Form 10KSB
period 2006-03-31
AeroGrow International, Inc.
filed 2006-07-06
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2005 to March 31, 2006

(Commission File Number) 000-50888

AEROGROW INTERNATIONAL, INC.
(Name of small business issuer in its charter))

Nevada (State or other jurisdiction of incorporation or organization)	46-0510685 (IRS Employer Identification No.)
900 28th Street, Suite 201, Boulder, Colorado 80303
(Address of principal executive offices, including zip code)

 Issuer’s Telephone Number, Including Area Code: (303) 444-7755

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  common stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year $34,245.

As of May 31, 2006, the registrant’s common stock had not commenced trading therefore market value is not applicable.

As of May 31, 2006, there were 9,164,622 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one): Yes ☒ No ☐

In addition to historical information, this Annual Report on Form 10-KSB (“Annual Report”) for AeroGrow International Inc. (“AeroGrow” the “Company,” “we,” “our” or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Annual Report, as well as other public reports filed by us with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were formed as a Nevada corporation on March 25, 2002. Our principal business is developing and marketing advanced indoor aeroponic garden systems designed and priced to appeal to the gardening, cooking and small kitchen appliance, healthy eating and home and office décor markets worldwide. Since our formation through March 2006, our principal activities have consisted of product research and development, research into the markets for our planned products and the best channels through which to sell them, product engineering, business planning and raising the capital necessary to fund these activities. In December 2005, we commenced pilot production of our AeroGarden™ system and, in March 2006, AeroGrow began shipping these systems to retail and catalogue customers.

Our principal products are “kitchen garden” indoor growing systems and proprietary seed kits that will allow consumers, with or without gardening experience, to easily grow cherry tomatoes, cilantro, chives, basil, dill, oregano, mint, flowers, chili peppers and lettuce throughout the year. Under the AeroGarden™ brand, our kitchen garden systems are designed to be simple, consistently successful and affordable. We believe that our focus on the design and features of our kitchen garden systems will make them the first of their kind on the consumer market. We reached this conclusion on the basis of standard methods of market research, including focus groups and potential customer interview techniques, review of potentially competitive products offered at all ranges of functionality and price, and testing of products that may be considered competitive in function although not necessarily competitive in terms of market orientation.

We have filed thirteen patent applications in the United States and one international patent application to potentially protect our core inventions. To date, no patents have been grated and there is no assurance such applications will be granted. Although aeroponic technology cannot in and of itself be patented, the patent applications include aeroponic technological advances described below as well as product, nutrient and seed pod inventions designed to enhance plant growth. Many of the patent-pending companion technologies are based on our innovations in the fields of biology, plant physiology, chemistry and adaptive learning computer science. In addition, we have developed certain trade secrets which simplify, combine and integrate our core technologies into our indoor kitchen garden systems.

We believe that our inventions and combined technologies will allow almost anyone, from consumers who have no gardening experience to professional gardeners, to produce year-round harvests of herbs, flowers and vegetables provided in our seed kits regardless of season, weather or lack of natural light. We believe that our kitchen garden systems’ unique and attractive designs make them appropriate for use in almost any location including kitchens, bathrooms, living areas and offices.

Our basic kitchen garden system and our deluxe kitchen garden system are projected to retail at prices ranging from $99 to $199 based on the channel of distribution in which they are sold and the specific product features provided.

Hydroponic Industry - Background and Opportunity

Hydroponics is the science of growing plants in water instead of soil. Used commercially worldwide, hydroponics is considered an advanced and often preferred crop production method. Hydroponics is typically used inside greenhouses to give growers the ability to better regulate and control nutrient delivery, light, air, water, humidity, pests and temperature. Hydroponic growers benefit by producing crops faster and enjoying higher crop yields per acre than traditional soil-based growers.

Aeroponic technology is derived from hydroponics and occurs when plant roots are suspended in an air chamber and bathed at regular intervals with nutrient solution. We believe that the aeroponic technology used in our kitchen garden systems is a technological advance over hydroponics because plant roots are suspended in a near-100% humidity, enclosed air chamber and bathed in a nutrient-rich solution. Aeroponic methods ensure the plants not only have sufficient water, nutrients and of course oxygen, but the temperature inside the root chamber can be easily controlled, ensuring temperature stress of the plant does not limit growth. For this reason, the use of a well designed and maintained aeroponic system can yield increases in growth rate and plant survival when compared to hydroponics systems.

From August 2002 through July 2005, we conducted our own market research which indicated that there is a potential, sizeable national market for our countertop soil-less kitchen garden systems for use indoors in homes and offices. Until the development of our kitchen garden systems, significant barriers have prevented hydroponic or aeroponic technology from being incorporated into mainstream, mass-marketed consumer products, including:

•  Consumers generally lack the specialized knowledge required to select, set up, operate and maintain the various components for a typical hydroponic or aeroponic system, including growing trays, irrigation channels, growing media nutrient reservoirs and nutrient delivery systems consisting of electronic timers, pumps, motors, tubing and nozzles.

•  Consumers generally do not possess the specialized knowledge required to select, set up, operate and maintain the varied indoor lighting systems that are necessary to grow plants in the absence of adequate indoor natural light.

•  Consumers are required to properly mix and measure complex hydroponic nutrient formulas which change depending on the plant variety and the stage of plant growth. In addition, consumers must deal with the problem of nutrient spoilage.

•  Federally-mandated water quality reports show that the water in many large cities is not suitable for hydroponic or aeroponic growing and requires chemical treatments. Consumers generally are unaware of how to adjust the water for healthy plant growth.

We believe that these complexities have been accepted in existing hydroponic market channels because our research has indicated that hydroponic manufacturers generally have focused their product development and marketing efforts on satisfying the needs of the commercial greenhouse and dedicated hobbyist markets. Our internal research has indicated that the hydroponic growing equipment currently available in these markets is bulky, expensive and comprised of many parts. These users are motivated to gain the specialized knowledge, equipment and experience currently required to successfully grow plants with these products.

We believe that the complexities of currently available commercial hydroponic products fail to address the needs and wants of the mass consumer market, leaving that market un-served. We further believe that our trade secrets, patent-pending inventions and companion technologies have simplified and improved hydroponic and aeroponic technologies and enabled it to create the first indoor aeroponic gardening system appropriate for the mass consumer market.

Our Proprietary Technology

We have spent more than three years innovating, simplifying, combining and integrating numerous existing and proprietary technologies and inventions into a family of “plug and grow” aeroponic kitchen garden systems and related seed kits specifically designed and priced for the mass consumer market. We have filed thirteen patent applications in the United States and one international patent application in an effort to protect our inventions. Following is a description of our proprietary technologies and inventions which are used together in its kitchen garden system and seed kits. The inventions under the patent applications have not been granted patents, and there can be no assurance that patents will be granted and, if granted, that such patents will be adequate to prevent competition from developing and manufacturing functionally equivalent systems.

Rainforest Nutrient Delivery System. Our “rainforest” nutrient delivery system combines components of our patent-pending technologies with features from several hydroponics or aeroponic methodologies into a proprietary system designed to provide aeroponic plant growth. These hydroponics or aeroponic methodologies include:

•  Drip Technologies. Drip systems create nutrient irrigation by pumping nutrient solution from a reservoir up to the base of the plant and saturating a soil-less growing medium. The growing medium delivers nutrients and moisture to plant roots which is similar to rainwater as it drips through the soil and past plant roots.

•  Ein Gedi Aeroponic Technologies. Plant roots in aeroponic systems are suspended in an air chamber and bathed at regular intervals with nutrient solution. In the Ein Gedi variation of aeroponics, plant roots are allowed to grow directly into nutrient solution after passing through an air space.

Our rainforest technology suspends plant roots into a 2 to 4 inch air chamber above an oxygenated nutrient solution. Nutrients are pumped from the nutrient reservoir to the base of each plant where a regulated flow of nutrients drips down through plant roots.

Pre-Seeded Bio-Grow Seed Pods. Our proprietary bio-grow seed pods include pre-implanted seeds, a bio-sponge growing medium, removable bio-dome covers and a grow basket to assist with the proper distribution of moisture. These seed pods must be used in our kitchen garden systems in order to grow plants. We believe consumers may use seeds purchased from other sources for use in its kitchen garden system, although we cannot provide any assurances on germination and growth in such cases.

We have selected the seeds to pre-implant in its bio-grow seed pods after two years of research. We implant our selected seeds in a bio-sponge growing medium that, based upon our internal research, facilitates rapid germination and enhanced root growth in comparison to other mediums tested, as well as supporting plant roots from germination through maturity and harvest. Our bio-grow domes create a mini-greenhouse environment by covering the grow surface to create a near-100% humidity air chamber which is optimal for most plant germination and initial growth. Bio-grow domes help regulate moisture and temperature to levels optimal for plant germination.

Our proprietary bio-grow seed pods are a vital component of its kitchen garden system. AeroGrow’s bio-grow seed pods will be packaged along with nutrients in seed kits to be used exclusively in our kitchen garden systems. These seed kits currently include seeds for cherry tomatoes, cilantro, chives, basil, dill, oregano, mint, chili peppers and flowers. In addition to pre-seeded pods, we also plan to allow consumers to purchase unseeded pods to give them the opportunity to grow their own seeds in AeroGrow’s kitchen garden systems. Our seed-pods will be required for use with the kitchen garden systems. However, not all plants are appropriate to grow in the kitchen garden system.

Microprocessor-Based Control Panel and Nutrient Cycle Delivery System. We believe that three common problems face both experienced gardeners and beginning gardeners, including:

•  improperly watering plants,

•  improperly feeding plants, and

•  failing to provide plants with sufficient light needed for healthy growth.

To assist consumers, especially inexperienced gardeners, we have developed two patent-pending microprocessor-based technologies that address these common problems. These technologies are designed to:

•  regulate the lighting system,

•  automatically alert users when it is time to add water and nutrients,

•  help simplify and reduce consumers’ time and involvement in caring for plants,

•  reduce the variables and errors often made by consumers in plant care, and

•  enhance plant growth.

We have developed two kitchen garden systems with different control systems. Our microprocessor-based control panel will be available as an accessory for its basic kitchen garden system and is included as a standard feature on its deluxe kitchen garden system. This control panel includes an electronic nutrient and water reminder system and microprocessor-controlled lights that alert consumers to add water and nutrients when needed and help ensure that plants are properly fed and receive the proper lighting. Without the microprocessor control panel, the user is required to track the time since the last nutrient tablets were added and needs to monitor the system visually as to when to add water.

In addition, our deluxe kitchen garden system includes its microprocessor-based nutrient cycle delivery system as a standard feature. With its nutrient cycle delivery system the consumer selects from four plant types (lettuce, herbs, tomatoes or flowers) and the system then automatically adjusts and optimizes the nutrient, water and lighting cycles based on the plant variety selected.

Time-Release Nutrient Tablets. Plants require a balanced mixture of nutrients for optimal growth. Certain nutrient combinations, including calcium nitrate and magnesium sulphate, generally cannot be combined, mixed or stored in the same container due to specific chemical reactions that bind them together and renders them useless to plants. Hydroponic growers seek to solve this problem by packaging various nutrient concentrations in up to four separate containers which are individually measured and added as needed by the consumer. These nutrient complexities require consumers using hydroponic systems to:

•  understand the blends of nutrient fertilizer that are best suited for the specific variety of plants they are growing,

•  understand the nutrient requirements for the specific plant variety at each of three stages of its growth and maturity,

•  measure and blend nutrients from up to four different concentrated solutions and add them to specific measured quantities of water, and

•  monitor, adjust and re-mix nutrient fertilizers over time.

We believe that current plant nutrition processes required for successful hydroponic growing have created barriers to mass consumer use and acceptance because they are cumbersome and complex. To help overcome these barriers, we have spent nearly three years developing time-release nutrient tablets designed specifically to deliver the proper nutrients to the plants, while offering consumers a user-friendly nutrient system. The consumer simply adds the plant-specific nutrient tablets to the kitchen garden systems when instructed by the microprocessor-based nutrient cycle delivery system, usually once every two weeks. The nutrient tablets eliminate the need for measuring and mixing multi-part nutrient formulas and storing various nutrients in separate containers.

Water Quality. Tap water as supplied by local municipalities often is not conducive to aeroponic or hydroponic growth. To address these problems, most hydroponic growers monitor and chemically adjust the water they use on a daily or weekly basis.

We believe that the problems associated with the wide range of water chemistry found throughout the United States (and possibly internationally), as well as the complexities involved in monitoring water chemistry, are significant barriers which limit the use of hydroponic gardening by the general public. We have developed a patent-pending formula that automatically adjusts and balances the water to a level capable of sustaining healthy plant growth in an aeroponic environment. This formula is pre-mixed into AeroGrow’s time-release nutrient tablet described above, which eliminates the need for consumers to understand water chemistry.

Integrated and Automated Lighting System. Hydroponic systems typically do not incorporate built-in lighting systems. Lighting systems must typically be purchased as separate components and assembled by the consumers. Hydroponic lighting systems generally consist of a ballast, reflector hood, lights and an electronic timer. The consumer must suspend the lighting system over the hydroponic unit and then continually raise the lights as the plants grow. Complete lighting systems often cost hundreds of dollars, which is considerably more than the cost of our entire kitchen garden system.

Our kitchen garden systems include built-in adjustable grow lights with ballast, reflector hood, lights and electronic timer. Our integrated lighting systems include high-output compact fluorescent light bulbs that deliver a spectrum and intensity of light designed to help optimize plant growth without natural light. In addition, our lighting system is fully automated and controlled by its microprocessor-based control panel described above.

Markets

Based on our informal market research, consisting of individual consumer interviews, focus groups and Internet survey responses, we believe that our kitchen garden systems will appeal to a broad spectrum of the people in the United States and internationally, including Europe and Japan. We believe that our products will appeal to at least four major market segments:

•  experienced gardeners,

•  novice and “want-to-be” gardeners,

•  the kitchen products and small appliances market, and

•  the office and home décor markets.

Further, based on our discussions with potential distributors, we believe that our kitchen garden systems also present opportunities in the specialized toy, educational, gift and hydroponic hobbyist markets.

Gardener Market. The 2002 National Gardening Survey conducted by the National Gardening Association states that gardening was America’s number one hobby with more than 70 million active gardeners. In the United States in 2002 there were estimated to be 27 million vegetable gardeners with one out of every four households having a vegetable garden, over 15 million fresh herb gardeners and over 20 million flower gardeners. We believe that our kitchen garden systems and related products can offer both expert and novice gardeners several major benefits not readily available through traditional gardening methods, including:

•  the ability to grow fresh herbs, lettuces, vegetables, tomatoes and flowers year-round, regardless of indoor light levels or seasonal weather conditions,

•  the ability to easily start plants indoors during colder months and then transplant them outdoors at the onset of the outdoor growing season,

•  the ability to use stem cuttings to propagate multiple reproductions of the desired plants in Our kitchen garden systems,

•  the reasonable assurance that crops can grow successfully by significantly reducing potential obstacles such as uncertain weather and garden pests,

•  the ease of growing hydroponically in contrast to the toil associated with traditional gardening, including preparing the soil, planting, thinning, weeding and watering.

“Want-to-be” Gardener Market. We believes that many people have an interest in gardening but lack the knowledge, confidence, available space, equipment or time to garden. We have observed the following barriers to beginning to garden:

•  gardening requires an ongoing time commitment,

•  apartment, high-rise and condominium dwellers often lack the land needed for a traditional garden,

•  gardening requires physical work which can be a significant barrier to older people or people with limited mobility or health issues,

•  buying the necessary equipment to garden can be expensive, and

•  gardening requires knowledge and expertise.

We believe that our kitchen garden systems overcome many of these barriers and provide a simple, convenient way for many current non-gardeners to begin to garden.

Kitchen Products and Small Appliances Market. We believe that many Americans now enjoy cooking as a form of entertainment or hobby and that these people repeatedly purchase new kitchen appliances and will be motivated to purchase our kitchen garden systems and related seed kits. Consumers in this potential market include:

•  people interested in cooking who would appreciate the convenience and satisfaction of having a readily available supply of fresh-cut herbs and basils to flavor soups, salads and other dishes,

•  people who prefer the distinctive texture and taste of freshly picked, vine-ripened tomatoes, basils, lettuces and other vegetables over days-old supermarket produce, and

•  people interested in healthy, pesticide-free foods for themselves and their families, reflecting both the rapidly growing interest in naturally and organically grown foods and the increasing number of people who, for health or weight concerns, include salads and fresh vegetables as part of their families’ diets.

We believe that our kitchen garden systems will be embraced in this market by people who understand the value of having an ongoing supply of fresh herbs and vine-ripened produce throughout the year.

Office and Home Decor Market. Flowers are frequently used to brighten homes and offices around the world. It is difficult to readily grow flowers indoors due to a lack of sufficient light and growing knowledge. As a result, people often use cut flowers which are expensive, short-lived and require ongoing maintenance. Our kitchen garden systems enable colorful and fragrant flowers to be easily grown indoors year-round. Flowers grown with our kitchen garden systems will last for months with minimal care and maintenance. Flowers can be grown in a wide variety of indoor locations, including kitchen and bathroom countertops, living rooms, bedrooms, family rooms, offices, work stations, waiting rooms and lobbies. In addition, professional plant caretakers may be motivated to include our kitchen garden systems among their traditional plant options because of the relatively low cost and ease of maintenance of our systems.

Specialty Markets. Our informal market research indicates that several specialized markets potentially exist for our kitchen garden systems in the future, including:

•  toy market for a children’s “root-viewing” garden,

•  classroom market for student education relating to plant growth,

•  gift market,

•  hydroponic enthusiast market, and

•  international markets, particularly in large cities with limited outdoor garden space.

Marketing and Sales Strategy

We began launching our kitchen garden system in the United States during February and March of 2006 with a nationwide public relations campaign. Initial test marketing shipments to retail launch partners, including Sur La Table, Frontgate and others commenced in March 2006. We have developed many of our marketing materials, including our website (www.aerogarden.com), product brochures, retail packaging and other retail collateral materials and public relations kits. Additional development is in process for in-store point of purchase supplies, infomercial and short-form television show and print media items. We plan to expand our marketing and distribution internationally when our products have been successfully launched and established in the United States. Our proposed direct marketing activities may include a 60-second television spots, 30-minute infomercials, home shopping networks, print advertising and Internet-based advertising and these activities will begin market testing in June 2006. Our plan is designed to educate prospective customers while creating widespread awareness of its kitchen garden systems and generating direct sales in four key target markets: the experienced gardener market, the “want-to-be” gardener market, the kitchen products and small appliances markets and the office and home décor market.

Competition

Aeroponic and hydroponic technologies have historically been limited to ardent hobbyists and commercial growing facilities worldwide. We believe that we are the first company to develop and offer a simple soil-less indoor growing system for the mass consumer market. We further believe that our proprietary and patent-pending technologies, and trade secrets and our product development efforts to date will provide certain barriers to entry for potential competitors.

Typical hydroponic manufacturers offer a range of equipment and accessories through distributors or small independent “hydro-shops” in a trade-oriented manner similar to plumbing or electrical suppliers. Purchasers typically mix and match equipment from various suppliers in an “a la carte” fashion to individually customize a large system that they then assemble on their premises. We believe that these products are substantially more expensive than the proposed selling prices of the company’s products.

We believe that our simplified and complete kitchen garden systems and planned methods of distribution offer significant benefits from these traditional hydroponic industry practices. However, we recognize that there are companies that are better funded and have greater experience in producing hydroponic products in commercial markets, including, but not limited to, companies such as General Hydroponics and American Hydroponics. These companies could potentially decide to focus on the consumer market with competing products. We could also potentially face competition from gardening wholesalers and large and profitable soil-based gardening companies, including, but not limited to, the Burpee Seed Company and Gardener’s Supply Company, should they decide to produce a competitive product.

Nevertheless, we believe that our kitchen garden systems and related products can compete effectively in the marketplace on the basis of their affordable cost, user-friendly design and the benefits offered by its proprietary and patent-pending technologies. Further, to the best of our knowledge, none of the growing systems currently available for use in the home at our projected retail prices provide an integrated grow lighting system and are therefore unsuited to grow fresh herbs, vegetables and flowers indoors without the additional purchase of a separate bulky lighting system.

Manufacturing

We manufacture our products using contract manufacturing sources that are supervised by our internal engineering and manufacturing teams. Our bio-grow seed pods will initially be produced and assembled in our own laboratory facilities.

We have signed a tri-party manufacturing agreement with Source Plus, Inc., an Alabama corporation, and Mingkeda Industries Co., Ltd., a Chinese company, for the initial manufacture of our kitchen garden systems and accessories. Source Plus assisted us in identifying companies in China that had the capability to manufacture our kitchen garden systems. Source Plus advanced monies to Mingkeda for tooling and molds to build our products. To reimburse Source Plus for its advances to Mingkeda for tooling, we issued 62,000 shares of our common stock to Source Plus in October 2005 with an estimated fair value of $5.00 per share. Source Plus is also obligated to provide quality control inspection services for us at Mingkeda’s factory. To date, we have received approximately 10,000 units from Mingkeda with over 25,000 additional units in the process of manufacturing and/or delivery. In addition to the Mingkeda plant, we are exploring relationships with other manufacturers located in China as an alternative supply source should sales volumes require added production. In the event Mingkeda in unable to meet its anticipated production capacity before we are able to develop additional contract manufacturing sources, sales could be adversely affected if sales demand exceed production capacity.

Mingkeda has informed us that it can produce approximately 30,000 kitchen garden systems per month with its existing set of tools and can increase its production to approximately 100,000 kitchen garden systems per month by adding an additional set of tools and injection molding presses. Mingkeda estimates that it can add the additional set of tools and presses within 60 to 90 days following our notification. In addition to the Mingkeda plant, we are exploring relationships with other manufacturers located in China as an alternative supply source should sales volumes require added production.

We intend to initially produce and assemble our bio-grow seed pods in our laboratory facilities in Longmont, Colorado. The seed pods and kitchen garden systems will be shipped to a fulfillment center in Reno, Nevada. Innotrac Corporation will provide warehousing, order fulfillment and shipping for our products. Our agreement with Innotrac is described, below, at “Distribution.”

Product Returns and Warranties

We have had limited sales to date and thus has little experience dealing with returns. We currently anticipate that products may be returned to us at our facilities in Longmont, Colorado. We anticipate that the returned products will go into inventory and we may repair the products to sell as refurbished products. Mingkeda will provide us with replacement part assemblies for products which are deemed defective due to materials or manufacturing complications. We currently provide a one year warranty on the kitchen garden systems, a six month warranty on the grow bulbs and a one month warranty on our seed kits.

Intellectual Property

We have filed thirteen patent applications in the United States and one foreign patent application to protect its technologies and products. We believe that these patent applications do not infringe on issued patents owned by others. We also believe that if we fail to receive patents for any one of these patent applications, our operations will not be immediately adversely affected, however the failure to obtain none of the patents will enable competition to more easily bring competitive products to market which could adversely effect our future operations if such competitive products performed better and/or were marketed by companies with greater financial and distribution resources than us. In addition to the patents being sought, we maintain some crucial information about our products as trade secrets which information is closely guarded. Also, we believe that to reverse engineer some of our technology, if and when the patents become public, would take a substantial amount of time and would be costly to do. The inventions under the patent applications have not been granted patents, and there can be no assurance that patents will be granted.

We have filed ten trademark applications which we intends to prosecute in the United States to protect our products and brand equity. The applications are for:

•  Farmers Market Fresh, filed in July 2005 and received examiners’ first action,

•  Kitchen Smart, filed in August 2005 and received examiners’ first action,

•  KitchenHarvest, filed in December 2005,

•  AeroGarden, filed in December 2005;

•  Farmer’s market in your kitchen, filed in March 2006;

•  We grow green thumbs, filed in March 2006;

•  Off the plant and into the pot, filed in March 2006;

•  Cut & cook, filed in March 2006;

•  Bio-dome, filed in March 2006; and

•  AeroPod, filed in March 2006.

Each of our employees, independent contractors and consultants has executed assignment of application agreements and nondisclosure agreements. The assignment of application agreements grant to us the right to own inventions and related patents which may be granted in the United States. The nondisclosure agreements generally provide that these people will not disclose our confidential information to any other person without its prior written consent. We have also obtained the domain names for AeroGrow.com and AeroGarden.com, AeroGarden.net and AeroGarden.biz, among others.

Governmental Regulation and Certification

To the best of our knowledge, we believe that we are complying with United States regulations concerning the shipping and labeling of seeds and nutrients. Currently, certain of the components for the kitchen garden system and our deluxe kitchen garden system as well as the actual finished kitchen garden system currently being shipped are UL certified. These certifications confirm that the products have been tested and conform to a recognized level of fire and other safety standards for consumers. Such independent third party certification is required for sales of products through many major retailers.

Personnel

We currently employ approximately 49 persons with 35 full-time and 14 on a part-time basis. In addition, we contract for the services of part-time and project consultants. We believe that our employee relations are good. We intend to continue to conduct its business primarily using employees, and it is likely that some consultants will become employees in the future, including its chief marketing officer, Randy Seffren. We believe that we will hire additional employees and/or consultants in the future as our operations grow. We are planning to outsource some activities, in whole or part, such as manufacturing, telemarketing, public relations, infomercial production, fulfillment and shipping.

Corporate Reorganization and 2006 Private Placement

On January 12, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wentworth I, Inc., a Delaware corporation (“Wentworth”), which was consummated on February 24, 2006. Under the Merger Agreement, Wentworth merged with and into our company, and we were the surviving corporation (“Merger”). The Merger, for accounting and financial reporting purposes, has been accounted as an acquisition of Wentworth by the us. As such, we are the accounting acquirer in the Merger, and our historical financial statements will be the financial statements following the Merger.

In two closings, held on February 24, 2006 and March 1, 2006, we completed the sale of shares of our common stock and common stock purchase warrants in a private placement (the “2006 Offering”). We sold 2,148,000 shares of our common stock and warrants to purchase 2,148,000 shares of our common stock. Each unit in the 2006 Offering consisted of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $6.25 per share. The price per unit was $5.00. We received net proceeds of $8,964,952 from the 2006 Offering after the commission and offering expenses.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease seven different nearby office facilities and one research and production facility under primarily month to month operating lease agreements. Rent expense for the years ended December 31, 2005, and December 31, 2004, was approximately $106,444 and $91,741, respectively. This includes the fair value of 15,208 shares and 15,531 shares of common stock granted to the landlord for the years ended December 31, 2005 and December 31, 2004, respectively. For the three month transitional period ended March 31, 2006, rent expense was $33,458.

One of our operating leases for office space ended on December 31, 2005. We renegotiated a new operating lease for this office space on an annual basis at a rent of $1,000 per month through December 31, 2006. We leased certain production space under a month-to-month lease beginning in August 2005, at the rate of $1,315 per month.

We are presently in negotiation for approximately 20,000 square feet of leased office and research and development space in a single, consolidated facility that will be finished to our specifications, as opposed to the seven separate facilities leased today. We believe that we will be able to either renew our existing leases or arrange new leases in nearby locations on acceptable terms. We believe that these properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal proceedings pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual shareholders meeting held on February 21, 2006, the following items were approved by a majority of our shareholders:

1.	The election of a Board of five directors to serve until the 2007 Annual Meeting of Stockholders, or until their successors are duly elected and qualified as follows;

W. Michael Bissonnette (Chairman)
Richard A. Kranitz
Wayne Harding
Jack J. Walker
Kenneth Leung

2.	The approval of the 2005 Equity Compensation Plan, and merger of the 2003 Stock Option Plan into the 2005 Equity Compensation Plan;

3.	The approval of an amendment to the Articles of Incorporation of the corporation, correcting the name from “Aero Grow” to “AeroGrow.”

4.	The approval of rounding up the number of shares issued in the one for five reverse split of corporation common stock that was accomplished on May 31, 2005;

5.	The ratification of Gordon, Hughes & Banks, LLP as auditors for fiscal year ending December 31, 2006.

The following table shows the results of the shareholder voting for the foregoing proposals:

		For	Against	Abstained	Total
1.	Election of five directors
	W. Michael Bissonnette (Chairman)	3,039,496	-	224,787	3,264,283
	Richard A. Kranitz	3,039,496	-	224,787	3,264,283
	Wayne Harding	3,039,496	-	224,787	3,264,283
	Jack J. Walker	3,039,496	-	224,787	3,264,283
	Kenneth Leung	3,039,496	-	224,787	3,264,283
2.	Approval of the 2005 Equity Compensation Plan	3,192,741	11,362	63,967	3,268,070
3.	Approval of name change	3,260,470	-	7,600	3,268,070
4.	Approval of rounding on reverse split	3,255,970	2,000	10,100	3,268,070
5.	Ratification of Gordon, Hughes & Banks, LLP as auditors	3,118,300	-	149,770	3,268,070

PART II

ITEM 5. MARKET FOR COMMON EQUITY , RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

We plan to have to have our shares of common stock commence quotation on the Over-the-Counter Bulletin Board (“OTC BB”). We also plan to seek listing of its common stock on NASDAQ in the future if and when we satisfy the requirements for such listing. There is no public trading market for our equity.

Holders of Record

As of May 31, 2006, we had 754 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in their discretion, and will depend on our financial position, operating results, capital requirements and other factors that the Board of Directors considers significant.

Equity Compensation Plan Information

Refer to Item 11 below for information with respect to our equity compensation plans.

Lock Up Restrictions

In conjunction with the closing of the Merger with Wentworth in February 2006, the former stockholders of Wentworth holding an aggregate of 396,813 shares of common stock, AeroGrow stockholders (including all shares of AeroGrow held by AeroGrow’s current officers and director) holding an aggregate of 4,792,428 shares of our common stock and 1,831,067 shares of common stock underlying AeroGrow’s existing warrants and options outstanding entered into lock up agreements under which they will be prohibited from selling or otherwise transferring: (i) any of their shares of common stock for a period of twelve months (12) months following the effective date of the registration statement (“Initial Lock Up Period”) which registers their shares for resale, and (ii) fifty percent (50%) of its shares of common stock after the expiration of Initial Lock Up Period until the date which is eighteen (18) months after the effective date of the registration statement filed by us which is pending.

There are 544,428 shares of common stock held by investors in AeroGrow’s Colorado intrastate offering (“Colorado Offering Shares”) and 553,642 shares of other outstanding common stock that are not subject to lock up restrictions and will be freely tradable without restriction depending on how long the holders thereof have held these shares in accordance with the requirements of Rules 144 and 701 if and when our common stock becomes tradable.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following plan of operation provides information which our management believes is relevant to an assessment and understanding of our business, operations and financial condition. The discussion should be read in conjunction with the audited financial statements and notes thereto which are included in this Form 10-KSB. This plan of operation contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors.”

Overview

We are in the business of developing, marketing and distributing advanced indoor aeroponic garden systems. Since formation, through our development stage ending February 2006, our principal activities consisted of product research and development, market research, business planning and raising the capital necessary to fund these activities. We have completed development of our initial kitchen garden systems and related bio-grow seed pods, have contracted with a third-party manufacturer who has commenced production activities and we have actively began sales activities as of March 2006. We placed our initial manufacturing order for 4,000 units in December 2005 and have taken delivery of additional orders in excess of 10,000 units to date. We commenced our initial marketing and distribution of our products during the three month transitional period ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2006, we had generated net proceeds from the sale of the following securities:

•  $2,279,444 from private placements of 2,040,611 shares of our common stock during 2002, 2003 and 2004,

•  $215,000 from the exercise of our redeemable $1.25 warrants and $2.50 warrants for 164,000 shares of common stock in 2003, 2004 and through June 30, 2005,

•  $2,307,737 from a Colorado registered offering of units consisting of 544,228 shares of common stock and our redeemable $10.00 warrants and $15.00 warrants during 2004,

•  $2,591,554 from our debt offering of convertible notes and redeemable 2005 warrants in June, July, August and September 2005,

•  $8,000 from the issuance of 1,600 shares of common stock pursuant to an agreement with an employee at $5.00 per share during the period June 30, 2005 through September 30, 2005,

•  $85,000 from the issuance of 40,000 shares of common stock pursuant to the exercise of $1.25 and $2.50 warrants,

•  $962,500 from the exercise of outstanding $2.50 and $5.00 warrants for 395,000 shares of common stock during December 2005; and

•  $8,964,952 in net proceeds from the sale of common stock and warrants in our private placement offering, consummated February 24, 2006 and March 1, 2006.

As of March 31, 2006, we had a cash balance of $8,852,548. We believe this amount of cash capital will be sufficient to meet our liquidity requirements for the next 12 to 18 months. We anticipate our principal sources of liquidity during the fiscal year ended March 31, 2007 will be proceeds from initial sales of our products.

We expect to incur additional losses in the foreseeable future and at least until such time as we successfully launch our marketing and public relations campaigns generating wide scale domestic and international sales and distribution for our products and successfully obtains additional contract manufacturers needed for volume production of our products. Accordingly, there is no historical financial or other information about us which you could use to determine our future performance.

We have used the funds raised to date to:

•  complete the research and development of our kitchen garden systems,

•  commence manufacturing of one model of our kitchen garden and six varieties of seed kits,

•  commence development of our direct response marketing advertisements including one 30-minute infomercial and 60-second television commercials, and

•   our public relations launch during the period from January 2006 through June 2006.

We anticipate that existing cash resources will be sufficient to complete these activities. We have launched the sale of our kitchen garden systems nationally through selected retail outlets and catalogues and plan to launch a direct-to-consumer advertising campaign in the quarter ending September 30, 2006. To date we have shipped products to Sur La Table, a retailer, and Frontgate, a nationally recognized catalogue and other retailers. We intend to use our working capital principally to purchase inventory, fund our initial media advertising, continuing to fund our public relations campaign and trade show costs as well as our ongoing overheads and operations costs.

Plan of Operation

During the balance of calendar year 2006, we intend to expand our efforts in manufacturing, marketing, distributing and selling our kitchen garden systems. Manufacturing activities began in January 2006 for pilot production and production capacity is being expanded, both in terms of capacity at our current contract manufacturer as well as seeking additional contract manufacturers, for the balance of calendar year 2006. We intend to complete our infomercial in the third calendar quarter of 2006 time frame and begin test marketing. Initial test marketing shipments to retail launch partners, including Sur La Table, Frontgate and others commenced in March 2006. In order to transition from our development stage to an operating company, we have strengthened our management team with the addition of a Vice President of Sales, a Vice President of Operations, Vice President of Engineering and Manufacturing, a new Chief Financial Officer and other marketing, operations and administrative staff. We also are expanding our new product development activities to sustain operations beyond our initial product offerings.

We have developed many of our marketing materials, including our website, product brochures, retail packaging and other retail collateral materials and public relations kits. Additional development is in process for in-store point of purchase supplies, infomercial and short-form television show and print media items. Most of these items will be completed in the period of March to September 2006.

Our plan of operation for the balance of the fiscal years ended March 31, 2007 and 2008 will depend, in part, on the assumptions used to develop our business plan and whether they were or have been inaccurate or need to be changed to respond to different assumptions or different business needs or objectives. Any changes could cause the working capital to be insufficient to fund our operations and it could be required to seek additional financing sooner than it currently anticipates.

Manufacturing. We plan to manufacture our products using contract manufacturing sources that are supervised by our internal engineering and manufacturing teams. Our bio-grow seed pods will initially be produced and assembled in our laboratory facilities in Longmont, Colorado.

On September 30, 2005, we entered into a manufacturing agreement with Source Plus, Inc. (“Source Plus”) an Alabama corporation, and Mingkeda Industries Co., Ltd. (“Mingkeda”), a Chinese company located in the Guangdong Province of China that has primarily manufactures light fixtures in the past. This agreement supersedes a prior agreement with Mingkeda and Source Plus. Under the terms of this agreement, Source Plus advanced monies to Mingkeda for tooling and molds to build our products. To reimburse Source Plus for our advance to Mingkeda, we issued 62,000 shares of our common stock to Source Plus in October 2005 with an estimated market value of $5.00 per share. We recorded a $310,000 asset for tooling which we will depreciate over a period of three years to reflect the estimated useful life of the tooling. We have agreed with Source Plus to certain selling restrictions on the sale of our common stock. In the event our stock is not traded on a public market by June 1, 2006, Source Plus may require us to repay the $310,000 in exchange for the return of our stock. To date, no such notice has been received. If the market value of our common stock issued to Source Plus is less than $155,000 one year after the closing of our 2006 Offering, then we have agreed to pay such difference to Source Plus in cash within sixty days following the one year date, plus interest at 5% per annum. Further, in return for a $0.50 per unit price concession from Mingkeda for products we have purchased, we issued 10,000 shares of our common stock to Mingkeda in October 2005 with an estimated fair value of $5.00 per share. These shares are subject to the same selling restrictions as the stock issued to Source Plus. We recorded a $50,000 expense for inventory which we will charge to cost of sales at a rate of $0.50 per unit for each unit sold or one year, whichever occurs sooner.

The new agreement provides for payment of the purchase price of products manufactured by Mingkeda as follows: 30% paid twenty-five days prior to shipment, 50% paid upon shipment and the remaining 20% paid twenty days after shipment. The purchase price is determined based upon a fixed percentage (29% except for light bulbs which are 14%) for profit, overhead and labor applied to actual component costs. Mingkeda will manufacture and ship the products as and when required by us and will maintain an agreed level of quality. Mingkeda has agreed to develop sufficient capacity to manufacture up to 30,000 kitchen garden systems per month. We will have the right to audit Mingkeda’s manufacturing performance periodically and maintain an agent in the Mingkeda plant to inspect our production. We believe that our products will be manufactured to the highest quality standards at acceptable costs. In order to diversify our risk to a single manufacturer, as well as provide for capacity beyond that of Mingkeda, We are actively seeking additional contract manufacturing sources to increase capacity and diversify risk.

Under our agreement with Source Plus, Source Plus is specifically responsible for working as the liaison between us and Mingkeda with responsibility for oversight of quality control in the manufacturing of the products, reviewing of specifications and making sure that Mingkeda complies, monitoring order fulfillment and similar tasks related to quality of the finished goods. We have also agreed to pay to Source Plus a commission of 2% of the total purchases of the product with such payments to be made using the same proportions as our payments to Mingkeda. In addition, Source Plus is entitled to receive 2% of all purchases by us of kitchen gardens, from all sources, for a period of eighteen months from the date of the initial shipment from Mingkeda.

The manufacturing agreement with Mingkeda and Source Plus provides for protection of our intellectual property rights.

Public Relations Program. During the first calendar quarter of 2006, we initiated a public relations program designed to gain a wide exposure for us and our kitchen garden systems through news stories:

•  on radio and television,

•  in food and gardening sections of newspapers,

•  in food and gardening magazines, and

•  on the Internet.

Our products were sent to selected major food and gardening editors, other recognized gardening and cooking authorities and celebrities to familiarize them with the products. The public relations program to date has yielded placements in newspapers such as the New York Times, magazines such as Readers Digest and television shows such as Good Morning America. We signed a letter agreement with Patrice Tanaka & Company, Inc. (“Tanaka”) in June 2005, to manage our public relations activities. This agreement is cancelable by either party at any time. We have agreed that, through March 2006, 25% of Tanaka’s hourly compensation will be paid in shares of our common stock at the then current market or fair value. The total stock compensation payable to Tanaka as of March 31, 2006 is 11,354 shares valued at $5.00 per share for a total of $56,770. We expect Tanaka to execute a lock-up agreement with restrictions similar to those agreed to by KRM Fund. We anticipate continuing to have Tanaka manage public relations activities through March 2007.

Direct Response Marketing and Sales. We will begin testing various direct marketing advertisements during the third calendar quarter of 2006 including:

•  60-second television commercials,

•  30-minute infomercials

Wee have begun testing as the date hereof the following:

•  home shopping networks, and

•  print and Internet advertising.

We will develop a plan based on the results of this testing to generate direct sales nationally in the experienced gardener market, the “want-to-be” gardener market, the kitchen products and small appliance markets and the office and home décor markets.

We receive the full retail selling price for our products when we market directly to consumers, which yield higher gross profit margins than sales made at wholesale prices. However, the gross margins for direct-to-consumer sales have a higher marketing cost associated with them. Accordingly, the level of product awareness achieved by these direct marketing programs will depend on the level of consumer response generated by our advertisements. The consumer response, in turn, generates revenues which allow us to maintain higher levels of media expenditures.

We entered into an agreement with Respond2, Inc. (“Respond2”) to develop and produce one 30-minute infomercial and 60-second television commercials. As of March 31, 2006, we have paid to Respond2 a creative fee of $15,000 in cash plus 3,000 shares of our common stock valued at $5.00 per share. We also agreed to pay to Respond2 all actual approved production costs currently estimated at approximately $400,000, and a profit percentage equal to 33% of the production costs. The profit percentage will be paid in shares of our common stock valued at 80% of the then current market price. We currently estimates that the total compensation payable to Respond2 during the term of this agreement will be approximately $415,000 in cash and we will issue an aggregate of 30,000 shares of common stock to Respond2 assuming a fair value per share of $5.00 per share during the term of the agreement.

We intend to launch our products nationally through direct response marketing channels and to maintain a dedicated e-commerce website.

Retail Marketing and Sales. During the fiscal year ending March 31, 2007, we plan to expand the distribution of our products to additional channels including:

•  television shopping networks,

•  catalog companies, and

•  specialty retailers including cooking and gourmet, gardening and housewares.

We have developed a nationwide network of manufacturer sales representative organizations with experience in each of these retail categories to manage sales activities for these channels. These sales representatives will be independent contractors compensated by commission based on the sales they generate. Although our gross profit margins will be lower when selling through retail channels, we will not incur the relatively higher advertising costs associated with our direct response marketing. Our ability to establish and maintain sales through retail channels will depend on the success of our public relations and direct marketing campaigns in generating awareness for our products, the retailers’ ability and willingness to merchandise our products and consumer acceptance for our kitchen garden systems.

Distribution. Our kitchen garden systems will be shipped from our manufacturer in China primarily via ocean cargo to a fulfillment center in Reno, Nevada, however, initial shipments are being shipped via airfreight to meet customer delivery dates and allow for additional quality inspection during the early stages of production. Our seed pods are being shipped from our manufacturing facility in Longmont, Colorado, to the fulfillment center. We have contracted with Innotrac Corporation (“Innotrac”), a Georgia corporation, to fulfill, store and ship our products. Innotrac will provide warehousing, order packing and shipping for the products sold through both our direct response channels and retail channels on primarily a variable cost basis. Costs for warehousing, order packing and shipping for the products sold through direct response channels are estimated to be about $1.50 to $2.00 per unit plus actual freight costs forecasted between $5.00 and $10.00 per order. These costs are included in the shipping and handling charge paid by the direct response purchaser. For retail distribution, the costs for warehousing, order packing and shipping are estimated to be between $.50 and $1.00 per unit because of the efficiencies gained in shipping larger quantities per order. Freight costs will vary significantly depending upon quantity ordered and destination, but they are projected to be in the range of 2% to 4% of the sales net of reimbursement from customers. Innotrac also provides payment processing, database management and customer support services for the direct response sales. These costs are projected to be approximately 2.5% of sales for payment processing and 1% of sales for customer support, with database management costs included in the foregoing. The contract with Innotrac is for an initial term of three years, but provides for termination by either party on ninety days’ written notice.

We are negotiating with a telemarketing company to provide operators who will take calls from consumers responding to our direct response marketing. These orders and the orders received on our website will be provided to Innotrac once each day to be fulfilled. Telemarketing costs per order are projected at 4% of direct response sales.

International Sales. Once we have established consumer acceptance of our products in the United States, we intend to actively seek to establish international distributors in key markets in Europe and Asia. Our goal is to partner with successful distribution companies that possess both direct and retail marketing experience. These partnerships will most likely be in the form of exclusive distributor or licensing agreements tied to performance criteria. We anticipate that such distributors will modify our marketing and advertising materials developed for United States’ markets for use in their respective markets.

Inflation and Seasonality. We do not expect inflation to have a significant effect on our operations in the foreseeable future. Because our kitchen garden systems are designed for an indoor gardening experience, it is possible that we may experience slower sales in the United States during April through September when our consumers may tend to garden outdoors. However, we currently anticipate increased sales during the holiday season in the fourth calendar quarter and in the first calendar quarter due to additional marketing we plan to undertake.

Research and Development

During the year ended December 31, 2005, we incurred $1,578,833 in research and development costs. During the year ended December 31, 2004, we incurred $333,038 in research and development costs. During the three months ended March 31, 2006, we incurred $978,539 in research and development costs, inclusive of $573,916 in compensation relating to the granting of stock options granted March 28, 2006. We initially focused our efforts on determining if an aeroponic product could be developed for consumer use in the home at attractive prices. We then focused on developing the design, technology and various prototype models. In addition, we set up a greenhouse and laboratory to measure the success of growing herbs, vegetables and flowers with various seeds, cuttings and nutrients under different lighting conditions. Finally, we filed patent applications for the technology used in our kitchen garden systems.

In the next twelve months we intend to continue researching and developing new product designs and product extensions including, but not limited to, nutrient delivery systems and additional seed varieties for our seed kits.

Off-Balance Sheet Arrangements

We have certain current commitments under month to month operating leases and, as of March 31, 2006, have not entered into any capital leases or contracts for financial derivative instruments such as futures, swaps and options.

RISK FACTORS

The business, financial condition and operating results of AeroGrow International Inc. (“AeroGrow”) could be adversely affected by any of the following factors, in which event the value of the equity securities of AeroGrow could decline, and investors could lose part or all of their investment. The risks and uncertainties described below are not the only ones that the combined company faces. Additional risks and uncertainties not presently known to management, or that management currently thinks are immaterial, may also impair future business operations.

Because AeroGrow has a limited operating history, AeroGrow may not be able to successfully manage its business or achieve profitability.

AeroGrow has a limited operating history upon which you can base your evaluation of its prospects and the potential value of its common stock. AeroGrow is just now starting to produce its garden systems and seed kits. AeroGrow is confronted with the risks inherent in a start-up company, including difficulties and delays in connection with the production and sales of its kitchen garden systems, operational difficulties and its potential under-estimation of production and administrative costs. If AeroGrow cannot successfully manage its business, AeroGrow may not be able to generate future profits and may not be able to support its operations.

AeroGrow has incurred substantial losses since inception and may never achieve profitability.

Since AeroGrow commenced its operations in 2002, AeroGrow has incurred substantial operating losses. For the three months ended March 31, 2006, AeroGrow had a net loss of $7,543,343; for the year ended December 31, 2005, AeroGrow had a net loss of $7,717,577; and for the year ended December 31, 2004, AeroGrow had a net loss of $2,389,044. AeroGrow’s losses from operations have resulted in an accumulated deficit of $19,405,712 at March31, 2006. AeroGrow expects that its operating expenses will outpace revenues for the near future and result in continued losses. The success of its business will depend on its ability to introduce and sell its kitchen garden systems to consumers and develop new product extensions and applications. You should consider the costs and difficulties frequently encountered by companies in their early stages of launching a product and establishing a market presence. There is no assurance that AeroGrow will ever obtain profitability which may lead to the entire loss of your investment.

If AeroGrow’s kitchen garden systems fail to perform properly, its business could suffer with increased costs and reduced income.

Although AeroGrow has been internally testing its products in its laboratories and with users for three years, its products may fail to meet consumer expectations. AeroGrow has had no experience in returns and has no history with respect to warranty claims for its products. AeroGrow may be required to replace or repair products or refund the purchase price to consumers. Failure of AeroGrow’s products to meet expectations could:

•  damage its reputation,

•  decrease sales,

•  incur costs related to returns and repairs,

•  delay market acceptance of its products,

•  result in unpaid accounts receivable, and

•  divert its resources to remedy the malfunctions.

AeroGrow may need additional capital to fund its growth.

AeroGrow anticipates that has sufficient capital to satisfy its requirements for the next 12 to 18 months. However, AeroGrow may require additional capital to support its growth and cover operational expenses as AeroGrow expands its marketing and product development. AeroGrow may need to issue equity, debt or securities convertible into equity which will dilute the current stock ownership in AeroGrow. If AeroGrow cannot obtain additional financing on reasonable terms, AeroGrow may not have sufficient capital to operate its business as planned and would have to modify its business plan or curtail some or all of its operations.

If the holders of AeroGrow’s convertible notes choose repayment instead of conversion or the extension of maturity, AeroGrow will not be able to implement its full plan of operation.

AeroGrow’s convertible notes with an aggregate principal amount of $30,000 are repayable on demand at any time after June 30, 2006, unless converted into shares of AeroGrow’s common stock. In addition, $840,000 of principal amount will be repayable on December 31, 2006 unless converted. If these holders choose to demand payment rather than converting their notes to common stock, up to $870,000 of principal plus related interest may have to be paid. If such holders choose not to convert or extend the maturity, AeroGrow would use a portion of its current capital to repay the convertible notes instead of funding its full plan of operations, and AeroGrow may not be able to maximize revenues or profitability.

AeroGrow’s intellectual property and proprietary rights give it only limited protection and can be expensive to defend.

AeroGrow’s ability to produce and sell kitchen garden systems depends in part on securing patent protection for the components of its systems, maintaining various trademarks and protecting its operational trade secrets. To protect its proprietary technology, AeroGrow relies on a combination of patents pending (and if granted, patents), trade secrets and non-disclosure agreements, each of which affords only limited protection. AeroGrow owns the rights to thirteen United States patent applications and one foreign patent application. However, these patent applications may not result in issued patents and even issued patents may be challenged. AeroGrow plans to begin selling its kitchen garden systems prior to receiving issued patents relating to its patent applications. All of AeroGrow’s intellectual property rights may be challenged, invalidated or circumvented. Claims for infringement may be asserted or prosecuted against AeroGrow in the future and AeroGrow may not be able to protect its patents, if any are obtained, and assert its intellectual property rights against others. AeroGrow’s former employees or consultants may violate their non-disclosure agreements with AeroGrow, leading to a loss of proprietary intellectual property. AeroGrow also could incur substantial costs to assert its intellectual property or proprietary rights against others.

AeroGrow might not be able to hire and retain personnel with the appropriate experience and talent to build its sales and marketing capability which will negatively affect future revenue.

AeroGrow intends expand its sales and marketing personnel with additional hires during 2006. If AeroGrow is unable to identify, hire or retain qualified sales and marketing personnel, AeroGrow may not be able to implement its business plan and may not be able to achieve adequate revenues.

AeroGrow’s future depends on the financial success of its kitchen garden systems. Since AeroGrow is introducing entirely new products without comparable sales history, AeroGrow does not know if its kitchen garden systems and seed kits will generate wide acceptance by consumers.

AeroGrow has introduced its kitchen garden systems and seed kits as new products to consumer markets unfamiliar with their use and benefits. AeroGrow cannot be certain that its products will generate widespread acceptance. If consumers do not purchase its products in sufficient numbers, AeroGrow will not be profitable. Investors must consider AeroGrow’s prospects in light of the risks, expenses and challenges of attempting to introduce new products with unknown consumer acceptance.

AeroGrow’s marketing strategies may not be successful which would adversely affect its future revenues and profitability.

AeroGrow’s revenues and future depend on the successful marketing of its kitchen garden systems. AeroGrow cannot give assurance that consumers will be interested in purchasing its products. AeroGrow plans to use direct marketing to sell its products via television commercials, infomercials, magazine and newspaper advertising and the Internet. Its infomercials and commercials may not generate sufficient income to continue to air them. If AeroGrow’s marketing strategies fail to attract customers, its product sales will not produce future revenues sufficient to meet its operating expenses or fund its future operations. If this occurs, AeroGrow’s business may fail and investors may lose their entire investment.

AeroGrow’s current or future manufacturers could fail to fulfill AeroGrow’s orders for kitchen garden systems which would disrupt its business, increase its costs and could potentially cause it to lose its market.

AeroGrow currently depends on one contract manufacturer in China to produce its kitchen garden systems. To date, AeroGrow has received only limited quantities of finished products, and it does not yet have a sufficient operating history demonstrating that this manufacturer can produce its kitchen garden systems in a timely manner or in volumes required. The manufacturer may also fail to produce the kitchen garden system to AeroGrow’s specifications or in a workmanlike manner and may not deliver the systems on a timely basis. AeroGrow is in the process of identifying other manufacturers in China to assure them of alternative sources of supply. Any change in manufacturers could disrupt its business due to delays in finding a new manufacturer, providing specifications and testing initial production. A new manufacturer must also obtain an inventory of necessary parts and tools for production. AeroGrow owns the tools and dies used by its manufacturer. AeroGrow’s manufacturer operates in China and may be subject to business, political, currency and regulatory risks outside the control of AeroGrow that may affect its ability to fulfill AeroGrow’s orders for kitchen garden systems.

If an exemption from registration on which AeroGrow has relied for any of its past offerings of common stock or warrants were later challenged legally, its principals may have to expend time defending claims and AeroGrow would then risk paying expenses for defense, rescission and/or regulatory sanctions.

To raise working capital, AeroGrow offered common stock and warrants in private transactions that AeroGrow believed to be exempt from registration under the 1933 Act, as amended, and state securities laws. In 2004 AeroGrow also conducted a state registered offering in Colorado of common stock and warrants intended to be exempt from registration under the 1933 Act, as amended, as an intrastate offering. In the event that one or more investors seeks rescission, with resulting return of investment funds and interest at a market rate, or that state or federal regulators seeks sanctions against AeroGrow or its principals, AeroGrow would spend time and financial resources, including some of the net proceeds of the 2006 Offering, to pay expenses for defense, rescission awards or regulatory sanctions. The use of funds would reduce the capital available to implement its full plan of operation.

There may be substantial sales of AeroGrow’s common stock by existing stockholders which could cause the price of AeroGrow’s stock to fall.

Future sales of substantial amounts of AeroGrow’s common stock in the public market, if one develops, or the perception that such sales might occur, could cause the market price of its common stock to decline and could impair the value of your investment in AeroGrow’s common stock and its ability to raise equity capital in the future. As of March 31, 2006, AeroGrow had 9,164,622 shares of common stock outstanding, of which 544,228 shares may be sold without restriction. Of the remaining shares, (i) 710,009 shares issued upon conversion of the Convertible Notes in the principal amount of $2,130,000 at a conversion price of $3.00 per share are subject to registration rights and are not subject to lock up restrictions, (ii) 2,148,000 shares issued in the 2006 Offering are subject to registration rights and are not subject to lock up restrictions, (iii) 580,136 shares issued to Wentworth stockholders in the Merger have registration rights, but of these shares, 396,813 shares are subject to lock up restrictions for periods of 12 to 18 months, (iv) 811,391 shares were issued during 2005 and are considered “restricted” shares under Rule 144, (v) 4,285,121 shares have been held more than one year and may be transferred and sold, subject to the restrictions under Rule 144 or Rule 701 depending on the status of the holder and the holding period, and (vi) 66,235 shares granted to employees and directors on March 30, 2006 under the company’s 2005 Equity Compensation Plan. Of the shares identified in the last two categories above, 4,642,326 shares are subject to lock-up agreements for periods of 12 to 18 months. The lock up restrictions may be released by the agreement of AeroGrow and Keating Securities, LLC. The shares of AeroGrow’s common stock underlying the Convertible Notes and the warrants issued or to be issued to the holders of Convertible Notes are required to be registered for resale by AeroGrow following and are not subject to lock up restrictions. As part of the 2006 Offering, AeroGrow agreed to register for resale the shares of common stock issued to investors in the 2006 Offering (together with the shares of common stock underlying the 2,148,000 warrants issued in the 2006 Offering) on a registration statement to be filed with the SEC. In the event such registration statement is filed, the shares of common stock issued to the Wentworth’s stockholders in connection with the Merger will also be included. There can be no assurance that the shares of common stock subject to registration rights will become registered under the Securities Act. The sales of AeroGrow common stock by these stockholders having registration rights or even the appearance that such holders may make such sales once a registration statement becomes effective may limit the market for the common stock or depress any trading market volume and price before other investors are able to sell the common stock.

AeroGrow’s outstanding warrants, options and convertible notes, and additional future obligations to issue AeroGrow securities to various parties, may dilute the value of an investment in the company and may adversely affect AeroGrow’s ability to raise additional capital.

As of March 31, 2006, AeroGrow is committed to issue up to 5,902,152 additional shares of common stock under the terms of outstanding convertible notes, warrants, options and other arrangements. There are options outstanding under AeroGrow’s 2005 Equity Compensation Plan that can or will be exercisable for 1,121,423 shares of its common stock at exercise prices ranging from $0.005 to $5.00 per share. There are 111,098, 390,880 and 390,880 warrants outstanding that were issued prior to December 31, 2004 at an exercise price of $2.50, $10.00 and $15.00 respectively. There are 2,148,000 shares of common stock issuable upon exercise of the warrants issued to investors in the 2006 Offering exercisable at $6.25 per share. There are also 240,006 shares of common stock issuable upon conversion of the Convertible Notes in the principal amount of $840,000 at a conversion price of $3.50 by holders who have elected to extend the maturity of their notes to December 31, 2006 and 7,500 shares of common stock issuable upon conversion of Convertible Notes in the principal amount of $30,000 at a conversion price of $4.00 by holders who have not elected to extend the maturity of their notes beyond June 30, 2006. There are 600,000 shares of common stock issuable upon exercise of outstanding warrants held by the initial holders of the Convertible Notes with exercise price of $5.00 per share. There are 426,000 shares of common stock issuable upon exercise of warrants, at an exercise price of $6.00 per share, that were issued to holders that elected to convert notes in the principal amount of $2,130,000. There are 174,000 shares of common stock issuable upon the exercise of warrants to be issued upon conversion of Convertible Notes in the principal amount of $870,000 at an exercise price of $6.00 per share. There are 60,000 shares of common stock issuable upon exercise of outstanding warrants issued in 2005 to Keating Securities, LLC or its designees in connection with the Convertible Notes offering with exercise price of $6.00 per share and 214,800 shares of common stock issuable upon exercise of outstanding warrants issued to designees of Keating Securities, LLC in the 2006 Offering with an exercise price of $6.25. AeroGrow also has commitments to issue a minimum of 17,565 shares of common stock under certain equity commitments to vendors.

AeroGrow has historically issued shares of its common stock or granted stock options to employees, consultants and vendors as a means to conserve cash, and AeroGrow will continue to grant additional shares of stock and issue stock options in the future. There are 272,067 shares of common stock under its 2005 equity compensation plan available for issuance.

For the length of time these notes, warrants and options are outstanding, the holders will have an opportunity to profit from a rise in the market price of AeroGrow’s common stock without assuming the risks of ownership. This may adversely affect the terms upon which AeroGrow can obtain additional capital. The holders of such derivative securities would likely exercise or convert them at a time when AeroGrow would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the notes, warrants or options.

If AeroGrow’s common stock is traded, AeroGrow expects to be subject to the “penny stock” rules for the foreseeable future.

AeroGrow will be subject to the SEC’s “penny stock” rules if its common stock sells below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for AeroGrow’s common stock. As long as AeroGrow’s common stock is subject to the penny stock rules, the holders of its shares may find it more difficult to sell their securities.

The market price of the shares may fluctuate greatly. Investors in the company bear the risk that they will not recover their investment.

There is no clearly established market for AeroGrow’s shares at this time. If a public market develops, the price is likely to be influenced by the price at which and the amount of shares the selling stockholders are attempting to sell at any point in time with the possible effect of limiting the trading price or lowering it to their offering price. Shares such as those of AeroGrow are also subject to the activities of persons engaged in short selling the securities which have the effect of driving the price down. Also, common stock of emerging growth companies is subject to high price and volume volatility. Therefore, the price of AeroGrow’s common stock may fluctuate widely. A full and stable trading market for AeroGrow’s common stock may never develop in which event any holder of such shares may not be able to sell at the time he elects or at all.

AeroGrow’s articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors.

AeroGrow’s articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock (“Preferred Stock”) in the discretion of its board of directors. Any undesignated shares of Preferred Stock may be issued by AeroGrow’s board of directors; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements appear in a separate section of this Annual Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2006, AeroGrow dismissed Hein & Associates LLP (“Hein”) as its independent certified public accountants, the former accountants for Wentworth, the company which merged with and into AeroGrow. The decision was approved by the Board of Directors of AeroGrow. AeroGrow is the “successor issuer” to Wentworth I, Inc. within the meaning of Rule 12(g)-3 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and became a Section 12(g) reporting company under the Exchange Act.

The reports of Hein on Wentworth’s financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to Wentworth’s ability to continue as a going concern. During Wentworth’s fiscal years ended December 31, 2005 and 2004, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein would have caused Hein to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years. Wentworth requested that Hein furnish it with a letter addressed to the Securities and Exchange Commission ("SEC") stating whether or not it agrees with Wentworth’s statements in this Item 4.01(a). A copy of the letter furnished by Hein in response to that request, dated February 27, 2006 which was filed as Exhibit 16.1 to the Form 8-K reporting the change.

Gordon, Hughes & Banks, LLP (“GHB”) have audited the Company’s financial statements annually since inception through March 31, 2006. At a shareholder’s meeting held on February 21, 2006, the Company’s shareholder’s ratified the appointment of GHB as auditors for fiscal year ending December 31, 2006. During the years ended December 31, 2005 and 2004, and the period from January 1, 2006 through March 31, 2006 there were no disagreements with GHB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHB, would have caused GHB to make reference to the subject matter of the disagreements in connection with its reports on the our financial statements. In addition, none of the events described in Item 304(a)(1)(iv) of Regulation S-K occurred during such periods.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there were material weaknesses in our internal controls over financial reporting as of the end of the period covered by this report related to the segregation of duties and the review, approval and reconciliation of accounting data. We have addressed these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department and reviewing and revising our accounting and management information systems software. We believe these issues have been substantially resolved as of the date of this report. In addition, our Chief Executive Officer and Chief Financial Officer identified weaknesses with respect to the recording of stock options, warrants and other equity grants. These internal control deficiencies have been addressed with the installation of a third party transfer agent, the installation of a compensation committee to review and approve equity grants and significantly limiting the use of stock and other equity related grants as a means of compensating outside consultants. The foregoing, though weaknesses in internal controls, were determined not to have a material effect on the financial statements for the periods presented in this annual report.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors. All directors are elected to annual terms by the holders of common stock. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the Board.

Name	Age	Position with AeroGrow
W. Michael Bissonnette	57	Chief Executive Officer, President and Director
Mitchell B. Rubin	51	Chief Financial Officer
Richard A. Kranitz	61	Director
Wayne Harding	50	Director
Jack J. Walker	71	Director
Kenneth Leung	61	Director

W. Michael Bissonnette is our founding shareholder and has served as chief executive officer, president and a director of AeroGrow since July 2002. Concurrently, he has served as chief executive officer, president and a director of our former parent company, Mentor Capital Consultants, Inc. since March 2000. Mentor Capital currently has no active operating business. From 1994 through 2000, Mr. Bissonnette was a private investor. From 1989 to 1994, he was the founder, chief executive officer, president and a director of Voice Powered Technology International, Inc., an international consumer electronics company. From 1977 to 1989, Mr. Bissonnette was the founder, chief executive officer and president of Knight Protective Industries, Inc., an international consumer security products company. Prior to 1977, he was founder, chief executive officer and president of Shangrila Carpets, Inc., a multi-store retailer of commercial and home carpeting. Both Voice Powered Technology and Knight Protective Industries specialized in the funding, development and marketing of technology-based consumer products.

Mitchell Rubin was elected chief financial officer and treasurer of AeroGrow on February 23, 2006. Prior to joining AeroGrow, from January 2003 through February 2006, Mr. Rubin was an independent financial consultant. From July 1999 to December 2002, Mr. Rubin was the Chief Financial Officer of Web-Ideals LLC, a privately owned application service provider that offered a web-based application for managing direct to consumer commerce. From January 1994 to June 1999, Mr. Rubin held various positions including Chief Financial Officer, Chief Executive Officer and director with Voice Powered Technology International Inc., a publicly held developer and manufacturer of consumer electronic products. From July 1991 to December 1993, Mr. Rubin served as Executive Vice President and Chief Operating Officer of Regal Group, Inc., a television direct-response company. Mr. Rubin began his career as a certified public accountant.

Richard A. Kranitz has been a director of AeroGrow since July 2002. He has also served as a director of Mentor Capital since March 2000. Mr. Kranitz has been an attorney in private practice since 1970 emphasizing securities, banking and business law. From 1990 to the present he has been an attorney in Kranitz & Philipp in Grafton, Wisconsin. Previously, following the death of a partner in 1976, he formed the Law Offices of Richard A. Kranitz. From 1982 to 1983 he also was a member of Fretty & Kranitz and from 1977 to 1978 he was also a member of Habush, Gillick, Habush, Davis, Murphy, Kraemer & Kranitz. He was a member of McKay, Martin & Kranitz from 1973 to 1976, and was employed by Reinhart, Boerner, Van Deuren, Norris & Reiselbach, s.c. from 1970 to 1973. Mr. Kranitz served as Law Clerk to the Honorable Myron L. Gordon in the U.S. District Court (E.D. Wisconsin) from 1969 to 1970. Mr. Kranitz has served as a director of the Grafton State Bank from 1990 to present. He served as a venture capital consultant to, and director of, various companies and he has served at various times as a director of various professional, civic or charitable organizations.

Wayne Harding has been a director since October 2005. He has served as vice president business development of Rivet Software since December 2004. From August 2002 to December 2004 Mr. Harding was owner and President of Wayne Harding & Company CPAs and from 2000 until August 2002 he was director-business development of CPA2Biz. He provided consulting services for AeroGrow from December 2003 through March 2004. Mr. Harding is a certified public accountant licensed in Colorado. He is past president of the Colorado Society of CPAs and past member of the Governing Council for the American Institute of CPAs.

Jack J. Walker has been a director since the February 23, 2006, annual meeting of shareholders. He has served as president of English & Continental Properties, Inc., a real estate investment and development company, since 1980 to present. From 1976 to 1985, Mr. Walker was president of March Trade & Finance, Inc., a private investment company. From 1974 to 1976, Mr. Walker acquired control of Charles Spreckly Industries, Town & Commercial Properties and Associated Development Holdings. In 1961 he started English & Continental Property Company, and became joint Managing Director of this commercial development company until 1976. Mr. Walker began his career in 1957 as a lawyer in London, England specializing in real estate, financing, international tax and corporate affairs. Mr. Walker has served as a director of Megafoods Stores Inc. from 1984 to 1993. In addition, since 1975 through the present, he also serves as a venture capital consultant to companies on financial and pre-IPO strategies. In addition, he created the Walker Foundation for Charitable Activities and he has served at various times as a director of various professional, civic and charitable organizations.

Kenneth Leung has been a director since the February 23, 2006, annual meeting of shareholders. From 1995 to the present he has been Managing Director of Investment Banking-Environmental and the Chief Investment Officer of the Environmental Opportunities Fund at Sanders Morris Harris. Previously Mr. Leung served as Managing Director Investment Banking& Research-Environmental at Smith Barney from 1978 to 1994. He was Vice President Investment Banking & Research-Environmental with F. Eberstadt & Co. from 1974 to 1978. Previously, he was an Assistant Treasurer Investment Research-Environmental with Chemical Bank from 1968-1974. Mr. Leung served on the boards of American Ecology since February 2005 and SystemOne Technologies since June 2000, both of which are public companies. He has served at various times as a director of various civic and charitable organizations.

There are no family relationships (whether by blood, marriage or adoption) between or among the AeroGrow directors or executive officers or the directors.

Committees of the Board

Our board of directors considers all major decisions. AeroGrow has established two standing committees so that some matters can be addressed in more depth than may be possible in a full board meeting: an audit committee and a governance, compensation and nominating committee. These two committees each operate under a written charter. The board has affirmatively determined that Mr. Harding is independent as defined by applicable securities law and NASDAQ corporate governance guidelines. As of March 28, 2006, AeroGrow elected to comply with the corporate governance requirements of NASDQ which satisfied its obligation pursuant to the Merger Agreement. Following is a description of both of these committees.

Audit Committee. The current members of our audit committee are Mr. Harding (chairman), Mr. Jack Walker and Mr. Kenneth Leung. Mr. Harding is considered a financial expert and Messrs Walker and Leung are considered financially literate under the rules of the Securities and Exchange Commission for audit committee members. As AeroGrow adds additional independent members to our board of directors as required by applicable securities law or exchange listing guidelines when applicable, such independent directors may be appointed to our audit committee or the membership of the committee may be changed. This committee’s charter provides that the committee shall:

•	oversee the accounting and financial reporting processes and audits of the financial statements,

•
assist the board with oversight of the integrity of our financial statements, the company compliance with legal and regulatory requirements, its independent auditors’ qualifications and independence and the performance of the independent auditors, and

•	provide the board with the results of its monitoring.

Governance, Compensation and Nominating Committee. The current members of the governance, compensation and nominating committee are Mr. Harding (chairman) and Mr. Jack Walker and Mr. Kenneth Leung. Each of these persons is an independent director. This committee’s charter provides that the committee shall:

•	recommend to the board the corporate governance guidelines to be followed,

•	review and recommend the nomination of board members,

•	set the compensation for the chief executive officer and other officers, and

•	administer the equity performance plans of AeroGrow.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from the reporting persons, the initial Section 16(a) forms for our officers and directors subsequent to completion of our merger on February 24, 2006 were not timely filed as follows:

Name	Form	Event Date	Date Filed	Reason
Mitchell B. Rubin	3	24-Feb-2006	08-Mar-2006	Delay in obtaining CIK number

Mitchell B. Rubin	4	28-Mar-2006	06-Jul-2006	Year end compliance review

Randall Seffren	4	28-Mar-2006	06-Jul-2006	Year end compliance review

Richard Kranitz	4	28-Mar-2006	06-Jul-2006	Year end compliance review

Jack Walker	4	28-Mar-2006	06-Jul-2006	Year end compliance review

Wayne Harding	4	28-Mar-2006	06-Jul-2006	Year end compliance review

Kenneth C. Leung	3	28-Mar-2006	06-Jul-2006	Year end compliance review

Kenneth C. Leung	4	28-Mar-2006	06-Jul-2006	Year end compliance review

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, executive officers and directors. A copy is available free of charge in the “Investor” section at www.aerogrow.com. The Code of Ethics is filed as Exhibit 3.4 to this annual report. Any amendment to or waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver in a Current Report on Form 8-K filing with the Securities and Exchange Commission.

 ITEM 10.  EXECUTIVE COMPENSATION

The following table provides information concerning compensation earned by Mr. Bissonnette, our Chief Executive Officer, Mr. Gutterman, our former Chief Financial Officer, Mr. Rubin, our current Chief Financial Officer, Mr. Brainard, our Vice President of Sales, and Mr. Seffren, our Chief Marketing Officer. As of March 31, 2006, no other executive officer of AeroGrow was paid in excess of $100,000 in 2005 or is anticipated to earn in excess of $100,000 in the next fiscal year.

Summary Compensation Table Annual
Compensation
Name and Principal Position	Year	Salary		Bonus		All Other Compensation
W. Michael Bissonnette, CEO, President and Director(1)	Transition Period 2005 2004	$ $	39,583 156,954 134,428	$ $ $	0 0 0	$ $ $	4,500 (1) 10,000 (1) (2) 10,000(1) (2)
Randy Seffren, CMO	Transition Period 2005 2004	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	99,167(3) 404,653(3) 215,566(3)
Jerry L. Gutterman, Former, CFO (through February 24, 2006)	Transition Period 2005 2004	$ $	0 0	$ $	0 0	$ $	277,005(4) 56,723(4)
Mitchell Rubin, CFO	Transition Period 2005 2004	$ $ $	16,667 0 0	$ $ $	0 0 0	$ $ $	10,072(5) 29,937(5) 0
Jeff Brainard, Vice President Sales	Transition Period 2005 2004	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	6,656 (6) 0 0

(1)
Mr. Bissonnette also received perquisites and other personal benefits totaling $31,954 in 2005, $24,504 in 2004 and $4,500 for the three months ended March 31, 2006. In accordance with the employment agreement entered into as of March 1, 2006, Mr. Bissonette non-accountable expense allowance of $2,500 per month as reimbursement for Employee’s auto expenses, home office expenses and other expenses.

(2)	Other compensation reflects the value at the time of grant of shares of our common stock received by Mr. Bissonnette in each year.

(3)
Other compensation for 2005 and 2004 reflects consulting fees of $164,153 and $84,466 and the value at the time of grant of shares of our common stock received by Prometheus Communications Group, LLC (“PCG”) of which Mr. Seffren is the 100% owner and managing member, in 2005 and 2004, respectively. For the three months ended March 31, 2006, $49,167 of consulting fees were paid to PCG. On March 28, 2006, Mr. Seffren was granted 10,000 shares of common stock which are shown above at fair value deemed to be $5.00 per share. Also on March 28, 2006, Mr. Seffren was granted 125,000 five year options to purchase the Company’s common stock at an exercise price of $5.00 that were fully vested upon grant and which are not included in the above table.

(4)
Other compensation reflects consulting fees of $139,330 and the value at the time of grant of shares of our common stock received by Mr. Gutterman in 2005. Also reflected 2,000 shares valued at $1.00 per share in 2004. Other Compensation also includes $46,723of consulting fees paid in 2004. In 2004, Mr. Gutterman received options to purchase 19,922 shares of our common stock at an exercise price of $1.25 per share. The values of these stock options are not included in the above table.

(5)
Other compensation reflects consulting fees of $10,072 for the three months ended March 31, 2006 prior to the commencement of Mr. Rubin’s employment and $29,937 in consulting fees for 2005. During 2005, Mr. Rubin was granted 3,768 five year options to purchase the Company’s common stock at an exercise price of $0.50 that were fully vested upon grant and which are not included in the above table. On March 28, 2006, Mr. Rubin was granted 125,000 five year options to purchase the Company’s common stock at an exercise price of $5.00 that were fully vested upon grant and which are not included in the above table

(6).
Other compensation reflects consulting fees of $6,656 for the three months ended March 31, 2006 prior to the commencement of Mr. Brainard’s employment. On March 28, 2006, Mr. Brainard was granted 125,000 five year options to purchase the Company’s common stock at an exercise price of $5.00 that will vest 33% of the amount of the grant at the date granted and 33% per each twelve month period from the date of grant and which are not included in the above table

The following table provides information, with respect to the named executive officers, concerning unexercised stock options held by them at March 31, 2006. All options granted to date are unexercised and, in as much as there is no trading market in the Company’s common stock, are considered not to be “in the money”.

Name and Principal Position	Number of Securities Underlying Options Granted	% of Total Options Granted through March 31, 2006	Exercise Price per Share	Expiration Date
Randy Seffren, CMO	125,000	11.2%	$5.00	3/27/2011
Mitchell Rubin, CFO	3,768	0.3%	$0.50	12/31/2010
Mitchell Rubin, CFO	125,000	11.2%	$5.00	3/27/2011
Jeff Brainard, Vice President Sales	125,000	11.2%	$5.00	3/27/2011

Current Employment Agreements

We have entered into employment agreements with W. Michael Bissonnette, Mitchell Rubin and Jeff Brainard.

The employment agreement of Mr. Bissonnette provides that he will be employed as the chief executive officer of AeroGrow for an initial term of 24 months, renewable automatically for successive one year terms. He will be paid a base salary of $225,000. Mr. Bissonnette will also be able to participate in equity compensation plans as determined by the compensation committee. Mr. Bissonnette will be reimbursed car and home office expenses at the rate of $2,500 per month and participate in regular employee benefit plans as provided by the company. If Mr. Bissonnette is terminated without cause by the Company or Mr. Bissonnette terminates upon a company breach, he will be paid his base salary, medical benefits and pro rata portion of the bonus for one year. If he terminates his employment without cause, he will be paid his salary to the end of the month of such notice.. Mr. Bissonnette has agreed to regular confidentiality provisions and agreed not to compete with AeroGrow in the area of aeroponics products and business for two years after the termination of employment. Any inventions, including modifications, are assigned to the company by the terms of the agreement. Mr. Bissonnette has executed a lock up agreement regarding the sale of all of our equity securities as described in Item 5 - Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

The employment agreement of Mr. Rubin provides that he will be employed as the chief financial officer of the company. He will devote his entire business time to the affairs of the company, provided that for the first four months of his employment he may devote a limited amount of time to non-competitive business activities during the work day in transition from his prior consulting business. The initial term is two years and renewable for successive one year terms. Mr. Rubin shall receive base compensation of $200,000 per year and a bonus per fiscal year of not less than 1.5% of EBITDA. In the event of termination of the agreement by AeroGrow without cause or breach by AeroGrow, Mr. Rubin shall be entitled to receive severance compensation equivalent to six months base salary and the pro rata bonus. The agreement also provides for medical, vacation and other benefits commensurate with the policies and programs as adopted by AeroGrow for its senior executives. Further, the agreement provides for Mr. Rubin to receive a grant of 125,000 options to purchase AeroGrow’s common stock under AeroGrow’s 2005 Equity Compensation Plan at an exercise price of not greater than $5.00. The options , which were subsequently granted March 28, 2006. ; (i) were fully vested upon grant (ii) expire in five (5) years from the date of grant, and; (iii) are subject to other standard terms and conditions under the 2005 Equity Compensation Plan, Mr. Rubin has executed a lock up agreement regarding the sale of all of our equity securities as described in Item 5 - Market for Common Equity , Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities. Mr. Rubin has agreed to regular confidentiality and inventions assignment provisions and agreed not to compete with AeroGrow for two years after the termination of employment.

The employment agreement of Mr. Brainard provides that he will be employed as the vice president, sales of the company. He will devote his entire business time to the affairs of the company working from his home office in Lexington, Massachusetts. The initial term is two years and renewable for successive one year terms. Mr. Brainard shall receive base compensation of $150,000 per year and a bonus per fiscal year in an amount not less than the greater of; a) $50,000; b) 0.5 per cent of retail net sales, net of all customer deductions including but not limited to returns, allowances, bad debts and other deductions, or; c) 1.5% of the EBITDA of the Company as determined by the Company’s annual financial statements and pro rated for any portion of such annual period covered under this Agreement. Such bonus shall be payable for the initial year in two installments, $25,000 to be paid six months following the initial date hereof and an additional $25,000 12 months following the date hereof and the balance not later than one hundred and twenty (120) days after the end of the each of the Company’s fiscal years covered under this agreement. The agreement also provides for medical, vacation and other benefits commensurate with the policies and programs as adopted by AeroGrow for its senior executives. Further, the agreement provides for Mr. Brainard to receive a grant of 125,000 options to purchase AeroGrow’s common stock under AeroGrow’s 2005 Equity Compensation Plan at an exercise price of not greater than $5.00. The options (i) shall vest pursuant to terms no less than a minimum of 33% of the amount of the grant at the date granted and 33% per each twelve month period from the date of grant; (ii) shall not expire in less than five (5) years from the date of grant; and (iii) shall be subject to other standard terms and conditions under the 2005 Equity Compensation Plan. Mr. Brainard has agreed to regular confidentiality and inventions assignment provisions and agreed not to compete with AeroGrow for a period equal to the term employed after the termination of employment. In addition, in the event of a change in control of AeroGrow, including a change in chief executive officer, Mr. Brainard shall be entitled to receive severance for one year. Mr. Brainard has agreed to execute a lock up agreement regarding the sale of all of our equity securities as described in Item 5 - Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

Except as set forth above, all employees of AeroGrow were employed on “at will” employment agreements as of march 31, 2006.

Director Compensation

In 2004 and 2005 each director received 2,000 shares of common stock for their service as directors. Mr. Bissonnette has agreed to forego any future stock-based compensation for serving as a director of AeroGrow. AeroGrow compensates directors $500 for attending meetings and reimburses them for their out-of-pocket expenses for attending meetings. On March 28, 2006, AeroGrow granted to each of its four outside directors 2,500 shares of the company’s common stock at a value of $5.00 per share for a total of $12,500 for each director, or an aggregate total of $50,000, and 10,000 fully vested five-year options to purchase AeroGrow common stock at an exercise price of $5.00 per share for services for the fiscal year ending March 31, 2007.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth certain information regarding our common stock beneficially owned on March 31, 2006, by:

•  each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,

•  each of our executive officers and directors, and

•  all executive officers and directors as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted. The table assumes a total of 9,164,622 shares of common stock outstanding.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent Beneficial Ownership
W. Michael Bissonnette 900 28th Street, Suite 201 Boulder, CO 80303	956,297	10.4%

Mitchell Rubin 900 28th Street, Suite 201 Boulder, CO 80303 (2)	128,768	1.4%

Jeff Brainard 900 28th Street, Suite 201 Boulder, CO 80303 (3)	131,000	1.4%

Richard A. Kranitz 1238 Twelfth Avenue Grafton, WI 53024 (4)	67,579	0.7%

Randy Seffren 900 28th Street, Suite 201 Boulder, CO 80303 (3)	209,320	2.3%

Wayne Harding 5206 South Hanover Way Englewood, CO 80111 (5)	144,673	1.6%
Jack J. Walker c/o 900 28th Street, Suite 201 Boulder, CO 80303 (6)	188,908	2.1%
Kenneth Leung c/o 900 28th Street, Suite 201 Boulder, CO 80303 (7)	12,500	0.1%

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent Beneficial Ownership
Timothy J. Keating 5251 DTC Parkway, Suite 1090 Greenwood Village, Colorado 80111 (8)	452,449	4.9%

All AeroGrow Executive Officers and Directors as a Group (8 Persons) (9)	1,839,045	20.0%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”), which include holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.

(2)
Includes options to purchase 3,768 shares of AeroGrow’s common stock at an exercise price of $0.50 per share and options granted on March 28, 2006 to purchase 125,000 shares of AeroGrow’s common stock at an exercise price of $5.00 per share.

(3)	Includes options granted on March 28, 2006 to purchase 125,000 shares of AeroGrow’s common stock at an exercise price of $5.00 per share.

(4)
Includes 46,546 shares owned by Cedar Creek Ventures, LLC, of which Mr. Kranitz is a 50% owner and managing member. Also includes 10,000 fully vested five-year options to purchase AeroGrow’s common stock at an exercise price of $5.00 per share and 2,500 shares of common stock valued at $5.00 per share granted as of March 28, 2006.

(5)
Includes options to purchase 3,910 shares of AeroGrow’s common stock at an exercise price of $2.50 per share, and warrants to purchase 5,000 shares of AeroGrow’s common stock at an exercise price of $2.50 per share. Also includes 10,000 fully vested five-year options to purchase AeroGrow’s common stock at an exercise price of $5.00 per share and 2,500 shares of common stock valued at $5.00 per share granted as of March 28, 2006.

(6)
Includes 76,122 shares held of record by March Trade & Finance, Inc. of which Mr. Walker is a controlling person and 24,000 shares underlying immediately exercisable warrants at $5.00 per share and 34,286 shares issuable under a convertible note in principal amount of $120,000. Also includes 10,000 fully vested five-year options to purchase AeroGrow’s common stock at an exercise price of $5.00 per share and 2,500 shares of common stock valued at $5.00 per share granted as of March 28, 2006.

(7)
Includes 10,000 fully vested five-year options to purchase AeroGrow’s common stock at an exercise price of $5.00 per share and 2,500 shares of common stock valued at $5.00 per share granted as of March 28, 2006.

(8)
Includes warrants to purchase 20,000 shares of common stock at an exercise price of $6.00 per share and warrants to purchase 47,800 shares of common stock at an exercise price of $6.25 per share. Includes 309,406 shares of common stock held by KRM Fund. Timothy J. Keating is the manager of KRM Fund and has voting and disposition power of the shares owned by KRM Fund.

(9)	Includes options and warrants to acquire 451,678 shares of common stock and 34,286 shares issuable on conversion of an outstanding note.

Securities Authorized for Issuance Under Equity Compensation Plans

Amended 2003 Stock Option Plan. On January 3, 2003, the board of directors adopted a stock option plan for key employees (including key employees who are directors), non-employee directors, consultants and investors which provides that an aggregate of 400,000 shares of our common stock may be granted under the plan (“2003 Plan”). On December 31, 2005, there were options for 204,869 shares outstanding and the remaining options of 195,131 were merged into the 2005 Equity Compensation Plan on August 22, 2005 and the 2003 plan no longer separately exists. Vesting schedules are determined individually for each grant.

Administration. The plan is administered by our Governance, Compensation and Nominating Committee, and in the past was administered by the board. The plan provides that it may be administered by either the committee or board, and in its administration it may:

•	select participants,

•	determine the date of grant, exercise price and other terms of options,

•	establish rules and regulations to administer the plan,

•	amend, suspend or discontinue the plan subject to applicable shareholder approval,

•	interpret the rules relating to the plan, and

•	otherwise administer the plan.

Stock Options. The plan provides that the committee may grant both incentive stock options, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options. The committee determines the terms and vesting provisions, including the exercise price. The maximum term of each option and the times at which each option will be exercisable generally are fixed by the committee, except that no option may have a term exceeding ten years. Shares subject to options that expire or otherwise terminate remain available for awards under the plan. Shares issued under the plan may be either newly issued shares or shares which AeroGrow has reacquired.

2005 Equity Compensation Plan. In August 2005 AeroGrow adopted the 2005 Equity Compensation Plan (“2005 Plan”) to promote the interests of AeroGrow and our shareholders by attracting, retaining and motivating our key officers, employees, directors and consultants. A total of 1,505,000 shares of our common stock may be granted under this plan pursuant to stock options or awards of shares of restricted stock. As of December 31, 2005, 28,401 options and 236,796 shares of restricted stock had been granted under this plan and 1,239,803 remain available for grant. Our 2003 stock option plan was merged into this plan in August 2005, which modification was approved by the stockholders in February 23, 2006, and now the 2003 Plan no longer separately exists. The options for the 204,869 shares issued under the 2003 Plan continue to be governed by their grant agreements but are administered under the 2005 Plan. The 2005 Plan was approved by our stockholders at the annual meeting of stockholders held February 23, 2006. As of March 28, 2006, AeroGrow granted an additional 888,153 options and 83,737 shares of its common stock pursuant to the 2005 Plan. As of March 31, 2006, there were 272,067 unallocated shares that may be the subject of awards in the future.

Shares Available for Awards. Shares subject to an award that are cancelled, expire unexercised, forfeited or otherwise terminated remain available for awards under the plan. Shares issued under the 2005 Plan may be either newly issued shares or shares which AeroGrow has reacquired. The plan imposes individual limitations on the amount of certain awards in order to comply with Section 162(m) of the Internal Revenue Code of 1986. Under these limitations no single participant may generally receive awards in any calendar year that relate to more than $1 million. Finally, awards may generally be adjusted to prevent dilution or enlargement of benefits when certain events occur such as a stock dividend, reorganization, recapitalization, stock split, combination, merger or consolidation.

Eligibility. Our employees, directors and consultants may be granted awards under the plan. As of March 31, 2006, approximately 57 individuals were eligible to participate.

Administration. The plan is administered by the Governance, Compensation and Nominating Committee. Awards to directors serving on the committee are determined and administered by the full board of directors. The committee may:

•	select participants,

•	determine the type and number of awards to be granted,

•	determine the exercise or purchase price, vesting periods and any performance goals,

•	determine and later amend the terms and conditions of any award,

•	interpret the rules relating to the plan, and

•	otherwise administer the plan.

Stock Options. The committee may grant both incentive stock options, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options. The committee determines the terms and individual vesting schedules for each grant including the exercise price which may not be less than the fair market value of a share of common stock on the date of the grant.

Restricted Shares. The committee may grant restricted shares of common stock. Restricted shares are shares of common stock with transfer restrictions. These restrictions lapse on the basis of performance and/or continued employment as determined in advance by the committee. They may be forfeited by participants as specified by the committee in the award agreement. A participant who has received a grant of restricted shares will receive dividends and the right to vote those shares. Restricted shares may not be transferred, encumbered or disposed of during the restricted period or until after the restrictive conditions are met.

Other Terms. All outstanding awards vest, become immediately exercisable or payable and have all restrictions lifted immediately when AeroGrow experiences a change in control. The Board may amend or terminate the plan subject to applicable stockholder approval. The committee may not amend the terms of previously granted options to reduce the exercise price or cancel options and grant substitute options with a lower exercise price than the cancelled options. The committee also may not adversely affect the rights of any award holder without the award holder’s consent.

Mr. Gutterman was granted 69,429 stock options at an exercise price of $1.25 per share stock options under the 2003 Plan. Mr. Rubin was granted 1,366 stock options at an exercise price of $0.50 per share stock options under the 2003 Plan. They are the only executive officers who have been granted stock options under that Plan.

For the year ended December 31, 2005, Mr. Bissonnette, Mr. Gutterman and Mr. Seffren were granted 2,000, 24,710 and 28,520 restricted shares of common stock, respectively, under the 2005 Plan. Mr. Rubin was granted 2,402 stock options at an exercise price of $0.50 per share stock options under the 2005 Plan. On March 28, 2006, Mr. Seffren, Mr. Rubin and Mr. Brainard were each granted 125,000 options under the 2005 Plan\

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2006 is as follows:

	Options Outstanding		Options Exercisable
Exercise price range	Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (years)	Options
Over $0.00 to $0.50	30,618	$0.08	2.92	30,618
Over $0.50 to $2.50	137,259	$1.57	2.72	137,259
At $5.00	949,392	$5.00	4.94	866,055
	1,117,269	$4.44	4.38	1,033,932

This table does not reflect 71,732 and 358,008 shares of common stock issued through December 31, 2005 and 2004, respectively, to employees and consultants as compensation and not as part of a plan.

The following table summarizes the status of all equity compensation plans at March 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,117,269	$4.44	351,671
Equity compensation plans not approved by security holders	-	$-	-
Total	1,117,269	$4.44	351,671

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following transactions were or will be entered into with our executive officers, directors and 5% or greater shareholders. These transactions may or will continue in effect and may result in conflicts of interest between us and these individuals. Although our executive officers and directors have fiduciary duties to us and our shareholders, AeroGrow cannot assure that these conflicts of interest will always be resolved in our favor or in the favor of our shareholders.

Stock Grants

We granted to our founder, W. Michael Bissonnette, 10,000 shares of common stock from December 2002 through September 30, 2005, with a weighted value of $3.87 per share or $38,700 in the aggregate, as partial payment for services provided since inception. In December 2002, Mr. Bissonnette purchased 50,000 shares of our common stock for $0.50 per share, or $25,000 in the aggregate, in one of our private offerings. We granted Mr. Bissonnette 2,000 shares for serving as our chairman of the board during 2005 under our 2005 plan on December 31, 2005.

We granted to our former chief financial officer and secretary, Jerry Gutterman, 11,425 shares of our stock from December 2002 through September 30, 2005, with a weighted value of $2.69 per share, or $30,725 in the aggregate, as partial payment for services provided since inception. We granted Mr. Gutterman 25,110 shares under our 2005 plan on December 31, 2005.

We granted to the current chief financial officer, Mitchell Rubin, 1,366 stock options at an exercise price of $0.50 per share under the 2003 and 2,402 stock options at an exercise price of $0.50 per shares under the 2005 Plan. On March 28, 2006, Mr. Rubin was granted 125,000 five year fully vested stock options at an exercise price of $5.00 per share.

Richard Kranitz, one of our directors, is a member of the law firm of Kranitz and Philipp which provides legal services to us. During the years ended December 31, 2005 and December 31, 2004, we paid legal fees to Kranitz and Philipp in the amount of $37,438 and $24,000, respectively, and issued shares of common stock for services provided valued at $10,000 and $83,250, respectively. During the three months ended March 31, 2006 and March 31, 2005 (unaudited), we paid fees of $44,472 and $10,000, respectively, to Kranitz and Philipp for legal services.

We granted to our chief marketing officer, Randy Seffren, 45,800 shares of our common stock in 2004 and 2005 with a value of $5.00 per share, or $229,000 in the aggregate, as partial payment for services provided since inception. We granted Mr. Seffren 28,520 shares under our 2005 plan on December 31, 2005. On March 28, 2006, Mr. Seffren was granted 125,000 five year fully vested stock options at an exercise price of $5.00 per share.

Wayne Harding, one of our directors, provided consulting services for us from December 2003 through March 2004. He received stock options for 3,910 shares of common stock with an exercise price of $2.50 per share.

Mentor Capital

Mentor Capital Consultants, Inc. was formerly our parent corporation. Mr. Bissonnette is the principal shareholder and chief executive officer of Mentor Capital. Mr. Gutterman is the chief financial officer, secretary and a director of Mentor Capital. Mr. Kranitz is a director of Mentor Capital.

On October 15, 2002, Mr. Bissonnette exchanged 1 million shares of Mentor Capital’s common stock for 3 million common shares of our common stock, not taking into account the one-for-five reverse stock split to shareholders of record on May 31, 2005. We valued this transaction at $300,000, which was the market value of the AeroGrow shares of common stock at the time of the transaction. The $300,000 was treated as a compensation expense.

On December 31, 2004, Mentor Capital made a pro rata liquidating distribution to its shareholders of all 6,000,000 shares of our common stock held by it. These shares were issued with the restriction with AeroGrow that 25% may be sold beginning six months after a public offering, 25% may be sold beginning one year after a public offering, 25% may be sold beginning 18 months after a public offering and the remaining 25% may be sold beginning 24 months after a public offering. In addition, these shareholders will be required to execute prior to closing of this offering, pursuant to the requirements of the underwriters, a lock-up agreement which will restrict their sale for one year following this offering.

From inception until May 31, 2005, AeroGrow leased from Mentor Capital our furniture, computers and other office equipment for a rental payment of $2,500 per month. For each of the years ended December 31, 2004 and 2003, AeroGrow paid $30,000 to rent the equipment. This lease was terminated as of May 31, 2005. From January through April 2005 AeroGrow made interest-free unsecured loans totaling $41,000 to Mentor Capital to allow Mentor Capital to redeem some of its stock from a shareholder who is not affiliated with AeroGrow. The lease payments for the furniture of $2,500 per month were being used to offset a portion of this loan. We acquired the fixed assets under the furniture lease in full payment of the loan on May 31, 2005. At the time of these transactions, Michael Bissonnette owned 41.4% of Mentor Capital.

Mentor Capital entered into a research and development contract in 2002 with AgriHouse, Inc. that provided for development of a nutrient delivery system using proprietary aeroponic technology which could be used in a low cost consumer product. If a product was developed, Mentor Capital was granted the exclusive worldwide marketing rights for it, subject to the duty to pay a royalty to AgriHouse of 10% of the manufacturing cost of each unit. Mentor Capital assigned its rights under this contract to us shortly after AeroGrow was formed, and we agreed to assume the royalty payment obligations. Subsequently, AeroGrow developed a fractionator bar technology, applied for two patents and was granted one patent. The fractionator bar technology uses a spinning cylinder to disperse water to the roots of plants in an aeroponic growing system. In May 2005 we entered into an agreement with AgriHouse and consented to by Mentor Capital to collaborate on the development of an aeroponic product employing the fractionator bar technology (the “FB Product”) which agreement; 1) assigned all ownership and manufacturing rights to the FB Product to AgriHouse along with two related patents, drawings, molds and other materials; 2) granted us exclusive marketing rights to the FB Product; 3) required the payment of $25,000 to AgriHouse by us for AgriHouse to act as a consultant to determine the feasibility of commercializing the FB Product; and 5) superseded and terminated the 2002 agreement thereby releasing us from all obligations related thereto. The May 2005 agreement with AgriHouse was terminated by us in accordance with its terms by our election not to proceed with the FB Product and thereby assigning all rights to such product and technology associated therewith to AgriHouse. We had determined that the fractionator bar technology was not feasible for mass production for consumer use and therefore believe the loss of this technology did not and will not have a material effect on our operations.

Other Related Party Transactions

During the three months ended March 31, 2006, we incurred $131,894 in expenses to Med Ed Architects, a company which is 33% owned by Randy Seffren, our Chief Marketing Officer, for video production, printing, duplication and web design

During the three months ended March 31, 2006, the Company paid to Mr. Walker, a director, $12,500 in consulting fees for his assistance in our fund raising activities in Europe.

Richard Kranitz, one of our directors, is a member of the law firm of Kranitz and Philipp which provides legal services to us. During the years ended December 31, 2005 and December 31, 2004, we paid legal fees to Kranitz and Philipp in the amount of $37,438 and $24,000, respectively, and issued shares of common stock for services provided valued at $10,000 and $83,250, respectively. During the three months ended March 31, 2006 and March 31, 2005, we paid fees of $44,472 and $10,000, respectively, to Kranitz and Philipp for legal services.

ITEM 13. EXHIBITS

The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by Gordon, Hughes & Banks, LLP (“GHB”), our current independent registered public accounting firm, for the three months ended March 31, 2006 and for the years ended December 31, 2005 and 2004, respectfully, are as follows:
	Three Months Ended March 31,	Years Ended December 31,
	2006	2005	2004
Audit Fees	$18,000	$10,500	$8,000
All Other Fees	$11,300	$2,150	$2,000

Audit Fees

Audit and audit-related fees consist of fees for the audit of our financial statements, the review of our interim financial statements and other audit services,

All Other Fees

All other fees consist of fees for not specifically discussed under Audit Fees or Tax Fees including the review of and, as applicable, consent to documents filed by us with the Securities and Exchange Commission

Tax Fees

Tax fees consist of fees for tax compliance, including the preparation of tax returns, tax advice, and tax planning services. Tax advice and tax planning services relate to advice regarding mergers and acquisitions and assistance with tax audits and appeals. We use a firm other than GHB for these services. We paid $3,375 for tax related services for the three months ended March 31, 2006 and $9,244 for the year ended December 31, 2005, respectively.

Policy on Accounting Matters; Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The primary purpose of the Audit Committee is to assist the Board in monitoring (i) the integrity of our financial statements and disclosures, including oversight of the accounting and financial reporting processes and the audits of our financial statements (ii) the compliance by us with our legal, ethical and regulatory requirements and (iii) the independence and performance of our independent registered public accounting firm.

The Audit Committee’s policy is to pre-approve all audit and non-audit services, other than de minimis non-audit services, provided by the independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The Audit Committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services and related services, tax services, and other services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ W. MICHAEL BISSONNETTE	President and Chairman	July ___, 2006
W. Michael Bissonnette	of the Board (Principal
Executive Officer)

/s/ MITCHELL RUBIN	Treasurer (Principal	July ___, 2006
Mitchell Rubin	Financial Officer and
Principal Accounting Officer

/s/ RICHARD A. KRANITZ	Director	July ___, 2006
Richard A. Kranitz

/s/ WAYNE HARDING	Director	July ___, 2006
Wayne Harding

/s/ JACK J. WALKER	Director	July ___, 2006
Jack J. Walker

/s/ KENNETH LEUNG	Director	July ___, 2006
Kenneth Leung

AERO GROW INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AeroGrow International, Inc.
Boulder, CO

We have audited the accompanying balance sheets of AeroGrow International, Inc. (the “Company”) as of March 31, 2006, December 31, 2005 and 2004 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2006 and each of the two years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2006, December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the three month period ended March 31, 2006 and the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
May 19, 2006

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	December 31,
	2006	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$8,852,548	$949,126	$1,916,842
Subscriptions receivable	-	840,000	41,000
Accounts receivable	43,156	-	-
Inventory	192,946	19,480	-
Prepaid expenses and other	199,590	79,720	5,423
Total current assets	9,288,240	1,888,326	1,963,265
Property and equipment, net of accumulated depreciation of
$102,431, $61,599 and $7,840 at March 31, 2006,
December 31, 2005 and 2004, respectively	480,771	420,444	30,721
Debt issuance costs, net of $373,853 and $209,734 accumulated
amortization at March 31, 2006 and December 31, 2005, respectively	45,618	209,737
Intangible assets, net of $1,071 and $0 of amortization at
March 31, 2006 and December 31, 2005, respectively	21,696	20,407
Deposits	4,684	4,684	4,484
Total other assets	71,998	234,828	4,484
Total assets	$9,841,009	$2,543,598	$1,998,470

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$487,474	$196,840	$46,969
Accrued expenses	334,524	56,900	27,745
Convertible debentures, net of loan issue discounts of
$196,781 and $904,740 at March 31, 2006 and
December 31, 2005, respectively	792,539	2,095,260	-
Mandatorily redeemable common stock	310,000	310,000	-
Accrued compensation	-	-	11,833
Total current liabilities	1,924,537	2,659,000	86,547
Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized,
none issued or outstanding	-	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
9,102,622, 5,580,740 and 4,882,908 shares issued and
outstanding at March 31, 2006, December 31, 2005 and
December 31, 2004, respectively	9,103	5,579	4,883
Additional paid-in capital	27,313,081	11,741,388	5,761,832
Accumulated (deficit)	(19,405,712)	(11,862,369)	(3,854,792)
Total stockholders' equity (deficit)	7,916,472	(115,402)	1,911,923
Total liabilities and stockholders' equity (deficit)	$9,841,009	$2,543,598	$1,998,470

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Three months ended March 31,		Year Ended December 31,
	2006	2005	2005	2004
		(Unaudited)
Revenue
Product sales	$35,245	$-	$-	$-

Operating expenses
Cost of revenue	134,622	-	-	-
Research and development	978,538	306,194	1,578,833	333,038
Sales and marketing	2,548,583	28,275	583,897	79,811
General and administrative	2,010,908	514,973	3,994,992	1,983,759
Total operating expenses	5,672,651	849,442	6,157,722	2,396,608

Loss from operations	(5,637,406)	(849,442)	(6,157,722)	(2,396,608)

Other (income) expense, net
Interest expense	1,813,278		1,600,961	(7,564)
Interest income	(39,919)	(7,935)	(41,106)
Loss on modification of debt	132,578	-	-	-
Total other (income) expense, net	1,905,937	(7,935)	1,559,855	(7,564)

Net loss	$(7,543,343)	$(841,507)	$(7,717,577)	$(2,389,044)

Net loss per share, basic and diluted	$(0.84)	$(0.17)	$(1.55)	$(0.56)
Weighted average number of common shares
outstanding, basic and diluted	8,956,353	4,898,686	4,971,857	4,252,626

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balances, January 1, 2004	3,747,570	$3,748	$2,411,345	$(1,755,748)	$659,345
Issuance of common stock for cash from
January 1 to January 30, 2004 at $1.25 per share	40,000	40	49,960	-	50,000
Issuance of common stock for cash during private
placement from February 1 to June 30, 2004 at $1.665 per share	360,458	360	600,140	-	600,500
Issuance of common stock for cash during public
offering from July 30 to December 31, 2004 at
$5.00 per share, net of $185,240 in offering costs	498,596	498	2,307,239	-	2,307,737
Issuance of additional shares of common stock
to private placement investors	27,700	28	(28)	-	-
Issuance of additional shares of common stock
to public offering investors	45,632	46	(46)	-	-
Issuance of common stock for services provided (4,000
shares at $0.05 per share;5,000 shares at $1.25 per share; 38,332 shares at $1.65 per share and 97,550 shares at $5.00 per share)	144,882	145	557,301	-	557,446
Exercise of common stock warrants at $1.25 per share	12,000	12	14,988	-	15,000
Issuance of stock options to non-employees for services
provided from January 1, 2004 to December 31, 2004	-	-	80,939	-	80,939
Issuance of common stock to Board of Directors at $5.00 per share	6,000	6	29,994	-	30,000
Net (loss)	-	-	-	(2,389,044)	(2,389,044)
Effects of 1 for 5 reverse stock split	69	-	-	-	-
Balances, December 31, 2004	4,882,908	4,883	6,051,832	(4,144,792)	1,911,923

(Continued)
See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Continued)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
Exercise of common stock warrants from August to December 31, 2005 at $1.25 per share	40,000	40	47,460	-	47,500
Exercise of common stock warrants from June to
December 31, 2005 at $2.50 per share	390,000	390	974,610	-	975,000
Exercise of common stock warrants at December 31, 2005 at $5.00 per share	5,000	5	24,995	-	25,000
Issuance of common stock for cash in August at $5.00 per share	1,600	2	7,998	-	8,000
Issuance of common stock for services provided,
rent and equipment purchases from January to
December 31, 2005 at $5.00 per share	261,232	261	1,305,875	-	1,306,136
Issuance of stock options to non-employees for services provided	-	-	72,936	-	72,936
Issuance of warrants to debt holders of convertible debentures	-	-	1,059,480	-	1,059,480
Intrinsic value of convertible debentures, beneficial conversion	-	-	750,000	-	750,000
Effects of variable accounting on the modification of
terms of outstanding warrants	-	-	1,446,200	-	1,446,200
Net (loss)	-	-	-	(7,717,577)	(7,717,577)
Balances, December 31, 2005	5,580,740	5,581	11,741,386	(11,862,369)	(115,402)
Common stock issued in private placement	2,148,000	2,148	8,807,787	-	8,809,935
Common stock issued for conversion of convertible debentures	710,009	710	2,129,290	-	2,130,000
Common stock issued in exchange for stock of Wentworth 1	580,136	580	(580)	-	-
Common stock issued under equity compensation plans	83,737	84	418,600	-	418,684
Stock options issued under equity compensation plans	-	-	3,315,840	-	3,315,840
Beneficial conversion value due to modification
of the terms of the convertible debentures	-	-	900,758	-	900,758
Net (loss)	-	-	-	(7,543,343)	(7,543,343)
Balances, March 31, 2006	9,102,622	$9,103	$27,313,081	$(19,405,712)	$7,916,472

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Three months ended March 31,		Year Ended December 31,
	2006	2005	2005	2004
		(Unaudited)
Cash flows from operating activities:
Net loss	$(7,543,343)	$(841,507)	$(7,717,577)	$(2,389,044)
Adjustments to reconcile net loss to cash provided
(used) by operations:
Issuance of common stock and options under
equity compensation plans	3,734,525	218,805	1,349,072	668,385
Depreciation and amortization expense	41,514	1,898	53,759	5,920
Amortization of debt issuance costs	164,119	-	209,737	-
Amortization of convertible debentures, beneficial
conversion feature	1,180,937	-	375,000	-
Interest expense associated with warrants issued with
convertible debentures	414,522	-	529,740	-
Effects of variable accounting for modification of
warrant terms	-	-	1,446,200	-
Loss on modification of debt	132,578	-	-	-
Change in assets and liabilities:
Decrease in subscriptions receivable	840,000	-	-	-
(Increase) in accounts receivable	(43,156)	-	-	-
(Increase) in inventory	(173,466)	-	(19,480)	-
(Increase) in other current assets	(119,870)	37,866	(873,297)	(3,323)
(Increase) in deposits	-	(200)	(200)	(2,484)
Increase in accounts payable	290,634	(2,800)	149,871	39,480
Increase in accrued expenses and manditorily redeemable stock	277,624	(21,657)	339,155	18,469
(Decrease) in accrued compensation	-	(11,833)	(11,833)	(25,770)
Net cash (used) by operating activities	(803,382)	(619,428)	(4,169,853)	(1,688,367)
Cash flows from investing activities:
Purchases of equipment	(100,771)	(3,103)	(413,482)	(11,556)
Patent expenses	(2,360)	-	(20,407)	-
Net cash (used) by investing activities	(103,131)	(3,103)	(433,889)	(11,556)
Cash flows from financing activities:
(Decrease) in due to parent company	-	(28,500)	-	(17,884)
Proceeds from issuance of common stock, net	8,809,935	-	1,055,500	3,002,237
Proceeds from issuance of convertible debentures	-	-	3,000,000	-
Issuance costs associated with debentures	-	-	(419,474)	-
Net cash provided by financing activities	8,809,935	(28,500)	3,636,026	2,984,353
Net increase (decrease) in cash	7,903,422	(651,031)	(967,716)	1,284,430
Cash, beginning of period	949,126	1,916,842	1,916,842	632,412
Cash, end of period	$8,852,548	$1,265,811	$949,126	$1,916,842
Supplemental disclosure of non-cash investing and financing activities
Interest paid	$32,700	$-	$111,487	$324
Income taxes paid	$-	$-	$-	$-
Issuance of common stock for equipment purchases	$-	$-	$30,000	$-
Convertible debentures converted to common stock	$2,130,000	$-	$-	$-

See accompanying notes to the financial statements

Note 1 - Description of the Business and Summary of Significant Accounting Policies

Description of the Business

AeroGrow International, Inc. ("the Company") was incorporated in the State of Nevada on March 25, 2002. The Company’s principal business is developing and marketing advanced indoor aeroponic garden systems designed and priced to appeal to the gardening, cooking and small kitchen appliance markets worldwide. The Company’s principal activities since its formation through March 2006 have consisted of the development of the Company’s products business planning and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden™ system and, in March 2006, began shipping these systems to retail and catalogue customers. Prior to March 2006 when the Company commenced sales of its aeroponic garden systems, the Company was considered a Development Stage Enterprise in accordance FAS No. 7, Accounting and Reporting by Development Stage Enterprises. Effective March 2006, the Company ceased being considered a development stage enterprise.

On January 12, 2006, the Company and Wentworth I, Inc., a Delaware corporation (“Wentworth”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) which was consummated on February 24, 2006. Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (“Merger”). The Merger, for accounting and financial reporting purposes, has been accounted as an acquisition of Wentworth by the Company. As such, the Company is the accounting acquirer in the Merger, and the historical financial statements of the Company will be the financial statements for the Company following the Merger.

In two closings, held on February 24, 2006 and March 1, 2006, the Company completed the sale of shares of its common stock and common stock purchase warrants in a private placement (the “2006 Offering”). The Company sold 2,148,000 shares of its common stock and warrants to purchase 2,148,000 shares of its common stock. Each unit in the offering consisted of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $6.25 per share. The price per unit was $5.00. The Company received net proceeds of $8,964,952 from the 2006 Offering after the commission and offering expenses.

Significant Accounting Policies

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk and Financial Instruments
Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The amount on deposit with a financial institution exceeded the $100,000 federally insured limit as of March 31, 2006, December 31, 2005 and 2004. However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, subscriptions receivable and accounts payable. The carrying values of all financial instruments approximate their fair value. The carrying value of the convertible debentures approximate their fair value based on the current interest rate of 5%.

Property and Equipment
Property and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets. Office equipment and computer hardware are depreciated over five years. The Company has purchased and built its own manufacturing equipment and tools. The equipment is being amortized over a period of seven years commencing July 1, 2003. Direct internal labor incurred in the manufacturing of the equipment totaled $12,714 as of December 31, 2005, and $6,240 as of December 31, 2004, and has been capitalized. The Company does not capitalize any overhead or other administrative costs in conjunction with the manufacturing of equipment.

Property and equipment consist of the following as of:

	March 31,	December 31,
	2006	2005	2004
Manufacturing equipment and tooling	$425,482	$402,639	$11,772
Computer hardware	88,681	40,973	17,575
Office equipment	68,651	38,431	9,214
	582,814	482,043	38,561
Less: accumulated depreciation	(102,043)	(61,599)	(7,840)
Property and equipment, net	$480,771	$420,444	$30,721

Intangible assets and goodwill
Intangible assets, to date, have consisted of the direct costs incurred for application fees and legal expenses associated with patents and trademarks on the Company's products.  The Company periodically reviews the recoverability from future operations using undiscounted cash flows.  To the extent carrying values exceed fair values; an impairment loss will be evaluated for possible recording.  The Company amortizes its patent and trademarks costs on a straight line basis over their estimated useful of 5 years.

Intangible assets consist of the following:

	March 31,	December 31,
	2006	2005	2004
Patents	$15,913	$15,503	$-
Trademarks	$6,854	4,904	-
	22,767	20,407	-
Less: accumulated amortization	(1,071)	-	-
Intangible assets, net	$21,697	$20,407	$-

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs where the Company is the manufacturer are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ARB No. 43. A majority of the Company’s products are manufactured overseas and are recorded at cost.

The Company will determine inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of March 31, 2006 and December 31, 2005, the Company had determined that no inventory obsolescence reserve was required.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer sales vary by customer, however, generally are net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on a review of the current status of trade accounts receivable. There was no allowance recorded at March 31, 2006.

Research and Development
The costs incurred to develop products to be sold or otherwise marketed are currently charged to expense. When a product is ready for general release, its capitalized costs will be amortized using the straight-line method of amortization over a reasonable period. During the three months ended March 31, 2006 and March 31, 2005 (unaudited) and the years ended December 31, 2005 and 2004, no research and development costs have been capitalized.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. The Company adopted SFAS No. 123R on January 1, 2006 and does not plan to restate financial statements for prior periods. The Company plans to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R will have a material impact on our results of operations. For the three months ended March 31, 2006, equity compensation in the form of stock options and grants of restricted stock totaled $3,734,525 and is included in the Statement of Operations in the following categories:

General and administrative	$1,332,540
Research and development	651,417
Sales and marketing	1,724,940
Cost of Sales	25,628
$3,734,525

Income taxes
The Company accounts for deferred income taxes in accordance with the liability method as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. For the three months ended Mach 31, 2006 and March 31, 2005 (unaudited) and for the years ended December 31, 2005 and 2004 the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Comprehensive Income
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the presentation and disclosure of all changes in equity from non-owner sources as "Comprehensive Income". The Company had no items of comprehensive income for the three months ended March 31, 2006 and March 31, 2005 (unaudited) and for the years ended December 31, 2005 and December 31, 2004.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. The liability for sales returns is estimated based upon historical experience of return levels.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. The Company also records estimated reductions to revenue for end user rebate programs, returns and costs related to warranty services.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of sales. Shipping and handling costs associated with freight out to customers are also included in cost of sales. Shipping and handling charges to customers are included in sales.

Segments Of An Enterprise And Related Information
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") replaces the industry segment approach under previously issued pronouncements with the management approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. At present, the Company only operates in one segment.

Debt Issuance Costs
Debt issuance costs consist of consideration paid to third parties with respect to a $3.0 million debt financing in July 2005, including cash payments for legal fees and placement agent fees. Such costs are being deferred and were to be amortized over the term of the related debt, which was one year. On February 24, 2006, $2,130,000 of the debt associated with these costs converted to 710,009 shares of the common stock (See Note 3, Convertible Debentures). The pro rata costs associated with the $2,130,000 which converted to common stock was expensed as interest as of the date converted. The amortization of the remaining debt issuance costs will be amortized over the remaining life of the debt.

Beneficial Conversion Feature of Debentures
In accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company recognizes the advantageous value of conversion rights attached to convertible debt. Such rights gives the debt holder the ability to convert debt into shares of common stock at a price per share that is less than the fair market value of the common stock on the day the loan is made to the Company. The beneficial value is calculated as the intrinsic value (the fair market value of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and the related accrued interest and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is subsequently amortized to interest expense over the remaining outstanding period of the related debt using the interest method.

New Accounting Pronouncements
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20, and FAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS No. 154 will have a material impact on its financial position, results of operations or cash flows.

In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any derivative instruments or participate in any hedging activities, and therefore the adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”. This Statement requires recognition of servicing a financial asset by entering into a servicing contract in certain situations. This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any servicing asset or liability, and therefore the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 2 - Merger and Private Placement

The Company entered into a Letter of Intent on January 4, 2006, and a Merger Agreement on January 12, 2006, with Wentworth I, Inc., a Delaware corporation. Wentworth was a non-operating entity without significant assets. On January 12, 2006, Wentworth’s Board of Directors and its shareholders approved the Merger Agreement and the Company’s Board of Directors approved the Merger Agreement. Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (“Merger”). The Merger, for accounting and financial reporting purposes, has been accounted as an acquisition of Wentworth by the Company.

As a condition of the closing of the Merger Agreement, the Company was required to complete a private placement offering of its common stock shares and common stock warrants with gross proceeds of not less that $5 million (the “Offering”). Under the terms of the Merger Agreement, the Company paid a financial advisory fee of $350,000 to Keating Securities, Wentworth’s financial advisor in the transaction.

The closing of the Merger Agreement occurred on February 24, 2006 and closings of the Offering occurred on February 24, 2006 and March 1, 2006. The Company received gross proceeds of $10,740,000 in the Offering. Pursuant to Subscription Agreements entered into with these Investors, the Company sold 2,148,000 units (“Unit(s)”) in the Offering; each Unit consisted of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $6.25 per share. The price per Unit in the Offering was $5.00. After commissions, expenses and the reverse merger fee payable to Keating Securities, AeroGrow received net proceeds of $8,964,952 in the Offering. This offering required registration of the common stock issued and the shares of common stock underlying the warrants. Liquidated damages are payable to investors under the following circumstances: (a) if a registration statement is not filed by the AeroGrow on or prior to 45 days after the closing date (such an event, a “Filing Default”); (b) if the registration statement is not declared effective by the SEC on or prior to the 150th day after the Closing Date (such an event, an “Effectiveness Default”); and/or (c) if the Registration Statement (after its effectiveness date) ceases to be effective and available to investors for any continuous period that exceeds 30 days or for one or more periods that exceeds in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with a Filing Default and an Effectiveness Default, a “Registration Default”). In the event of a Registration Default, AeroGrow shall pay as Liquidated Damages, for each 30-day period of a Registration Default, an amount equal to 1% of the aggregate purchase price paid by the investors up to a maximum of 18% of the aggregate purchase price paid, provided that liquidation damages in respect of a Suspension Default shall not be payable in relation to any securities not owned by the investors at the time of the Suspension Default and, provided further, that no liquidated damages are due in respect of the warrants. In the event of a Filing Default or an Effectiveness Default, the Liquidated Damages shall be paid by the issuance of additional Common Stock at the rate of the amount of the liquidated damages due divided by $2.00. In the event of a Suspension Default, the liquidated damages shall be paid in cash. The Company filed the required Registration Statement within the 45 days pursuant to (a) above and the effectiveness of such registration is pending.

In the Merger each of the Wentworth’s 3,750,000 shares of outstanding common stock was converted into the right to receive 0.154703 shares of AeroGrow common stock resulting in the issuance of 580,136 shares of AeroGrow’s common stock to the Wentworth stockholders representing 6.4% of the issued and outstanding common stock of AeroGrow immediately after the Merger, the Offering and the Note Conversion. Immediately after the closing of the Offering, the investors owned 2,148,000 shares of AeroGrow’s common stock representing 23.7% of the issued and outstanding common stock immediately after the Merger, the Offering and the Note Conversion.

Note 3 - Convertible Debentures

On May 27, 2005, the Company entered into an exclusive Placement Agreement with Keating Securities, LLC to solicit up to $3,000,000, through a private placement offering consisting of up to 300 Units at an offering price of $10,000 per Unit. Each Unit is comprised of a convertible debenture evidenced by a 10% unsecured convertible promissory note in the principal amount of $10,000, and 2,000 five-year warrants, each warrant providing for the purchase of one share of the Company's common stock at the exercise price of $5.01 per share. Interest is payable quarterly beginning September 30, 2005. The principal was originally due on June 30, 2006. During the fifteen days following the completion of an additional financing, each note holder has the opportunity to request full payment of the principal amount of the notes and interest instead of converting their convertible notes into shares of common stock and convertible warrants. The Company received proceeds of $3,000,000 from this private placement less $419,471, in directly incurred debt issuance costs. In addition to the foregoing, for each share of common stock issuable upon conversion, each note holder shall receive an additional five year warrant to purchase one share of the common stock at an exercise price of $6.00 per share. The Company had agreed to registration rights related to both the shares underlying the convertible debt and the related warrants associated with this offering. In the event the Company fails to fulfill in registration obligations the Company hereby agrees to pay liquidated damages under the following circumstances: (a) if the registration statement is not filed by the Company on or prior to 60 days after the final closing of the offering (such an event, a “Filing Default”); (b) if the registration statement is not declared effective by the SEC on or prior to 150 days after the final Closing in the offering (such an event, an “Effectiveness Default”); or (c) if the Company does not file its required periodic reports under the Exchange Act when due (such an event, a “Reporting Default” and together with a Filing Default and an Effectiveness Default, a “SEC Default”). In the event of an SEC Default, the Company shall as liquidated damages pay, for each 30-day period of an SEC Default, an amount equal to 1% of the principal amount of the notes up to a maximum aggregate of 24 months of SEC Defaults. The Company shall pay the Liquidated Damages in shares of Common Stock, priced at $2.00 per share as follows: (i) in connection with a Filing Default, on the 61st day after the initial closing, and each 30th day thereafter until the registration statement is filed with the SEC; (ii) in connection with an Effectiveness Default, on the 151st day after the initial closing, and each 30th day thereafter until the Registration Statement is declared effective by the SEC; or (iii) in connection with a Reporting Default, on the 31st consecutive day of after a Reporting Default has occurred, provided that if the Reporting Default has been cured, then such days during which a Reporting Default were accruing will be added to any future Reporting Default period for the purposes of calculating the payment of the liquidated damages provided for in this provision.

In conjunction with this $3,000,000 private placement, the Company recognized at the time of issuance $750,000 of beneficial conversion costs, representing the value of the beneficial conversion rights of the Convertible Debentures, determined by calculating the difference of the fair market value of the stock at the commitment date, or $5.00 per share, less the conversion exercise price of $4.00 times the number of shares to be issued upon conversion or 750,000 shares. This value is recorded as a discount to the Convertible Debentures and an addition to additional paid in capital. This discount was to be amortized over the term of the Convertible Debentures which were originally due, if not converted, by June 30, 2006.

Also in conjunction with this $3,000,000 private placement, the Company recognized at the time of issuance $1,059,480 representing the fair value of the five year warrants issued with the Convertible Debentures. The value of these warrants was determined in accordance with the Black-Scholes pricing model utilizing a historic volatility factor of 129.67%, a risk free interest rate of 5.0% and an expected life for the warrants of five years, resulting in a value of $2.73 per warrant. This value was recorded as an additional discount to the Convertible Debentures and an addition to additional paid in capital. This discount was to be amortized to interest expense over the term of the Convertible Debentures which were originally due if not converted by June 30, 2006.

Prior to the closings of the Merger and the Offering but contingent upon their successful completion, in February 2006, the Company entered into agreements with the convertible debt holders whereby debt holders converted $2,130,000 of their outstanding debt obligations into common stock of the Company at a conversion price of $3.00 per share (the “Note Conversion”) and certain other debt holders agreed to extend the maturity dates of $840,000 of debt obligations from June 30, 2006 to December 31, 2006. The $2,130,000 of debt that converted immediately resulted in additional beneficial conversion expense of $887,500 to account for the additional fair value attributed to the additional shares of common stock which were issued as a result of the change in the conversion price change to $3 per share from the originally issued $4 per share. The fair value of the foregoing additional shares was based upon a price of $5.00 per share. The converting note holders also were issued, pursuant to the terms of the original note offering, five-year warrants to purchase 426,000 shares of the Company’s common stock at an exercise price of $6.00 per share.

With respect to the $840,000 of convertible debentures that were modified by extension of the due date from June 30, 2006 to December 31, 2006 and modification of the embedded conversion feature from a conversion price of $4.00 per share to a conversion price of $3.50 per share, based on the significant change in the terms of these $840,000 in debentures, the original debt is deemed extinguished and a debt extinguishment loss was recognized. This loss is based on the fair value of the new debt instrument in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments and EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. The Company recognized a loss on extinguishment of debt of $132,578. This loss was determined by calculating the change in net present value of the cash flows from the convertible debt, inclusive of the change in the embedded conversion feature determined by comparing the fair value of the conversion option immediately following such modification with its fair value immediately prior to the modification. This loss was recorded as of February 2006 with a corresponding increase in fair value of the modified convertible debenture balance and is being amortized over the remaining term of these debentures to additional paid in capital.

Of the original amount of $3,000,000 in convertible debentures disclosed as outstanding as of December 31, 2005, $2,130,000 converted to common stock, $30,000 is due on June 30, 2006 and $840,000 is due December 31, 2006.

The holders of securities issued in the private placement offering and the convertible debt offering have registration rights under the common stock and for the common stock underlying the warrants held by them. Liquidated damages for failure to register and maintain registration for the common stock and for the common stock underlying the warrants held by investors are payable under the following circumstances: (a) if a registration statement is not filed by the AeroGrow on or prior to 45 days after the closing date (such an event, a “Filing Default”); (b) if the registration statement is not declared effective by the SEC on or prior to the 150th day after the Closing Date (such an event, an “Effectiveness Default”); and/or (c) if the Registration Statement (after its effectiveness date) ceases to be effective and available to Investor for any continuous period that exceeds 30 days or for one or more period that exceeds in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with a Filing Default and an Effectiveness Default, a “Registration Default”). In the event of a Registration Default, the AeroGrow shall pay to Investor as Liquidated Damages, for each 30-day period of a Registration Default, an amount equal to 1% of the aggregate purchase price paid by Investor pursuant to this Agreement up to a maximum of 18% of the aggregate purchase price paid by the Investor, provided that liquidation damages in respect of a Suspension Default shall not be payable in relation to any securities not owned by the Investor at the time of the Suspension Default and, provided further, that no liquidated damages are due in respect of the warrants. In the event of a Filing Default or an Effectiveness Default, the Liquidated Damages shall be paid by the issuance of additional Common Stock at the rate of the amount of the liquidated damages due divided by $2.00. In the event of a Suspension Default, the liquidated damages shall be paid in cash. In summary, the liquidated damages are either settled with common stock in the case of a delay in filing having declared effective a registration statement, or in cash but only related to actual stock issued (excluding common stock underlying warrants) for failure to maintain effectiveness of a registration. The Company filed the required Registration Statement within the 45 days pursuant to (a) above and the effectiveness of such registration is pending.

The balance presented for the Convertible Debentures, net of discounts, as of March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
Convertible debentures outstanding	$870,000	$3,000,000
Loss on modification of debt, net of $13,258 accretion to additional paid in capital as of March 31, 2006	119,320	-
Discount as a result of beneficial conversion feature, net of amortization of $668,437 and $375,000 as of March 31, 2006 and December 31, 2005, respectively	(81,563)	(375,000)
Discount as a result of fair value of warrants issued, net of amortization of $944,262 and $529,740 as of March 31, 2006 and December 31, 2005, respectively	(115,218)	(529,740)
Net balance	$792,539	$2,095,260

Note 4 - Equity Compensation Plans

In 2003, the Company's Board of Directors approved a Stock Option Plan (the Plan) pursuant to which nonqualified stock options are reserved for issuance to eligible employees, consultants and directors of the Company. The Plan is administered by the Board of Directors, which has the authority to select the individual’s to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award. The Company has granted nonqualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $0.05 to $5.00 per share. In August 2005, the Plan was merged into the 2005 Equity Compensation Plan and it no longer separately exists. However, options issued and outstanding under this Plan continue to be governed by their grant agreements but are administered under the 2005 Equity Compensation Plan.

In August 2005, the Company’s Board of Directors approved the 2005 Equity Compensation Plan (the 2005 Plan) pursuant to which both qualified and nonqualified stock options as well as restricted shares of common stock are reserved for issuance to eligible employees, consultants and directors of the Company. A total of 1,505,000 shares of our common stock may be granted under the 2005 Plan.

The 2005 Plan is administered by the Company’s compensation committee which has the authority to select the individual’s to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award. The Company has granted qualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $2.50 to $5.00 per share.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was recognized in the financial statements. However, APB No. 25 generally did not require the recognition of compensation expense for stock options because the exercise price of these instruments was generally equal to the fair value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R).

For the three months ended March 31, 2006, the Company granted 888,153 options to purchase the Company’s common stock at an exercise price of $5.00 per share under the 2005 Plan as follows:

Employees	810,700
Consultants	40,000
Directors	37,453
888,153

For the option grants issued during the three months ended March 31, 2006, the Company used the following weighted average assumptions: no dividend yield, expected volatility rate of 129.67%; risk free interest rate of 5%; and average lives of 4 years resulting in a value of $4.12 per option granted. As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), the net loss for the three months ended March 31, 2006, was $3,315,840 greater, than if the Company had continued to account for stock options under APB No. 25. In addition, both basic and diluted loss per share for the three months ended March 31, 2006 was $0.37 greater than if the Company had continued to account for stock options under APB No. 25.

The following table illustrates the effect on net income and EPS for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123R:

	Three months ended March 31,	Year Ended December 31
	2006	2005	2004
	(Unaudited)
Net loss, as reported	$(841,507)	$(7,717,577)	$(2,389,044)
Net income (loss) per share, basic and diluted, as reported	($0.17)	($1.55)	($0.56)
Deduct: Stock-based compensation expense, as determined under fair-value based method for all employee awards	(48,000)	(225,127)	(96,294)
Pro forma net loss	$(889,507)	$(7,942,704)	$(2,485,338)
Pro forma net income (loss) per share, basic and diluted	($0.18)	($1.60)	($0.58)

For purposes of calculating fair value under SFAS 123, the fair value of each option grant for the years ended December 31, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility rate of 129.67%; risk free interest rate of 5%; and average lives of 5 years.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
	Options	Low	High	Weighted- average
Balance unexercised at January 1, 2004	106,662	$0.01	$2.50	$1.05
Granted	77,767	$0.05	$5.00	$2.11
Exercised	-	$0.00	$0.00	$0.00
Forfeited	-	$0.00	$0.00	$0.00
Balance unexercised at December 31, 2004	184,429	$0.01	$5.00	$1.47
Granted	67,070	$0.50	$5.00	$4.22
Exercised	-	$0.00	$0.00	$0.00
Forfeited	(18,229)	$0.05	$1.25	-$0.62
Balance unexercised at December 31, 2005	233,270	$0.01	$5.00	$2.34
Granted	888,153	$5.00	$5.00	$5.00
Exercised	-	$0.00	$0.00	$0.00
Forfeited	(4,154)	$5.00	$5.00	$5.00
Balance unexercised at March 31, 2006	1,117,269	$0.01	$5.00	$4.44

In addition to stock options granted to employees, the Company granted options to purchase shares of common stock to certain consultants in exchange for services provided. The compensation cost of these options, measured by the fair value of the options provided in lieu of cash, has been included in general and administrative expense. The assumptions utilized to value employee options in accordance with the disclosure requirements of SFAS No. 123 were also used to value the options issued to the consultants. For the three months ended March 31, 2006 and March 31, 2005 (unaudited), the Company has recognized consulting expense related to the non-employee options of $154,306 and $151,797, respectively. For the years ended December 31, 2005, and December 31, 2004, the Company has recognized consulting expense related to the non-employee options of $72,936 and $80,939, respectively.

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2006 is as follows:

	Options Outstanding		Options Exercisable
Exercise price range	Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (years)	Options
Over $0.00 to $0.50	30,618	$0.08	2.92	30,618
Over $0.50 to $2.50	137,259	$1.57	2.72	137,259
$5.00	949,392	$5.00	4.94	866,055
	1,117,269	$4.44	4.38	1,033,932

In addition to option grants, during the year ended December 31, 2005 and the three months ended March 31, 2006 the Company granted and issued under the 2005 Equity Compensation Plan a total of 83,737 and 157,192 shares, respectively, of common stock at a $5.00 per share to directors, consultants and employees for services provided. The fair value of these shares was determined based upon sales of other stock transactions in the private market just prior to the services being provided as follows:

	Shares Granted
	Three Months ended March 31, 2006	Year ended December 31, 2005
Employees	34,000	30,431
Consultants	39,737	126,761
Directors	10,000	-
	83,737	157,192

Accordingly, a total of 351,671 shares are available for future grants under the 2005 Plan.

Note 5 - Income Taxes

The Company did not record any provision for federal and state income taxes for the three months ended March 31, 2006 and March 31, 2005 and for the years ended December 31, 2005, and December 31, 2004. Variations from the federal statutory rate are as follows:

	Three Months Ended March 31,	Years Ended December 31,
	2006	2005	2004
Expected income tax benefit at
the statutory rate of 34%	$2,179,733	$1,559,071	$794,910
Less valuation allowance	(2,179,733)	(1,559,071)	(794,910)
Net tax expense	$-	$-	$-

Deferred income tax assets result from cumulative federal and state operating loss carryforwards in the amounts of $7,758,420, and $3,777,190 at December 31, 2005 and 2004, respectively. For the three months period ended March 31, 2006, a shortened tax period resulting from the change of the Company’s fiscal year, the Company incurred additional federal and state operating loss carryforwards of $2,650,857. The loss carry forwards will begin to expire in 2022. At March 31, 2006, December 31, 2005 and 2004, the Company has research and development tax credit carryforwards of $118,285, $118,285 and $83,942, respectively, which begin to expire in 2022.

Net deferred tax assets consist of the following as of:

	March 31,	December 31,
	2006	2005	2004
Tax effect of net operating loss carryforwards	$4,021,104	$2,997,078	$1,459,129
Tax effect of employee equity compensation	1,157,638	-	-
Tax effect of other temporary differences	(22,348)	(20,417)	(7,196)
Research and development tax credit	118,285	118,285	83,942
Less valuation allowance	(5,274,679)	(3,094,946)	(1,535,875)
Net deferred tax assets	$-	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances equal to the entire balance of the deferred tax assets are necessary. In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on our ability to utilize our existing tax loss and tax credit carryforwards.

Note 6 - Related Party Transactions

During the years ended December 31, 2005 and December 31, 2004, the Company retained one member of their board as a consultant who was granted shares of common stock and fees for services provided totaling $286,167 and $46,723, respectively. During the years ended December 31, 2005 and December 31, 2004, the Company paid legal fees to a director in the amount of $37,438 and $24,000, respectively, and issued shares of common stock for services provided valued at $10,000 and $83,250, respectively. During the three months ended March 31, 2006 and March 31, 2005 (unaudited), the Company paid $44,472 and $10,000, respectively, to this same director for legal services. The Company also issued shares of common stock to its Board of Directors for services provided valued at $30,000 for both of the years ended December 31, 2005 and December 31, 2004. On March 28, 2006, the Company granted to each of its four outside directors 2,500 shares of the company’s common stock at a value of $5.00 per share for a total of $12,500 for each director, or an aggregate total of $50,000, and 10,000 fully vested five-year options to purchase the Company’s common stock at an exercise price of $5.00 per share for services for the fiscal year ending March 31, 2007. Also, during the three months ended March 31, 2006, the Company paid to a director $12,500 in consulting fees for his assistance in the Company’s fund raising activities in Europe.

The Company leased their office space during the year ended December 31, 2005 from a landlord who is a minority shareholder. The Company paid rent to the shareholder in the amount of $30,408 and issued shares of common stock for rent provided valued at $76,036. Thru July 2005, the Company leased certain laboratory space from an employee. Rent expense paid to the employee totaled $7,574 and $5,200 for the years ended December 31, 2005 and 2004, respectively.

The Company was renting office furniture, office equipment, and computers from its former parent, Mentor Capital Consultants, Inc., at the rate of $2,500 per month. For the year ended December 31, 2004, the Company paid $30,000 to rent the equipment. For the first five months of 2005, the Company continued to rent equipment from its parent for a total of $12,500. On May 31, 2005, the Company acquired these fixed assets for their net book value of $33,901.

Note 7 - Operating Leases

The Company leases certain facilities and office space under month to month operating lease agreements. Rent expense for the years ended December 31, 2005, and December 31, 2004, was approximately $106,444 and $91,741, respectively. This includes the fair value of 15,208 shares and 15,531 shares of common stock granted to the landlord for the years ended December 31, 2005 and December 31, 2004, respectively. For the three months ended March 31, 2006 and March 31, 2005 (unaudited), rent expense was $33,458 and $28,560, respectively.

One of the Company’s operating leases ended on December 31, 2005. The Company renegotiated a new operating lease and is on an annual basis at a rent of $1,000 per month through December 31, 2006. In addition, the Company is on a month-to-month basis with the same landlord for additional space beginning in November at the rate of $700 per month.

The Company leased certain laboratory space under a month-to-month lease beginning November 2005 at the rate of $600 per month.

The Company leased certain production space under a month-to-month lease beginning in August 2005, at the rate of $1,315 per month.

Note 8 - Shareholders' Equity

During the years ended December 31, 2004 and 2003, the Company continued a private placement offering initiated in 2002, and issued shares of common stock to new investors at $0.50 per share for 90,000 shares, and at $1.25 per share for 880,800 shares. On August 1, 2003, the Company initiated a new private placement offering, and issued shares of common stock to new investors at $1.665 per share for 175,763 shares. During the year ended December 31, 2004, an additional 360,458 shares were issued at $1.665 per share. In conjunction with the continuing and new private placement offerings, certain investors who purchased minimum amounts of shares of common stock were provided with additional bonus shares of common stock. If investors contributed a minimum of $15,000, to the Company, they were awarded 10% bonus common stock award. In total, 27,700 and 81,888 shares of common stock were issued as bonus shares for the years ended December 31, 2004 and December 31, 2003, respectively.

The Company also issued shares of common stock to its Board of Directors for services provided valued at $30,000 for the years ended December 31, 2004.

As of December 31, 2004, in conjunction with the private placement offerings, certain investors who purchased a minimum of $25,000, of shares of common stock were provided warrants to purchase additional shares of common stock. One hundred seventy seven thousand (177,000) warrants were issued at $2.50 per share. The warrants are exercisable over a period not to exceed two years commencing immediately at the time of issuance.

During the year ended December 31, 2004, the Company issued a total of 144,882 shares of common stock to landlords and consultants. Four thousand (4,000) shares were issued at $0.05, 5,000 shares at $1.25, 38,332 shares at $1.665, and 97,550 shares at $5.00 for legal, information technology, marketing, administrative, and research and development services provided. These shares were priced based on the fair value at which shares were being issued, based on private placement offerings, at the time services were rendered.

On July 1, 2004, the Company was approved for an initial public offering in the State of Colorado, and issued shares of common stock to new investors at $5.00 per share for 498,596 shares. In conjunction with the Colorado public offering, certain investors who purchased minimum amounts of shares of common stock were provided with additional bonus shares of common stock. If investors contributed a minimum of $15,000, to the Company, they were awarded 10% bonus stock award. In total, 45,633 shares of common stock were issued as bonus shares for the year ended December 31, 2004. Also, in conjunction with the public offering, certain investors who purchased a minimum of $25,000 of shares of common stock were provided two warrants to purchase additional shares of common stock. One warrant is exercisable to purchase a share of common stock at the price of $10.00 per share and the other warrant is exercisable at $15.00 per share. In total, 390,880 warrants were issued at the exercise price of $10.00, and the same total was issued at the exercise price of $15.00 in conjunction with the public offering for year ended December 31, 2004. None of the warrants were exercised during 2005 and 2004.

As of December 31, 2004, the Company has recorded subscriptions receivable of $41,000, for shares sold. This amount was subsequently collected in cash.

On January 31, 2005, the State of Nevada approved the Board of Director's amendment to the articles of incorporation which increased the authorized shares of the Company's common stock from 40,000,000 shares to 75,000,000 shares. On May 31, 2005, the Company's Board of Directors approved a one-for-five reverse stock split of all outstanding shares. The historical share and per share amounts included in the accompanying financial statement have been retroactively adjusted to reflect the split.

On September 2, 2005, the Board approved the modification of 504,098 warrants whereby the expiration dates of the aforementioned warrants was extended from various dates throughout 2005, through and including December 31, 2005. The Company recorded the effects of the modification of these terms of the warrants in accordance with variable accounting. This modification resulted in additional expense of $1,446,200 being recorded in the year ending December 31, 2005. The Company accounted for this modification in warrant terms in accordance with variable accounting in that the extension of the expiration dates of the outstanding warrants results in a new measurement of compensation cost as if the award were newly granted. Therefore, in applying variable accounting, the Company revalued the warrants as if they were granted on September 2, 2005 and recognized as compensation expense the difference between the fair value determined on September 2, 2005 and the fair value of the warrants determined when originally issued in 2002 and 2003. The warrants, when originally issued, were determined to have a fair value of $198,844. The warrants, when re-valued on September 2, 2005, were determined to have a fair value of $1,645,044, or a difference of $1,446,200. This modification resulted in additional expense of $1,446,200 being recorded in the year ending December 31, 2005. The Black-Scholes valuation model was utilized to value the warrants in accordance with fair value as of both the original warrant issuance date and September 2, 2005.

During the year ended December 31, 2005, 1,600 shares of common stock were sold at $5.00 per share to an employee per an employment agreement. In addition, 38,000 warrants were exercised at $1.25 per share and 64,000 warrants were exercised at $2.50 per share. As of December 31, 2005, the Company has recorded subscriptions receivable of $840,000 representing the exercises of 326,000 warrants at $2.50 per share and 5,000 warrants at $5.00 per share. This amount has subsequently been collected in cash in January 2006.

Also during 2005, the Company issued a total of 104,040 shares of common stock at a $5.00 per share value to vendors (17,100 shares), landlords (15,208 shares), consultants (62,705 shares) and employees (9,027 shares) for various services provided. The fair value of these shares was determined based upon sales of other stock transactions in the private market just prior to the services being provided.

During the three months ended March 31, 2006, the Company issued 2,148,000 shares of common stock valued at $5.00 per share and warrants in conjunction with a private placement (Note 2 - Merger and Private Placement).

During the three months ended March 31, 2006, the Company issued 710,009 shares of common stock valued at $5.00 per share and warrants in exchange for conversion of convertible debentures (Note 3 - Convertible Debentures).

During the three months ended March 31, 2006, the Company issued 580,136 shares of common stock in conjunction with a merger with Wentworth I (Note 2 - Merger and Private Placement).

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $.001 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of March 31, 2006, December 31, 2005 and 2004, no shares of preferred stock have been issued.

A summary of the Company’s warrant activity for the period from Inception through December 31, 2005 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, January 1, 2004	404,098	$2.53
Granted	958,760	$10.65
Exercised	(12,000)	$1.25
Outstanding, December 31, 2004	1,350,858	$8.31
Granted	660,000	$5.10
Exercised	(433,000)	$1.25
Expired	(25,000)	$5.00
Outstanding, December 31, 2005	1,552,858	$8.64
Granted	2,962,800	$6.20
Outstanding, March 31, 2006	4,515,868	$7.04

As of March 31, 2006, the Company had the following outstanding warrants to purchase its common stock:

Exercise Price	Warrants Outstanding
$2.50	111,098
$5.00	600,000
$6.00	660,000
$6.25	2,362,800
$10.00	390,880
$15.00	390,880
4,515,658

Note 9 - Mandatorily Redeemable Common Stock

On September 30, 2005, the Company entered into a manufacturing agreement with Source Plus, Inc. (“Source Plus”) and Mingkeda Industries Co. Ltd. (“Mingkeda”). Source Plus advanced monies to Mingkeda for tooling and molds to build the Company’s products. To reimburse Source Plus for its advances to Mingkeda, the Company issued 62,000 shares of common stock to Source Plus in October 2005 with an estimated market value of $5.00 per share. The Company recorded a $310,000 asset for tooling which is being depreciated over a period of three years to reflect the estimated useful life of the tooling. If an offering or other transaction to enable Source Plus an ability to register their issued shares is not completed on or before June 1, 2006, Source Plus may require the Company to repay $310,000 in exchange for its return of the shares of common stock. In accordance with SFAS No. 150, the Company has recorded the shares issued as a liability until such time as the registration contingency can be removed.

The tooling is located in China and the Company holds title to the tooling equipment and is able to move the tooling to another manufacturer, if required, in future periods.

Further, in return for a future $0.50 per unit price concession from Mingkeda for products the Company will purchase, the Company issued 10,000 shares of common stock to Mingkeda in October 2005 with an estimated market value of $5.00 per share. The Company also agreed to pay to Source Plus a commission of 2% of the total purchases of the product with such payments to be made using the same terms as payments to Mingkeda.

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of the Registrant*

3.2	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (Change of Name)*

3.3	Amended Bylaws of the Registrant++

3.4	Code of Ethics **

4.1	Form of Certificate of Common Stock of Registrant*

4.2	Form of 2005 Warrant*

4.3	Form of 2006 Warrant*

4.4	Form of 10% Convertible Note*

4.5	Form of $10.00 Redeemable Warrant*

4.6	Form of $15.00 Redeemable Warrant*

4.7	Form of Conversion Warrant*

4.8	Form of 2005 Placement Agent Warrant *

4.9	Form of 2006 Placement Agent Warrant*

4.10	Form of $2.50 Warrant*

4.11	Form of $5.00 Warrant*

10.1	Lease Agreement between AeroGrow and United Professional Management, Inc. dated October 1, 2003, as amended by a Lease Amendment dated April 1, 2005, and a Lease Amendment dated October 7, 2003*

10.2	Amended 2003 Stock Option Plan*

10.3	Form of Stock Option Agreement relating to the 2003 Stock Option Plan*

10.4	2005 Equity Compensation Plan*

10.5	Form of Stock Option Agreement relating to the 2005 Equity Compensation Plan*

10.6	Form of Restricted Stock Grant Agreement relating to the 2005 Equity Compensation Plan*

10.7	Form of Lock-up Agreement for certain investors*

1

10.8	Placement Agent Agreement between Keating Securities, LLC and AeroGrow dated May 27, 2005 with respect to the Convertible Note offering*

10.9	Placement Agent Agreement between Keating Securities, LLC and AeroGrow dated February 6, 2006 with respect to the 2006 Offering*

10.10	Business Lease dated December 8, 2004, between AeroGrow and Investors Independent Trust Company*

10.11	Consulting Arrangement between Randy Seffren and AeroGrow dated October 13, 2004*

10.12	Contract between AeroGrow and Innotrac Corporation dated October 7, 2005*

10.13	Letter of Agreement dated September 30, 2005, between AeroGrow and Kenneth Dubach*

10.14	Consulting Agreement between AeroGrow and Jerry Gutterman dated May 16, 2005*

10.15	Manufacturing Agreement among Mingkeda Industries Co., LTD., Source Plus, Inc. and AeroGrow dated September 30, 2005*

10.16	Form of Subscription Agreement relating to the issuance of our convertible notes and redeemable 2005 warrants*

10.17	Form of Assignment of Application Agreement between AeroGrow and our executives, employees and consultants*

10.18	Form of Non-disclosure Agreement between AeroGrow and our executives, employees and consultants*

10.19	Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between AeroGrow and our employees, consultants and other third-party contractors*

10.20	Letter agreement dated July 15, 2005 between AeroGrow and Patrice Tanaka & Company*

10.21	Production Agreement dated October 3, 2005, between AeroGrow and Respond2, Inc.*

10.22	Form of Subscription Agreement relating to offering consummated February 24, 2006 for the sale of common stock and warrants*

10.23	Employment Agreement between AeroGrow and W. Michael Bissonnette*

10.24	Employment Agreement between AeroGrow and Mitchell Rubin*

10.25	Employment Agreement between AeroGrow and Jeff Brainard +

* Previously filed with Form 8-K filed March 2, 2006
+ Previously filed with Form 8-K/A filed May 16, 2006
++ Previously filed with Form 8K filed April 3, 2006
** Filed herewith

2