Form 10QSB
period 2006-06-30
AeroGrow International, Inc.
filed 2006-08-21
CIK 1316644

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 000-50888

AEROGROW INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	46-0510685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 28th Street, Suite 201, Boulder, Colorado	80303
(Address of principal executive offices)	(Zip code)

(303) 444-7755
(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 11, 2006: 9,150,726

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Documents incorporated by reference: None.

AeroGrow International, Inc.
TABLE OF CONTENTS
FORM 10-QSB REPORT
June 30, 2006

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements (Unaudited)

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS
	June 30,	March 31,
	2006	2006
ASSETS	(Unaudited)
Current assets
Cash	$6,028,399	$8,852,548
Restricted cash	6,370	-
Accounts receivable, net of allowance for doubtful accounts
of $5,152 and $0 at June 30, 2006 and March 31, 2006, respectively	520,072	43,156
Inventory	650,391	192,946
Prepaid expenses and other	169,676	199,590
Total current assets	7,374,908	9,288,240
Property and equipment, net of accumulated depreciation of
of $141,219 and $102,043 at June 30, 2006 and
March 31, 2006, respectively	506,660	480,771
Other assets
Debt issuance costs, net of $389,059 and $373,853 accumulated
amortization at June 30, 2006 and March 31, 2006, respectively	30,412	45,618
Intangible assets, net of $2,238 and $1,071 of accumulated
amortization at June 30, 2006 and March 31, 2006, respectively	21,114	21,696
Deposits	4,684	4,684
	56,210	71,998
Total Assets	$7,937,778	$9,841,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$431,332	$487,474
Accrued expenses	341,284	334,524
Convertible debentures, net of discounts of
and $131,187 and $196,781 at June 30, 2006 and
March 31, 2006, respectively	788,360	792,539
Mandatorily redeemable common stock	310,000	310,000
Total current liabilities	1,870,976	1,924,537
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
9,145,726 and 9,102,622 shares issued and outstanding
at June 30, 2006 and March 31, 2006, respectively	9,146	9,103
Additional paid-in capital	27,586,257	27,313,081
Accumulated (deficit)	(21,528,601)	(19,405,712)
Total Stockholders' Equity	6,066,802	7,916,472
Total Liabilities and Stockholders' Equity	$7,937,778	$9,841,009

See accompanying notes to the condensed financial statements

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended
	June 30,
	2006	2005
	(Unaudited)
Revenue
Product sales	$821,938	$-

Operating expenses
Cost of revenue	675,695	-
Research and development	434,931	308,213
Sales and marketing	960,474	94,493
General and administrative	856,040	657,954
Total operating expenses	2,927,140	1,060,660

Loss from operations	(2,105,202)	(1,060,660)

Other (income) expense, net
Interest (income)	(84,113)	(6,438)
Interest expense	101,800	-
Total other (income) expense, net	17,687	(6,438)

Net (loss)	$(2,122,889)	$(1,054,222)

Net loss per share, basic and diluted	$(0.23)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	9,116,832	4,920,860

See accompanying notes to the condensed financial statements

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, March 31, 2006	9,102,622	9,103	27,313,081	(19,405,712)	7,916,472
Exercise of common stock warrants at $2.50	10,000	10	24,990	-	25,000
Common stock issued under equity compensation plans to employees	7,500	7	37,493	-	37,500
Common stock issued under equity compensation plans to consultants	12,000	12	59,988	-	60,000
Common stock issued under equity compensation plans to directors	6,000	6	29,994	-	30,000
Common stock issued to landlord as rent	7,604	8	38,012	-	38,020
Stock options issued under equity compensation plans	-	-	42,926	-	42,926
Accretion of loss on modification of debt	-	-	39,773	-	39,773
Net (loss)	-	-	-	(2,122,889)	(2,122,889)
Balances, June 30, 2006	9,145,726	9,146	$27,586,257	$(21,528,601)	$6,066,802

See accompanying notes to the condensed financial statements

AEROGROW INTERNATIONAL INC.
CONDENSED STATEMENTS OF CASH FLOWS
	Three months ended
	June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(2,122,889)	$(1,054,222)
Adjustments to reconcile net (loss) to cash provided
(used) by operations:
Issuance of common stock and options under
equity compensation plans	170,426	230,733
Issuance of common stock to landlord for rent	38,020	-
Depreciation and amortization expense	40,344	3,837
Allowance for bad debt	5,152	-
Amortization of debt issuance costs	15,206	-
Accretion of convertible debentures	27,188	-
Interest expense associated with warrants issued with
convertible debentures	38,406	-
Change in assets and liabilities:
(Increase) in accounts receivable	(482,068)	-
(Increase) in inventory	(457,445)	-
Decrease (increase) in other current assets	29,914	(43,770)
(Decrease) increase in accounts payable	(56,142)	21,305
Increase in accrued expenses	6,760	107,417
Increase in accrued compensation	-	4,731
Net cash (used) by operating activities	(2,747,128)	(729,969)
Cash flows from investing activities:
Decrease (increase) in restricted cash	(6,370)	-
Purchases of equipment	(65,066)	(49,512)
Patent expenses	(585)	-
Net cash (used) by investing activities	(72,021)	(49,512)

Cash flows from financing activities:
Increase in due to parent company	-	28,500
Proceeds from issuance of common stock, net	-	91,000
Proceeds from exercise of warrants	25,000	-
Repayments of convertible debentures	(30,000)	-
Proceeds from issuance of convertible debentures	-	250,000
Issuance costs associated with convertible debentures	-	(25,453)
Net cash provided (used) by financing activities	(5,000)	344,047

Net increase (decrease) in cash	(2,824,149)	(435,434)
Cash, beginning of period	8,852,548	1,265,811
Cash, end of period	$6,028,399	$830,377
Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$21,000	$-
Income taxes paid	$-	$-
Accretion of debt modification	$39,773	$-

See accompanying notes to the condensed financial statements

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
(Unaudited)

1.  Description of the Business

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

2.  Basis of Presentation

Interim Financial Information
The unaudited interim financial statements of the Company included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310 of Regulation S-B under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2006, the results of operations for the three months ended June 30, 2006 and 2005, and the cash flows for the three months ended June 30, 2006 and 2005. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2006 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on transitional Form 10-KSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission.

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

Concentration of Credit Risk
Financial instruments consist of cash and cash equivalents, subscriptions receivable and accounts payable. The carrying values of all financial instruments approximate their fair value. The carrying value of the convertible debentures approximate their fair value based on the current interest rate of 5%.

The Company has a concentration of credit risk with respect to trade account receivables for two customers who accounted for 40% and 17%, respectively, of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable. For the three months ended June 30, 2006, two customers represented 47% and 19% of revenues for the period.

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs where the Company is the manufacturer are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity. A majority of the Company’s products are manufactured overseas and are recorded at cost.

The Company will determine inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2006 and March 31, 2006, the Company had determined that no inventory obsolescence reserve was required.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer’s sales vary by customer, however, generally are net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on a review of the current status of trade accounts receivable. There was no allowance recorded at March 31, 2006. As of June 30, 2006, the Company had recorded an allowance for bad debts of $5,152.

Advertising and Production Costs
The Company expenses the costs of all production costs related to advertising as incurred. The Company expenses all costs related to actual advertising such as print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.

Research and Development
The costs incurred to develop products to be sold or otherwise marketed are currently charged to expense. When a product is ready for general release, its capitalized costs will be amortized using the straight-line method of amortization over a reasonable period. During the three months ended June 30, 2006 and June 30, 2005 no research and development costs have been capitalized.

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

Income taxes
The Company accounts for deferred income taxes in accordance with the liability method as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. For the three months ended June 30, 2006 and June 30, 2005 the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; the customer has no right to return goods unless defective and collection of the resulting receivable is reasonably assured. The liability for sales returns is estimated based upon historical experience of return levels.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. The Company also records estimated reductions to revenue for end user rebate programs, returns and costs related to warranty services. At June 30, 2006, the Company had accrued $21,245 as its estimate for the foregoing deductions and allowances.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of sales. Shipping and handling costs associated with freight out to customers are also included in cost of sales. Shipping and handling charges to customers are included in net sales.

Registration Rights Penalties
The holders of securities issued in the Company’s February 2006 private placement offering and the convertible debt offering in 2005 (Note 3) has registration rights for the common stock and for the common stock underlying the convertible debt and the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock are payable in common stock of the Company under certain circumstances and are limited to 1% of the amount of the outstanding convertible debt up to a maximum of 24% and 1% of the amount of the investment in the 2006 Offering up to a maximum of 18%. In each case, the amount is payable in shares of the Company’s common stock valued at a rate of $2.00 per share. Until such time as there has been a consensus reached on Emerging Issues Task Force Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock’ ”, the Company has elected to recognize the impact of such registration rights penalties as incurred, which commenced after July 22, 2006.

Pending Issues
The Company is in the process of responding to comments from the Securities and Exchange Commission (“SEC”) regarding, among other issues, the accounting for the convertible debentures issued by the Company in 2005 (Note 3) as well as the accounting for the Company’s February 2006 private placement offering. The outcome of such discussions with the SEC may result in adjustments to certain amounts reported in financial statements issued for the quarterly period ended June 30, 2005 and all subsequent periods thereafter. These adjustments could affect the presentation and classification of amounts and costs relating to certain debt and equity based instruments and on the Company’s balance sheet and statement of operations, however, the Company currently believes that if such adjustments are required to be made, its reported cash flows will be unaffected.

New Accounting Pronouncements
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

3.  Convertible Debentures

On May 27, 2005, the Company entered into an exclusive Placement Agreement with Keating Securities, LLC to solicit up to $3,000,000, through a private placement offering consisting of up to 300 Units at an offering price of $10,000 per Unit. Each Unit is comprised of a convertible debenture evidenced by a 10% unsecured convertible promissory note in the principal amount of $10,000 (a total of $3,000,000), and 2,000 five-year warrants (a total of 600,000 warrants), each warrant providing for the purchase of one share of the Company's common stock at the exercise price of $5.01 per share. Interest is payable quarterly beginning September 30, 2005. The principal was originally due on June 30, 2006. During the fifteen days following the completion of an additional financing, each note holder has the opportunity to request full payment of the principal amount of the notes and interest instead of converting their convertible notes into shares of common stock and convertible warrants. The Company received proceeds of $3,000,000 from this private placement less $419,471, in directly incurred debt issuance costs. In addition to the foregoing, for each share of common stock issuable upon conversion, each note holder shall receive an additional five year warrant to purchase one share of the common stock at an exercise price of $6.00 per share. The Company had agreed to registration rights related to both the shares underlying the convertible debt and the related warrants associated with this offering. In the event the Company fails to fulfill in registration obligations the Company hereby agrees to pay liquidated damages under the following circumstances: (a) if the registration statement is not filed by the Company on or prior to 60 days after the final closing of the offering (such an event, a “Filing Default”); (b) if the registration statement is not declared effective by the SEC on or prior to 150 days after the final Closing in the offering (such an event, an “Effectiveness Default”); or (c) if the Company does not file its required periodic reports under the Exchange Act when due (such an event, a “Reporting Default” and together with a Filing Default and an Effectiveness Default, a “SEC Default”). In the event of an SEC Default, the Company shall as liquidated damages pay, for each 30-day period of an SEC Default, an amount equal to 1% of the principal amount of the notes up to a maximum aggregate of 24 months of SEC Defaults. The Company shall pay the Liquidated Damages in shares of Common Stock, priced at $2.00 per share as follows: (i) in connection with a Filing Default, on the 61st day after the initial closing, and each 30th day thereafter until the registration statement is filed with the SEC; (ii) in connection with an Effectiveness Default, on the 151st day after the initial closing, and each 30th day thereafter until the Registration Statement is declared effective by the SEC; or (iii) in connection with a Reporting Default, on the 31st consecutive day of after a Reporting Default has occurred, provided that if the Reporting Default has been cured, then such days during which a Reporting Default were accruing will be added to any future Reporting Default period for the purposes of calculating the payment of the liquidated damages provided for in this provision.

In conjunction with this $3,000,000 private placement, the Company recognized at the time of issuance $750,000 of beneficial conversion costs, representing the value of the beneficial conversion rights of the Convertible Debentures, determined by calculating the difference of the fair market value of the stock at the commitment date, or $5.00 per share, less the conversion exercise price of $4.00 times the number of shares to be issued upon conversion or 750,000 shares. This value is recorded as a discount to the Convertible Debentures and an addition to additional paid in capital. This discount is being amortized as interest expense over the term of the Convertible Debentures which were originally due, if not converted, by June 30, 2006.

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

Of the original amount of $3,000,000 in convertible debentures disclosed as outstanding as of December 31, 2005, $2,130,000 converted to common stock, $30,000 was due on June 30, 2006 and was repaid on that date and $840,000 is due December 31, 2006.

The holders of securities issued in the private placement offering and the convertible debt offering have registration rights under the common stock and for the common stock underlying the warrants held by them. Liquidated damages for failure to register and maintain registration for the common stock and for the common stock underlying the warrants held by investors are limited and payable under the following circumstances: (a) if a registration statement is not filed by the AeroGrow on or prior to 45 days after the closing date (such an event, a “Filing Default”); (b) if the registration statement is not declared effective by the SEC on or prior to the 150th day after the Closing Date (such an event, an “Effectiveness Default”); and/or (c) if the Registration Statement (after its effectiveness date) ceases to be effective and available to Investor for any continuous period that exceeds 30 days or for one or more period that exceeds in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with a Filing Default and an Effectiveness Default, a “Registration Default”). In the event of a Registration Default, the AeroGrow shall pay to Investor as Liquidated Damages, for each 30-day period of a Registration Default, an amount equal to 1% of the aggregate purchase price paid by Investor pursuant to this Agreement up to a maximum of 18% of the aggregate purchase price paid by the Investor, provided that liquidation damages in respect of a Suspension Default shall not be payable in relation to any securities not owned by the Investor at the time of the Suspension Default and, provided further, that no liquidated damages are due in respect of the warrants. In the event of a Filing Default or an Effectiveness Default, the Liquidated Damages shall be paid by the issuance of additional Common Stock at the rate of the amount of the liquidated damages due divided by $2.00. In the event of a Suspension Default, the liquidated damages shall be paid in cash. In summary, the liquidated damages are either settled with common stock in the case of a delay in filing having declared effective a registration statement, or in cash but only related to actual stock issued (excluding common stock underlying warrants) for failure to maintain effectiveness of a registration. The Company filed the required Registration Statement within the 45 days pursuant to (a) above and the effectiveness of such registration is pending.

The balance presented for the Convertible Debentures, net of discounts, as of June 30, 2006 and March 31, 2006 is as follows:

	June 30,	March 31,
	2006	2006
Convertible debentures outstanding	$840,000	$870,000

Loss on modification of debt, net of $53,031 and $13,258 accretion to additional paid in capital as of June 30, 2006 and March 31, 2006, respectively	79,547	119,320

Discount as a result of beneficial conversion feature, net of amortization of $695,625 and $668,437 as of June 30, 2006 and March 31, 2006, respectively	(54,375)	(81,563)

Discount as a result of fair value of warrants issued, net of amortization of $982,668 and $944,262 as of June 30, 2006 and March 31, 2006, respectively	(76,812)	(115,218)

Net balance	$ 788,360	$792,539

4.  Equity Compensation Plans

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

On June 28, 2006, the Company granted to one employee 125,000 options to purchase the Company’s common stock at an exercise price of $5.00 per share under the 2005 Plan which will vest 50% on the twelve month anniversary of the grant and 12.5% for each of the next four three month periods thereafter. The Company will value these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 129.67%; risk free interest rate of 5% and an average life of 4 years resulting in a value of $4.12 per option granted. In as much as none of these options were vested at June 30, 2006, there was no expense recognized for the three months ended June 30, 2006 related to these options.

As a result of recognizing compensation expense for stock options previously granted pursuant to the provisions of SFAS No. 123(R), the net loss for the three months ended June 30, 2006, was $42,926 greater, than if the Company had continued to account for stock options under APB No. 25.

Information regarding employee stock options outstanding as of June 30, 2006 is as follows:

Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	average
		average	Remaining
Exercise		Exercise	Contractual
price range	Options	Price	Life (years)	Options
Over $0.00 to $0.50	30,618	$0.08	2.67	30,618
Over $0.50 to $2.50	137,259	$1.57	2.47	137,259
$5.00	1,074,392	$5.00	5.33	991,055
	1,242,269	$4.50	4.76	1,158,932

In addition to option grants, during the three months ended June 30, 2006 the Company granted under the 2005 Equity Compensation Plan a total of 25,500 shares of common stock at a fair value of $5.00 per share, consisting of 5,000 shares granted and issued to an employee in conjunction with his hiring, 12,000 shares granted to a consultant in conjunction with the signing of a consulting agreement at June 30, 2006, 1,500 shares granted to a consultant in conjunction with his agreement to provide advisory services regarding sales strategy, 1,000 shares granted to a consultant for graphic services provided, 1,250 shares granted to each of three directors for service on the Audit Committee and 750 shares granted to each of three directors for service on the Governance Committee. All of the foregoing was charged to operating expenses for the three months ended June 30, 2006 resulting in a total charge of $127,500.

Information regarding the Company’s equity compensation plans at June 30, 2006 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,242,269	$4.50	208,171
Equity compensation plans not approved by security holders	-	$-	-
Total	1,242,269	$4.50	208,171

At June 30, 2006, the Company has 166,663 of options that have been granted and are unvested that will result in $686,500 of compensation expense in future periods if fully vested.

5.  Related Party Transactions

During the three months ended June 30, 2006, the Company paid consulting fees totaling $23,019 to one director for services related to the development of an international channel of distribution for the company’s products.

Also during the three months ended June 30, 2006, the Company incurred fees totaling $113,175 to MedEd Architects LLC; a video production company owned 33% by Randy Seffren, the Company’s Chief Marketing Officer. The Company will incur approximately $200,000 in costs in subsequent calendar quarters to MedEd Architects LLC, all of the foregoing for production of an infomercial featuring the Company’s products and related video-based products.

During the three month period ended June 30, 2005, the Company retained one member of their board as a consultant who was granted stock options, common stock and fees for financial services provided totaling $50,152. For the three month period ended June 30, 2005, a director of the Company, who is a partner in the law firm of Kranitz and Philipp, was paid legal fees of $6,000.

The Company rented office furniture, office equipment and computers from its former parent, Mentor Capital Consultants, Inc., for the first five months of 2005 at $2,500 per month or $12,500. On May 31, 2005, the Company acquired these fixed assets for their net book value of $33,901.

6.  Stockholders’ Equity

In June 2006, a warrant holder with warrants expiring June 30, 2006 exercised warrants to purchase 10,000 shares of the company’s common stock at $2.50 per share.

During the three months ended June 30, 2006, the Company issued 25,500 shares of common stock under its 2005 Equity Compensation Plan.

During the three months ended June 30, 2006 and June 30, 2005 the Company issued shares of stock to a landlord as additional rent expense.

During the three month period ended June 30, 2005, 20,000 warrants were exercised at $2.50 per share. During the same period, the Company issued a total of 45,947 shares at a $5.00 per share to landlords, consultants and employees for IT, marketing, administrative, financial, and research and development services provided. These shares were priced based on their current fair market value at the time services were rendered.

7.  Subsequent Events

On July 27, 2006 the Company entered into a lease with Pawnee Properties, LLC. to consolidate its operations, other than its seed kit manufacturing operations, into a 21,012 square foot office space at 6075 Longbow Drive, Boulder, Colorado 80301, commencing no later than December 1, 2006. Pawnee Properties, LLC, and its controlling persons, are not affiliates of the Company. The initial rent is $15,759 per month, plus the Company proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

On July 24, 2006, the Company entered into an employment agreement with Randal Lee Seffren, its Chief Marketing Officer. The employment agreement of Mr. Seffren provides that he will be employed as Chief Marketing Officer of the Company. He will devote all of his business time to the affairs of the Company working half time from an office in Chicago, Illinois and the balance of his time traveling on Company business. The initial term is two years ending July 31, 2008 and renewable for successive one year terms. Mr. Seffren shall receive base compensation of $200,000 per year and a bonus per fiscal year in an amount not less than 1.5% of the EBITDA of the Company as determined by the Company’s annual financial statements and pro rated for any portion of such annual period covered under this Agreement; but subject to adjustment so that it is no less favorable than granted to other senior executives. The agreement also provides for medical, vacation and other benefits commensurate with the policies and programs as adopted by the Company for its senior executives. Further, the agreement confirms the option grant awarded to Mr. Seffren as of March 28, 2006, consisting of 125,000 options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan at an exercise price of $5.00 per share; were fully vested as of that grant date; and (iii) are subject to other standard terms and conditions under the 2005 Equity Compensation Plan. Mr. Seffren has agreed to regular confidentiality and inventions assignment provisions and agreed not to compete with the Company during employment and for twenty-four months thereafter. If his employment is terminated, he will be entitled to receive severance pay equal to six months of his Base Salary as in effect immediately before his termination; and the payment by the Company of medical benefits until the twelfth month following termination; and the pro rata portion of his bonus as of the nearest quarter end financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

The discussion contained herein is for the three months ended June 30, 2006 and 2005. The following discussion should be read in conjunction with the Company’s financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s transitional annual report on Form 10-KSB filed on July 6, 2006 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 and in the Company’s other filings with the Securities and Exchange Commission.

Background and Corporate History

We were incorporated in the State of Nevada on March 25, 2002. We are in the business of developing, marketing and distributing advanced indoor aeroponic garden systems. Since formation and through our development stage which ended in February 2006, our principal activities had consisted of product research and development, market research, business planning and raising the capital necessary to fund these activities. We have completed development of our initial kitchen garden systems and related bio-grow seed pods, have contracted with a third-party manufacturer who has commenced production activities and we have actively began sales activities as of March 2006. Through June 30, 2006, we had manufactured and taken delivery of 21,000 units and have orders placed for an additional 24,000 units to date. We commenced our initial marketing and distribution of our products during March 2006. Prior to March 2006 when we commenced sales of our aeroponic garden systems, we were considered a Development Stage Enterprise in accordance FAS No. 7, Accounting and Reporting by Development Stage Enterprises.

On January 12, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wentworth I, Inc., a Delaware corporation (“Wentworth”) and this merger was consummated on February 24, 2006. Under the Merger Agreement, Wentworth merged with and into us, and the we were the surviving corporation (“Merger”). The Merger, for accounting and financial reporting purposes, has been accounted as an acquisition of Wentworth by us. As such, we are the accounting acquirer in the Merger, and our historical financial statements will be the financial statements utilized following the Merger.

In two closings, held on February 24, 2006 and March 1, 2006, we completed the sale of shares of our common stock and common stock purchase warrants in a private placement (the “2006 Offering”). We sold 2,148,000 shares of our common stock and warrants to purchase 2,148,000 shares of its common stock. Each unit in the offering consisted of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $6.25 per share. The price per unit was $5.00. We received net proceeds of $8,964,952 from the 2006 Offering after the commission and offering expenses.

Our Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure. On an on-going basis, we re-evaluate our estimates, including those relating to revenue recognition, uncollectible accounts receivable, intangible assets and contingent expenses and revise reported amounts prospectively. We base our estimates on historical experiences, combined with anticipated activity and various other assumptions that we believe to be reasonable under the circumstances. When combined, this body of knowledge forms the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Financial Reporting Release No. 60, which was issued by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in preparation of financial statements. The following is a brief discussion of our most critical accounting policies, including those methods affected by our more complex judgments and estimates.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006 and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R will have a material impact on our results of operations.

Revenue Recognition
We recognize our revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. The liability for sales returns is estimated based upon historical experience of return levels.

We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate based on industry experience the number of customers who will actually redeem the incentive. We also record estimated reductions to revenue for end user rebate programs, returns and costs related to warranty services. At June 30, 2006, we had accrued $21,245 as its estimate for the foregoing deductions and allowances.

Registration Rights Penalties
The holders of securities issued in the Company’s 2006 Offering and the convertible debt offering in 2005 have registration rights for the common stock and for the common stock underlying the convertible debt and the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock are payable in our common stock under certain circumstances and are limited to 1% per month of the amount of the outstanding of convertible debt up to a maximum of 24% and 1% per month of the amount of the investment in the 2006 Offering up to a maximum of 18%. In each case, the amount is payable in shares of our common stock valued at a rate of $2.00 per share. Until such time as there has been a consensus reached on Emerging Issues Task Force Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock’ ”, we have elected to recognize the impact of such registration rights penalties as incurred, which commenced after July 22, 2006.

Pending Issues
We are in the process of responding to comments from the Securities and Exchange Commission (“SEC”) regarding, among other issues, the accounting for the convertible debentures issued by us in 2005 as well as the accounting for our 2006 Offering. The outcome of such discussions with the SEC may result in adjustments to certain amounts reported in our financial statements issued for the quarterly period ended June 30, 2005 and all subsequent periods thereafter. These adjustments could affect the presentation and classification of amounts and costs relating to certain equity based instruments and on our balance sheet and statement of operations, however, we currently believe that if such adjustments are made, our report of cash flows will be unaffected.

Plan of Operation

During the next twelve months, we intend to expand our efforts in manufacturing, marketing, distributing and selling our kitchen garden systems. Manufacturing activities began in January 2006 for pilot production and production capacity is being expanded, both in terms of capacity at our current contract manufacturer as well as finalizing agreements with an additional contract manufacturer. Our infomercial, a thirty minute video presentation of the product which we will air on television and solicit direct sales from consumers for our product, has been filmed and is expected to begin airing in September of 2006. Initial test marketing shipments to retail launch partners, including Sur La Table, Frontgate and others commenced in March 2006. In July, we were featured in a successful airing on QVC, the world’s largest television retailer and have received additional orders from QVC for the balance of calendar 2006. In order to transition from the development stage to an operating company, we have strengthened our management team with the addition of a Vice President of Sales, a Vice President of Operations, Vice President of Engineering and Manufacturing, a new Chief Financial Officer and other marketing, operations and administrative staff. We also are expanding our new product development activities to sustain operations beyond our initial product offerings.

We have developed many of our marketing materials, including our website, product brochures, retail packaging and other retail collateral materials and public relations kits. Additional development is in process for in-store point of purchase supplies, infomercial and short-form television show and print media items. Most of these items will be completed by September 2006.

Our plan of operation for the balance of the fiscal years ended March 31, 2007 and 2008 will depend, in part, on the assumptions used to develop our business plan and whether they were or have been inaccurate or need to be changed to respond to different assumptions or different business needs or objectives. Any changes could cause the working capital to be insufficient to fund our operations and we could be required to seek additional financing sooner than we currently anticipate.

Results of Operations

The three months ended June 30, 2006 represented our first three month period of revenues from operations. Initial shipments of our products began in March 2006. For the three months ended June 30, 2006, net sales totaled $821,938. Of this amount, two customers represented 47% and 19% of revenues for the period. In accordance with our policy with regard to revenue recognition, we deferred recognition of $116,075 in sales to the following period for two customers, both television retailers, due to return rights granted these customers in the event our products did not meet sales expectations, these rights were waived by the customers after June 30, 2006.

Cost of revenue for the three months ended June 30, 2006 totaled $675,695, representing 82% of revenues. Included in cost of revenues for the three months ended June 30, 2006 is approximately $170,000 in airfreight costs for the initial shipments of our products, a cost of approximately of $140,000 over standard ocean freight costs. This shipping practice is not expected to be a recurring method of transportation for our products. We also experienced higher than anticipated costs in our seed kit manufacturing operations for the inital kits sold. As we begin to increase seed kit production volume, costs for seed kit production are anticipated to improve significantly in future periods as economies of scale are achieved.

During the three months ended June 30, 2006 we incurred $434,931 in research and development costs as compared to $308,213 for the three months ended June 30, 2005, an increase of $126,718 or 41%. We continue to allocate additional resources to the development, the design and technology of various new prototype models as well as expand our greenhouse and laboratory to measure the success of various seeds, cuttings and nutrients under different conditions as well as test new plant varieties for additional seed kits.

Sales and marketing costs for the three months ended June 30, 2006 totaled $960,474 as compared to $94,493 for the three months ended June 30, 2005. Sales and marketing costs include all costs associated with the marketing and distribution of our products and included approximately $283,000 in salaries, $151,000 in consulting fees, $132,000 in video production costs, $98,000 in public relations costs, $57,000 in sales commissions and $45,000 in trade show costs.

General and administrative costs for the three months ended June 30, 2006 totaled $856,040 as compared to $657,954 for the three months ended June 30, 2005, an increase of $198,086 or 30%. The principal increases are in salaries for additional administrative and finance personnel as well as increases in legal and audit fees.

In the next twelve months, we intend to continue researching and developing new product designs and product extensions including, but not limited to, product line extensions targeted at both higher and lower retail price points, nutrient delivery systems and additional seed varieties for our seed kits. We also will dedicate research and development resources to the improvement, expansion and automation of our in-house seed kit manufacturing capabilities.

Liquidity and Capital Resources

Prior to March 2006, we had been funded primarily the proceeds of private placement offerings of both debt and equity securities inclusive of:

•	$2,591,554 from our debt offering of convertible notes and redeemable 2005 warrants in June, July, August and September 2005,
•	$962,500 from the exercise of outstanding $2.50 and $5.00 warrants for 395,000 shares of common stock during December 2005; and
•	$8,964,952 in net proceeds from the sale of common stock and warrants in our private placement offering, consummated February 24, 2006 and March 1, 2006.

We have used the funds raised to date to:

•	complete the research and development of our kitchen garden systems,
•	commence manufacturing of one model of our kitchen garden and ten varieties of seed kits,
•	commence development of our direct response marketing advertisements including one 30-minute infomercial and 60-second television commercials, and
•	our public relations launch during the period from January 2006 through June 2006.

As of June 30, 2006, we had a cash balance of $6,028,399, a decrease of $2,824,149 from the cash balance at March 31, 2006. Net cash used in operations totaled $2,747,128 consisting primarily of our loss from operations for the three months ended June 30, 2006 of $2,122,889, increases in accounts receivable and inventory totaling $939,513 related to the commencement of sales of our products and reductions in our outstanding accounts payable balances of $56,142 which were offset in part by $208,446 of non cash expenses recorded as a result of our issuances of common stock and options to purchase our common stock in lieu of cash payments for such expenses.

Net cash used in investing activities totaled $72,021 included equipment purchases of $65,066 primarily related to our increase in staff and updating of office furniture and equipment of $41,064, manufacturing equipment related to our seed kit manufacturing operations of $17,534 and tooling costs of $6,468.

Net cash used in investing activities totaled $5,000 resulting from repayment of $30,000 in convertible debt which did not elect the modification options we offered in January 2006 offset by an exercise by a warrant holder of 10,000 warrants at an exercise price of $2.50 per share, for a total of $25,000

We anticipate that existing cash resources will be sufficient for at least the next twelve months. We anticipate our principal sources of liquidity during the fiscal year ended March 31, 2007 will be proceeds from initial sales of our products. To date we have shipped products to Sur La Table, a retailer, Frontgate, a nationally recognized catalogue, QVC, the world’s leading television retailer and other retailer customers as well as generating sales from our own web site. We intend to use our working capital principally to purchase inventory, fund our initial media advertising, continuing to fund our public relations campaign and trade show costs as well as our ongoing overheads and operations costs.

Principal Commitments

On July 27, 2006, we entered into a lease with Pawnee Properties, LLC. an unrelated company, to consolidate our operations, other than our seed kit manufacturing operations, into a 21,012 square foot office space at 6075 Longbow Drive, Boulder, Colorado 80301, commencing no later than December 1, 2006. The initial rent is $15,759 per month, plus our proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. It contains other standard office lease provisions.

Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there may be material weaknesses in our internal controls over financial reporting and that such internal controls may not be effective as of the end of the period covered by this report related to the Company’s accounting for derivative debt and equity instruments. We have addressed these issues by retaining a consultant knowledgeable in this area of accounting and are currently in discussion with the SEC to resolve these accounting issues. The foregoing accounting issues may have a material effect on the financial statements for the periods presented in this annual reports.

(b)    Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sale of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission Of Matters To a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

None

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AeroGrow International Inc.

Date: August 21, 2006	/s/Michael Bissonnette
By: Michael Bissonnette
Its: Chief Executive Officer (Principal Executive Officer) and Director

Date: August 21, 2006	/s/Mitchell B. Rubin
By: Mitchell B. Rubin
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)