Form 10QSB
period 2006-09-30
AeroGrow International, Inc.
filed 2006-11-20
CIK 1316644

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission File Number 000-50888

AEROGROW INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	46-0510685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6075 Longbow Drive, Suite 200 - Boulder, Colorado	80301
(Address of principal executive offices)	(Zip code)

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
Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of November 20, 2006: 942,143

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Documents incorporated by reference: None.

AeroGrow International, Inc.
TABLE OF CONTENTS
FORM 10-QSB REPORT
September 30, 2006

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements (Unaudited)
AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS
	September 30,	March 31,
	2006	2006
ASSETS	(Unaudited)
Current assets
Cash	$3,374,710	$8,852,548
Restricted cash	18,389	-
Accounts receivable, net of allowance for doubtful accounts
of $6,684 and $0 at September 30, 2006 and March 31, 2006, respectively	445,713	43,156
Inventory	1,392,717	192,946
Prepaid expenses and other	243,605	199,590
Total current assets	5,475,134	9,288,240
Property and equipment, net of accumulated depreciation of
of $186,185 and $102,043 at September 30, 2006 and
March 31, 2006, respectively	479,534	480,771
Other assets
Debt issuance costs, net of $404,265 and $373,853 accumulated
amortization at September 30, 2006 and March 31, 2006, respectively	15,206	45,618
Intangible assets, net of $3,546 and $1,071 of accumulated
amortization at September 30, 2006 and March 31, 2006, respectively	23,546	21,696
Deposits	36,853	4,684
	75,605	71,998
Total Assets	$6,030,273	$9,841,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$733,591	$487,474
Accrued expenses	261,216	334,524
Convertible debentures, net of discounts of
$87,594 and $196,781 at September 30, 2006 and
March 31, 2006, respectively	814,179	792,539
Mandatorily redeemable common stock	310,000	310,000
Total current liabilities	2,118,986	1,924,537
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
9,359,343 and 9,102,622 shares issued and outstanding
at September 30, 2006 and March 31, 2006, respectively	9,359	9,103
Additional paid-in capital	28,839,295	27,313,081
Accumulated (deficit)	(24,937,367)	(19,405,712)
Total Stockholders' Equity	3,911,287	7,916,472
Total Liabilities and Stockholders' Equity	$6,030,273	$9,841,009

See accompanying notes to the condensed financial statements

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenue
Product sales	$1,030,316	$-	$1,852,254	$-

Operating expenses
Cost of revenue	827,165	-	1,502,860	-
Research and development	409,453	380,352	844,384	688,565
Sales and marketing	1,359,797	257,307	2,320,271	351,800
General and administrative	773,362	774,631	1,629,402	1,432,585
Total operating expenses	3,369,777	1,412,290	6,296,917	2,472,950
Loss from operations	(2,339,461)	(1,412,290)	(4,444,663)	(2,472,950)

Other (income) expense, net
Interest (income)	(60,749)	(13,191)	(144,862)	(19,629)
Interest expense	101,804	1,698,000	203,604	1,698,000
Loss on modification of debt	-	187,500	-	187,500
Registration rights penalty	1,028,250	-	1,028,250	-
Total other (income) expense, net	1,069,305	1,872,309	1,086,992	1,865,871

Net loss	$(3,408,766)	$(3,284,599)	$(5,531,655)	$(4,338,821)

Net loss per share, basic and diluted	$(0.37)	$(0.67)	$(0.60)	$(0.88)

Weighted average number of common shares outstanding, basic and diluted	9,286,678	4,933,343	9,202,219	4,945,826

See accompanying notes to the condensed financial statements

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, April 1, 2006	9,102,622	$9,103	$27,313,081	$(19,405,712)	$7,916,472
Exercise of common stock warrants at $2.50	10,000	10	24,990	-	25,000
Exercise of common stock warrants at $6.25	5,000	5	31,245	-	31,250
Common stock issued under equity compensation plans to employees	6,000	6	29,994	-	30,000
Common stock issued under equity compensation plans to consultants	19,400	19	96,981	-	97,000
Common stock issued under equity compensation plans to directors	6,000	6	29,994	-	30,000
Common stock issued to landlord as rent	7,604	8	38,012	-	38,020
Repurchase of common stock	(3,000)	(3)	(14,997)		(15,000)
Stock options issued under equity compensation plans	-	-	182,404	-	182,404
Accretion of loss on modification of debt	-	-	79,546	-	79,546
Common stock to be issued for registration rights penalty	205,650	205	1,028,045	-	1,028,250
Adjustment for error in prior period warrant exercise	67	-	-	-	-
Net loss	-	-	-	(5,531,655)	(5,531,655)
Balances, September 30, 2006	9,359,343	9,359	$28,839,295	$(24,937,367)	$3,911,287

See accompanying notes to the condensed financial statements

AEROGROW INTERNATIONAL INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(5,531,655)	$(4,338,821)
Adjustments to reconcile net (loss) to cash provided
(used) by operations:
Registration rights penalty	1,028,250	-
Issuance of common stock and options under
equity compensation plans	339,404	234,282
Issuance of common stock to landlord for rent	38,020	-
Depreciation and amortization expense	86,617	14,937
Allowance for bad debt	6,684	-
Amortization of debt issuance costs	30,412	-
Accretion of convertible debentures	54,375	187,500
Interest expense associated with warrants issued with convertible debentures	76,812	221,250
Effects of variable accounting for modification of warrant terms	-	1,335,431
Change in assets and liabilities:
(Increase) in accounts receivable	(409,241)	-
(Increase) in inventory	(1,199,771)	(36,624)
(Increase) decrease in other current assets	(44,015)	2,750
(Increase) decrease in deposits	(32,169)	600
Increase in accounts payable	246,116	33,815
(Decrease) increase in accrued expenses	(73,308)	604,115
Net cash used by operating activities	(5,383,469)	(1,740,765)
Cash flows from investing activities:
Decrease (increase) in restricted cash	(18,389)	-
Purchases of equipment	(82,905)	(101,388)
Patent expenses	(4,325)	-
Net cash used by investing activities	(105,619)	(101,388)

Cash flows from financing activities:
Stock repurchase	(15,000)	-
Increase in due to parent company	-	28,500
Proceeds from issuance of common stock, net	-	93,000
Proceeds from exercise of warrants	56,250	-
Repayments of convertible debentures	(30,000)	-
Proceeds from issuance of convertible debentures	-	3,000,000
Issuance costs associated with convertible debentures	-	(314,604)
Net cash provided by financing activities	11,250	2,806,896

Net increase (decrease) in cash	(5,477,838)	964,743
Cash, beginning of period	8,852,548	1,265,811
Cash, end of period	$3,374,710	$2,230,554
Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$42,005	$-
Income taxes paid	$-	$-
Accretion of debt modification	$76,812	$-

See accompanying notes to the condensed financial statements

. AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

AeroGrow International, Inc. ("the Company") was incorporated in the State of Nevada on March 25, 2002. The Company’s principal business is developing and marketing advanced indoor aeroponic garden systems designed and priced to appeal to the gardening, cooking and small kitchen appliance markets worldwide. The Company’s principal activities since its formation through March 2006 have consisted of the development of the Company’s products, business planning and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden™ system and, in March 2006, began shipping these systems to retail and catalogue customers. Prior to March 2006 when the Company commenced sales of its aeroponic garden systems, the Company was considered a Development Stage Enterprise in accordance FAS No. 7, Accounting and Reporting by Development Stage Enterprises. Effective March 2006, the Company ceased being considered a development stage enterprise.

On January 12, 2006, the Company and Wentworth I, Inc., a Delaware corporation (“Wentworth”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) which was consummated on February 24, 2006. Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (“Merger”). The Merger, for accounting and financial reporting purposes, has been accounted as an acquisition of Wentworth by the Company. As such, the Company is the accounting acquirer in the Merger, and the historical financial statements of the Company before the merger will continue to be the financial statements for the Company following the Merger.

In two closings, held on February 24, 2006 and March 1, 2006, the Company completed the sale of shares of its common stock and common stock purchase warrants in a private placement (the “2006 Offering”). The Company sold 2,148,000 shares of its common stock and warrants to purchase 2,148,000 shares of its common stock. Each unit in the offering consisted of one share of common stock and a warrant to purchase one share of common stock expiring February 2011 at an exercise price of $6.25 per share. The price per unit was $5.00. The Company received net proceeds of $8,964,952 from the 2006 Offering after the commission and offering expenses.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2006, the results of operations for the three and six months ended September 30, 2006 and 2005, and the cash flows for the six months ended September 30, 2006 and 2005. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2006 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on transitional Form 10-KSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission (“SEC”).

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with SFAS No. 128, “Earnings per Share,” (“EPS”) and Securities and Exchange Commission SEC Staff Accounting Bulletin (“SAB”) No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Reclassifications
Certain prior period amounts have been reclassified to conform to current period’s presentation.

Concentration of Credit Risk
Financial instruments consist of cash and cash equivalents, subscriptions receivable and accounts payable. The carrying values of all financial instruments approximate their fair value. The carrying value of the convertible debentures approximate their fair value based on the current interest rate of 5%.

The Company has a concentration of credit risk at September 30, 2006, with respect to trade account receivable for a single customer who accounted for 19% of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Restricted Cash
In conjunction with the Company’s processing of credit card transactions and for its direct to consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed over the previous six months of activity. As of September 30, 2006, the balance in this reserve account was $18,389.

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

The Company will determine inventory obsolescence reserve based on management’s historical experience and will establish reserves against inventory according to the age of the product. As of September 30, 2006 and March 31, 2006, the Company had determined that no inventory obsolescence reserve was necessary.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Sales to retailer’s vary by customer, however, generally are on net 30 days terms. Accounts receivable are reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on a review of the current status of trade accounts receivable. There was no allowance recorded at March 31, 2006. As of September 30, 2006, the Company had recorded an allowance for bad debts of $6,684.

Advertising and Production Costs
The Company expenses the costs of all production costs related to advertising as incurred. The Company expenses all costs related to actual advertising such as print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.

Research and Development
Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, “Accounting for Research and Development Costs”. Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the SEC provided for a phase-in implementation process for SFAS No. 123(R), which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123(R) requires accounting for stock options using a fair-value-based method as described in such statement and recognition of the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally results in no employee stock option expense. The Company adopted SFAS No. 123(R) on January 1, 2006 and does not plan to restate financial statements for prior periods. The Company plans to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123(R).

Income Taxes
The Company accounts for deferred income taxes in accordance with the liability method as required by SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. For the six months ended September 30, 2006 and September 30, 2005 the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

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

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At September 30, 2006 and March 31, 2006, the Company had accrued $70,276 and $0, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. Based upon the foregoing, the Company has recorded as of September 30, 2006 a provision for potential future warranty costs of $2,050

The Company reserves for potential returns from customers and associated refunds or credits related to such returns based upon historical experience. As of September 30, 2006, the Company has recorded a reserve for customer returns of $13,129.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in product sales.

Registration Rights Penalties
The holders of securities issued in the Company’s February 2006 private placement offering and the convertible debt offering in 2005 (see Note 3) have registration rights for the common stock and for the common stock underlying the convertible debt and the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock are payable in common stock of the Company under certain circumstances and are limited to 1% of the amount of the outstanding convertible debt up to a maximum of 24% and 1% of the amount of the investment in the 2006 Offering up to a maximum of 18%. In each case, the amount is payable in shares of the Company’s common stock valued at a rate of $2.00 per share. Until such time as there has been a consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock’ ”, the Company has elected to recognize the impact of such registration rights penalties as incurred, which commenced after July 22, 2006 (see Note 3 and Note 6).

New Accounting Pronouncements
In February 2006, theFASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any derivative instruments or participate in any hedging activities, and therefore the adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”. This Statement requires recognition of servicing a financial asset by entering into a servicing contract in certain situations. This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any servicing asset or liability, and therefore the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

3.	Convertible Debentures

On May 27, 2005, the Company entered into an exclusive Placement Agreement with Keating Securities, LLC to raise up to $3,000,000, through a private placement offering consisting of up to 300 units at an offering price of $10,000 per unit (the “2005 Offering”). Each unit is comprised of a convertible debenture evidenced by a 10% unsecured convertible promissory note in the principal amount of $10,000 (a total of $3,000,000), and 2,000 five-year warrants (a total of 600,000 warrants), each warrant providing for the purchase of one share of the Company's common stock at the exercise price of $5.01 per share. The Unsecured Convertible Promissory Notes bear interest at the rate of 10% annually which is payable quarterly beginning September 30, 2005. The principal was originally due on September 30, 2006. During the fifteen days following the completion of an additional financing, each note holder has the opportunity to request full payment of the principal amount of the notes and interest instead of converting their convertible notes into shares of common stock and convertible warrants. The Company received proceeds of $3,000,000 from this private placement less $419,471 in directly incurred debt issuance costs. In addition to the foregoing, for each share of common stock issuable upon conversion, each note holder shall receive an additional five year warrant to purchase one share of the common stock at an exercise price of $6.00 per share. The Company had agreed to registration rights related to both the shares underlying the convertible debt and the related warrants associated with this 2005 Offering. In the event the Company fails to fulfill in registration obligations the Company agreed to pay liquidated damages under the following circumstances: (a) if the registration statement is not filed by the Company on or prior to 60 days after the final closing of the 2005 Offering (such an event, a “Filing Default”); (b) if the registration statement is not declared effective by the SEC on or prior to 150 days after the final Closing of the offering (such an event, an “Effectiveness Default”); or (c) if the Company does not file its required periodic reports under the Exchange Act when due (such an event, a “Reporting Default” and together with a Filing Default and an Effectiveness Default, a “SEC Default”). In the event of an SEC Default, the Company shall as liquidated damages pay, for each 30-day period of an SEC Default, an amount equal to 1% of the principal amount of the notes up to a maximum aggregate of 24 months of SEC Defaults. The Company shall pay the Liquidated Damages in shares of common stock, priced at $2.00 per share as follows: (i) in connection with a Filing Default, on the 61st day after the initial closing, and each 30th day thereafter until the registration statement is filed with the SEC; (ii) in connection with an Effectiveness Default, on the 151st day after the initial closing, and each 30th day thereafter until the Registration Statement is declared effective by the SEC; or (iii) in connection with a Reporting Default, on the 31st consecutive day of after a Reporting Default has occurred, provided that if the Reporting Default has been cured, then such days during which a Reporting Default were accruing will be added to any future Reporting Default period for the purposes of calculating the payment of the liquidated damages provided for in this provision. The Company has recorded penalties for an Effectiveness Default with regard to the 2005 Offering through September 30, 2006 of 44,550 shares of common stock valued at $222,750.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In conjunction with this $3,000,000 private placement, the Company recognized at the time of issuance $750,000 of beneficial conversion costs, representing the value of the beneficial conversion rights of the convertible debentures, determined by calculating the difference of the fair market value of the stock at the commitment date, or $5.00 per share, less the conversion exercise price of $4.00 times the number of shares to be issued upon conversion or 750,000 shares. This value is recorded as a discount to the convertible debentures and an addition to additional paid in capital. This discount is being amortized as interest expense over the term of the convertible debentures which were originally due, if not converted, by September 30, 2006.

Also in conjunction with this $3,000,000 private placement, the Company recognized at the time of issuance $1,059,480 representing the fair value of the five year warrants issued with the convertible debentures. The value of these warrants was determined in accordance with the Black-Scholes pricing model utilizing a historic volatility factor of 129.67%, a risk free interest rate of 5.0% and an expected life for the warrants of five years, resulting in a value of $2.73 per warrant. This value was recorded as an additional discount to the convertible debentures and an addition to additional paid in capital. This discount was to be amortized to interest expense over the term of the convertible debentures which were originally due if not converted by September 30, 2006.

Prior to the closings of the Merger and the 2006 Offering but contingent upon their successful completion, in February 2006, the Company entered into agreements with the convertible debt holders of the 2005 Offering whereby certain debt holders converted $2,130,000 of their outstanding debt obligations into common stock of the Company at a conversion price of $3.00 per share and certain other debt holders agreed to extend the maturity dates of $840,000 of debt obligations from September 30, 2006 to December 31, 2006. The $2,130,000 of debt that converted immediately resulted in additional beneficial conversion expense of $887,500 to account for the additional fair value attributed to the additional shares of common stock which were issued as a result of the change in the conversion price change to $3 per share from the originally issued $4 per share. The fair value of the foregoing additional shares was based upon a price of $5.00 per share. The converting note holders also were issued, pursuant to the terms of the original note offering, five-year warrants to purchase 426,000 shares of the Company’s common stock at an exercise price of $6.00 per share.

With respect to the $840,000 of convertible debentures that were modified by extension of the due date from September 30, 2006 to December 31, 2006 and modification of the embedded conversion feature from a conversion price of $4.00 per share to a conversion price of $3.50 per share, based on the significant change in the terms of these $840,000 in debentures, the original debt is deemed extinguished and a debt extinguishment loss was recognized. This loss is based on the fair value of the new debt instrument in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments and EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”. The Company recognized a loss on extinguishment of debt of $132,578. This loss was determined by calculating the change in net present value of the cash flows from the convertible debt, inclusive of the change in the embedded conversion feature determined by comparing the fair value of the conversion option immediately following such modification with its fair value immediately prior to the modification. This loss was recorded as of February 2006 with a corresponding increase in fair value of the modified convertible debenture balance and is being amortized over the remaining term of these debentures to additional paid in capital. As of September 30, 2006, the Company has accreted $92,805 of the recognized loss on extinguishment of debt to additional paid in capital.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Of the original amount of $3,000,000 in convertible debentures disclosed as outstanding as of December 31, 2005, $2,130,000 converted to common stock, $30,000 was due on September 30, 2006 and was repaid on that date and $840,000 is due December 31, 2006.

The balance presented for the convertible debentures, net of discounts, as of September 30, 2006 and March 31, 2006 is as follows:

	September 30,	March 31,
	2006	2006
Convertible debentures outstanding	$840,000	$870,000
Loss on modification of debt, net of $92,805 and $13,258 accretion to additional paid in capital as of September 30, 2006 and March 31, 2006, respectively	39,773	119,320
Discount as a result of beneficial conversion feature, net of amortization of $722,812 and $668,437 as of September 30, 2006 and March 31, 2006, respectively	(27,188)	(81,563)
Discount as a result of fair value of warrants issued, net of amortization of $1,021,074 and $944,262 as of September 30, 2006 and March 31, 2006, respectively	(38,406)	(115,218)
Net balance	$814,179	$792,539

4.	Equity Compensation Plans

In 2003, the Company's Board of Directors approved a Stock Option Plan (the "Plan") pursuant to which nonqualified stock options are reserved for issuance to eligible employees, consultants and directors of the Company. The Plan is administered by the Board of Directors, which has the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award. The Company has granted nonqualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $0.05 to $5.00 per share. In August 2005, the Plan was merged into the 2005 Equity Compensation Plan (the “2005 Plan”) and it no longer separately exists. However, options issued and outstanding under the Plan continue to be governed by their grant agreements but are administered under the 2005 Plan.

In August 2005, the Company’s Board of Directors approved the 2005 Plan pursuant to which both qualified and nonqualified stock options as well as restricted shares of common stock are reserved for issuance to eligible employees, consultants and directors of the Company. A total of 1,505,000 shares of our common stock may be granted under the 2005 Plan.

The 2005 Plan is administered by the Company’s compensation committee which has the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award. The Company has granted qualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $2.50 to $5.00 per share.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Prior to January 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was recognized in the financial statements. However, APB No. 25 generally did not require the recognition of compensation expense for stock options because the exercise price of these instruments was generally equal to the fair value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.

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

On June 28, 2006, the Company granted to one employee options to purchase 125,000 shares of the Company’s common stock at an exercise price of $5.00 per share under the 2005 Plan which will vest 50% on the 12 month anniversary of the grant and 12.5% for each of the next four three-month periods. On September 25, 2006, the Company granted to one employee options to purchase 10,000 shares of the Company’s common stock at an exercise price of $5.00 per share under the 2005 Plan which will vest pro rata over a two year period. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 129.67%; risk free interest rate of 5% and an average life of 4 years resulting in a value of $4.12 per option granted.

As a result of recognizing compensation expense for stock options previously granted pursuant to the provisions of SFAS No. 123(R), the net loss for the six months ended September 30, 2006, was $182,404 greater, than if the Company had continued to account for stock options under APB No. 25.

Information regarding employee stock options outstanding as of September 30, 2006 is as follows:

Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	average
		average	Remaining
Exercise		Exercise	Contractual
price range	Options	Price	Life (years)	Options
Over $0.00 to $0.50	30,618	$0.08	2.42	30,618
Over $0.50 to $2.50	137,259	$1.57	2.22	137,259
$5.00	1,083,614	$5.00	4.47	953,818
	1,251,491	$4.50	3.99	1,121,695

In addition to option grants, during the six months ended September 30, 2006 the Company granted under the 2005 Plan a total of 31,400 shares of common stock at a fair value of $5.00 per share, consisting of 6,000 shares granted and issued to employees, 19,400 shares granted to consultants for services, 1,250 shares granted to each of three directors for service on the Audit Committee and 750 shares granted to each of three directors for service on the Governance Committee. All of the foregoing were charged to operating expenses for the six months ended September 30, 2006 resulting in a total charge of $157,000.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Information regarding the Company’s equity compensation plans at September 30, 2006 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,251,491	$ 4.50	208,171
Equity compensation plans not approved by security holders	-	$ -	-
Total	1,251,491	$ 4.50	208,171

At September 30, 2006, the Company has granted options for 129,796 of the Company’s common stock that are unvested that will result in $534,760 of compensation expense in future periods if fully vested.

The following table illustrates the effect on net income and EPS for the six months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123(R):

Six months ended
September 30, 2005,
(Unaudited)
Net loss, as reported	$(4,338,821)
Net income (loss) per share, basic and diluted, as reported	$(0.88)
Deduct: Stock-based compensation expense, as determined under fair-value based method for all employee awards	$(56,461)
Pro forma net loss	$(4,395,282)
Pro forma net income (loss) per share, basic and diluted	$(0.89)

5.	Related Party Transactions

During the six months ended September 30, 2006, the Company paid consulting fees totaling $42,574 to one director for services related to the development of an international channel of distribution for the Company’s products and other consulting services.

Also during the six months ended September 30, 2006, the Company incurred fees totaling $584,903 for various video and web projects, including production of the Company’s infomercial to promote its products, to MedEd Architects LLC a video production company owned 33% by Randy Seffren, the Company’s Chief Marketing Officer. The Company may incur additional costs in subsequent calendar quarters to MedEd Architects LLC, for editing and production of additional infomercials featuring the Company’s products and related video-based products.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended September 30, 2006 and September 30, 2005, a director of the Company, who is a partner in the law firm of Kranitz and Philipp, was paid legal fees of $12,000 for each period.

During the six month period ended September 30, 2005, the Company retained one member of their board as a consultant who was granted stock options, common stock and fees for financial services provided totaling $115,039.

The Company rented office furniture, office equipment and computers from its former parent company, Mentor Capital Consultants, Inc., for the first two months of the six months ended September 30, 2005 at $2,500 per month. On May 31, 2005, the Company acquired these fixed assets for their net book value of $33,901.

In August 2006, each of the Company’s five directors received $1,000 representing compensation for attendance at two Board of Director meetings at the rate of $500 each meeting.

6.	Stockholders’ Equity

In June 2006, a warrant holder with warrants expiring June 30, 2006 exercised warrants to purchase 10,000 shares of the company’s common stock at $2.50 per share.

In July 2006, a warrant holder with warrants from the Company’s 2006 Offering expiring February 2011 exercised warrants to purchase 5,000 shares of the Company’s common stock at $6.25 per share.

The Company purchased 3,000 shares of its own common stock at a price of $5.00 per share in July 2006 that had been previously issued as compensation to a consultant based upon an agreement to allow such consultant to convert such stock to cash if so elected prior to June 30, 2006.

During the six months ended September 30, 2006, the Company issued 31,400 shares of common stock under its 2005 Plan.

During the six months ended September 30, 2006, the Company issued 7,604 shares of stock to a landlord and recorded $38,020 as additional rent expense. During the six months ended September 30, 2005, the Company issued 7,602 shares of stock to a landlord and recorded $38,012 as additional rent expense.

During the six months ended September 30, 2005, the Company realized $93,000 in proceeds from 1,600 shares of common stock that were sold at $5.00 per share to an employee per an employment agreement, 8,000 warrants that were exercised at $1.25 per share and 30,000 warrants that were exercised at $2.50 per share.

The holders of securities issued in the private placement offering, as well the convertible debt offering as described in Note 3, have registration rights under the common stock and for the common stock underlying the warrants held by them. Liquidated damages for failure to register and maintain registration for the common stock and for the common stock underlying the warrants held by investors are limited and payable under the following circumstances: (a) if a registration statement is not filed by the Company on or prior to 45 days after the closing date (such an event, a “Filing Default”); (b) if the registration statement is not declared effective by the SEC on or prior to the 150th day after the closing of the 2006 Offering (such an event, an “Effectiveness Default”); and/or (c) if the registration statement (after its effectiveness date) ceases to be effective and available to investors for any continuous period that exceeds 30 days or for one or more period that exceeds in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with a Filing Default and an Effectiveness Default, a “Registration Default”). In the event of a Registration Default, the AeroGrow shall pay to the investor as liquidated damages, for each 30-day period of a Registration Default, an amount equal to 1% of the aggregate purchase price paid by such holder pursuant to this Agreement up to a maximum of 18% of the aggregate purchase price paid by such holder, provided that liquidation damages in respect of a Suspension Default shall not be payable in relation to any securities not owned by such holder at the time of the Suspension Default and, provided further, that no liquidated damages are due in respect of the warrants. In the event of a Filing Default or an Effectiveness Default, the Liquidated Damages shall be paid by the issuance of additional Common Stock at the rate of the amount of the liquidated damages due divided by $2.00. In the event of a Suspension Default, the liquidated damages shall be paid in cash. In summary, the liquidated damages are either settled with common stock in the case of a delay in filing having declared effective a registration statement, or in cash but only related to actual stock issued (excluding common stock underlying warrants) for failure to maintain effectiveness of a registration. The Company filed the required Registration Statement within the 45 days pursuant to (a) above and the effectiveness of such registration is pending. The Company has recorded penalties for (b) above with regard to the 2006 Offering through September 30, 2006 of 161,100 shares of common stock valued at $805,500.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7.	Commitments and Contingencies

On July 27, 2006 the Company entered into a lease with Pawnee Properties, LLC to consolidate its operations, other than its seed kit manufacturing operations, into a 21,012 square foot office space at 6075 Longbow Drive, Boulder, Colorado 80301, commencing no later than December 1, 2006. Pawnee Properties, LLC, and its controlling persons, are not affiliates of the Company. The initial rent is $15,759 per month, plus the Company’s proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

Future cash payments under such operating lease for the upcoming five years are as follows:

Year Ended	Rent
March 31, 2007	$ 48,877
March 31, 2008	$296,848
March 31, 2009	$316,253
March 31, 2010	$325,152
March 31, 2011	$327,047

On July 24, 2006, the Company entered into an employment agreement with Randal Lee Seffren, its Chief Marketing Officer. The employment agreement of Mr. Seffren provides that he will be employed as Chief Marketing Officer of the Company. He will devote all of his business time to the affairs of the Company working half time from an office in Chicago, Illinois and the balance of his time traveling on Company business. The initial term is two years ending July 31, 2008 and renewable for successive one year terms. Mr. Seffren shall receive base compensation of $200,000 per year and a bonus per fiscal year in an amount not less than 1.5% of the EBITDA of the Company as determined by the Company’s annual financial statements and pro rated for any portion of such annual period covered under this Agreement; but subject to adjustment so that it is no less favorable than granted to other senior executives. The agreement also provides for medical, vacation and other benefits commensurate with the policies and programs as adopted by the Company for its senior executives. Further, the agreement confirms the option grant awarded to Mr. Seffren as of March 28, 2006, consisting of options to purchase 125,000 options to purchase shares of the Company’s common stock under the Company’s 2005 Equity Compensation Plan at an exercise price of $5.00 per share; and stipulates that the options were fully vested as of that grant date; and (iii) are subject to other standard terms and conditions under the 2005 Equity Compensation Plan. Mr. Seffren has agreed to regular standard confidentiality and inventions assignment provisions and agreed not to compete with the Company during employment and for twenty-four 24 months thereafter. If his employment is terminated, he will be entitled to receive (i) severance pay equal to six months of his base salary as in effect immediately before his termination; (ii) and the payment by the Company of medical benefits until the twelfth month following termination; and (iii) the pro rata portion of his bonus as of the nearest quarter end financial statements of the Company.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.	Segment Information and Concentrations

The Company’s only operating segment consists of sales of its aeroponic garden systems and peripheral products.

During the six months ended September 30, 2006, the Company utilized one manufacturer for 100% of its manufacturing of its aeroponic garden systems which accounted for $784,040, or 52%, of cost of sales. Goods produced by this manufacturer in inventory at September 30, 2006 totaled $776,017 or 56% of inventory. As of September 30, 2006, the Company had paid cash deposits to this manufacturer for goods not yet shipped totaling $157,417 which are included in prepaid expenses, and had outstanding accounts payable to this manufacturer as of September 30, 2006 of $139,896 or 19% of the accounts payable balance.

During the six months ended September 30, 2006, the Company had one customer which accounted for 24% ($449,400) of its net sales. A different customer accounted for 28% ($127,977) of the Company’s outstanding accounts receivable at September 30, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

The discussion contained herein is for the three and six months ended September 30, 2006 and 2005. The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s transitional annual report on Form 10-KSB filed on July 6, 2006 with the Securities and Exchange Commission (the “SEC”). Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 and in the Company’s other filings with the SEC .

Background and Corporate History

We were incorporated in the State of Nevada on March 25, 2002. We are in the business of developing, marketing and distributing advanced indoor aeroponic garden systems including plants and accessories for use with such systems. Since formation and through our development stage which ended in February 2006, our principal activities had consisted of product research and development, market research, business planning and raising the capital necessary to fund these activities. We have completed development of our initial kitchen garden systems and related “bio-grow” seed pods, have contracted with a third-party manufacturer who has commenced production activities and a second manufacturer who will commence production in the first quarter of calendar 2007 and we have actively began sales activities as of March 2006. To date, we have manufactured and taken delivery of over 45,000 units. We commenced our initial marketing and distribution of our products during March 2006 and have expanded these marketing efforts to encompass retail, home shopping, catalogue, international and direct to consumer sales channels. Prior to March 2006 when we commenced sales of our aeroponic garden systems, we were considered a Development Stage Enterprise in Statement of Financial Accounting Standards (“SFAS”) SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

On January 12, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wentworth I, Inc., a Delaware corporation (“Wentworth”) and this merger was consummated on February 24, 2006. Under the Merger Agreement, Wentworth merged with and into us, and we were the surviving corporation (“Merger”). The Merger, for accounting and financial reporting purposes, has been accounted as an acquisition of Wentworth by us. As such, we are the accounting acquirer in the Merger, and our historical financial statements will be the financial statements utilized following the Merger.

In two closings, held on February 24, 2006 and March 1, 2006, we completed the sale of shares of our common stock and common stock purchase warrants in a private placement (the “2006 Offering”). We sold 2,148,000 shares of our common stock and warrants to purchase 2,148,000 shares of its common stock. Each unit in the offering consisted of one share of common stock and a warrant to purchase one share of common stock expiring February 2011 at an exercise price of $6.25 per share. The price per unit was $5.00. We received net proceeds of $8,964,952 from the 2006 Offering after the commission and offering expenses.

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

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” Subsequently, the SEC provided for a phase-in implementation process for SFAS No. 123(R), which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123(R) requires accounting for stock options using a fair-value-based method as described in such statement and recognition of the resulting compensation expense in our financial statements. Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method under Accounting Principles Board (“APB”) APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123(R) on January 1, 2006 and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123(R). The adoption of SFAS No. 123(R) will have a material impact on our results of operations.

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

We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate based on industry experience the number of customers who will actually redeem the incentive At September 30, 2006, and at March 31, 2006, we had accrued $70,276 and $0, respectively.

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

Plan of Operation

Having commenced the launch of products through multiple channels including retail, home shopping, catalogue, international and direct to consumer sales, our objective over the next twelve months will be to expand our marketing efforts in each of these channels for our kitchen garden systems and peripheral products including 9 seed varieties. Our infomercial, a thirty minute video presentation of the product, has been completed and commenced test airings on national cable and local broadcast television stations in September 2006. We have completed initial test airings of the infomercial and we plan to increase the frequency of our infomercial airings through March 2007. It is our expectation that that the exposure for our products and services that will be generated through the infomercial and other direct response marketing advertising will broaden our brand and product recognition in our other channels of distribution. In July, we were featured on a successful airing on QVC, the world’s largest television retailer and have had three additional airings since that time with further times scheduled for the remainder of calendar year 2006. We have expanded our presence in catalogues from our catalogue launch partner, Frontgate, to multiple catalogues including Brookstone, Plow and Hearth, Improvements and others, all of which we believe add to the growing consumer recognition of our products. We also to continue to expand our retail distribution with over 450 retail stores to date carrying our products nationwide in multiple channels including housewares, culinary, lawn and garden and department stores. Included in the foregoing is an initiative launched in September 2006 which focuses on generating a high level of awareness and product visibility in the New York metropolitan market. This initiative included securing high profile merchandising for our products from leading retailers in the New York area such as Macy’s, Bed, Bath and Beyond, Linens ‘n Things and others for the fourth quarter 2006 holiday season. This initiative will be promoted in New York using our infomercial and other television media to promote sales at the participating retail locations.

We have begun to build our international distributor network and have entered into agreements to date with distributors in Mexico and Canada. On September 1, 2006, we retained the services of a consultant in London to assist us in developing our international distributor network in Europe and Asia. We anticipate having models of our kitchen garden products compatible with European and Asian regulatory and electrical requirements completed available for distribution during the first calendar quarter of 2007.

In order to transition from the development stage to an operating company, we have strengthened our management team with the addition of a Vice President of Sales, a Vice President of Operations, a Vice President of Engineering and Manufacturing, a new Chief Financial Officer and other marketing, operations and administrative staff. We also are expanding our new product development activities to sustain operations beyond our initial product offerings.

In addition to expanding our sales and distribution, we are also expanding our manufacturing activities, which began in January 2006 for pilot production, both in terms of capacity at our current contract manufacturer as well as with additional contract manufacturers. We have completed tooling at our second contract manufacturer and intend to commence production at this facility beginning January 2007. In addition, we are increasing research and development and our production capacity for our seed kits for our kitchen garden systems at our facility in Longmont, Colorado. We expect to continue to dedicate financial and management resources to the improvement of operating efficiencies and production capacity at this facility.

We have completed development of many of our marketing materials, including our website, product brochures, retail packaging, point of purchase displays and other retail collateral materials and public relations kits. We continue to dedicate financial and management resources to the improvement of our marketing and sales materials and processes.

Our plan of operation for the balance of the fiscal years ended March 31, 2007 and 2008 will depend, in part, on the assumptions used to develop our business plan and whether they were inaccurate or need to be changed to respond to different assumptions or different business needs or objectives. Any changes could cause the working capital to be insufficient to fund our operations and we could be required to seek additional financing sooner than we currently anticipate.

Results of Operations

The six months ended September 30, 2006 has represented our first six months of revenues from operations. Initial shipments of our products began in March 2006. For the three and six months ended September 30, 2006, net sales totaled $1,030,316 and $1,852,254, respectively. For the six months ended September 30, 2006 one customer represented 24% of revenues. In accordance with our policy with regard to revenue recognition, we deferred recognition of $247,512 in sales to the following period for one customer, a television retailer, due to return rights granted this customer in the event our products did not meet sales expectations.

Cost of revenues for the three and six months ended September 30, 2006 totaled $827,165 and $1,502,860, representing 80% and 81% of revenues, respectively. Included in cost of revenues for the three moths ended September 30, 2006 is approximately $170,000 in airfreight costs for the initial shipments of our products at a cost of approximately of $140,000 over standard ocean freight costs. This shipping practice is not expected to be a recurring method of transportation for our products. We also experienced higher than anticipated costs in the startup of our seed kit manufacturing operations. As we begin to increase seed kit production volume, costs for seed kit production are anticipated to improve in future periods as economies of scale and manufacturing efficiencies are achieved.

During the three and six months ended September 30, 2006 we incurred $409,453 and $844,384 in research and development costs as compared to $380,352 and $688,565 for the three and six months ended September 30, 2005, an increase of $29,101 and $155,819, or 8% and 23%, respectively. We continue to allocate additional resources to the development, design and technology of various new prototype models as well as expansion of our greenhouse and laboratory to measure the success of various seeds, cuttings and nutrients under different conditions and testing new plant varieties for additional seed kits. A significant component of the increase for the six months ended September 30, 2006 over the six months ended September 30, 2005 is $121,562 in compensation expense recognized as a result of stock options granted during the period to personnel engaged in our research and development activities.

Sales and marketing costs for the three and six months ended September 30, 2006 totaled $1,359,797 and $2,320,271 as compared to $257,307 and $351,800 for the three and six months ended September 30, 2005, an increase of $1,102,490 and $1,968,471, or 429% and 560%, respectively. Sales and marketing costs include all costs associated with the marketing and distribution of our products and, for the six months ended September 30, 2006, include $642,000 in personnel costs, $590,000 in costs associated with the production of our infomercial, $124,000 in public relations costs and $160,000 in other advertising and promotional costs.

General and administrative costs for the three months ended September 30, 2006 totaled $773,362 as compared to $774,631 for the three months ended September 30, 2005, a decrease of $1,269. For the six months ended September 30, 2006, general and administrative costs totaled $1,629,402 as compared to $1,432,585 for the six months ended September 30, 2005, an increase of $196,817. The increases for the six months ended September 30, 2006 are due to salaries for additional administrative and finance personnel as well as increases in legal and audit fees.

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

Liquidity and Capital Resources

Prior to March 2006, we had been funded primarily from the proceeds of private placement offerings of both debt and equity securities inclusive of:

•   $2,591,554 from our debt offering of convertible notes and redeemable 2005 warrants in, July, August and September 2005,
•   $962,500 from the exercise of outstanding $2.50 and $5.00 warrants for 395,000 shares of common stock during December 2005; and
•   $8,964,952 in net proceeds from the sale of common stock and warrants in our private placement offering, consummated February 24, 2006 and March 1, 2006.

We have used the funds raised to date to:

•	complete the research and development of our kitchen garden systems,
•	commence manufacturing of one model of our kitchen garden and ten varieties of seed kits,
•	develop our direct response marketing advertisements including one 30-minute infomercial and 60-second television commercials, and
•	launch our public relations campaign during the period from January 2006 through September 2006.

As of September 30, 2006, we had a cash balance of $3,374,710, a decrease of $5,477,838 from the cash balance at March 31, 2006. Net cash used in operations totaled $5,383,469 consisting primarily of our loss from operations for the six months ended September 30, 2006 of $5,531,655 less non cash charges to net loss including registration rights penalties totaling $1,028,250 and non cash compensation in the form of common stock and stock options under our 2005 Equity Compensation Plan totaling $339,804, increases in accounts receivable of $409,241 and increases in inventory totaling $1,199,171.

Net cash used by investing activities of $105,619 included equipment purchases of $82,905 primarily related to our increase in staff and updating of computers, office furniture and equipment of $43,651, manufacturing equipment related to our seed kit manufacturing operations of $20,755 and tooling costs of $18,500. Restricted cash increased by $18,389 due to the Company’s increased credit sales related to its direct response activities .

Net cash provided by financing activities totaled $11,250 resulting from exercises by two warrant holders of 10,000 warrants at an exercise price of $2.50 per share, for a total of $25,000 and an exercise of 5,000 warrants at an exercise price of $6.25 per share, for a total of $31,250 offset by repayment of $30,000 in convertible debt which did not elect the modification options we offered in January 2006 and a repurchase of 3,000 shares of stock for $15,000 from an individual who had received such stock as compensation for a web address purchased by the Company.

We anticipate that existing cash resources will be sufficient for the next 12 months. However, we have $840,000 in convertible debentures that become due as of December 31, 2006. We do not know at this time whether the holders of these debentures intend to convert to common stock at a price of $3.50 per share or seek repayment of their debentures. To date, no notices of conversion have been received. In the event the majority of the holders of these debentures request repayment, we would need to seek additional debt or equity financing to fund our current business objectives. We believe we could obtain such financing if required.

We anticipate our principal sources of liquidity during the current fiscal year ended March 31, 2007 will be proceeds from sales of our products. We intend to use our working capital principally to purchase inventory, fund our media advertising, fund product promotion and trade show costs as well as support our ongoing product development, overheads and operational costs. In the event our retail and/or direct response sales accelerate more rapidly that currently anticipated, we would support this growth through additional asset-based financing or the raising of additional equity.

Principal Commitments

On July 27, 2006, we entered into a lease with Pawnee Properties, LLC, an unrelated company, to consolidate our operations, other than our seed kit manufacturing operations, into a 21,012 square foot office space at 6075 Longbow Drive, Boulder, Colorado 80301, commencing no later than December 1, 2006. The initial rent is $15,759 per month, plus our proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. It contains other standard office lease provisions.

Future cash payments under such operating lease for the upcoming five years are as follows:

Year Ended	Rent
March 31, 2007	$ 48,877
March 31, 2008	$296,848
March 31, 2009	$316,253
March 31, 2010	$325,152
March 31, 2011	$327,047

Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive officer and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sale of Equity Securities.

The Company purchased 3,000 shares of its own common stock at a price of $5.00 per share in July 2006 that had been previously issued as compensation to an individual who had received such stock as compensation for a web address purchased by the Company.

Period	(a) Total # of shares/units purchased	(b) Avg. price per share/unit	(c) Total # S/U purchased as part of publicly announced program or plan	(d) Max # S/U (or approx $ value) that may yet be purchased under the plan or program
July 2006	3,000	$5.00	-	-
August 2006	-	$-	-	-
September 2006	-	$-	-	-
Total	3,000	$5.00	-	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission Of Matters To a Vote of Security Holders.

None.

Item 5. Other Information.

None.
Item 6. Exhibits

Exhibit 3.1 Articles of Incorporation of the Registrant +
Exhibit 3.2 Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 +
Exhibit 3.3 Certificate of Amendment to Articles of Incorporation, dated November 3, 2003 +
Exhibit 3.4 Certificate of Amendment to Articles of Incorporation, dated January 31, 2005 +
Exhibit 3.5 Certificate of Change to Articles of Incorporation, dated July 27, 2005 +
Exhibit 3.6 Certificate of Amendment to Articles of Incorporation, dated February 24, 2006+
Exhibit 3.7 Amended Bylaws of the Registrant*
Exhibit 31.1 Certification of the Chief Executive Officer Under Section 302 of the Sarbanes Oxley Act**
Exhibit 31.2 Certification of the Chief Financial Officer Under Section 302 of the Sarbanes Oxley Act
Exhibit 32.1 Certification of the Chief Executive Officer Under Section 906 of the Sarbanes Oxley Act
Exhibit 32.2 Certification of the Chief Financial Officer Under Section 906 of the Sarbanes Oxley Act

+	Previously filed with Form 8-K/A filed November 16, 2006
*	Previously filed with Form 8-K filed March 2, 2006
**	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AeroGrow International Inc.

Date: November 20, 2006	/s/Michael Bissonnette
By: Michael Bissonnette
Its: Chief Executive Officer (Principal Executive Officer) and Director

Date: November 20, 2006	/s/Mitchell B. Rubin
By: Mitchell B. Rubin
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)