Form 10QSB
period 2006-12-31
AeroGrow International, Inc.
filed 2007-02-20
CIK 1316644

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
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
Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of January 31, 2007: 9,607,631

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Documents incorporated by reference: None.

AeroGrow International, Inc.
TABLE OF CONTENTS
FORM 10-QSB REPORT
December 31, 2006

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements (Unaudited)

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2006	2006
ASSETS	(Unaudited)
Current assets
Cash	$1,740,327	$8,852,548
Restricted cash	161,609	-
Accounts receivable, net of allowance for doubtful accounts
of $14,627 and $0 at December 31, 2006 and March 31, 2006, respectively	1,636,722	43,156
Inventory	1,334,126	192,946
Prepaid expenses and other	343,898	199,590
Total current assets	5,216,682	9,288,240
Property and equipment, net of accumulated depreciation of
of $235,197 and $102,043 at December 31, 2006 and March 31, 2006, respectively	873,344	480,771
Other assets
Debt issuance costs, net of $419,471 and $373,853 accumulated
amortization at December 31, 2006 and March 31, 2006, respectively	-	45,618
Intangible assets, net of $4,851 and $1,071 of accumulated
amortization at December 31, 2006 and March 31, 2006, respectively	22,565	21,696
Deposits	36,569	4,684
Total other assets, net	59,134	71,998
Total Assets	$6,149,160	$9,841,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,534,410	$487,474
Accrued expenses	1,255,888	334,524
Deferred rent	22,039	-
Convertible debentures, net of discounts of
$0 and $196,781 at December 31, 2006 and March 31, 2006, respectively	840,000	792,539
Mandatorily redeemable common stock	-	310,000
Total current liabilities	3,652,337	1,924,537

Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized,
9,607,631 and 9,102,622 shares issued and outstanding
at December 31, 2006 and March 31, 2006, respectively	9,607	9,103
Additional paid-in capital	30,282,821	27,313,081
Accumulated deficit	(27,795,605)	(19,405,712)
Total Stockholders' Equity	2,496,823	7,916,472
Total Liabilities and Stockholders' Equity	$6,149,160	$9,841,009

See accompanying notes to the condensed financial statements

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenue
Product sales, net	$4,857,604	$-	$6,709,858	$-

Operating expenses
Cost of revenue	3,282,291	-	4,785,151	-
Research and development	700,111	584,074	1,544,495	1,272,639
Sales and marketing	1,965,578	203,822	4,285,849	555,622
General and administrative	1,042,537	976,234	2,671,939	2,408,819
Total operating expenses	6,990,517	1,764,130	13,287,434	4,237,080
Loss from operations	(2,132,913)	(1,764,130)	(6,577,576)	(4,237,080)

Other (income) expense, net
Interest (income)	(12,646)	(13,542)	(157,508)	(33,171)
Interest expense	101,841	675,891	305,445	1,225,961
Loss on modification of debt	-	110,769	-	1,446,200
Registration rights penalty	636,130	-	1,664,380	-
Total other (income) expense, net	725,325	773,118	1,812,317	2,638,990

Net loss	$(2,858,238)	$(2,537,248)	$(8,389,893)	$(6,876,070)

Net loss per share, basic and diluted	$(0.30)	$(0.48)	$(0.90)	$(1.39)

Weighted average number of common shares outstanding, basic and diluted	9,501,095	5,257,042	9,304,380	4,958,842

See accompanying notes to the condensed financial statements

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, April 1, 2006	9,102,622	$9,103	$27,313,081	$(19,405,712)	$7,916,472
Exercise of common stock warrants at $2.50	34,000	34	84,966	-	85,000
Exercise of common stock warrants at $6.25	5,000	5	31,245	-	31,250
Common stock issued under equity compensation plans to employees	24,544	24	120,196	-	120,220
Common stock issued under equity compensation plans to consultants	34,650	35	175,715	-	175,750
Common stock issued under equity compensation plans to directors	6,000	6	29,994	-	30,000
Common stock issued to landlord as rent	8,872	9	44,351	-	44,360
Repurchase of common stock	(3,000)	(3)	(14,997)	-	(15,000)
Stock options issued under equity compensation plans	-	-	404,965	-	404,965
Accretion of loss on modification of debt	-	-	119,319	-	119,319
Common stock to be issued for registration rights penalty	332,876	332	1,664,048	-	1,664,380
Mandatory redeemable common stock converted	62,000	62	309,938	-	310,000
Adjustment for error in prior period warrant exercise	67	-	-	-	-
Net (loss)	-	-	-	(8,389,893)	(8,389,893)
Balances, December 31, 2006	9,607,631	$9,607	$30,282,821	$(27,795,605)	$2,496,823

See accompanying notes to the condensed financial statements

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,389,893)	$(6,876,070)
Adjustments to reconcile net loss to cash provided
(used) by operations:
Registration rights penalty	1,664,380	-
Issuance of common stock and options under
equity compensation plans	730,935	1,130,267
Issuance of common stock to landlord for rent	44,360	-
Depreciation and amortization expense	136,935	51,861
Allowance for bad debt	14,627	-
Amortization of debt issuance costs	45,618	209,737
Accretion of convertible debentures	81,563	375,000
Interest expense associated with warrants issued with convertible debentures	115,218	529,740
Effects of variable accounting for modification of warrant terms	-	1,446,200
Change in assets and liabilities:
Increase in accounts receivable	(1,608,193)	-
Increase in inventory	(1,141,180)	(19,480)
Increase in other current assets	(144,308)	(911,163)
Increase in deposits	(31,885)	-
Increase in accounts payable	1,046,936	152,671
Increase in deferred rent	22,039	-
Increase in accrued expenses	921,364	360,812
Net cash used by operating activities	(6,491,484)	(3,550,425)
Cash flows from investing activities:
Increase in restricted cash	(161,609)	-
Purchases of equipment	(525,729)	(410,379)
Patent expenses	(4,649)	(20,407)
Net cash used by investing activities	(691,987)	(430,786)
Cash flows from financing activities:
Stock repurchase	(15,000)	-
Increase in due to parent company	-	28,500
Proceeds from issuance of common stock, net	-	1,055,500
Proceeds from exercise of warrants	116,250	-
Repayments of convertible debentures	(30,000)	-
Proceeds from issuance of convertible debentures	-	3,000,000
Issuance costs associated with convertible debentures	-	(419,474)
Net cash provided by financing activities	71,250	3,664,526
Net decrease in cash	(7,112,221)	(316,685)
Cash, beginning of period	8,852,548	1,265,811
Cash, end of period	$1,740,327	$949,126
Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$63,500	$111,487
Income taxes paid	$-	$-
Accretion of debt modification	$119,319	$-
Issuance of common stock for equipment purchases	$-	$30,000
Conversion of manditorily redeemable common stock	$310,000	$-

See accompanying notes to the condensed financial statements

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of the Business

AeroGrow International, Inc. ("the Company") was incorporated in the State of Nevada on March 25, 2002. The Company’s principal business is developing and marketing advanced indoor aeroponic garden systems designed and priced to appeal to the gardening, cooking and small kitchen appliance markets worldwide. The Company’s principal activities since its formation through March 2006 have consisted of the development of the Company’s products, business planning and raising the capital necessary to fund these activities. In March 2006, the Company commenced initial marketing and distribution of its products and has expanded these marketing efforts to encompass retail, home shopping, catalogue, international, and direct to consumer sales channels. Prior to March 2006, the Company was considered a Development Stage Enterprise in accordance FAS No. 7, Accounting and Reporting by Development Stage Enterprises. Effective March 2006, the Company ceased being considered a development stage enterprise.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2006, the results of operations for the three and nine months ended December 31, 2006 and 2005, and the cash flows for the nine months ended December 31, 2006 and 2005. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2006 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on transitional Form 10-KSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission (“SEC”).

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

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications
Certain prior period amounts have been reclassified to conform to current period’s presentation.

Concentration of Credit Risk
Financial instruments consist of cash and cash equivalents, subscriptions receivable and accounts payable. The carrying values of all financial instruments approximate their fair value. The carrying value of the convertible debentures approximate their fair value based on the current interest rate of 10%.

Restricted Cash
In conjunction with the Company’s processing of credit card transactions and for its direct to consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed over the previous six months of activity. As of December 31, 2006, the balance in this reserve account was $78,161. In addition, the Company has secured activity related to its corporate credit card purchase account with a restricted money market account. The balance in this account as of December 31, 2006 was $83,448.

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs where the Company is the manufacturer are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity. A majority of the Company’s products are manufactured overseas and are recorded at delivered cost.

The Company determines inventory obsolescence reserve based on management’s historical experience and will establish reserves against inventory according to the age of the product. As of December 31, 2006 and March 31, 2006, the Company had determined that no inventory obsolescence reserve was necessary.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card and are recognized as revenue once our applicable trial period has expired (See “Revenue Recognition”). Sales to retailers vary by customer, however, generally are on net 30 day terms. Accounts receivable are reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on a review of the current status of trade accounts receivable. There was no allowance recorded at March 31, 2006. As of December 31, 2006, the Company had recorded an allowance for bad debts of $14,627.

Advertising and Production Costs
The Company expenses the costs of all production costs related to advertising as incurred. The Company expenses all costs related to actual advertising such as print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Income Taxes
The Company accounts for deferred income taxes in accordance with the liability method as required by SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. For the nine months ended December 31, 2006 and December 31, 2005 the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $354,050 of revenue as of December 31, 2006 related to the unpaid balance due for orders shipped in conjunction with the Company’s direct sales to consumers which allow the consumer thirty days to evaluate the product paying only the shipping and handling costs for such products before making the required installment payments after the expiration of the thirty day trial period. The Company also, as of December 31, 2006, did not record $102,480 of product costs associated with the foregoing revenue in as much as the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including, promotions and other volume-based incentives. Future market conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At December 31, 2006 and March 31, 2006, the Company had accrued $212,268 and $0, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. Both manufacturers of the Company’s products provide replacement parts for any defective components free of charge up to 2% of the total units purchased. Based upon the foregoing, the Company has recorded as of December 31, 2006 a provision for potential future warranty costs of $5,850.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company reserves for potential returns from customers and associated refunds or credits related to such returns based upon historical experience. As of December 31, 2006, the Company has recorded a reserve for customer returns of $173,030.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in product sales.

Deferred Rent
In July 2006, the Company entered into a facility lease with a term through January 2012, for its corporate offices in Boulder, Colorado. At December 31, 2006, the Company had recorded deferred rent related to this agreement in the amount of $22,039, based on the difference between rent expense recorded and the rent payment obligation.

Registration Rights Penalties
The holders of securities issued in the Company’s 2006 Offering and 2005 Offering (see Note 3) have registration rights for the common stock and for the common stock underlying the convertible debt and the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock are payable in common stock of the Company under certain circumstances and are limited to 1% of the amount of the outstanding convertible debt up to a maximum of 24% and 1% of the amount of the investment in the 2006 Offering up to a maximum of 18%. In each case, the amount is payable in shares of the Company’s common stock valued at a rate of $2.00 per share. The Company has elected to recognize the impact of such registration rights penalties as incurred, which commenced after July 23, 2006 (see Note 3 and Note 6). The Company completed the registration of the foregoing securities on December 22, 2006 and recognized five months of penalty, resulting in the recording of 332,876 shares of common stock to be issued at a value of $5.00 for a total of $1,664,380. On December 21, 2006, the FASB Financial Statement Publication (“FSP”) EITF 00-19-2 that addresses the accrual and accounting for registration rights penalties becomes effective for the year beginning December 15, 2006. The Company is assessing this FSP and will adopt it for fiscal 2007. The Company does not expect the adoption to have a significant difference in its current policy.

3.  Convertible Debentures

On May 27, 2005, the Company entered into an exclusive Placement Agreement with Keating Securities, LLC to raise up to $3,000,000, through a private placement offering consisting of up to 300 units at an offering price of $10,000 per unit (the “2005 Offering”). Each unit is comprised of a convertible debenture evidenced by a 10% unsecured convertible promissory note in the principal amount of $10,000 (a total of $3,000,000), and 2,000 five-year warrants (a total of 600,000 warrants), each warrant providing for the purchase of one share of the Company's common stock at the exercise price of $5.01 per share. The Unsecured Convertible Promissory Notes bear interest at the rate of 10% per annum which is payable quarterly beginning September 30, 2005. The principal was originally due on September 30, 2006. During the fifteen days following the completion of an additional financing, each note holder had the opportunity to request full payment of the principal amount of the notes and interest instead of converting their convertible notes into shares of common stock and convertible warrants. The Company received proceeds of $3,000,000 from this private placement less $419,471 in directly incurred debt issuance costs. In addition to the foregoing, for each share of common stock issuable upon conversion, each note holder received an additional five year warrant to purchase one share of the common stock at an exercise price of $6.00 per share. The Company had agreed to registration rights related to both the shares underlying the convertible debt and the related warrants associated with this 2005 Offering. In the event the Company failed to fulfill its registration obligations the Company agreed to pay liquidated damages under the following circumstances: (a) if the registration statement was not filed by the Company on or prior to 60 days after the final closing of the 2005 Offering (such an event, a “Filing Default”); (b) if the registration statement was not declared effective by the SEC on or prior to 150 days after the final Closing of the offering (such an event, an “Effectiveness Default”); or (c) if the Company did not file its required periodic reports under the Exchange Act when due (such an event, a “Reporting Default” and together with a Filing Default and an Effectiveness Default, a “SEC Default”). In the event of an SEC Default, the Company shall as liquidated damages pay, for each 30-day period of an SEC Default, an amount equal to 1% of the principal amount of the notes up to a maximum aggregate of 24 months of SEC Defaults. The Company shall pay the Liquidated Damages in shares of common stock, priced at $2.00 per share as follows: (i) in connection with a Filing Default, on the 61st day after the initial closing, and each 30th day thereafter until the registration statement is filed with the SEC; (ii) in connection with an Effectiveness Default, on the 151st day after the initial closing, and each 30th day thereafter until the Registration Statement is declared effective by the SEC; or (iii) in connection with a Reporting Default, on the 31st consecutive day of after a Reporting Default has occurred, provided that if the Reporting Default has been cured, then such days during which a Reporting Default were accruing will be added to any future Reporting Default period for the purposes of calculating the payment of the liquidated damages provided for in this provision. The Company has recorded penalties for an Effectiveness Default with regard to the 2005 Offering through December 22, 2006, the effective date of the registration, of 74,250 shares of common stock valued at $371,250.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In conjunction with this $3,000,000 private placement, the Company recognized at the time of issuance $750,000 of beneficial conversion costs, representing the value of the beneficial conversion rights of the convertible debentures, determined by calculating the difference of the fair market value of the stock at the commitment date, or $5.00 per share, less the conversion exercise price of $4.00 times the number of shares to be issued upon conversion or 750,000 shares. This value is recorded as a discount to the convertible debentures and an addition to additional paid- in capital. This discount was completely amortized as interest expense over the term of the convertible debentures which were originally due, if not converted, by June 30, 2006.

Also in conjunction with this $3,000,000 private placement, the Company recognized at the time of issuance $1,059,480 representing the fair value of the five year warrants issued with the convertible debentures. The value of these warrants was determined in accordance with the Black-Scholes pricing model utilizing a historic volatility factor of 129.67%, a risk free interest rate of 5.0% and an expected life for the warrants of five years, resulting in a value of $2.73 per warrant. This value was recorded as an additional discount to the convertible debentures and an addition to additional paid-in capital. This discount was completely amortized to interest expense over the term of the convertible debentures which were originally due if not converted by June 30, 2006.

Prior to the closings of the Merger and the 2006 Offering but contingent upon their successful completion, in February 2006, the Company entered into agreements with the convertible debt holders of the 2005 Offering whereby certain debt holders converted $2,130,000 of their outstanding debt obligations into common stock of the Company at a conversion price of $3.00 per share and certain other debt holders agreed to extend the maturity dates of $840,000 of debt obligations from June 30, 2006 to December 31, 2006. The $2,130,000 of debt that converted immediately resulted in additional beneficial conversion expense of $887,500 to account for the additional fair value attributed to the additional shares of common stock which were issued as a result of the change in the conversion price to $3 per share from the original conversion price of $4 per share. The fair value of the foregoing additional shares was based upon a price of $5.00 per share. The converting note holders also were issued, pursuant to the terms of the original note offering, five-year warrants to purchase 426,000 shares of the Company’s common stock at an exercise price of $6.00 per share.

With respect to the $840,000 of convertible debentures that were modified by extension of the due date from June 30, 2006 to December 31, 2006 and modification of the embedded conversion feature from a conversion price of $4.00 per share to a conversion price of $3.50 per share, based on the significant change in the terms of these $840,000 in debentures, the original debt is deemed extinguished and a debt extinguishment loss was recognized. This loss is based on the fair value of the new debt instrument in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments and EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”. The Company recognized a loss on extinguishment of debt of $132,578. This loss was determined by calculating the change in net present value of the cash flows from the convertible debt, inclusive of the change in the embedded conversion feature determined by comparing the fair value of the conversion option immediately following such modification with its fair value immediately prior to the modification. This loss was recorded as of February 2006 with a corresponding increase in fair value of the modified convertible debenture balance and is being amortized over the remaining term of these debentures to additional paid in capital. As of December 31, 2006, the Company has accreted $132,578 of the recognized loss on extinguishment of debt to additional paid in capital. Of the original amount of $3,000,000 in convertible debentures disclosed as outstanding as of December 31, 2005, as of December 31, 2006 $2,130,000 converted to common stock, $30,000 was due on June 30, 2006 and was repaid on that date and $840,000 was due on March 31, 2007 after the Company granted and the investors accepted an additional three month extension of the previously modified maturity date.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The balance presented for the convertible debentures, net of discounts, as of December 31, 2006 and March 31, 2006 is as follows:

	December 31,	March 31,
	2006	2006
Convertible debentures outstanding	$840,000	$870,000
Loss on modification of debt, net of $132,578 and $13,258 accretion to additional paid in capital as of December 31, 2006 and March 31, 2006, respectively	-	119,320
Discount as a result of beneficial conversion feature, net of amortization of $750,000 and $668,437 as of December 31, 2006 and March 31, 2006, respectively	-	(81,563)
Discount as a result of fair value of warrants issued, net of amortization of $1,059,480 and $944,262 as of December 31, 2006 and March 31, 2006, respectively	-	(115,218)
Net balance	$840,000	$792,539

4.  Equity Compensation Plans

In 2003, the Company's Board of Directors approved a Stock Option Plan (the "Plan") pursuant to which nonqualified stock options are reserved for issuance to eligible employees, consultants and directors of the Company. The Plan was administered by the Board of Directors, which had the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award. The Company has granted nonqualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $0.05 to $5.00 per share. In August 2005, the Plan was merged into the 2005 Equity Compensation Plan (the “2005 Plan”) and it no longer separately exists. However, options issued and outstanding under the Plan continue to be governed by their grant agreements but are administered under the 2005 Plan.

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

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On June 28, 2006, the Company granted to one employee options to purchase 125,000 shares of the Company’s common stock at an exercise price of $5.00 per share under the 2005 Plan which will vest 50% on the 12 month anniversary of the grant and 12.5% for each of the next four three-month periods. On September 25, 2006, the Company granted to one employee options to purchase 10,000 shares of the Company’s common stock at an exercise price of $5.00 per share under the 2005 Plan which will vest pro rata over a two year period. In December 2006, the Company granted to two employees options under the 2005 Plan to purchase 4,000 shares of the Company’s common stock at an exercise price of $5.00 per share which will vest pro rata over a two year period and 3,500 shares of the Company’s common stock at an exercise price of $5.00 per share which were vested upon issuance. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 129.67%; risk free interest rate of 5% and an average life of 4 years resulting in a value of $4.12 per option granted.

As a result of recognizing compensation expense for stock options previously granted pursuant to the provisions of SFAS No. 123(R), the net loss for the nine months ended December 31, 2006 was $404,965 greater than if the Company had continued to account for stock options under APB No. 25.

Information regarding employee stock options outstanding as of December 31, 2006 is as follows:

Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	average
		average	Remaining
Exercise		Exercise	Contractual
price range	Options	Price	Life (years)	Options
Over $0.00 to $0.50	30,618	$0.08	2.42	30,618
Over $0.50 to $2.50	137,259	$1.57	2.22	137,259
$5.00	1,083,614	$5.00	4.47	952,152
	1,251,491	$4.51	4.00	1,120,029

In addition to option grants, during the nine months ended December 31, 2006 the Company granted under the 2005 Plan a total of 65,194 shares of common stock at a fair value of $5.00 per share, consisting of 24,544 shares granted and issued to employees, 34,650 shares granted to consultants for services, 1,250 shares granted to each of three directors for service on the Audit Committee and 750 shares granted to each of three directors for service on the Governance Committee. All of the foregoing were charged to operating expenses for the nine months ended December 31, 2006 resulting in a total charge of $325,970.

Information regarding the Company’s equity compensation plans at December 31, 2006 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,251,491	$4.51	129,646
Equity compensation plans not approved by security holders	-	$-	-
Total	1,251,491	$4.51	129,646

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

At December 31, 2006, the Company has granted options for 131,462 of the Company’s common stock that are unvested that will result in $584,530 of compensation expense in future periods if fully vested.

The following table illustrates the effect on net income and EPS for the nine months ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123(R):

Nine months ended
December 31, 2005,
(Unaudited)
Net loss, as reported	$(6,876,070)
Net income (loss) per share, basic and diluted, as reported	$(1.39)
Deduct: Stock-based compensation expense, as determined under fair-value based method for all employee awards	$(177,127)
Pro forma net loss	$(7,053,197)
Pro forma net income (loss) per share, basic and diluted	$(1.42)

5.  Related Party Transactions
During the nine months ended December 31, 2006, the Company paid consulting fees totaling $62,922 to one of its director for services related to the development of an international channel of distribution for the Company’s products and other consulting services.

Also during the nine months ended December 31, 2006, the Company incurred fees totaling $600,094 for various video and web projects, including production of the Company’s infomercial to promote its products, to MedEd Architects LLC a video production company owned 33% by Randy Seffren, the Company’s Chief Marketing Officer. The Company may incur additional costs in subsequent calendar quarters to MedEd Architects LLC, for editing and production of additional infomercials featuring the Company’s products and related video-based products.

For the nine months ended December 31, 2006 and December 31, 2005, a director of the Company, who is a partner in a law firm, was paid legal fees of $17,593 and $18,000, respectively (for each period).

During the nine month period ended December 31, 2005, the Company retained one member of its board as a consultant who was granted stock options, common stock and fees for financial services provided totaling $264,291.

The Company rented office furniture, office equipment and computers from its former parent company, Mentor Capital Consultants, Inc., for the first two months of the nine months ended December 31, 2005 at $2,500 per month. On May 31, 2005, the Company acquired these fixed assets for their net book value of $33,901.

Each of the Company’s four directors not employed by the Company received $1,500 representing compensation for attendance at three Board of Director meetings at the rate of $500 each meeting.

6.  Stockholders’ Equity

In June 2006, a warrant holder with warrants expiring June 30, 2006 exercised warrants to purchase 10,000 shares of the company’s common stock at $2.50 per share.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In July 2006, a warrant holder with warrants from the Company’s 2006 Offering exercised warrants to purchase 5,000 shares of the Company’s common stock at $6.25 per share.

The Company purchased 3,000 shares of its own common stock at a price of $5.00 per share in July 2006 that had been previously issued as compensation to a consultant based upon an agreement to allow such consultant to convert such stock to cash if the consultant so elected prior to June 30, 2006.

In December 2006 a warrant holder with warrants expiring December 31, 2006 exercised warrants to purchase 24,000 shares of the company’s common stock at $2.50 per share.

During the nine months ended December 31, 2006, the Company issued 65,194 shares of common stock under its 2005 Plan including 5,000 shares to the Company’s Chief Financial Officer as additional compensation, 18,044 shares to other employees and 36,150 shares to consultants.

During the nine months ended December 31, 2006, the Company issued 8,872 shares of stock to a landlord and recorded $44,360 as additional rent expense. During the nine months ended December 31, 2005, the Company issued 11,403 shares of stock to a landlord and recorded $57,015 as additional rent expense.

The holders of securities issued in the private placement offering, as well the convertible debt offering as described in Note 3, have registration rights under the common stock and for the common stock underlying the warrants held by them. Liquidated damages for failure to register and maintain registration for the common stock and for the common stock underlying the warrants held by investors are limited and payable under the following circumstances: (a) if a registration statement is not filed by the Company on or prior to 45 days after the closing date (such an event, a “Filing Default”); (b) if the registration statement is not declared effective by the SEC on or prior to the 150th day after the closing of the 2006 Offering (such an event, an “Effectiveness Default”); and/or (c) if the registration statement (after its effectiveness date) ceases to be effective and available to investors for any continuous period that exceeds 30 days or for one or more period that exceeds in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with a Filing Default and an Effectiveness Default, a “Registration Default”). In the event of a Registration Default, the AeroGrow shall pay to the investor as liquidated damages, for each 30-day period of a Registration Default, an amount equal to 1% of the aggregate purchase price paid by such holder pursuant to this Agreement up to a maximum of 18% of the aggregate purchase price paid by such holder, provided that liquidation damages in respect of a Suspension Default shall not be payable in relation to any securities not owned by such holder at the time of the Suspension Default and, provided further, that no liquidated damages are due in respect of the warrants. In the event of a Filing Default or an Effectiveness Default, the Liquidated Damages shall be paid by the issuance of additional Common Stock at the rate of the amount of the liquidated damages due divided by $2.00. In the event of a Suspension Default, the liquidated damages shall be paid in cash. In summary, the liquidated damages are either settled with common stock in the case of a delay in filing having declared effective a registration statement, or in cash but only related to actual stock issued (excluding common stock underlying warrants) for failure to maintain effectiveness of a registration. The Company filed the required Registration Statement within the 45 days pursuant to (a) above and such registration was declared effective on December 22, 2006. The Company recorded penalties for (b) above with regard to the 2006 Offering through December 22, 2006, the date the registration was declared effective, of 258,626 shares of common stock valued at $1,293,130 which, when added to the similar penalties incurred for the convertible debt offering as described in Note 3 total. 332,876 shares of common stock with a total value of $1,664,380.

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

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Future cash payments under such operating lease for the upcoming five years are as follows:

Year Ended	Rent
March 31, 2007	$48,877
March 31, 2008	$296,848
March 31, 2009	$316,253
March 31, 2010	$325,152
March 31, 2011	$327,047

8.  Segment Information and Concentrations

The Company’s only operating segment consists of sales of its aeroponic garden systems and peripheral products.

During the nine months ended December 31, 2006, the Company utilized one manufacturer for 100% of its manufacturing of its aeroponic garden systems which accounted for $2,573,464 or 54% of cost of sales. Goods produced by this manufacturer in inventory at December 31, 2006 totaled $721,878 or 54% of inventory. As of December 31, 2006, the Company had paid cash deposits to this manufacturer for goods not yet shipped totaling $214,196 which are included in prepaid expenses, and had outstanding accounts payable to this manufacturer as of December 31, 2006 of $280,882 or 18% of the accounts payable balance.

During the nine months ended December 31, 2006, the Company had two customers which accounted for 19% ($1,303,949) and 15% ($1,019,629), respectively, of its product sales. During the three months ended December 31, 2006, the same two customers accounted for 19% ($929,544) and 12% ($562,733), respectively, of its product sales. These same two customers accounted for 15% ($248,466) and 19% ($314,643) of the Company’s outstanding accounts receivable at December 31, 2006.

9.  Subsequent Event
On February 9, 2007, the Company entered into an agreement with Benefactor Group Inc. (“Benefactor”) whereby Benefactor agreed to factor the company’s retail accounts receivable invoices. The term of the agreement is for one year but can be terminated by the Company with 60 days written notice. In accordance with the terms of the agreement, Benefactor will purchase the invoices that it approves for an initial payment of 85% of the amount of the invoice with the remaining 15% paid upon collection less any deductions from the customer. Benefactor charges a commission of 1 ¼% of the gross amount of the invoice and a maintenance fee equal to an annual rate of prime rate plus 3% (11.25% at February 9, 2007) charged on a daily basis for the unpaid invoice amounts outstanding. The Company has agreed, beginning May 2007, to factor with Benefactor a minimum of $800,000 of invoices monthly. The Company is responsible for any invoices which are unpaid after 91 days or are subject to other defaults by the customer and this obligation is secured by the Company with a security interest granted to Benefactor on all assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

The discussion contained herein is for the three and nine months ended December 31, 2006 and 2005. The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s transitional annual report on Form 10-KSB filed on July 6, 2006 with the Securities and Exchange Commission (the “SEC”) and the Form SB-2/A filed with the SEC December 22, 2006. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006 and in the Company’s other filings with the SEC.

Background and Corporate History

We were incorporated in the State of Nevada on March 25, 2002. We are in the business of developing, marketing and distributing advanced indoor aeroponic garden systems including plants and accessories for use with such systems. Since formation and through our development stage which ended in March 2006, our principal activities had consisted of product research and development, market research, business planning and raising the capital necessary to fund these activities. We have completed development of our initial kitchen garden systems and related “bio-grow” seed pods, have contracted with two third-party manufacturers who have commenced production activities and we have actively began sales activities as of March 2006. To date, we have manufactured and taken delivery of over 100,000 units. We commenced our initial marketing and distribution of our products during March 2006 and have expanded these marketing efforts to encompass retail, home shopping, catalogue, international and direct to consumer sales channels. Prior to March 2006 when we commenced sales of our aeroponic garden systems, we were considered a Development Stage Enterprise in Statement of Financial Accounting Standards (“SFAS”) SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs where we are the manufacturer are raw materials, labor and manufacturing overhead. We record the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity. A majority of our products are manufactured overseas and are recorded at delivered cost.

We determine inventory obsolescence reserve based on historical experience and will establish reserves against inventory according to the age of the product. As of December 31, 2006 and March 31, 2006, we had determined that no inventory obsolescence reserve was necessary.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” Subsequently, the SEC provided for a phase-in implementation process for SFAS No. 123(R), which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123(R) requires accounting for stock options using a fair-value-based method as described in such statement and recognition of the resulting compensation expense in our financial statements. Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method under Accounting Principles Board (“APB”) APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123(R) on January 1, 2006 and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123(R). The adoption of SFAS No. 123(R) has increased net loss by $404,965 for the nine months ended December 31, 2006 as compared to using our prior method under APB 25.

Revenue Recognition
We recognize our revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, we deferred $354,050 of revenue as of December 31, 2006 related to the unpaid balance due for orders shipped in conjunction with our direct sales which allow the customer thirty days to evaluate the product, paying only the shipping and handling costs for such products before making the required installment payments after the expiration of the thirty day trial period. We also deferred, as of December 31, 2006, recognition of $102,480 of product costs associated with such revenue in as much as the customer is required to return the product to us and we are therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price markdowns, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate based on industry experience the number of customers who will actually redeem the incentive   At December 31, 2006, and at March 31, 2006, we had accrued $212,268 and $0, respectively.

Registration Rights Penalties
The holders of securities issued in the Company’s 2006 Offering and the convertible debt offering in 2005 have registration rights for the common stock and for the common stock underlying the convertible debt and the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock are payable in our common stock under certain circumstances and are limited to 1% per month of the amount of the outstanding of convertible debt up to a maximum of 24% and 1% per month of the amount of the investment in the 2006 Offering up to a maximum of 18%. In each case, the amount is payable in shares of our common stock valued at $2.00 per share. On December 21, 2006, the FASB FSP EITF 00-19-2 that addresses the accrual and accounting for registration rights penalties becomes effective for the year beginning December 15, 2006. The Company is assessing this FSP and will adopt it for fiscal 2007. The Company does not expect the adoption to have a significant difference in its current method.

Plan of Operation

Having launched our products through multiple channels including retail, home shopping, catalogue, international and direct to consumer sales, our objective over the next twelve months will be to expand our marketing efforts in each of these channels for our kitchen garden systems and peripheral products. Our infomercial, a thirty minute video presentation of the product, has been completed and commenced test airings on national cable and local broadcast television stations in September 2006. We have completed initial test airings of the infomercial and we plan to continue to broadcast our infomercial throughout 2007. It is our expectation that the exposure for our products and services that will be generated through the infomercial and other direct response marketing advertising will broaden our brand and product recognition in our other channels of distribution. In July 2006, we were featured on QVC, the world’s largest television retailer and have had four additional airings since that time, with further times scheduled through April 2007, including a scheduled airing which will feature a new model of our kitchen garden system throughout QVC’s broadcast day, a promotion known as “Today’s Special Value” or “TSV”.

We have expanded our presence in catalogues from our catalogue launch partner, Frontgate, to multiple catalogues including Brookstone, Plow and Hearth, Improvements and others, all of which we believe add to the growing consumer recognition of our products. We also to continue to expand our retail distribution with over 650 retail stores to date carrying our products nationwide in multiple channels including housewares, culinary, lawn and garden and department stores. Included in the foregoing is an initiative launched in September 2006 which focused on generating a high level of awareness and product visibility in the New York metropolitan market. This initiative included securing high profile merchandising for our products from leading retailers in the New York area such as Macy’s, Bed, Bath and Beyond, Linens ‘n Things and others for the fourth quarter 2006 holiday season. This initiative was promoted in New York using our infomercial and other television media to promote sales at the participating retail locations and has resulted in several of these major retailers electing to continue merchandising our products after the holiday season, as well as increasing the number of storefronts carrying the AeroGarden product line. The AeroGarden has received recognition from retailers such as Amazon.com whose customers voted the AeroGarden the “Most Wished For” home and garden product of 2006, the media, including features in nationally recognized television shows such as the “Today Show” and the “Ellen Degeneres” show and the housewares industry, with the AeroGarden receiving "Best in Category" from the International Housewares Association in the "Food Preparation" category based upon the AeroGarden’s innovative technology, user benefits and market response.

We have begun to build our international distributor network and have entered into agreements to date with distributors in Mexico and Canada. On September 1, 2006, we retained the services of a consultant in London to assist us in developing our international distributor network in Europe and Asia. We anticipate finalizing distribution agreements in key markets such as Japan, Germany and the United Kingdom by the end of March 2007 and having models of our kitchen garden products compatible with European and Asian regulatory and electrical requirements completed and available for distribution during the early part of the second calendar quarter of 2007.

In order to transition from the development stage to an operating company, we have strengthened our management team with the addition of a Vice President of Sales, a Vice President of Operations, a Vice President of Engineering and Manufacturing, a new Chief Financial Officer and other marketing, operations and administrative staff. We also are expanding our new product development activities to sustain operations beyond our initial product offerings. We have begun development and, in some cases have completed final design and tooling, of new models of our AeroGarden kitchen appliance, including models that include additional features and finishes which are designed to retail for higher price points than our current system as well models which will have smaller growing capacities and require smaller counter space designed to retail for lower retail price points. These lower priced products are intended to be introduced into specialty channels of distribution such as children’s products (the magic garden) office products (office garden) pet market (the Cat Café for cat grass and catnip) and home beauty and décor market (the scented, wild flower and baby rose gardens). We also continue to enhance our offerings of seed kits and accessories, with available seed kits growing from six that were available in March 2006 to over twelve by March 2007, including the sale and distribution of live strawberry plants developed to grow in the AeroGarden system. We also have expanded our accessories to include the wall garden allowing shelving units that enable users to mount multiple from one to three AeroGardens systems on the wallvertically in less than a 16 inches. Consumers can mount up to 3 of these wall gardens (9 units) next to each other using only one electrical outlet (Collectively know as “The Wall Farm”) allowing consumers to grow a large abundance of fresh homegrown produce year round.

In addition to expanding our sales and distribution, we are also expanding our manufacturing activities, which began in January 2006 for pilot production, both in terms of capacity at our current contract manufacturer as well as with additional contract manufacturer. We have commenced production at this new facility beginning January 2007 and, in February 2007, authorized the building of a second set of tooling which will enable capacity at this manufacturer to reach 100,000 units per month. In addition, we are increasing research and development and our production capacity for our seed kits for our kitchen garden systems at our facility in Longmont, Colorado. We expect to continue to dedicate financial and management resources to the improvement of operating efficiencies and production capacity at this facility.

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

Results of Operations

The nine months ended December 31, 2006 represented our first nine months of revenues from operations. Initial shipments of our products began in March 2006. During our first holiday selling season, we experienced higher than anticipated demand for our products and accordingly were unable to fully meet customer demands both from retailers (“Retail Sales”) as well as direct sales to consumer (“Direct Sales”). As a result, we had orders from retailers totaling $305,000 and direct orders from consumers totaling $205,000 that we were unable to ship by December 31, 2006. Further, during the months of November and December 2006, we elected to expedite shipping of 9,615 units of our AeroGarden units from our factory in China by air rather than by sea in order to satisfy customer demands at an incremental airfreight cost of $27 per unit, a total additional freight cost of $259,600 which was included in Cost of Revenue for the three and nine months ended December 31, 2006.

For the three and nine months ended December 31, 2006, net sales totaled $4,857,604 and $6,709,858, respectively. There were no sales in the prior year. Direct Sales are generated as a result of airings of our infomercial, our websites and other direct to consumer advertisements. Retail Sales are generated through sales to “brick and mortar” retailers, catalogues and home shopping companies who in turn sell to consumers. In regard to our Direct Sales, we offer our direct customers thirty days to evaluate the product paying only the shipping and handling costs for such products before making the required installment payments after the expiration of the thirty day trial period. Accordingly, we have not recorded $354,050 of revenue as of December 31, 2006 related to the unpaid balance due for such orders shipped prior to December 31, 2006. We also deferred recognition of $102,480 of product costs associated with the foregoing revenue in as much as the customer is required to return the product to us and we are able to recover these costs through resale of the goods. An analysis of our sales is as follows:

	Three months	Nine months
	ended	ended
	December 31, 2006
Direct Sales, net	$1,314,174	$1,673,483
Retail Sales, net	3,543,430	5,036,375
	$4,857,604	$6,709,858

During the nine months ended December 31, 2006, we had two retail customers who accounted for 19% ($1,303,949) and 15% ($1,019,629), respectively, of our net sales. During the three months ended December 31, 2006, the same two retail customers accounted for 19% ($929,544) and 12% ($562,733), respectively, of our net sales.

Cost of revenues for the three and nine months ended December 31, 2006 totaled $3,282,291 and $4,785,151, representing 68% and 71% of revenues, respectively. Cost of revenues include product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers and duties and customs applicable to products imported. Included in cost of revenues for the three months ended December 31, 2006, is approximately $140,000 in incremental airfreight costs for the initial shipments of our products and approximately $259,600 in incremental airfreight costs related to expediting deliveries resulting from higher than expected demand for our products during the holiday season. This shipping practice is not expected to be a recurring method of transportation for our products. During the nine months ended December 31, 2006, product costs were also impacted by the worldwide increasing costs of plastics and copper. We have seen improvement in the costs of plastics in recent months and as a result have realized a 4% reduction in our product cost subsequent to December 31, 2006. Further, in as much as inbound freight from our manufacturers as well as outbound freight to our customers both are included in our cost of sales, we have determined that our third party warehouse and fulfillment facility based in Reno, Nevada was not efficient in minimizing such freight costs. Effective January 1, 2007, we terminated our agreement with the facility in Reno and entered into a new agreement with a warehouse facility near Los Angeles, California. We anticipate this change will result in savings of 10% to 15% in our freight and distribution costs. We also experienced higher than anticipated costs in the startup of our seed kit manufacturing operations which we anticipate will decline in future periods as efficiencies in manufacturing seed kits due to improvements in both process and volume are realized.

Gross margins will vary based upon the ratio of Direct Sales, where we recognize as revenue the full purchase price for the product as opposed to Retail Sales, where we recognize as revenue the wholesale price for the product charged to the retailer. Media costs associated with Direct Sales are included in Sales and Marketing costs. Gross margins for the three and nine months ended December 31, 2006 were $1,575,313 and $1,924,707 representing 32% and 29% of revenues, respectively. Affecting gross margins for the three and nine months ended December 31, 2006, as discussed above, were airfreight costs of $259,600 and $399,600 respectively, reducing gross margins by 5% and 6% respectively. With the addition of the new manufacturing capability, we expect to have sufficient manufacturing capacity to avoid such airfreight costs in the future. Also effecting gross margins were increases in the manufactured costs due to costs associated with plastics of our AeroGarden as discussed above which have improved by 4% of current product cost manufactured in China from that which was incurred during the three and nine months ended December 31, 2006. Further reductions in manufacturing cost are anticipated for the next twelve months based upon new integrated microprocessors which would reduce the cost of current electronic components. There are further reductions possible from obtaining regulatory approval to produce selected seed kits in China to be shipped with the AeroGarden which would result in 60% cost savings for such seed kits as compared to current manufacturing costs in Colorado.

During the three and nine months ended December 31, 2006 we incurred $700,111 and $1,544,495 in research and development costs as compared to $584,074 and $1,272,639 for the three and nine months ended December 31, 2005, an increase of $116,037 and $271,856, or 20% and 21%, respectively. We continue to allocate additional resources to the development, design and technology of various new prototype models as well as expansion of our greenhouse and laboratory to measure the success of various seeds, cuttings and nutrients under different conditions and testing new plant varieties for additional seed kits. A significant component of the increase for the nine months ended December 31, 2006 over the nine months ended December 31, 2005 is $329,595 in non-cash compensation expense recognized as a result of stock options granted and common stock issued during the period to personnel engaged in our research and development activities. Partially offsetting this increase is the cost savings associated with research and development resources available to us through our new manufacturer including resources for design, prototyping and regulatory approvals.

Sales and marketing costs for the three and nine months ended December 31, 2006 totaled $1,965,578 and $4,285,849 as compared to $203,822 and $555,622 for the three and nine months ended December 31, 2005, an increase of $1,761,756 and $3,730,227, or 864% and 671%, respectively. Sales and marketing costs for the nine months ended December 31, 2006 include all costs associated with the media cost for airings of our infomercial and other direct response advertisements which totaled $630,714, $687,241 in costs associated with the production of our infomercial, $176,981 in advertising and other promotional allowances granted to our retail customers, $161,699 in public relations costs, $311,592 in commissions to sales representatives for sales to our retail customers and $167,897 in other advertising and promotional costs. Further, a significant component of the increase on sales and marketing for the nine months ended December 31, 2006 over the nine months ended December 31, 2005 is $237,488 in non-cash compensation expense recognized as a result of stock options granted and common stock issued during the period to personnel engaged in our sales and marketing activities.

General and administrative costs for the three months ended December 31, 2006 totaled $1,042,537 as compared to $976,234 for the three months ended December 31, 2005, an increase of $66,303 or 7%. For the nine months ended December 31, 2006, general and administrative costs totaled $2,671,939 as compared to $2,408,819 for the nine months ended December 31, 2005, an increase of $263,120 or 11%. Contributing to the increases for the three and nine months ended December 31, 2006 are approximately $176,000 in legal and consulting costs associated with our efforts to complete the registration of the 6,700,900 shares of common stock and the shares of common stock underlying warrants and convertible debt associated with our 2005 convertible debt offering and our 2006 private placement offering. Also impacting general and administrative costs during the three months ended December 31, 2006 were approximately $50,000 in moving and related costs as a result of our relocation to our new 21,012 square foot corporate headquarters.

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

As of December 31, 2006, we had a cash balance of $1,740,327, a decrease of $7,112,221 from the cash balance at March 31, 2006. Net cash used in operations totaled $6,491,484, consisting primarily of our net loss for the nine months ended December 31, 2006 of $8,389,893 less non cash charges to net loss including registration rights penalties totaling $1,664,380, non cash compensation in the form of common stock and stock options under our 2005 Equity Compensation Plan totaling $730,935, increases in accounts receivable of $1,608,193 and increases in inventory totaling $1,141,180.

Net cash used by investing activities of $691,987 included equipment purchases of $525,729 primarily related to our increase in staff, updating of computers, office furniture and equipment, leasehold improvements to our new corporate headquarters occupied in November 2006, manufacturing equipment related to our seed kit manufacturing operations and tooling costs. A summary of the increase to property and equipment is as follows:

	December 31, 2006	March 31, 2006	Increase
Computers	$117,188	$88,681	$28,507
Machinery & Equipment	110,289	77,743	32,546
Office Furniture & Equipment	170,437	68,651	101,786
Tooling & Molds	607,943	347,739	260,204
Leasehold improvements	102,686	-	102,686
	$1,108,543	$582,814	$525,729

Restricted cash increased by $161,609 due to the Company’s increased credit sales related to its direct response activities and other restricted cash held in a money market account as security for the Company’s corporate credit card purchase account.

Net cash provided by financing activities totaled $71,250 resulting from exercises by two warrant holders of 34,000 warrants at an exercise price of $2.50 per share, for a total of $85,000 and an exercise of 5,000 warrants at an exercise price of $6.25 per share, for a total of $31,250 offset by repayment of $30,000 in convertible debt which did not elect the modification options we offered in January 2006 and a repurchase of 3,000 shares of stock for $15,000 from an individual who had received such stock as compensation for a web address purchased by the Company.

On February 9, 2007, we entered into an agreement with Benefactor Group Inc. (“Benefactor”) whereby Benefactor agreed to factor our retail accounts receivable invoices. The term of the agreement is for one year but can be terminated by us with 60 days written notice. In accordance with the terms of the agreement, Benefactor will purchase our invoices that it approves for an initial payment of 85% of the amount of the invoice with the remaining 15% paid upon collection, less any deductions from the customer. Benefactor charges a commission of 1 ¼% of the gross amount of the invoice and a maintenance fee equal to an annual rate of prime rate plus3% (11.25% at February 9, 2007) charged on a daily basis for the unpaid invoice amounts outstanding. We have agreed, beginning May 2007, to factor with Benefactor a minimum of $800,000 of invoices monthly. We are responsible for any invoices which are unpaid after 91 days or are subject to other defaults by the customer and this obligation is secured by a security interest granted to Benefactor on all of our assets.

With the factoring arrangement discussed, we anticipate that existing cash resources will be sufficient for the next 12 months. However, as of December 31, 2006 we had $840,000 in convertible debentures that become due as of March 31, 2007. To date $120,000 of this debt has elected to convert to common stock. We do not know at this time whether the holders of the remaining $720,000 of debentures intend to convert to common stock at a price of $3.50 per share or seek repayment of their debentures. In the event the majority of the holders of these debentures request repayment, we may need to seek additional debt or equity financing to fund our current business objectives. Although no assurance can be given, we believe we could obtain such financing if required.

On February 20, 2007, we announced that we are proposing to privately offer, subject to market and other conditions, approximately $4 million of common stock and warrants to purchase common stock (the “Units”) through an offering within the United States in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 and Regulation D promulgated thereunder. Each Unit consists of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $7.50 per share. We currently anticipate that it will offer each Unit at a per Unit price of $6.00.

We intend to use the net proceeds of the private offering to increase working capital for new product introductions into new specialty channels, and to extend its product distribution into the lawn and garden and hydroponics channels. We also intend to utilize the net proceeds of the private offering to increase inventory levels to support the foregoing additional product distribution and for general corporate purposes. We also require an increase in shareholder’s equity to assist us in satisfying the capital requirements of the NASDAQ Capital Market. We are not currently listed on the NASDAQ Capital Market and do not currently satisfy its listing criteria.

We anticipate our principal sources of liquidity during the current fiscal quarter ended March 31, 2007 and fiscal year ended March 31, 2008 will be proceeds from sales of our products. We intend to use our working capital principally to purchase inventory, fund our media advertising, fund product promotion and trade show costs as well as support our ongoing product development, overheads and operational costs. In the event our retail and/or direct response sales accelerate more rapidly that currently anticipated, we would support this growth through additional asset-based financing or the raising of additional equity.

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

Future cash payments under such operating lease for the upcoming five years are as follows:

Year Ended	Rent
March 31, 2007	$48,877
March 31, 2008	$296,848
March 31, 2009	$316,253
March 31, 2010	$325,152
March 31, 2011	$327,047

Off-Balance Sheet Arrangements

At December 31, 2006, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Controls and Procedures .

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

(b)   Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have materially affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .

None.

Item 2 . Unregistered Sale of Equity Securities.

In December 2006 a warrant holder with warrants expiring December 31, 2006 exercised warrants to purchase 24,000 shares of the company’s common stock at $2.50 per share.

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

AeroGrow International Inc.

Date: February 20, 2007	/s/Michael Bissonnette
By: Michael Bissonnette
Its: Chief Executive Officer (Principal Executive Officer) and Director

Date: February 20, 2007	/s/Mitchell B. Rubin
By: Mitchell B. Rubin
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)