Form 10KSB
period 2007-03-31
AeroGrow International, Inc.
filed 2007-06-29
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number: 000-50888

AEROGROW INTERANATIONAL, INC.
(Name of small business issuer in its charter)

Nevada	46-0510685
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6075 Longbow Dr., Suite 200 Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

(303) 444-7755
(Issuer’s telephone number)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 Par Value	Over the Counter

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act   ☐

Check whether the Registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes ☒         No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year $13,144,037.

The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of May 31, 2007, was approximately $66,476,272.

The number of shares outstanding of the issuer’s common equity as of May 31, 2007 was 11,065,609.

 Documents incorporated by reference: None

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

PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

AeroGrow International Inc. (“AeroGrow”) was formed as a Nevada corporation on March 25, 2002. Wentworth I, Inc., a Delaware corporation (“Wentworth”) organized under the laws of the State of Delaware on March 6, 2001, entered into an Agreement and Plan of Merger with us (the “Merger Agreement”) on January 12, 2006, which was consummated on February 24, 2006.  Under the Merger Agreement, Wentworth merged with and into AeroGrow, and AeroGrow was the surviving corporation (“Merger”).  Our certificate of incorporation and by-laws prior to the Merger are now those of the surviving company, and the surviving company is governed by the corporate law of the State of Nevada.

Our Business

Our principal business is developing, marketing, distributing, and selling advanced indoor aeroponic garden systems designed and priced to appeal to the gardening, cooking and small kitchen appliance, healthy eating, and home and office décor markets worldwide. Our principal activities since our formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. We have been issued seven trademarks, one of which has been registered (AeroGarden®), and have an additional 28 trademark applications pending (25 in the United States and 3 internationally).  We have 19 patent applications pending in the United States. To date, we have completed the development of multiple proprietary growing systems and 22 proprietary seed kits. These development activities have in the past, and continue to include, an iterative process of experimentation, consumer testing, and adjustment in consultation with scientists familiar with the technology. Often, these tests are combined with in-home use of our systems by sample consumers picked from our employees and investors. User feedback from these tests is frequently incorporated in next generation products and development.

During 2005 we completed development of our initial kitchen garden systems and related “bio-grow” seed pods. We contracted with a third-party manufacturer who commenced production activities in December 2005 and a second manufacturer who began production in the first quarter of calendar 2007. In March 2006, we began sales activities. As of March 31, 2007, we had manufactured and taken delivery of over 140,000 AeroGarden® kitchen garden units from its two manufacturers. We commenced initial marketing and distribution of our products during March 2006 and have expanded these marketing efforts to encompass retail, home shopping, catalogue, international, and direct to consumer sales channels.

Our principal products are “kitchen garden” indoor growing systems and proprietary seed kits that allow consumers, with or without gardening experience, the ability to grow cherry tomatoes, cilantro, chives, basil, dill, oregano, mint, flowers, chili peppers, salad greens, vegetables and more throughout the year. Our kitchen garden systems are designed to be simple, consistently successful, and affordable. We believe that our focus on the design and features of our kitchen garden systems made them the first of their kind on the consumer market. This conclusion was reached on the basis of standard market research, including focus groups and potential customer interview techniques, review of potentially competitive products offered at all ranges of functionality and price, and testing of products that may be considered competitive in function although not necessarily competitive in market orientation.

We believe that our products will allow almost anyone, from consumers who have no gardening experience, to professional gardeners, to produce year-round harvests of a variety of herbs, vegetables, and flowers, which are provided in our seed kits, regardless of season, weather, or lack of natural light. We believe that our kitchen garden systems’ unique and attractive designs make them appropriate for use in almost any location, including kitchens, bathrooms, living areas, and offices.

Our kitchen garden systems currently on the market retail at approximately $149 to $169 with variations based on the channel of distribution in which they are sold and the accessory components included with the unit.

Until March 2006, we were a development stage company and we did not generate any revenues. Through March 1, 2006, we funded our operations primarily through private sales of equity securities. Since commencing sales of our products, we have begun to increase our reliance on revenues generated from such sales for funding our operations. Prior to March 2006, when we commenced sales of our aeroponic garden systems, we were considered a Development Stage Enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Hydroponics Industry - Background and Opportunity

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

Aeroponic technology is derived from hydroponics and occurs when plant roots are suspended in an air chamber and bathed at regular intervals with a nutrient solution. AeroGrow believes that the aeroponic technology used in our kitchen garden systems is a technological advance over hydroponics because plant roots are suspended in a near 100% humidity enclosed air chamber and bathed in a nutrient-rich solution. We believe aeroponic methods ensure the plants not only have sufficient water, nutrients and oxygen, but the temperature inside the root chamber can be easily controlled, ensuring temperature stress of the plant does not limit growth. For this reason, we believe the use of a well designed and maintained aeroponic system can yield increases in growth rate and plant survival when compared to hydroponics systems.

From August 2002 through July 2005, we conducted research with approximately 500 individuals who were identified either because they (i) signed-up on our website to pre-order the basic AeroGrow product, (ii) agreed to be beta testers of the basic product, (iii) came to preview meetings concerning the company, or (iv) were friends of employees and consultants of AeroGrow. Persons found our website through referrals, web searches, or as a result of our fund raising and hiring activities. The research consisted of face-to-face and internet interviews/surveys with potential consumers and standard focus groups. From some of the contacts, we obtained a ten-page questionnaire, and in other instances we taped the responses for later review. Persons from approximately 35 states responded to the surveys and participated in focus groups. A professional market research consultant assisted with the design, implementation and analysis of the focus groups, individual interviews, and surveys. From this research, and the initial results of our subsequent product launch, we believe that there is a potential, sizeable national market for our countertop soil-less kitchen garden systems for use indoors in homes and offices. Until the development of our kitchen garden systems, significant barriers have prevented hydroponic or aeroponic technology from being incorporated into mainstream, mass-marketed consumer products, including:

•  Consumers generally lack the specialized knowledge required to select, set up, operate and maintain the various components for a typical hydroponic or aeroponic system, including growing trays, irrigation channels, growing media nutrient reservoirs, and nutrient delivery systems consisting of electronic timers, pumps, motors, tubing and nozzles;

•  Consumers generally do not possess the specialized knowledge required to select, set up, operate and maintain the varied indoor lighting systems that are necessary to grow plants indoors in the absence of adequate natural light;

•  Consumers are unable to properly mix and measure complex hydroponic nutrient formulas, which change depending on the plant variety and the stage of plant growth. In addition, consumers are unable to deal with the problem of nutrient spoilage; and

•  Federally-mandated water quality reports show that the water in many large cities is not suitable for hydroponic or aeroponic growing and requires chemical treatments. Consumers generally are unaware of how to adjust the water for healthy plant growth.

We believe that these complexities have been accepted in existing hydroponic market channels because our research has indicated that hydroponic manufacturers have generally focused their product development and marketing efforts on satisfying the needs of the commercial greenhouse and dedicated hobbyist markets. These users are motivated to gain the specialized knowledge, equipment and experience currently required to successfully grow plants with these products.  Our research has indicated that the hydroponic growing equipment currently available in these markets is bulky, expensive and comprised of many parts

We believe that the complexities of currently available commercial hydroponic products fail to address the needs and wants of the mass consumer market, leaving that market unserved. We further believe that our trade secrets, patent-pending inventions and companion technologies have simplified and improved hydroponic and aeroponic technologies have enabled us to create the first indoor aeroponic gardening system appropriate for the mass consumer market.

Our Proprietary Technology

We have spent over four years innovating, simplifying, combining and integrating numerous proprietary technologies and inventions into a family of “plug and grow” aeroponic kitchen garden systems and related seed kits specifically designed and priced for the mass consumer market. We have filed 19 patent applications in the United States to protect our inventions.  Following is a description of our proprietary technologies and inventions that are used in our kitchen garden system and seed kits. The inventions under the patent applications have not been granted patents, and there can be no assurance that patents will be granted. See “Risk Factors - Our intellectual property and proprietary rights give us only limited protection and can be expensive to defend.”

Rainforest Nutrient Delivery System. Our “rainforest” nutrient delivery system combines our patent-pending technologies with features from several hydroponic or aeroponic methodologies into a proprietary system designed to provide aeroponic plant growth. These hydroponic or aeroponic methodologies include:

•  Drip Technologies. Drip systems create nutrient irrigation by pumping nutrient solution from a reservoir up to the base of the plant and saturating a soil-less growing medium. The growing medium delivers nutrients and moisture to plant roots, which is similar to rainwater as it drips through the soil and past plant roots.

•  Ein Gedi Aeroponic Technologies. Plant roots in aeroponic systems are suspended in an air chamber and bathed at regular intervals with nutrient solution. In the Ein Gedi variation of aeroponics, plant roots are allowed to grow directly into nutrient solution after passing through an air space.

Our rainforest technology suspends plant roots into a 2-to-4 inch air chamber above an oxygenated nutrient solution. Nutrients are pumped from the nutrient reservoir to the base of each plant where a regulated flow of nutrients drips down through plant roots.

Pre-Seeded Bio-Grow Seed Pods. Our proprietary bio-grow seed pods include pre-implanted seeds, a bio-sponge growing medium, removable bio-dome covers and a grow basket to assist with the proper distribution of moisture. We designed our seed pods for use in our kitchen garden systems. We believe consumers may use seeds purchased from other sources in our kitchen garden system, although we do not provide any assurances on germination and growth in such cases.

We selected the seeds to pre-implant in our initial bio-grow seed pods after two years of extensive research, which included:

•  analyzing thousands of seed varieties,

•  growing and testing several hundred varieties of plants in our greenhouse and grow laboratories, and

•  testing the taste and appearance of our grown vegetables, herbs and flowers with consumers.

We implant our selected seeds in a bio-sponge growing medium that, based upon our research, facilitates rapid germination and enhanced root growth in comparison to other mediums tested, as well as supports plant roots from germination through maturity and harvest. Our bio-grow domes create a “mini-greenhouse” environment by covering the grow surface to create a near-100% humidity air chamber, which is optimal for most plant germination and initial growth. Bio-grow domes help regulate moisture and temperature to levels optimal for plant germination.

Our proprietary bio-grow seed pods are a vital component of our kitchen garden system. Our bio-grow seed pods are packaged along with nutrients in our proprietary seed kits for use in our kitchen garden systems. These seed kits currently include seeds for cherry tomatoes, salad greens, cilantro, chives, basil, dill, oregano, mint, chili peppers and flowers as well as a variety of international herbs for Italian, Japanese, and French cooking. In addition to pre-seeded pods, we also allow consumers to purchase unseeded pods in our Master Gardner Kit, to give them the opportunity to grow their own seeds in our kitchen garden systems. Not all plants, however, are appropriate to grow in the kitchen garden system.

Microprocessor-Based Control Panel and Nutrient Cycle Delivery System. We believe that certain common problems face both experienced gardeners and beginning gardeners, including:

•  improperly watering plants,

•  improperly feeding plants, and

•  failing to provide plants with sufficient light for healthy growth.

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

•  regulate the lighting system,

•  automatically alert users when it is time to add water and nutrients,

•  help simplify and reduce consumers’ time and involvement in caring for plants,

•  reduce the variables and errors often made by consumers in plant care, and

•  enhance plant growth.

We have developed multiple kitchen garden systems, which are described below at “Our Kitchen Garden Systems,” with different control systems. Variations of our microprocessor-based control panel are included as a standard feature on our current kitchen garden system. This control panel includes an electronic nutrient and water reminder system and microprocessor-controlled lights that alert consumers to add water and nutrients when needed and help ensure that plants are properly fed and receive the proper lighting. In addition, with our microprocessor-based nutrient cycle delivery system the consumer selects from four plant types (lettuce, herbs, tomatoes or flowers) and the system then automatically adjusts and optimizes the nutrient, water and lighting cycles based on the plant variety selected.

Time-Release Nutrient Tablets. Plants require a balanced mixture of nutrients for optimal growth. Certain nutrient combinations, including calcium nitrate and magnesium sulphate, generally cannot be combined, mixed, or stored in the same container due to specific chemical reactions that bind them together and renders them useless to plants. Hydroponic growers seek to solve this problem by packaging various nutrient concentrations in up to four separate containers, which are individually measured and added as needed by the consumer. These nutrient complexities require consumers using hydroponic systems to:

•  understand the blends of nutrient fertilizer that are best suited for the specific variety of plants they are growing,

•  understand the nutrient requirements for the specific plant variety at each of three stages of our growth and maturity,

•  measure and blend nutrients from up to four different concentrated solutions and add them to specific measured quantities of water, and

•  monitor, adjust and re-mix nutrient fertilizers over time.

We believe that current plant nutrition processes required for successful hydroponic growing have created barriers to mass consumer use and acceptance because they are cumbersome and complex. To help overcome these barriers, we have developed time-release nutrient tablets designed specifically to deliver the proper nutrients to the plants, while offering consumers a user-friendly nutrient system. The consumer simply adds the plant-specific nutrient tablets to the kitchen garden systems when instructed (usually once every two weeks) by the microprocessor-based nutrient cycle delivery system. The nutrient tablets eliminate the need for measuring and mixing multi-part nutrient formulas and storing various nutrients in separate containers. The nutrient tablets customize multiple nutrients and minerals such as calcium, magnesium and iron for specific plant varieties at different stages of their growth.

Automatic Water Adjustment. Tap water supplied by local municipalities often is not conducive to aeroponic or hydroponic growth. To address these problems, most hydroponic growers monitor and chemically adjust the water they use on a daily or weekly basis.

We believe that the problems associated with the wide range of water chemistry found throughout the United States (and possibly internationally), as well as the complexities involved in monitoring water chemistry, are significant barriers to the use of hydroponic gardening by the general public. We have developed a patent-pending formula that automatically adjusts and balances the water to a level capable of sustaining healthy plant growth in an aeroponic environment. This formula is pre-mixed into our time-release nutrient tablet described above, which eliminates the need for consumers to understand water chemistry.

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

Our kitchen garden systems include built-in adjustable grow lights with ballast, reflector hood, lights and an electronic timer. Our integrated lighting systems include high-output compact fluorescent light bulbs that deliver a spectrum and intensity of light designed to help optimize plant growth without natural light. In addition, our lighting system is fully automated and controlled by our microprocessor-based control panel described above. Improvements continue to be made in our proprietary light bulbs to facilitate better growing characteristics at lower manufacturing costs.

Adaptive Growth Software. Through research and testing in our grow laboratory, we have determined that better plant growth can be achieved if nutrients, moisture and lighting are adapted and customized to the specific stages of the plants’ growth: germination, initial growth and advanced growth. We have developed a proprietary software technology entitled “adaptive growth technology” which automatically analyzes and adjusts the nutrient delivery schedules based on plant maturity. We have introduced this technology into an upgraded kitchen garden system, which was introduced in the second calendar quarter of 2007.

New Technologies in Development. We continue to improve on our initial development of a methodology to cultivate and ship “live starter plants” in the grow pod mediums that will be able to grow in our kitchen garden systems. We have started market testing this process with strawberries during the first quarter of calendar 2007. We plan to expand our efforts in this area and are developing a portable greenhouse that we believe enables us to scale this methodology both geographically as well as increasing the varieties of plants offered as “live starter plants.” We have also begun development of a new aeroponic based technology that utilizes a new form of proprietary seed pod that will facilitate transfer of water using materials that transfer moisture to the seeds without the need of the pump system. This new technology is anticipated to reduce manufacturing costs with no loss of efficacy. We plan to test market a smaller version of our kitchen garden system in the fourth calendar quarter of 2007 using this new technology with a targeted retail price of $99-$129 based on the channel of distribution in which it is sold and the accessory components included with the unit.

AeroGrow’s Kitchen Garden Systems

AeroGrow’s Kitchen Garden Systems.  We have begun, and in some cases completed, development for multiple kitchen garden systems and have commenced marketing two of these models. Both marketed models feature the rainforest nutrient delivery system and an integrated lighting system (including the microprocessor-based control panel), and a microprocessor-based nutrient cycle delivery system. The initial/standard model of our kitchen garden system retails at approximately $149 with variations based on the channel of distribution in which it is sold and the accessory components included with the unit. In April 2007 we launched the AeroGarden Pro100 which features a stainless steel accented finish as well as our adaptive growth technology (described above) and retails at approximately $169 with variations based on the channel of distribution in which it is sold and the accessory components included with the unit.

AeroGrow’s Seed Kits.  We have developed and are producing 22 seed kits for use in our kitchen garden systems. These seed kits include pre-seeded bio-grow seed pods and a three-to-six-month supply of nutrients, including our formula for adjusting water quality. Our seed kits retail at prices ranging from $14.99 to $29.99. Currently developed seed kits include:

•  cherry tomato garden,

•  chili pepper garden,

•  gourmet herb garden,

•  salad greens garden,

•  grandiflora petunia garden,

•  international basil garden,

•  Japanese herbs,

•  French Herbs, and

•  Italian herbs.

Our seed kits, time-release nutrient tablets, and replacement light bulbs are also sold to consumers for use with our kitchen garden system. Additionally, with our Master Gardner Kit, seed pods are available for use by consumers who wish to try to grow their own seeds, but we do not give assurance that all varieties of plants will grow with this kit in our kitchen garden system.

Other Accessories.  To complement and expand the functionality of our kitchen garden systems, we have developed a variety of accessory products. We have developed an Herb Appeal Collection, consisting of an internally produced video and guidebook on the care and uses of herbs and a set of cutting boards. We have also developed two wall bracket systems designed to hold two or more kitchen garden systems for consumers who wish to grow more than one seed kit at a time. We have also developed our own design of a battery operated herb blender and salad dressing maker called the Herb N Serve. These products will be sold individually and will be used as premium “gifts with purchases” to enhance our direct to consumer and retail offerings.

Additional Future Products.  In addition to our kitchen garden systems, we are developing and plan to market in the future companion products designed to provide a successful gardening experience for consumers of all experience levels while providing a potentially continuing and profitable revenue stream for us. Our development and production of the following additional products will depend in large part on the revenues generated from future product sales and the availability of additional financings.

Children’s Garden. Our children’s garden is designed for simplicity and ease of use. We anticipate introducing this garden system in the toy market.

Decorator Office Garden. We are developing a garden system designed specifically for use in offices and work stations to introduce decorative and fragrant living flowers into the workplace.

Professional System. A larger-scale garden system is planned for gardening enthusiasts who want to grow large quantities of vegetables, herbs and flowers.

Future Seed Kits. We plan to continue development of additional seed kits on an ongoing basis including new varieties for international markets.

Markets

Based on our informal market research consisting of individual consumer interviews, focus groups and Internet survey responses, as well as our “sales to date” experience, we believe that our kitchen garden systems will appeal to a broad spectrum of consumers in the United States and internationally, including Europe and Japan. We believe that our products will appeal to at least four major market segments:

•  experienced gardeners,

•  “want-to-be” gardeners,

•  the kitchen products and small appliances market, and

•  the office and home décor markets.

Further, based on our discussions with potential distributors, we believe that our kitchen garden systems present opportunities in the specialized toy, educational, gift and hydroponic hobbyist markets.

Gardener Market. The 2002 National Gardening Survey conducted by the National Gardening Association states that gardening was America’s number one hobby with more than 70 million active gardeners. Based upon this survey, there were estimated to be: 27 million vegetable gardeners, with one out of every four households having a vegetable garden; over 15 million fresh herb gardeners; and over 20 million flower gardeners. We believe that our kitchen garden systems and related products can offer both expert and novice gardeners several major benefits not readily available through traditional gardening methods, including:

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

“Want-to-be” Gardener Market. We believe that many people have an interest in gardening but lack the knowledge, confidence, available space, equipment, or time to garden. We have observed the following barriers to beginning to garden:

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

Office and Home Decor Market. Flowers are frequently used to brighten homes and offices around the world. It is difficult to readily grow flowers indoors due to a lack of sufficient light and growing knowledge. As a result, people often use cut flowers, which are expensive, short-lived and require ongoing maintenance. Our kitchen garden systems enable colorful and fragrant flowers to be easily grown indoors year-round. Flowers grown with our kitchen garden systems will last for months with minimal care and maintenance. Flowers can be grown in a wide variety of indoor locations, including kitchen and bathroom countertops, living rooms, bedrooms, family rooms, offices, work stations, waiting rooms and lobbies.

Specialty Markets. We believe that several specialized markets potentially exist for our garden systems in the future, including:

•  toy market for a children’s “root-viewing” garden,

•  classroom market for student education relating to plant growth,

•  gift market,

•  hydroponic enthusiast market, and

•  international markets, particularly in large cities with limited outdoor garden space.

 Marketing and Sales Strategy

We began launching our kitchen garden system in the United States during the first quarter of 2006 with a nationwide public relations campaign. Initial test marketing shipments to retail launch partners, including Sur La Table, Frontgate, and others commenced in March 2006. As launch partners, we agreed to feature Sur La Table and Frontgate in the Company’s public relations efforts. In addition, we paid Sur La Table a $30,000 fee for full page advertisement in Sur La Table’s catalogue distributed to over one million consumers. We granted exclusive rights to Frontgate as a catalogue retailer through December 1, 2006, in exchange for Frontgate’s agreement to provide full page advertisements within their catalogues for the AeroGarden through the end of 2006. We have developed many of our marketing materials, including our website, product brochures, retail packaging and other retail collateral materials, public relations kits, in-store point of purchase supplies, infomercial, and short-form (60 to 120 seconds) television commercials. Our planned marketing strategy is to follow our initial launch with sales of our products through direct marketing vehicles and then expanded distribution through retail channels. We plan to expand our marketing and distribution internationally in the third calendar quarter of 2007. Our direct marketing activities include 30-minute infomercials, 60-second and 120-second television spots, home shopping networks, print advertising, catalogue mailings and Internet-based advertising. Our plan is designed to educate prospective customers while creating widespread awareness of our kitchen garden systems and generating direct sales in four key target markets: the experienced gardener market, the “want-to-be” gardener market, the kitchen products and small appliances markets, and the office and home décor market.

Competition

Aeroponic and hydroponic technologies have historically been limited to ardent hobbyists and commercial growing facilities. We believe that we are the first company to develop and offer a simple soil-less indoor growing system for the mass consumer market.

Typical hydroponic manufacturers offer a range of equipment and accessories through distributors or small independent “hydro-shops” in a trade-oriented manner similar to plumbing or electrical suppliers. Purchasers typically mix and match equipment from various suppliers in an “a la carte” fashion to individually customize a large system that they then assemble on their premises. We believe that these products are substantially more expensive than the selling prices of our products.

We believe that our simplified and complete kitchen garden systems and current and planned methods of distribution offer significant benefits from these traditional hydroponic industry practices.  However, we recognize that there are companies that are better funded and have greater experience in producing hydroponic products in commercial markets, including, but not limited to, companies such as General Hydroponics and American Hydroponics. These companies could potentially decide to focus on the consumer market with competing products. We could also potentially face competition from gardening wholesalers and large and profitable soil-based gardening companies, including, but not limited to, the Burpee Seed Company and Gardener’s Supply Company, should they decide to produce a competitive product. These companies may have better consumer acceptance and may be better funded than us.

Manufacturing

We manufacture our products using contract manufacturing sources, which are supervised by our internal engineering and manufacturing teams. Our bio-grow seed pods are currently produced and assembled in our laboratory facilities in Longmont, Colorado.

We signed a tri-party manufacturing agreement with Source Plus, Inc. (“Source Plus”), an Alabama corporation, and Mingkeda Industries Co., Ltd. (“Mingkeda”), a Chinese company, for the manufacture of our kitchen garden systems and accessories. Source Plus assisted us in identifying companies in China that had the capability to manufacture our kitchen garden systems. Source Plus advanced monies to Mingkeda for tooling and molds to build our products. To reimburse Source Plus for advances to Mingkeda for tooling, we issued 62,000 shares of our common stock to Source Plus in October 2005 and recorded a $310,000 asset for tooling. Source Plus is also obligated to provide us with quality control inspection services at Mingkeda’s factory. Mingkeda has informed us that it can currently produce 15,000 kitchen garden systems per month and will eventually be able to produce approximately 25,000 kitchen garden systems per month with our existing set of tools. As of March 31, 2007, we have received approximately 85,000 units from Mingkeda with over 20,000 additional units in process. Mingkeda estimates that it can add the additional set of tools and presses within 60 to 90 days following our notification.

We have completed two sets of tooling with a second contract manufacturer, Main Power Electrical Factory Ltd., which is located in China (“Main Power”). During the first calendar quarter of 2007, AeroGrow began receiving delivery of production units built by Main Power. Production capacity at Main Power is estimated to be 50,000 units per month for each set of tools.

We produce and assemble our bio-grow seed pods in our laboratory facilities in Longmont, Colorado. The seed pods and kitchen garden systems are shipped to a fulfillment center in Chino, California. A third party service provider provides warehousing, order fulfillment, and shipping for our products.

Product Returns and Warranties

 We have had limited sales to date and thus, have limited experience dealing with returns. We currently process returns at a third party distribution center and at our facilities in Longmont, Colorado. We anticipate that we will send unopened returned products back into inventory and repair defective products to sell as refurbished products. We are also utilizing a “Destroy in Field” methodology for certain customers as the cost of shipping the return, if used, does not justify the value of the recovered unit. In these cases, the customer is required to cut the power cord ands send it back to obtain a credit.  Our manufacturers will provide us at no charge with replacement part assemblies for products which are deemed defective due to materials or manufacturing complications. We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.

Intellectual Property

We have filed 19 patent applications in the United States to protect our technologies and products. These applications are for:

•
seed germination pods that transport, support and germinate seedlings in aeroponic or hydroponic devices and support the growth of the plant to maturity, filed in November 2003, application serial number 10/714,786, and responding to examiner’s third action,

•
use of infrared beams to measure plant roots which creates a basis for the regulation of nutrients, oxygen and plant growth, filed in December 2003, application serial number 10/748,321, and responded to examiner’s second action,

•
PONDS (passive, osmotic nutrient delivery system) technology, which is a nutrient delivery system using no moving parts, filed in March 2005, application serial number 11/079,054, and responding to examiner’s first action,

•	RAIN (rain-aerated ionized nutrient) system technology, which hyper-oxygenates and ionizes plant roots in AeroGrow’s kitchen garden systems, filed in March 2005, application serial number 10/528,110,

•	rainforest growing dome for maximizing germination, filed in April 2005, application serial number 11/098,176, and responded to examiner’s second action,

•	growing basket for optimizing liquid and nutrient delivery, filed in April 2005, application serial number 11/111,553, and responding to an office communication,

•	methods for growing plants using seed germination pods, filed in April 2005, application serial number 11/112,269, and responding to examiner’s third action,

•	devices and methods for growing plants by measuring liquid or nutrient usage rate, the adaptive growth learning technologies, filed in December 2005, application serial number 11/321,368,

•	time-release oxygen generating nutrient compositions and methods for growing plants, filed in December 2005, application serial number 11/321,910,

•	pH buffered plant nutrient compositions and methods for growing plants, filed in December 2005, application serial number 11/321,023,

•	apparatus and methods for delivering photoradiation to plants, filed in June 2006, application serial number 60/814,853,

•	smart garden devices and methods for hydroponic gardens, filed in June 2006, application serial number 11/455,364,

•	indoor gardening appliance, filed in August 2005, application serial number 29/235,880, and responded to request for information

•	master gardener baskets and methods for growing plants, filed in August 2006, application serial number 60/840,575,

•	devices and methods for growing plants, filed in January 2007, application serial number 11/653,121,

•	indoor gardening appliance, filed in January 2007, application serial number 29/271,260,

•	indoor gardening appliance, filed in January 2007, application serial number 29/271,209

•	indoor gardening appliance, filed in January 2007, application serial number 29/271,259, and

•	systems and methods for controlling liquid delivery and distribution to plants, filed January 2007, application serial number 11/654,164.

We believe that the technology covered by these patent applications does not infringe on issued patents owned by others. We believe that if we fail to receive patents for any one of these patent applications, our operations will not be materially, adversely affected. We believe that failure to obtain patents, however, will make it easier for competitors to bring competitive products to market. If such competitive products performed better and/or were marketed by companies with greater financial and distribution resources than us, such competitive products may adversely affect our operations. In addition to the patents being sought, we maintain some crucial information about our products as trade secrets. The inventions under the patent applications have not been granted patents, and there can be no assurance that patents will be granted.

We have filed 36 trademark applications in the United States (7 of which have been allowed) and 3 trademark applications designating 33 countries, which we intend to prosecute to protect our products and brand equity. The applications are for:

•	Farmers Market Fresh, filed in July 2005, application serial number 78671280, and allowed,

•	Kitchen Harvest filed in December 2005, application serial number 78781094,

•	AeroGarden filed in December 2005, application serial number 78781935, and allowed,

•	Farmer’s Market in Your Kitchen, filed in March 2006, application serial number 78836826, and allowed,

•	Bio-Dome, filed in March 2006, application serial number 78836718, and allowed,

•	AeroPod, filed in March 2006, application serial number 78836577, and allowed,

•	AeroGarden, filed in Mexico in June 2006, application serial number 790722, and responded to examiner’s first action,

•
AeroGarden, filed in 31 countries under the Madrid Protocol in June 2006, application serial number A0005030, and received a general statement of grant of protection, received notices that protected in Australia and Norway, received office action in Korea

•	AeroGarden, filed in Canada in June 2006, application serial number 1,305,822, and allowed,

•	International Gourmet, filed in May 2006, application serial number 78874379, and allowed,

•	Farmer’s Market Fresh, filed in May 2006, application serial number 78882877, and responded to examiner’s first action,

•	AeroGrow, filed in April 2005, application serial number 78614573, responded to examiners first action and suspended,

•	GrowNow, filed in August 2006, application serial number 78955692, and responded to examiner’s first action,

•	Green Thumb Guarantee, filed in September 2006, application serial number 77007729, and responding to examiner’s first action,

•	BioTransport, filed in September 2006, application serial number 77009465, and responding to examiner’s first action,

•	Herb Appeal, filed November 2006, application serial number 77045636, and responding to examiner’s first action,

•	Strawberry Patch, filed November 2006, application serial number 77045993, and responding to examiner’s first action,

•	Sweet Rubies, filed December 2006, application serial number 77058522, and published

•	Plug & Grow, filed December 2006, application serial number 77058534, and responding to examiner’s first action,

•	Even Better Than Organic, filed December 2006, application serial number 77070519, and responding to examiner’s first action,

•	AeroGarden, filed December 2006, application serial number 77073259, and responding to examiner’s first action,

•	AeroGarden, filed December 2006, application serial number 77073339, and responding to examiner’s first action,

•	AeroGarden, filed December 2006, application serial number 77073345, and responding to examiner’s first action,

•	AeroGarden, filed December 2006, application serial number 77073362,

•	AeroGarden, filed December 2006, application serial number 77073424, and received examiner’s amendment

•	AeroGarden, filed December 2006, application serial number 77073448, and received examiner’s amendment

•	Herb ‘n Serve, filed January 2007, application serial number 77095536

•	Chef in a Box, filed March 2007, application serial number 77127173, and received examiner’s amendment

•	Adaptive Growth Intelligence, filed March 2007, application serial number 77129677, and received examiner’s amendment

•	Wall Farm, filed March 2007, application serial number 77129806, and examiner’s amendment

•	Wall Garden, filed March 2007, application serial number 77129826, and received examiner’s amendment

•	Pet Net, filed March 2007, application serial number 77130024, and received examiner’s amendment

•	Ultimate Kitchen Gardener, filed March 2007, application serial number 77132449, and received examiner’s amendment

•	Ultimate Kitchen Garden, filed March 2007, application serial number 77132485, and received examiner’s amendment

•	Edible Pantry, filed March 2007, application serial number 77142761

•	Produce Pantry, filed March 2007, application serial number 77144237

•	Get The Garden, filed April 2007, application serial number 77154135

•	Veg-e-Garden, filed May 2007, application serial number 77170403

•	Florist in a Box, filed May 2007, application serial number 77185032

Each of our employees, independent contractors and consultants has executed assignment of application agreements and nondisclosure agreements. The assignment of application agreements grant us the right to own inventions and related patents which may be granted in the United States. The nondisclosure agreements generally provide that these people will not disclose our confidential information to any other person without our prior written consent. We have also obtained, both domestically and internationally, the domain names for AeroGrow.com, AeroGarden.com, AeroGarden.net, AeroGarden.tv, AeroGarden.biz, and Getthegarden.com, among others.

Governmental Regulation and Certification

We believe that we are complying with United States regulations concerning the shipping and labeling of seeds and nutrients. Currently, the components for the kitchen garden system are UL certified. We have filed initial applications for UL certification and ETL certification for the kitchen garden system as a whole and anticipate completion within 60 days. These certifications confirm that the products have been tested and conform to a recognized level of fire and other safety standards for consumers. Such independent third party certification is required for sales of products through many major retailers.

We believe that our costs and effects of compliance with environmental laws will not be material.

Personnel

As of March 31, 2007, we employed approximately 71 persons - 59 full-time and 12 part-time. In addition, we contract for the services of part-time and project consultants on an “as needed” basis. We believe that our employee relations are good. We also believe that we will hire additional employees and/or consultants in the future as our operations grow. We outsource some activities, in whole or part, such as manufacturing, telemarketing, public relations, infomercial production, fulfillment, and shipping.

ITEM 2.  DESCRIPTION OF PROPERTY

On July 27, 2006, we entered into a lease with Pawnee Properties, LLC to consolidate our operations, other than our seed kit manufacturing operations, into a 21,012 square foot office space at 6075 Longbow Drive, Boulder, Colorado 80301. The initial rent is $15,759 per month, plus our proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

We also rent storage and manufacturing space in Longmont, Colorado, pursuant to a month-to-month rental agreement. Effective April 1, 2007, the space rented was increased from approximately 11,000 square feet to 22,000 square feet and the monthly rental was increased from $5,600 to $10,100. AeroGrow uses this space to manufacture our seed pods.

While our facilities appear adequate for the foreseeable future, we may add space to meet future growth as needed. Upon expiration of our current leases, we believe that we will be able to either renew our existing leases or arrange new leases in nearby locations on acceptable terms. We believe that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS
To the best of our knowledge, there are no legal proceedings pending or threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

From January 8, 2007 through June 12, 2007, our common stock traded on the Over-the-Counter Bulletin Board (“OTC BB”) using the trading symbol is AGWI.OB. Beginning June 13, 2007, our common stock began trading on the NASDAQ Capital Market using the trading symbol AERO. The closing price of our common stock on May 31, 2007 was $6.90.

Holders of Record

As of May 31, 2007, we had approximately 775 holders of record of our common stock.

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

Lock Up Restrictions

In conjunction with the closing of the Merger with Wentworth in February 2006, the former stockholders of Wentworth holding an aggregate of 396,813 shares of common stock, AeroGrow stockholders (including all shares of AeroGrow held by our current officers and directors) holding an aggregate of 4,792,428 shares of our common stock, and 1,831,067 shares of common stock underlying our warrants and options entered into lock up agreements under which they are prohibited from selling or otherwise transferring: (i) any of their shares of common stock for a period of 12 months following the effective date of the registration statement (“Initial Lock Up Period”) that registers their shares for resale, and (ii) 50% of their shares of common stock after the expiration of Initial Lock Up Period until the date which is 18 months after the effective date of the registration statement filed by us.  The registration statement went effective on December 22, 2006.

There are 544,428 shares of common stock held by investors in our Colorado intrastate offering (“Colorado Offering Shares”) and 553,642 shares of other outstanding common stock that are not subject to lock up restrictions and are freely tradable without restriction depending on how long the holders thereof have held these shares in accordance with the requirements of Rules 144 and 701.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following plan of operation provides information which our management believes is relevant to an assessment and understanding of our business, operations, and financial condition. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors.”

Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic garden systems. Since formation and through our development stage that ended March 1, 2006, our principal activities consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. We have completed development of our initial kitchen garden systems and related “bio-grow” seed pods and have contracted with a third-party manufacturers who have commenced production activities. We began sales activities as of March 2006. As of March 31, 2007, we had manufactured and taken delivery of over 140,000 units of our kitchen garden systems and had manufactured over 400,000 seed kits. We commenced initial marketing and distribution of our products during March 2006, and have expanded these marketing efforts to encompass retail, home shopping, catalogue, international, and direct to consumer sales channels. Prior to March 2006 when we commenced sales of our aeroponic garden systems, we were considered a Development Stage Enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Our Critical Accounting Policies

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. When we are the manufacturer, we include in inventory costs raw materials, labor and manufacturing overhead. We record the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ARB No. 43, Chapter 4, “Inventory Pricing.” A majority of our products are manufactured overseas and are recorded at cost.

We will determine an inventory obsolescence reserve based on historical experience and will establish reserves against inventory according to the age of the product. As of March 31, 2007 and March 31, 2006 we had determined that no inventory obsolescence reserve was required.

Revenue Recognition
We recognize revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fees are fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, we did not record $451,898 of revenue as of March 31, 2007 related to the unpaid balance due for orders shipped in conjunction with our direct sales to consumers because the consumer has thirty-six days to evaluate the product paying the shipping and handling costs for such products before making the required installment payments after the expiration of the thirty-six day trial period. We also, as of March 31, 2007, did not record $135,459 of product costs associated with the foregoing revenue because the customer is required to return the product in order to cancel further billing, and therefore we are able to recover these costs through resale of the goods. The liability for sales returns are estimated based upon historical experience of return levels.

We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentives are offered. Additionally, certain incentive programs require us to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2007 and March 31, 2006, we had accrued $65,385 and $0, respectively, as our estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.  Both manufacturers of our products provide replacement parts for any defective components free of charge for up to 2% of the total units purchased.  Based upon the foregoing, we have recorded a provision for potential future warranty costs of $15,393 as of March 31, 2007. There was no provision required as of March 31, 2006.

We reserve for potential returns from customers and associated refunds or credits related to such returns based upon historical experience. As of March 31, 2007, we have recorded a reserve for customer returns of $238,569. There was no provision required as of March 31, 2006.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in sales.

Stock Based Compensation
 In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006 and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has increased net loss by $560,859 and $3,315,840 for the year ended March 31, 2007 and the three month transitional period ended March 31, 2006, respectively, as compared to using our prior method under APB 25.

Registration Rights Penalties
             The holders of securities issued in the our 2006 Offering and 2005 Offering (see Note 4 to our Financial Statements) had registration rights for the common stock and for the common stock underlying the convertible debt and the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock are payable in shares of our common stock under certain circumstances and are equal to 1% of the amount of the outstanding convertible debt per 30-day period up to a maximum of 24% and 1% of the amount of the investment in the 2006 Offering up to a maximum of 18%. In each case, the amount is payable in shares of our common stock valued at a rate of $2.00 per share. We elected to recognize the impact of such registration rights penalties as incurred, which commenced after July 23, 2006. We completed the registration of the foregoing securities on December 22, 2006 and recognized five months of penalty, resulting in the recording of 332,876 shares of common stock to be issued at a value of $5.00 for a total of $1,664,380. On December 21, 2006, the FASB Financial Statement Publication (“FSP”) EITF 00-19-2 that addresses the accrual and accounting for registration rights penalties became effective immediately. This FSP addresses the proper accounting of similarly arranged registration rights agreements entered into after the effective date of December 21, 2006.  The Company adopted EITF 00-19-2 as of its effective date and does not expect the adoption to be significantly different from our current policy.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109 , “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 may have on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We believe the adoption of this pronouncement will not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157.” We will adopt SFAS 159 in the fiscal year beginning April 1, 2008. The adoption of this statement is not expected to have a material effect on our financial statements.

Plan of Operation

Having launched our products through multiple channels including retail, home shopping, catalogue, international and direct to consumer sales, our objective over the next 12 months will be to expand our marketing efforts in each of these channels for our kitchen garden systems and peripheral products. Our infomercial, a 30-minute video presentation of the product, has been airing on national cable and local broadcast television stations since September 2006 and we anticipate continued airings through the balance of calendar year 2007.

We are also expanding our product development activities to sustain operations beyond our initial product offerings. Development has begun and, in some cases has been completed, for final design and tooling of new models of our AeroGarden kitchen appliances, including models that offer additional features and finishes which are designed for higher price points than our current system, as well models which will have smaller growing capacities and require smaller counter space, designed to sell for lower price points. These lower priced products may be introduced into specialty channels of distribution such as toy channels for a children’s garden, coffee shops for a tea garden, office channels for desktop garden, etc. We also continue to enhance our offerings of seed kits and accessories, with available seed kits growing from the six that were available in March 2006 to over 20 by March 2007, including the sale and distribution of live strawberry plants developed to grow in the AeroGarden system. We have also expanded our line of accessories to include the wall garden, a shelving unit that enables users to mount from one to three AeroGardens systems on the wall vertically in less than 16 inches. Consumers can mount up to three of these wall gardens next to each other using only one electrical outlet (collectively know as “The Wall Farm”), allowing consumers to grow a large abundance of fresh homegrown produce year round. We have also developed and launched our Herb N Serve, a battery operated mixer/blender designed to allow the consumer to make salad dressing using herbs from the AeroGarden and serve it from the same container.

We have completed development of many of our marketing materials, including infomercials and short form (60 and 120 seconds) television commercials, multiple websites, product brochures, retail packaging, point of purchase displays and other retail collateral materials and public relations kits. We continue to dedicate financial and management resources to the improvement of our marketing and sales materials and processes.

Manufacturing

We manufacture our products using contract manufacturing sources that are supervised by our internal engineering and manufacturing teams. Our bio-grow seed pods are currently manufactured and assembled in our production facilities in Longmont, Colorado.

On September 30, 2005, we entered into a manufacturing agreement with Source Plus, Inc. (“Source Plus”) an Alabama corporation, and Mingkeda Industries Co., Ltd. (“Mingkeda”), a Chinese company located in the Guangdong Province of China that has primarily manufactured light fixtures in the past. Under the terms of this agreement, Source Plus advanced monies to Mingkeda for tooling and molds to build our products. To reimburse Source Plus, we issued 62,000 shares of our common stock to Source Plus in October 2005 and recorded a $310,000 asset for tooling, which we will depreciate over a period of three years to reflect the estimated useful life of the tooling. AeroGrow and Source Plus have agreed to certain selling restrictions on our sale of common stock. Further, in return for a $0.50 per unit price concession from Mingkeda for products we purchase, we issued 10,000 shares of our common stock to Mingkeda in October 2005. These shares are subject to the same selling restrictions as the stock issued to Source Plus. AeroGrow recorded a $50,000 expense for inventory which we charged to cost of sales during the initial year.

This agreement provides for payment of the purchase price of products manufactured by Mingkeda as follows: 30% paid 25 days prior to shipment, 50% paid upon shipment, and the remaining 20% paid 20 days after shipment. The purchase price is determined based upon a fixed percentage for profit (14% for light bulbs, 29% for all other products); overhead and labor are applied to actual component costs. We have also agreed to pay to Source Plus a commission of 2% of the total purchases of the product with such payments to be made using the same proportions as our payments to Mingkeda. In addition, Source Plus is entitled to receive 2% of all our purchases of kitchen gardens, from all sources, for a period of 18 months from the date of the initial shipment from Mingkeda. Mingkeda will manufacture and ship the products as and when required by us and will maintain an agreed level of quality. Currently, Mingkeda has the capacity to produce 15,000 per month and has agreed to develop sufficient capacity to manufacture up to 25,000 kitchen garden systems per month. We will have the right to audit Mingkeda’s manufacturing performance periodically and maintain an agent in the Mingkeda plant to inspect our production.

The manufacturing agreement with Mingkeda and Source Plus provides for protection of our intellectual property rights. Under the agreement, Source Plus is specifically responsible for working as the liaison between us and Mingkeda with responsibility for oversight of quality control in the manufacturing of the products, review of specifications and Mingkeda’s compliance, monitoring of order fulfillment, and similar tasks related to quality of the finished goods. Source Plus receives a 2% commission for their work. Mingkeda manufactures the product to our specifications at a predetermined line item component and assembly cost that will not change unless there are changes in exchange rate or cost of raw materials. We must approve changes in cost.

In order to diversify our risk from having a single manufacturer, as well as provide for capacity beyond that of Mingkeda, we identified and commenced production with an additional contract manufacturing source, Main Power Electrical Factory Ltd (Main Power). We have completed two sets of tooling with Main Power for a production capacity of 100,000 per month of our original kitchen garden units. We have also developed, through Main Power, tooling for a new model, the AeroGarden Pro100, which features a stainless steel accented finish as well as our Adaptive Growth technology. During the first calendar quarter of 2007, we began receiving delivery of production units built by Main Power. Purchasing terms with Main Power are 100% payment upon shipment through commercial bills of exchange. As of March 31, 2007, we have recorded $289,335 in tooling costs related to tooling at Main Power for two models of our AeroGarden. We have paid Main Power $35,736 in deposits toward tooling costs, and we owe $35,736 in additional deposits, we have amortized $7,968 of tooling costs to date and have an additional $210,296 due as of March 31, 2007 to be amortized at the rate of $0.20 per unit.

In addition, we have increased research and development and production capacity for seed kits for our kitchen garden systems at our facility in Longmont, Colorado. We expect to continue to dedicate financial and management resources to the improvement of operating efficiencies and production capacity at this facility.

Retail Marketing and Sales

We began testing various direct marketing advertisements during the third and fourth calendar quarter of 2006 including:

•  60-second television commercials,

•  30-minute infomercials,

•  home shopping networks, and

•  Internet advertising.

We have been airing our infomercial we produced on national cable and broadcast television, spending approximately $2.0 million in media through March 31, 2007. We expect that the exposure for our products that will be generated from the infomercial and other direct response marketing advertising will broaden the AeroGarden brand and product recognition in all channels of distribution.

In July 2006, the AeroGarden was featured on QVC, the world’s largest television retailer, and had multiple additional airings since that time, including an airing in April 2007 which featured the Pro100 model of AeroGarden throughout QVC’s broadcast day, a promotion known as “Today’s Special Value” or “TSV.”

We have expanded our presence in catalogues from our catalogue launch partner, Frontgate, to multiple catalogues including Brookstone, Plow and Hearth, Improvements and others, all of which we believe add to the growing consumer recognition of their products. We also continue to expand our retail distribution with over 1,350 retail stores to date carrying AeroGarden products nationwide in multiple channels including housewares, culinary, lawn and garden and department stores. Included in the foregoing is Linens ‘n Things with other chain wide distribution anticipated for the remainder of calendar 2007 including JC Penney’s, Sears and others. The AeroGarden has received recognition from retailers such as Amazon.com whose customers voted the AeroGarden the “Most Wished For” home and garden product of 2006, the media, including features in nationally recognized television shows such as the “Today Show” and the “Ellen Degeneres” show and the housewares industry, with the AeroGarden receiving "Best in Category" from the International Housewares Association in the "Food Preparation" category based upon the AeroGarden’s innovative technology, user benefits and market response.

We have developed a nationwide network of manufacturer sales representative organizations with experience in each of these retail categories to manage sales activities for these channels. These sales representatives are independent contractors compensated by commission based on the sales they generate. Although our gross profit margins will be lower when selling through retail channels, we will not incur the relatively higher advertising costs associated with our direct response marketing. Our ability to continue to expand and maintain sales through retail channels will depend on the success of our public relations and direct marketing campaigns in generating awareness for our products, the retailers’ ability and willingness to merchandise our products, and continued consumer acceptance for our kitchen garden systems.

Distribution

Through December 31, 2006, we had contracted with a third party service provider in Reno, Nevada to fulfill, store and ship our products. As of January 1, 2007, we terminated our relationship with the company in Reno, Nevada and relocated our warehousing and fulfillment to a new third party facility,Motivational Fulfillment and Logistics Services (“Motivational”), located in Chino, California. We believe this change has reduced inbound and outbound freight costs as well as fulfillment and handling charges and reduced time to market as a result of our location near the major sea ports of Los Angeles and Long Beach, California. Motivational provides warehousing, order packing, and shipping for the products sold (through both direct response channels and retail channels) on primarily a variable cost basis. Costs for warehousing, order packing, and shipping for the products sold through direct response channels are included in the shipping and handling charge paid by the direct response purchaser. For retail distribution, the costs for warehousing, order packing, and shipping are lower because of the efficiencies gained in shipping larger quantities per order. Freight costs will vary significantly depending upon quantity ordered and destination, but range from 3% to 5% of sales net of reimbursement from customers. A different third party service provider, Web-Ideals LLC, also provides payment processing, database management, and customer support services for direct response sales. We manage the majority of our consumer and retailer customer support from our own call center facilities located in our headquarters in Boulder, Colorado.

We have contracted with a telemarketing company, LiveOps, Inc. to provide operators who will take calls from consumers responding to our direct response marketing. This contract may be cancelled upon 30 days notice. These orders and the orders received on our website are provided to our third party service provider daily to be fulfilled. Telemarketing costs per order are approximating 4% of direct response sales.

International Sales

We have begun to build our international distributor network and have entered into agreements with distributors in Japan, Mexico and Canada. On September 1, 2006, we retained the services of a consultant in London to assist in developing our international distributor network in Europe and Asia. We anticipate finalizing distribution agreements in key markets such as Germany and the United Kingdom by the end of September 2007 and have obtained electrical approvals and seed kit customs clearance for our kitchen garden products, enabling distribution to commence in Europe and Japan during the early part of the third calendar quarter of 2007. The terms of our international agreements generally provide for a test period commencing from the first shipment of product, usually around 90 to 120 days, during which the distributor will air the infomercial and otherwise evaluate the product potential in their market. Thereafter, if electing to go forward, the distributor will be subject to minimum purchase requirements on a quarterly or semi-annual basis based upon the size of the market and the distribution channels granted the distributor in the market.

Inflation and Seasonality

We do not expect inflation to have a significant effect on our operations in the foreseeable future. Because our kitchen garden systems are designed for an indoor gardening experience, it is likely that we may experience slower sales in the United States during June through September when our consumers may tend to garden outdoors. In addition, we had increased sales during the holiday season in the fourth calendar quarter. We have had only one year of operations, but it does appear that we have some seasonality.  We intend to sell to our international distributors in US Dollars thereby minimizing effects from currency fluctuations. Our purchases from China may be affected by changes in valuation of the US Dollar as compared to the Chinese Yuan.

Results of Operations

The year ended March 31, 2007 represented our first full year of revenues from operations. Initial shipments of our products began in March 2006.  The following table sets forth, as a percentage of sales, our quarterly financial results for this first 12 months of operations:

	Three months ended
	31-Mar-07	31-Dec-06	30-Sep-06	30-Jun-06
Revenue
Product sales- retail	65.1%	67.2%	77.6%	84.4%
Product sales- direct to consumer	34.9%	32.8%	22.4%	15.6%
Total sales	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of revenue	56.3%	67.5%	80.3%	82.2%
Research and development	8.8%	14.4%	39.7%	52.9%
Sales and marketing	44.0%	40.5%	132.0%	116.9%
General and administrative	21.4%	21.5%	75.1%	104.1%
Total operating expenses	130.5%	143.9%	327.1%	356.1%

Loss from operations	-30.5%	-43.9%	-227.1%	-256.1%

For the year ended March 31, 2007, net sales totaled $13,144,037.  In the prior period, which was a transitional three-month period ended March 31, 2006, we recorded our first sales of $35,245. Direct sales are generated as a result of airings of our infomercial, our websites and other direct to consumer advertisements. Retail sales are generated through sales to “brick and mortar” retailers, catalogues and home shopping companies who in turn sell to consumers. In regard to our direct sales, we offer our direct customers thirty-six days to evaluate the product (“Trial Sales”) paying only the shipping and handling costs for such products before making the required installment payments after the expiration of the thirty-six day trial period. Accordingly, we did not record $451,898 of revenue as of March 31, 2007 related to the unpaid balance due for orders shipped in conjunction with these Trial Sales. Also, as of March 31, 2007, we did not record $135,459 of product costs associated with the foregoing Trial Sales because the customer is required to return the product and we are therefore able to recover these costs through resale of the goods.

During the year ended March 31, 2007, we had two retail customers who accounted for 15% ($1,962,968) and 10% ($1,303,899), respectively, of our net sales.

Cost of revenues for the year ended March 31, 2007 totaled $8,404,507 representing 64% of revenues for the year. Cost of revenues include product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers and duties and customs applicable to products imported. Throughout the initial year of our product launch, we were able to improve both manufacturing costs and transportation costs as evidenced by the above table. Included in cost of revenue for the year ended March 31, 2007 are costs associated with expedited shipping of approximately 15,000 of our AeroGarden units from our factory in China by air rather than by sea in order to expedite our initial deliveries in April 2006, and to satisfy customer demands in the November/December 2006 holiday timeframe at an incremental airfreight cost of $27 per unit, as well as airfreight costs associated with expediting components parts for our seed kits in the January  2007 timeframe for a total of additional freight cost of approximately $490,000. We also experienced higher than anticipated costs in the startup of our seed kit manufacturing operations which improved throughout the year ended March 31, 2007 as efficiencies in manufacturing seed kits due to improvements in both process and volume were realized.With the additional factory capacity that enables more efficient component purchasing, manufacturing cost reductions related to integration of electrical components, relocation of our distribution facilities to California improving inbound and outbound freight costs and the ability to maintain adequate inventory levels thereby avoiding air  freight costs, we anticipate further reductions in costs of revenues in the next 12 months.

Gross margins vary based upon the factors impacting cost of revenue discussed above as well as the ratio of direct sales versus retail sales. In a direct to consumer sale, we recognize as revenue the full purchase price for the product as opposed to retail sales, where we recognize as revenue the wholesale price for the product charged to the retailer. Media costs associated with direct sales are included in sales and marketing costs. Gross margins for the year ended March 31, 2007 were $4,739,530 representing 36% of revenues. Affecting gross margins for the year ended March 31, 2007, as discussed above, were airfreight costs of $490,000, reducing gross margins by 4%. With the addition of the new manufacturing capability, we expect to have sufficient manufacturing capacity to avoid such airfreight costs in the future. There are further reductions possible from obtaining regulatory approval to produce selected seed kits in China to be shipped with the AeroGarden which would result in up to 60% cost savings for such seed kits as compared to current manufacturing costs in Colorado. At present no assurances can be given that such regulatory approval can be obtained.

Sales and marketing costs for the year ended March 31, 2007 totaled $7,117,613. Sales and marketing costs for the year ended March 31, 2007, the three-month transitional period ended March 31, 2006 and the year ended December 31, 2005 include all costs associated with the marketing sales and distribution of our products and consists of the following:

	Year ended	Three month transitional period ended	Year ended
	March 31,	March 31,	December 31,
	2007	2006	2005
Advertising	$2,125,111	$30,000	$-
Salaries and related costs	1,672,877	94,832	109,370
Stock based compensation	363,227	1,724,940	-
Infomercial production costs	767,599	181,060	63,635
Sales commissions	556,531	-	-
Consulting fees	408,465	224,500	-
Public relations	235,608	124,195	173,085
Telemarketing	168,572	-	-
Other	819,623	169,056	237,807
	$7,117,613	$2,548,583	$583,897

Advertising is primarily comprised of media costs for airing of the our infomercial which we consider a key component of our marketing strategy in that in helps build awareness and therefore consumer demand for all channels of distribution as well as generating revenues from direct to consumer sales. We anticipate continued airing of our current infomercial through December 2007. Salaries and related costs consist of salaries, payroll taxes, employee benefits and other payroll costs for our sales, customer service operations, graphics and marketing departments. Stock based compensation represents charges related to the granting of stock options and grants to employees and consultants that service the foregoing departments.  Infomercial production costs represent costs related to the development, production, editing and revision of our thirty minute infomercial and short form (0:60 and 1:20 second) television commercials. We intend to produce and test market at least two new infomercials for products in development for airing in calendar year 2008. Sales commissions represent commissions 7% of collections from net sales paid to sales representative organizations that assisted us in opening and maintaining our retail customers. We have recently renegotiated the agreements with our sales representative organizations to sliding scales based upon the size of the customers and, as a result, anticipate the aggregate percentage rate of these commissions to decline in the next 12 months.

General and administrative costs for the year ended March 31, 2007 totaled $4,050,312. General and administrative costs for the three month transitional period ended March 31, 2006 and the year ended December 31, 2005 were $2,010,907 and $2,923,792, respectively. Included in general and administrative costs for the year ended March 31, 2007 were $356,720 in stock based compensation related to employee stock option and restricted stock grants, $362,830 in legal fees and $322,541 of consulting fees. For the three month transitional period ended March 31, 2006, general and administrative costs included $1,332,540 in stock based compensation related to employee stock option and restricted stock grants.

Research and Development

During the year ended March 31, 2007 we incurred $2,113,255 in research and development costs, inclusive of $336,482 in compensation relating to the granting of restricted stock and stock options during the year. During the three-month transitional period ended March 31, 2006, we incurred $978,539 in research and development costs, inclusive of $573,916 in compensation relating to the granting of stock options granted March 28, 2006.  During the year ended December 31, 2005, we incurred $1,578,833 in research and development costs. We initially focused our efforts on determining if an aeroponic product could be developed for consumer use in the home at attractive prices.  We then focused on developing the design, technology and various prototype models.  In addition, we set up a greenhouse and laboratory to measure the success of growing herbs, vegetables and flowers with various seeds, cuttings and nutrients under different lighting conditions.  Finally, we filed patent applications for certain of the technology used in our kitchen garden systems.

In the next 12 months we intend to continue researching and developing new product designs and product extensions including, but not limited to, nutrient delivery systems and additional seed varieties for our seed kits.  We have also begun development of a methodology to cultivate and ship live “starter” plants in the grow pod mediums that will be able to grow in our kitchen garden systems. We started market testing this process with strawberries during the first quarter of calendar 2007. We have also initiated development of a new aeroponic based technology which utilizes a new form of proprietary seed pod that will facilitate transfer of water using materials that facilitate the transfer of moisture to the seeds without the need of the pump system. This new technology is anticipated to reduce manufacturing costs of our kitchen garden systems with no loss of efficacy. We also plan to introduce a smaller version of our kitchen garden system in the fourth calendar quarter of 2007 using this new technology with a targeted retail price of $99-$129 based on the channel of distribution in which it is sold and the accessory components included with the unit. Partially offsetting future increases in these costs will be cost savings associated with research and development resources available to us through our new manufacturer provided at minimal costs to us including resources for design, prototyping and regulatory approvals.

Liquidity and Capital Resources

On March 12 and March 15, 2007, we completed a private offering of 833,400 units of our common stock and warrants to purchase common stock and on March 29, 2007, we completed a private offering of 333,360 units of our common stock and warrants to purchase common stock (“2007 Offerings”). Each unit consisted of one share of common stock, par value $0.001, and one five-year warrant to purchase one share of common stock at an exercise price of $7.50 per share. The units were sold at a per unit price of $6.00. We raised an aggregate of $7,000,000 from the 2007 Offerings, less a placement agent fee in the amount of $700,000 and approximately $100,000 in other expenses related to the 2007 Offerings. The holders of securities issued in the 2007 Offerings had registration rights for the common stock and for the common stock underlying the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock were payable in cash under certain circumstances and were limited to 1% of the amount of the investment per 30-day period made up to a maximum of 10%. We completed the registration of $5.0 million of the 2007 Offerings on May 11, 2007 and we intend to file a registration statement for the remaining $2.0 million of the 2007 Offerings within the 120 day required time for filing such registration statement.

As of March 31, 2007, we had a cash balance of approximately $5,495,000. We anticipate that existing cash resources will be sufficient for the next 12 months.

We anticipates our principal sources of liquidity during the next fiscal year ending March 31, 2008 will be proceeds from sales of our products. We intends\ to use our working capital principally to purchase inventory, fund media advertising, fund product promotion and trade show costs as well as support ongoing product development, overheads and operational costs. In the event retail and/or direct response sales accelerate more rapidly than currently anticipated, we would need to support this growth through additional asset-based or other debt financing or the raising of additional equity. However, no assurance that such financing will be available on attractive terms or at all.

As of March 31, 2007, we had generated net proceeds of $23,730,751 from the sale of securities.

We have used the funds raised to date to:

•  complete the research and development of our kitchen garden systems,

•  commence manufacturing of one model of our kitchen garden and ten varieties of seed kits.

•  develop our direct response marketing advertisements including one 30-minute infomercial and several 60-second television commercials, and

•  launch our public relations campaign.

• launch our initial products through direct response, retail, catalogue and home shopping distribution channels.

Off-Balance Sheet Arrangements

 We have certain current commitments under operating leases and have not entered into any capital leases or contracts for financial derivative instruments such as futures, swaps and options.

RISK FACTORS

RISKS RELATED TO OPERATIONS

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history upon which you can base your evaluation of our prospects and the potential value of our common stock. We recently have begun to produce our garden systems and seed kits. We are confronted with the risks inherent in a start-up company, including difficulties and delays in connection with the production and sales of our kitchen garden systems, reliance on a small number of products, operational difficulties and our potential under-estimation of production and administrative costs. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations. We expect to incur substantial additional expenses and losses in the further implementation of our business plan. Because we are in the early stages of implementing our business plan, we cannot predict now if we will ever be profitable. We may not be able to improve operations and therefore may not become profitable.

We have incurred substantial losses since inception and may never achieve profitability.

Since we commenced operations in 2002 and through March 31, 2007, we have incurred substantial operating losses. For the year ended March 31, 2007, we had a net loss of $10,386,451; for the transition period of the three months ended March 31, 2006, we had a net loss of $7,543,343; for the 12 months ended December 31, 2005, we had a net loss of $7,717,577. Since inception, our losses from operations have resulted in an accumulated deficit of $29,792,163 as of March 31, 2007. We expect that our operating expenses will outpace revenues for the near future and result in continued losses. The success of our business will depend on its ability to expand sales and distribution of our AeroGarden™ kitchen garden systems to consumers and develop new product extensions and applications.

We are subject to many of the risks common to developing enterprises, including undercapitalization, cash shortages, limitations with respect to financial and other resources, and lack of revenues to be self-sustaining. There is no assurance that we will ever obtain profitability, which may lead to the loss of your entire investment.

If our kitchen garden systems fail to perform properly, our business could suffer with increased costs and reduced income.

Although we have been internally testing our products in our laboratories and with users for over three years, our products may fail to meet consumer expectations. We have only limited experience with returns and have no meaningful history with respect to warranty claims for our products. We may be required to replace or repair products or refund the purchase price to consumers. Failure of our products to meet expectations could:

•  damage our reputation,

•  decrease sales,

•  incur costs related to returns and repairs,

•  delay market acceptance of our products,

•  result in unpaid accounts receivable, and

•  divert our resources to remedy the malfunctions.

The occurrence of any of these events would have an adverse impact on our results of operations.

We will likely need additional capital to fund our growth.

We anticipate that we have sufficient capital to satisfy our requirements for the next 12 months. However, we will likely require additional capital to support our growth and cover operational expenses as we expand our marketing and product development. It is possible that none of our outstanding warrants will be exercised and we will therefore not receive any proceeds therefrom. We may need to issue equity, debt or securities convertible into equity. All of which could dilute the current stock ownership in AeroGrow. If we cannot obtain additional financing on acceptable terms, we may not have sufficient capital to operate our business as planned and would have to modify our business plan or curtail some or all of our operations.

Our intellectual property and proprietary rights are only filed in the United States and give us only limited protection and can be expensive to defend.

Our ability to produce and sell kitchen garden systems exclusively depends in part on securing patent protection for the components of our systems, maintaining various trademarks, and protecting our operational trade secrets. To protect our proprietary technology, we rely on a combination of patents pending (and if granted, patents), trade secrets, and non-disclosure agreements, each of which affords only limited protection. We own the rights to 19 United States patent applications. However, these patent applications may not result in issued patents and even issued patents may be challenged. We are selling our kitchen garden systems prior to receiving issued patents relating to our patent applications. All of our intellectual property rights may be challenged, invalidated or circumvented. Claims for infringement may be asserted or prosecuted against us in the future and e may not be able to protect our patents, if any are obtained, and intellectual property rights against others. Our former employees or consultants may violate their non-disclosure agreements, leading to a loss of proprietary intellectual property. We also could incur substantial costs to assert our intellectual property or proprietary rights against others.

Our current or future manufacturers could fail to fulfill our orders for kitchen garden systems, which would disrupt our business, increase our costs, and could potentially cause us to lose our market.

We currently depend on two contract manufacturers in China to produce our kitchen garden systems. These manufacturers could fail to produce the kitchen garden system to our specifications or in a workmanlike manner and may not deliver the systems on a timely basis. Our manufacturers must also obtain inventories of the necessary parts and tools for production. We own the tools and dies used by our manufacturers. Our manufacturers operate in China and may be subject to business risks that fall outside our control, including but not limited to, political, currency and regulatory risks, each of which may affect the manufacturer’s ability to fulfill our orders for kitchen garden systems. Any change in manufacturers could disrupt our ability to fulfill orders for kitchen garden systems. Any change in manufacturers could disrupt our business due to delays in finding a new manufacturer, providing specifications and testing initial production.

If we are unable to assimilate our new managers and recruit and retain key personnel necessary to operate our business, our ability to successfully manage our business and develop and market our products may be harmed.

           Several of our executive officers have recently joined us and therefore have limited experience in managing our company. In addition, to expand our business we will also need to attract, retain and motivate highly skilled design, development, management, accounting, sales, merchandising, marketing and customer service personnel. We plan to hire additional personnel in all areas of our business. Competition for many of these types of personnel is intense. As a result, we may be unable to successfully attract or retain qualified personnel. Additionally, any of our officers or employees can terminate their employment with us at any time. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

We rely on third parties for a significant portion of our manufacturing, warehouse, distribution, order processing, and fulfillment operations. If these parties are unwilling to continue providing services to us, or are unable to adequately perform such services for us on a cost effective basis, our business could be materially harmed.

 We engage third parties to perform many critical functions. For example, we have outsourced our manufacturing, warehouse, distribution, order processing, and fulfillment operations. Any disruption in our relationship with any of our vendors could cause significant disruption in our business and we may not be able to locate another party that can provide comparable services in a timely manner or on acceptable commercial terms. In addition, no assurance can be made that these relationships will be adequate to support our business as we follow our business plan.

RISKS RELATED TO THE RELEVANT MARKET FOR OUR PRODUCT

Our future depends on the financial success of our kitchen garden systems. Since we are introducing entirely new products without comparable sales history, we do not know if our kitchen garden systems and seed kits will generate wide acceptance by consumers.

We have introduced our kitchen garden systems and seed kits as new products to consumer markets unfamiliar with their use and benefits. In addition, we currently have, and only contemplate having, one product line, indoor garden systems. We cannot be certain that our products will generate widespread acceptance. If consumers do not purchase our products in sufficient numbers, we will not be profitable and you may lose all of your investment. Investors must consider our prospects in light of the risks, expenses and challenges of attempting to introduce new products with unknown consumer acceptance.

Our marketing strategies may not be successful, which would adversely affect our future revenues and profitability.

Our revenues and future depend on the successful marketing of our kitchen garden systems. We cannot give assurance that consumers will continue to be interested in purchasing our products. We plan to use direct marketing to sell our products via television commercials, infomercials, magazine and newspaper advertising, and the Internet. Our infomercials and commercials may not generate sufficient income to continue to air them. If our marketing strategies fail to attract customers, our product sales will not produce future revenues sufficient to meet our operating expenses or fund our future operations. If this occurs, our business may fail and investors may lose their entire investment.

We may face significant competition, and if we are unable to compete effectively, our sales may be adversely affected.

           We believe that our simplified and complete kitchen garden systems and planned methods of distribution offer significant benefits as compared to the traditional hydroponic industry practices. We recognize, however, that there are companies that are better funded and have greater experience in producing hydroponic products in commercial markets, including, but not limited to, companies such as General Hydroponics and American Hydroponics. These companies could potentially decide to focus on the consumer market with competing products. We could also face competition from gardening wholesalers and large and profitable soil-based gardening companies, including, but not limited to, the Burpee Seed Company and Gardener’s Supply Company, should they decide to produce a competitive product. In addition, other consumer products companies could develop products to compete with us. These companies may use hydroponic technologies, and may have better consumer acceptance. Such companies may be better funded than us. If any such competing products are successful, their success may adversely impact us.

RISKS RELATED TO OUR CAPITALIZATION

If an exemption from registration on that we have relied for any of our past offerings of common stock or warrants are later challenged legally, our principals may have to spend time defending claims, and we would then risk paying expenses for defense, rescission and/or regulatory sanctions.

To raise working capital, we offered common stock and warrants in private transactions that we believed to be exempt from registration under the Securities Act, as amended, and state securities laws. In 2004 we also conducted a state registered offering in Colorado of common stock and warrants intended to be exempt from registration under the Securities Act, as amended, as an intrastate offering. However, because we are incorporated in Nevada, the offering did not satisfy all of the requirements for an intrastate offering. This could result in investors or regulators asserting that the Colorado offering and/or the private transactions (if the private transactions were integrated with the Colorado offering) violated the Securities Act. There can be no assurance that investors or regulators will not be successful in asserting a claim that these transactions should not be integrated. In the event that one or more investors seeks rescission, with resulting return of investment funds and interest at a market rate, or that state or federal regulators seeks sanctions against us or our principals, we would spend time and financial resources to pay expenses for defense, rescission awards or regulatory sanctions. The use of funds would reduce the capital available to implement our full plan of operation. No assurance can be given regarding the outcome of any such actions.

There may be substantial sales of our common stock by existing stockholders which could cause the price of our stock to fall.

Future sales of substantial amounts of our common stock in the public market, if one develops, or the perception that such sales might occur, could cause the market price of our common stock to decline and could impair the value of your investment in our common stock and our ability to raise equity capital in the future. As of March 31, 2007, we had 11,065,609 shares of common stock outstanding, of which 4,917,540 shares may be sold without restriction. See the following risk factor for discussion of additional shares that are subject to issuance pursuant to outstanding warrants, options and convertible debt. Of the remaining shares, (i) 580,136 shares issued to stockholders of Wentworth in the Merger  have registration rights, but of these shares, 396,813 shares are subject to lockup restrictions for periods of 12 to 18 months from the effective date of our registration statement declared effective on December 22, 2006 (the "2006 Registration Statement") and the holders of such shares have waived their right to be included in that registration statement in exchange for our obligation to register all such shares as soon as commercially reasonable after the filing of the next quarterly or annual report or after the declaration of effectiveness of the this registration statement, (ii) 332,876 shares were issued under registration rights agreements, (iii) 5,578,740 shares issued prior to December 31, 2005 that have been held more than one year and may be transferred and sold, subject to the restrictions under Rule 144 or Rule 701, depending on the status of the holder and the holding period as well as lockup agreements, (iv) 148,931 shares granted to employees and directors since December 31, 2005 under our 2005 Equity Compensation Plan. Of the shares identified in the last two categories above, 4,642,326 shares are subject to lockup agreements for periods of 12 to 18 months from the effective date of the 2006 Registration Statement. Also, 333,360 shares and 333,360 shares underlying warrants were issued in March 2007 have yet to be registered. The lockup restrictions may be released by an agreement between us and Keating Securities, LLC (“Keating Securities”). The shares of our common stock underlying the convertible notes and the warrants issued or to be issued to the holders of convertible notes are required to be registered for resale by us and are not subject to lockup restrictions. The sales of our common stock by these stockholders having registration rights or even the appearance that such holders may make such sales once a registration statement becomes effective may limit the market for the common stock or depress any trading market volume and price before other investors are able to sell the common stock. Moreover, a number of shareholders have held their investment for a substantial period of time and may desire to sell their shares, which could drive down the price of our common stock.

Our outstanding warrants, options and convertible notes, and additional future obligations to issue our securities to various parties, may dilute the value of your investment and may adversely affect our ability to raise additional capital.

 As of March 31, 2007, we are committed to issue up to 7,066,454 additional shares of common stock under the terms of outstanding convertible notes, warrants, options and other arrangements. There are warrants and options outstanding issued prior to June 30, 2005 that can be exercised for 818,858 shares of its common stock at exercise prices ranging from $0.005 to $15.00 per share. There are 2,143,000 shares of common stock issuable upon exercise of the outstanding warrants issued to investors in our February 2006 private placement offering (the "2006 Offering") exercisable at $6.25 per share. There are 1,166,760 shares of common stock issuable upon exercise of the outstanding warrants issued to investors in our March 2007 private placement offering (the "2007 Offering") exercisable at $7.50 per share.  There are 600,000 shares of common stock issuable upon exercise of outstanding warrants held by the initial holders of the convertible notes with an exercise price of $5.00 per share. There are 594,000 shares of common stock issuable upon exercise of warrants, at an exercise price of $6.00 per share, that were issued to holders that elected to convert notes in the principal amount of $2,970,000. There are 60,000 shares of common stock issuable upon exercise of outstanding warrants issued in 2005 to Keating Securities or its designees in connection with the convertible notes offering with exercise price of $6.00 per share and 214,800 shares of common stock issuable upon exercise of outstanding warrants issued to designees of Keating Securities in the 2006 Offering with an exercise price of $6.25 and 116,676 shares of common stock issuable upon exercise of outstanding warrants issued to designees of Keating Securities in the 2007 Offering with an exercise price of $8.25. As of March 31, 2007, we had granted 1,337,360 options to purchase its common stock pursuant to our 2005 Equity Compensation Plan.

We have historically issued shares of its common stock or granted stock options to employees, consultants and vendors as a means to conserve cash, and we may continue to grant additional shares of stock and issue stock options in the future. As of March 31, 2007, 33,386 shares of common stock remain available for issuance under our 2005 Equity Compensation Plan.

For the length of time these notes, warrants, and options are outstanding, the holders will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may adversely affect the terms upon which we can obtain additional capital. The holders of such derivative securities would likely exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the notes, warrants or options.

The market price of the shares may fluctuate greatly. Investors in AeroGrow bear the risk that they will not recover their investment.

Our common stock began trading on the NASDAQ on June 13, 2007. From January 8, 2007 through June 12, 2007, our common stock traded on the Over-the-Counter Bulletin Board (“OTC BB”) using the trading symbol AGWI.OB. Our trading symbol is AERO. No assurance can be made that an active market will develop on the NASDAQ.  Currently, trading in our common stock on NASDAQ is limited, and the per share price is likely to be influenced by the price at which and the amount of shares the selling stockholders are attempting to sell at any time with the possible effect of limiting the trading price or lowering the price to their offering price. Shares such as ours are also subject to the activities of persons engaged in short selling securities, which generally has the effect of driving the price down. Also, the common stock of emerging growth companies is typically subject to high price and volume volatility. Therefore, the price of our common stock may fluctuate widely. A full and stable trading market for our common stock may never develop in which event any holder of such shares may not be able to sell at the time he elects or at all.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements appear in a separate section at the end of this Annual Report. Such information is incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2006, we dismissed Hein & Associates LLP (“Hein”) as our independent certified public accountants, the former accountants for Wentworth, the company which merged with and into AeroGrow. The decision was approved by our Board of Directors. We are the “successor issuer” to Wentworth I, Inc. within the meaning of Rule 12(g)-3 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and became a Section 12(g) reporting company under the Exchange Act.

The reports of Hein on Wentworth’s financial statements for the fiscal years ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to Wentworth’s ability to continue as a going concern.  During Wentworth’s fiscal year ended December 31, 2005, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein would have caused Hein to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years. Wentworth requested that Hein furnish it with a letter addressed to the Securities and Exchange Commission ("SEC") stating whether or not it agrees with Wentworth’s statements in this Item 4.01(a). A copy of the letter furnished by Hein in response to that request, dated February 27, 2006 which was filed as Exhibit 16.1 to the Form 8-K reporting the change.

Gordon, Hughes & Banks, LLP (“GHB”) have audited our financial statements annually since inception through March 31, 2007. At a shareholder’s meeting held on February 21, 2006, our shareholder’s ratified the appointment of GHB as auditors for fiscal year ending March 31, 2007. During the years ended December 31, 2005 and 2004, and the period from January 1, 2006 through March 31, 2007 there were no disagreements with GHB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHB, would have caused GHB to make reference to the subject matter of the disagreements in connection with its reports on the our financial statements. In addition, none of the events described in Item 304(a)(1)(iv) of Regulation S-K occurred during such periods.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to AeroGrow International Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

 (b) Changes in Internal Controls

We have not made any significant changes to our internal controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 8B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table shows the names and ages of our directors and executive officers and the positions they hold with us. Our bylaws provide that directors are generally elected at our annual shareholders meeting and hold office until the next annual shareholders meeting and until their successors are elected and qualified. Our bylaws provide that the board of directors shall consist of such number of members as the board may determine from time to time, but not less than one and not more than fifteen. Our board of directors currently consists of five individuals. Executive officers are selected by the board of directors and serve at its discretion.

Name	Age	Position with AeroGrow	Serving as a Director Since
W. Michael Bissonnette	58	Chief Executive Officer, President and Director	2002
Richard A. Kranitz	63	Director	2002
Dennis Channer	57	Director	2007
Jack J. Walker	72	Director	2006
Kenneth Leung	62	Director	2006
Mitchell B. Rubin	52	Chief Financial Officer	n/a
Randall Lee Seffren	49	Chief Marketing Officer	n/a

W. Michael Bissonnette is our founding shareholder and has served as chief executive officer, president and a director of AeroGrow since July 2002. Concurrently, he has served as chief executive officer, president, and a director of our former parent company, Mentor Capital Consultants, Inc. since March 2000. Mentor Capital currently has no active operating business. From 1994 through 2000, Mr. Bissonnette was a private investor. From 1989 to 1994, he was the founder, chief executive officer, president, and a director of Voice Powered Technology International, Inc., an international consumer electronics company. From 1977 to 1989, Mr. Bissonnette was the founder, chief executive officer and president of Knight Protective Industries, Inc., an international consumer security products company. Prior to 1977, he was founder, chief executive officer and president of Shagrila Carpets, Inc., a multi-store retailer of commercial and home carpeting. Both Voice Powered Technology International, Inc. and Knight Protective Industries, Inc. specialized in the funding, development, and marketing of technology-based consumer products.

Richard A. Kranitz has been a director of AeroGrow since July 2002. He has also served as a director of Mentor Capital since March 2000. Mr. Kranitz has been an attorney in private practice since 1970, emphasizing securities, banking and business law. From 1990 to the present he has been an attorney in Kranitz & Philipp in Grafton, Wisconsin. Previously, following the death of a partner in 1976, he formed the Law Offices of Richard A. Kranitz. From 1982 to 1983 he also was a member of Fretty & Kranitz and from 1977 to 1978 he was also a member of Habush, Gillick, Habush, Davis, Murphy, Kraemer & Kranitz. He was a member of McKay, Martin & Kranitz from 1973 to 1976, and was employed by Reinhart, Boerner, Van Deuren, Norris & Reiselbach, s.c. from 1970 to 1973. Mr. Kranitz served as Law Clerk to the Honorable Myron L. Gordon in the U.S. District Court (E.D. Wisconsin) from 1969 to 1970. Mr. Kranitz has served as a director of the Grafton State Bank from 1990 to present. He served as a venture capital consultant to, and director of, various companies, and he has served at various times as a director of various professional, civic, or charitable organizations.

Dennis Channer, CPA, CFP, has been a director of AeroGrow since April 16, 2007. Since 2001 to the present, Mr. Channer has been a member of Channer Darmour Yanari, LLC, an investment advisory firm in Boulder, Colorado. From 1999 to 2000 he served as a Senior Consultant and Vice President of Portfolio Management Consultants, Inc., a provider of wealth management services, with over $30 billion in assets under management. From 1996 to 1999 Mr. Channer was a co-founder, Managing Director, and Chairman of the Board of Directors of Investors Independent Trust Company in Boulder, Colorado. From 1992 to 1996 he was the Managing Principal of Channer & Company, an independent investment advisory and financial planning firm. From 1986 to 1992 he worked as the Director of Financial Planning for Acacia Group in Denver, Colorado. From 1981 to 1986 Mr. Channer was a Partner in Thal Channer & Company, CPAs. Before that, he served as an Accounting Manager (Western Interstate Commission For Higher Education, 1979 to 1980); a Controller (Boulder County Department of Human Resources, 1975 to 1978); and an Assistant Controller (Denver Manpower Administration, 1974 to 1975). Mr. Channer was awarded his B.S. in accounting by Metropolitan State College of Denver in 1973.

Jack J. Walker has been a director since the February 23, 2006, annual meeting of shareholders. He has served as president of English & Continental Properties, Inc., a real estate investment and development company, from 1980 to present. From 1976 to 1985, Mr. Walker was president of March Trade & Finance, Inc., a private investment company. From 1974 to 1976, Mr. Walker acquired control of Charles Spreckly Industries, Town & Commercial Properties and Associated Development Holdings. In 1961 he started English & Continental Property Company, and became joint Managing Director of this commercial development company until 1976. Mr. Walker began his career in 1957 as a lawyer in London, England specializing in real estate, financing, international tax, and corporate affairs. Mr. Walker has served as a director of Megafoods Stores Inc. from 1984 to 1993. In addition, since 1975 through the present, he has served as a venture capital consultant to companies on financial and pre-IPO strategies. In addition, he created the Walker Foundation for Charitable Activities and he has served at various times as a director of various professional, civic, and charitable organizations.

Kenneth Leung has been a director since the February 23, 2006, annual meeting of shareholders. From 1995 to the present he has been Managing Director of Investment Banking-Environmental and the Chief Investment Officer of the Environmental Opportunities Fund at Sanders Morris Harris. Previously Mr. Leung served as Managing Director Research-Environmental at Smith Barney from 1978 to 1994. He was Vice President Research-Environmental with F. Eberstadt & Co. from 1974 to 1978. From 1968-1974 he was an Assistant Treasurer with Chemical Bank. Mr. Leung served on the boards of American Ecology since February 2005, Caprius, Inc. since December, 2006, and SystemOne Technologies since June 2000, all of which are public companies. He has served at various times as a director of various civic and charitable organizations.

Description of Other Executive Officers of the Corporation

All of the officers of the corporation are appointed by the board of directors to serve until their termination or resignation or appointment of a successor. The current officers, in addition to Mr. Bissonette, are:

Mitchell Rubin was elected chief financial officer and treasurer of AeroGrow on February 23, 2006. Prior to joining AeroGrow, from January 2003 through February 2006, Mr. Rubin was an independent financial consultant. From July 1999 to December 2002, Mr. Rubin was the Chief Financial Officer of Web-Ideals LLC, a privately owned application service provider that offered a web-based application for managing direct to consumer commerce. From January 1994 to June 1999, Mr. Rubin held various positions including Chief Financial Officer, Chief Executive Officer, and director with Voice Powered Technology International Inc., a publicly held developer and manufacturer of consumer electronic products. From July 1991 to December 1993, Mr. Rubin served as Executive Vice President and Chief Operating Officer of Regal Group, Inc., a television direct-response company. Mr. Rubin began his career as a certified public accountant.

Randall Seffren has been chief marketing officer of AeroGrow since April 2004 on a consulting basis through Prometheus Communications Group, a company of which he is the principal owner, and through which he has billed AeroGrow, and as an employee since July 2006. From 1999 to 2004, Mr. Seffren headed the marketing efforts for healthcare communications companies, including Orbis Broadcast Group and MedEd Architects. From 1993 to 1999, he was executive vice president with Reebok Home Fitness/DP Fitness/Body By Jake Fitness/Kent & Spiegel Direct. From 1989 to 1993, Mr. Seffren led the marketing, communications and product development efforts as director of marketing communications with Life Fitness, a fitness equipment company.

Board Committees and Meetings

We have established two standing committees so that some matters can be addressed in more depth than may be possible in a full board meeting: an audit committee and a governance, compensation and nominating committee. These two committees each operate under a written charter. The board has affirmatively determined that Mr. Channer, who was elected by the board and appointed Chairman of these two committees on April 16, 2007, is independent as defined by applicable securities law and NASDAQ corporate governance guidelines. Following is a description of both of these committees.

Audit Committee. The current members of our audit committee are Mr. Channer (chairman), Mr. Jack Walker and Mr. Kenneth Leung. Mr. Channer is considered a financial expert and Messrs Walker and Leung are considered financially literate under the rules of the SEC for audit committee members. The board has affirmatively determined that each of these persons is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines. As we add additional independent members to our board of directors as required by applicable securities laws or exchange listing guidelines, such independent directors may be appointed to our audit committee or the membership of the committee may be changed. This committee’s charter provides that the committee shall:

•	oversee the accounting and financial reporting processes and audits of the financial statements,

•
assist the board with oversight of the integrity of our financial statements, the Company’s compliance with legal and regulatory requirements, its independent auditors’ qualifications and independence and the performance of the independent auditors, and

•	provide the board with the results of its monitoring.

Governance, Compensation and Nominating Committee. The current members of the governance, compensation and nominating committee are Mr. Channer (chairman) and Mr. Jack Walker and Mr. Kenneth Leung. Each of these persons is an independent director. This committee’s charter provides that the committee shall:

•	recommend to the board the corporate governance guidelines to be followed,

•	review and recommend the nomination of board members,

•	set the compensation for the chief executive officer and other officers, and

•	administer the equity performance plans of AeroGrow.

Meetings. During fiscal year ended March 31, 2007 the board of directors met eight times. Each director attended all of the meetings held by the board during the period that he served as a director of AeroGrow.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of our the Company’s common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC.  Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from the reporting persons,  Section 16(a) forms for our officers and directors were not timely filed for the fiscal year ended March 31, 2007 as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Form	Reason
Jeffrey Brainard	1	1	0	Administrative error
Dennis A. Channer	1	2	0	Time to obtain SIC code and compile initial filing
Wayne E. Harding	2	3	0	Administrative error
Richard A. Kranitz	1	2	0	Administrative error
Kenneth C. Leung	2	3	0	Administrative error
Mitchell B. Rubin	1	1	0	Administrative error
Jack J. Walker	2	2	1[1]	Administrative error

(1)
Mr. Walker filed an amended Form 3 on June 28, 2007 originally filed on March 6, 2006 due to an error in the number of common stock shares reported on the initial filing.  Further, Mr. Walker filed a Form 4 on June 28, 2007 to report additional common stock and warrants purchased by Mr. Walker in conjuction with the Company's 2006 Offering.

Code of Ethics. We have adopted a Code of Ethics that applies to each of our employees, executive officers and directors. A copy is available free of charge in the “Investor” section of our website at www.aerogrow.com. Any amendment to or waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver in a Current Report on Form 8-K filing with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Executives and Employment Arrangements

The following discussion and table relates to compensation arrangements on behalf of, and compensation paid by us to Mr. Bissonnette, our chief executive officer, Mr. Rubin, our Chief Financial Officer, Mr. Brainard, our Vice President of Sales, Mr. Seffren, our Chief Marketing Officer, Mr. Wolfe, our Vice President of Operations and Mr. Robertson, our Vice President of Engineering and Manufacturing for the fiscal year ended March 31, 2007.

Employment Contracts

We have entered into employment agreements with W. Michael Bissonnette, Mitchell B. Rubin, Randall (Randy) L. Seffren, Jeffrey Brainard, W. Terry Robertson Jr. and J. Michael Wolfe.

W. Michael Bissonnette

The employment agreement of Mr. Bissonnette, dated as of March 1, 2006, provides that he will be employed as the chief executive officer of AeroGrow for an initial term of 24 months, renewable automatically for successive one year terms. He will be paid a base salary of $225,000. Mr. Bissonnette will also be able to participate in equity compensation plans as determined by the compensation committee. Mr. Bissonnette will be reimbursed car and home office expenses at the rate of $2,500 per month and participate in regular employee benefit plans as provided by us. If Mr. Bissonnette is terminated without cause by us or Mr. Bissonnette terminates under certain circumstances constituting a breach of the agreement by us, he will be paid his base salary, medical benefits, and pro rata portion of the bonus for one year. If he terminates his employment without cause, he will be paid his salary to the end of the month of such notice. Mr. Bissonnette has agreed to regular confidentiality provisions and agreed not to compete with us in the area of aeroponics products and business for two years after the termination of employment. Any inventions, including modifications, are assigned to us by the terms of the agreement.

Mitchell B. Rubin

The employment agreement of Mr. Rubin, dated as of March 1, 2006, provides that he will be employed as the chief financial officer of the Company. He will devote his entire business time to the affairs of the Company, provided that for the first four months of his employment he was permitted to devote a limited amount of time to non-competitive business activities during the work day in transition from his prior consulting business. The initial term is two years and renewable for successive one year terms. Mr. Rubin shall receive base compensation of $200,000 per year and a bonus per fiscal year of not less than 1.5% of EBITDA. If Mr. Rubin is terminated without cause by us or Mr. Rubin terminates under certain circumstances constituting a breach of the agreement by us, Mr. Rubin shall be entitled to receive severance compensation equivalent to six-months base salary and the pro rata bonus. In addition, if Mr. Rubin is terminated in the event of a change in control of AeroGrow, including a change in chief executive officer, Mr. Rubin shall be entitled to receive severance equal to his base salary for one year. The agreement also provides for medical, vacation and other benefits commensurate with the policies and programs as adopted by us for our senior executives. Further, the agreement provides for Mr. Rubin to receive a grant of options to purchase 125,000 shares of our common stock under our 2005 Plan at an exercise price of not greater than $5.00, which was granted on March 28, 2006. These options: (i) were fully vested on the grant date; (ii) shall not expire in less than five years from the date of grant; (iii) are subject to other standard terms and conditions under the 2005 Plan; and (iv) have other terms and conditions no less favorable than those granted to other senior executives of the Company. Mr. Rubin has agreed to regular confidentiality and inventions assignment provisions and agreed not to compete with AeroGrow for two years after the termination of employment.

Randall (Randy) L. Seffren

The employment agreement of Mr. Seffren provides that he will be employed as Chief Marketing Officer of the Company. He will devote all of his business time to the affairs of the Company working half time from an office in Chicago, Illinois and the balance of his time traveling on Company business. The initial term is two years ending July 31, 2008, and renewable for successive one-year terms. Mr. Seffren will receive base compensation of $200,000 per year and a bonus per fiscal year in an amount not less than 1.5% of the EBITDA of the Company, as determined by the our annual financial statements and pro rated for any portion of such annual period covered under this agreement. The bonus is subject to adjustment so that it is no less favorable than that granted to other senior executives. The agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs as adopted by us for our senior executives. Further, the agreement confirms the option grant awarded to Mr. Seffren as of March 28, 2006, consisting of an option to purchase 125,000 shares of our common stock under our 2005 Equity Compensation Plan at an exercise price of $5.00 per share, which were fully vested as of that grant date and are subject to other standard terms and conditions under the 2005 Equity Compensation Plan. Mr. Seffren has agreed to regular confidentiality and inventions assignment provisions and agreed not to compete with us during employment and for 24 months thereafter. If his employment is terminated, he will be entitled to receive severance pay equal to six months of his base salary as in effect immediately before his termination, and the payment by the Company of medical benefits until the 12th month following termination, and the pro rata portion of his bonus as of the nearest quarter end financial statements of the Company.

Jeffrey Brainard

The employment agreement of Mr. Brainard, dated as of March 31, 2006, provides that he will be employed as the vice president, sales of the Company. He will devote his entire business time to the affairs of the Company, working from his home office in Lexington, Massachusetts. The initial term is two years and renewable for successive one year terms. Mr. Brainard shall receive base compensation of $150,000 per year and a bonus per fiscal year in an amount not less than the greater of: (i) $50,000; (ii) 0.5 per cent of retail net sales, net of all customer deductions including but not limited to returns, allowances, bad debts and other deductions; or (iii) 1.5% of the EBITDA of the Company as determined by the our annual financial statements and pro rated for any portion of such annual period covered under this agreement. Such bonus shall be payable for the initial year in two installments, $25,000 to be paid six months following the initial date of the agreement, an additional $25,000 12 months following the date of the agreement, and the balance not later than 120 days after the end of the each of the Company’s fiscal years covered under the agreement. The agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by us for our senior executives. Further, the agreement provides for Mr. Brainard to receive a grant of 125,000 options to purchase our common stock under our 2005 Plan at an exercise price of not greater than $5.00. The options shall: (i) vest pursuant to a schedule that provides for vesting of at least of 33% of the amount of the grant at the date granted and 33% per each 12-month period from the date of grant; (ii) not expire in less than five years from the date of grant; and (iii) be subject to other standard terms and conditions under the 2005 Plan. The agreement also required that Mr. Brainard be granted shares of our common stock equal in value to $25,000 semi-annually until such time as the salary is at a rate of $200,000 annually. The first 5,000 shares (valued at a price of $5.00 per share) were granted immediately upon Mr. Brainard’s joining AeroGrow, with 5,000 additional shares six months thereafter. Effective March 31, 2007, his salary was increased to $200,000 annually. Mr. Brainard has agreed to regular confidentiality and inventions assignment provisions and agreed not to compete with AeroGrow for a period equal to the term employed after the termination of employment. If Mr. Brainard is terminated without cause by us or Mr. Brainard terminates under certain circumstances constituting a breach of the agreement by us, Mr. Brainard shall be entitled to receive severance compensation equivalent to six months base salary and the pro rata bonus. In addition, if Mr. Brainard is terminated in the event of a change in control of AeroGrow, including a change in chief executive officer, Mr. Brainard shall be entitled to receive severance equal to his base salary for one year.

W. Terry Robertson, Jr.

The employment agreement of Mr. Robertson, dated as of April 15, 2006, provides that he will be employed as the Vice President of Engineering, Manufacturing and Quality of the Company. He will devote his entire business time to the affairs of the Company. The initial term is two years and renewable for successive one year terms. Mr. Robertson shall receive base compensation of $150,000 per year, a bonus of 5,000 shares of the our common stock upon Employee’s relocation to the Boulder, Colorado area, and a bonus per fiscal year of not less than 1.5% of EBITDA. If Mr. Robertson is terminated without cause by us or Mr. Robertson terminates under certain circumstances constituting a breach of the agreement by us, Mr. Robertson shall be entitled to receive severance compensation equivalent to six months base salary and the pro rata bonus. The agreement also provides for medical, vacation and other benefits commensurate with the policies and programs adopted by us for our senior executives. Further, the agreement provides for Mr. Robertson to receive a grant of 125,000 options to purchase our common stock under our 2005 Plan at an exercise price of not greater than $5.00. The options, which were granted on March 28, 2006, shall: (i) vest 50% 12 months from the anniversary date hereof and an additional 12.5% per each three-month period thereafter until fully vested; (ii) not expire in less than five years from the date of grant; and (iii) be subject to other standard terms and conditions under the 2005 Plan. Mr. Robertson has agreed to regular confidentiality and inventions assignment provisions and agreed not to compete with AeroGrow for a period equal to the term employed after the termination of employment. In addition, if Mr. Robertson is terminated in the event of a change in control of AeroGrow, including a change in chief executive officer, Mr. Robertson shall be entitled to receive severance equal to his base salary for one year. On November 15, 2006, Mr. Robertson’s annual salary was increased to $165,000 per year and he received a retroactive salary adjustment of $10,000.

J. Michael Wolfe

The employment agreement of Mr. Wolfe, dated as of March 15, 2006, provides that he will be employed as the Vice President of Operations of the Company. He will devote his entire business time to the affairs of the Company. The initial term is two years and renewable for successive one year terms. Mr. Wolfe initially received base compensation of $135,000 per year and a bonus per fiscal year of not less than 0.5% of EBITDA. If Mr. Wolfe is terminated without cause by the us or Mr. Wolfe terminates under certain circumstances constituting a breach of the agreement by the us, Mr. Wolfe shall be entitled to receive severance compensation equivalent to six months base salary and the pro rata bonus. The agreement also provides for medical, vacation and other benefits commensurate with the policies and programs adopted by us for our senior executives. Further, the agreement provides for Mr. Wolfe to receive a grant of options to purchase 125,000 shares of our common stock under our 2005 Plan at an exercise price of not greater than $5.00, which was granted on March 28, 2006. These options: (i) were fully vested on the grant date; (ii) shall not expire in less than five years from the date of grant; and (iii) are subject to other standard terms and conditions under the 2005 Plan. Mr. Wolfe has agreed to regular confidentiality and inventions assignment provisions and agreed not to compete with AeroGrow for a period equal to the term employed after the termination of employment. In addition, if Mr. Wolfe is terminated in the event of a change in control of AeroGrow, including a change in chief executive officer, Mr. Wolfe shall be entitled to receive severance equal to his base salary for one year. Effective April 7, 2007, Mr. Wolfe’s annual salary was increased to $175,000 per year and the bonus to 1.5% of EBITDA.

Except as set forth above, our other employees are employed on an “at will” basis subject to varying lengths of severance agreements and, to the extent specific agreements exist; such agreements are not deemed material.

Summary Compensation Table

        The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal year ended March 31, 2007:

Name and Principal Position	Year	Salary	Bonus	Stock Awards			Option Awards		All Other Compensation		Total
W. Michael Bissonnette, CEO, President and Director(1)	2007	$225,000	$--		$--		$--		$23,063	(1)	$248,063
Mitchell B. Rubin, Chief Financial Officer	2007	$200,000	$5,000		$25,000	(2)	$--		$--		$230,000
Randy Seffren, Chief Marketing Officer	2007	$150,000	$--	$	$ --		$--		$53,828	(3)	$203,828
Jeffrey Brainard, Vice President Sales	2007	$150,000	$63,462		$25,000	(4)	$9,604	(4)	$--		$248,066
W. Terry Robertson Jr. Vice President of Engineering, Manufacturing and Quality	2007	$159,375	$--		$25,000	(5)	$515,000	(5)	$--		$699,375
J. Michael Wolfe Vice President, Operations	2007	$157,500	$--	$	$ --		$--		$--		$157,500

(1)
In accordance with the employment agreement entered into as of March 1, 2006, Mr. Bissonette has a non-accountable expense allowance of $2,500 per month as reimbursement for his auto expenses, home office expenses and other expenses.

(2)	Represents 5,000 shares of our common stock granted to Mr. Rubin in December 2006 valued by us at $5.00 per share.

(3)
Represents consulting fees paid to Prometheus Communications Group, LLC (“PCG”) of which Mr. Seffren is the 100% owner and managing member prior to the effective date of Mr. Seffren’s employment agreement.

(4)
In accordance with Mr. Brainard’s employment agreement, we issued 5,000 shares of our common stock on January 3, 2007 valued by the us at $5.00 per share. In addition, in December 2006, Mr. Brainard was granted five year options to purchase our common stock at an exercise price of $5.00 per share, which will vest monthly pro-rata over a two year period.   We valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 129.67%; risk free interest rate of 5% and an average life of 4 years, resulting in a value of $4.12 per option granted.

(5)
We issued 5,000 shares of our common stock to Mr. Robertson on January 3, 2007 valued by us at $5.00 per share. In accordance with Mr. Robertson’s employment agreement, we granted in June 2006 125,000 options to purchase our common stock at an exercise price of $5.00 per share, which will vest 50% during the initial 12 months from the date of the grant and 12.5% for each of the next four three month periods thereafter. We valued these options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 129.67%; risk free interest rate of 5% and an average life of 4 years, resulting in a value of $4.12 per option granted.

The following table provides information with respect to the named executive officers concerning unexercised stock options held by them at March 31, 2007. All options granted to date are unexercised and, based upon the closing price of the stock as of April 30, 2007 of $6.35 per share, are considered to be “in the money.”

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (Exercisable) (1)	Number of Securities Underlying Unexercised Options (Unexercisable)		Exercise Price per Share	Expiration Date
Randy Seffren	125,000	-		$5.00	27-Mar-2011
Mitchell Rubin	3,768	-		$0.50	31-Dec-2010
Mitchell Rubin	125,000	-		$5.00	27-Mar-2011
W.Terry Robertson	46,875	78,125	(2)	$5.00	27-Jun-2011
Jeffrey Brainard	83,329	41,671	(3)	$5.00	27-Mar-2011
Jeffrey Brainard	1,166	1,166	(4)	$5.00	14-Dec-2011

(1)
Though vested and exercisable, and shares common stock received from such exercise are subject to lock-up agreements prohibiting the sale of such shares through December 22, 2007, and 50% of aggregate share holdings through June 22, 2008.

(2)	Will vest 50% during the initial 12 months from the date of the grant, June 28, 2006, and 12.5% for each of the next four three month periods thereafter.

(3)	Will vest monthly pro-rata over a two year period from the date of grant, March 28, 2006.

(4)	Will vest monthly pro-rata over a two year period from the date of grant, December 14, 2006.

Director Compensation

Current and Historical Compensation Program

In 2004 and 2005 each director received 2,000 shares of common stock for his service as director. Mr. Bissonnette has agreed to forgo any future stock-based compensation for serving as a director of AeroGrow. We compensate outside directors $500 for attending meetings and reimburses them for their out-of-pocket expenses for attending meetings. On March 28, 2006, we granted to each of our four outside directors 2,500 shares of the our common stock at a value of $5.00 per share for a total of $12,500 for each director, or an aggregate total of $50,000, and 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.00 per share for services for the fiscal year ending March 31, 2007. In addition, Messrs. Walker, Harding and Leung received grants of 1,250 shares for service on the Audit Committee and 750 shares for service on the Governance Committee. On March 22, 2007, we granted to three of our four outside directors, Messrs. Leung, Walker and Kranitz, 2,500 shares of the our common stock at a market value of $5.90 per share for a total of $14,750 for each director, or an aggregate total of $59,000, and 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.90 per share, the price per share equal to the fair market value of the common stock on the date of the option grant, for services on the board for the calendar year ending December 31, 2007. In addition, on March 22, 2007, Messrs. Walker and Leung received grants of 1,250 shares for service on the Audit Committee and 750 shares for service on the Governance Committee. Also, Mr. Harding, the previous Chairman of the audit and governance committees, received a grant on March 22, 2007 for services rendered of 3,500 shares of our common stock at a market value of $5.90 per share for a total of $20,650 and 5,000 fully vested five-year options to purchase our common stock at an exercise price of $5.90 per share, the price per share equal to the fair market value of the common stock on the date of the option grant. Mr. Harding resigned from the board effective April 16, 2007.

Director Compensation Table

        The following table sets forth information regarding all forms of compensation received by directors of the Company during the fiscal year ended March 31, 2007:

Name	Directors Fees Earned or Paid in Cash	Stock Awards	Option Awards		All Other Compensation		Total
Michael Bissonnette (Chairman)	$-	$-	$-				$-
Wayne E. Harding, III, Director	$2,000	$30,650	$25,850	(1)	$69,650	(2)	$128,150
Richard A. Kranitz, Director	$2,000	$14,750	$51,700	(1)	$24,000	(3)	$92,450
Kenneth Leung, Director	$2,000	$36,550	$51,700	(1)	$-		$90,250
Jack J. Walker, Director	$2,000	$36,550	$51,700	(1)	$-		$90,250

(1)
Valued using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 132%; risk free interest rate of 5% and an average life of 5 years resulting in a value of $5.17 per option granted.

(2)
Represents consulting fees paid to Wayne Harding & Co. for various projects including oversight of a pilot kiosk sales program, investigation of international sales prospects and other new business opportunities.

(3)	Represents fees for legal services paid to Kranitz and Philip, a law firm of which Mr. Kranitz is a partner.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned on March 31, 2007 by:

• each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,

• each of our executive officers for whom disclosure is provided in Item 10, “Executive Compensation,” and each of our directors, and

• all executive officers and directors as a group.

In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted. The table assumes a total of 11,065,609 shares of common stock outstanding.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent Beneficial Ownership
W. Michael Bissonnette c/o 6075 Longbow Dr. Suite 200 Boulder, CO 80301	956,297	8.60%
Mitchell Rubin c/o 6075 Longbow Dr. Suite 200 Boulder, CO 80301 (2)	143,331	1.30%
Jeffrey Brainard c/o 6075 Longbow Dr. Suite 200 Boulder, CO 80301 (3)	160,173	1.40%
Richard A. Kranitz 1238 Twelfth Avenue Grafton, WI 53024 (4)	80,079	0.70%
Randy Seffren c/o 6075 Longbow Dr. Suite 200 Boulder, CO 80301 (3)	209,320	1.90%
Wayne Harding 5206 South Hanover Way Englewood, CO 80111 (5)	133,768	1.20%
Jack J. Walker c/o 6075 Longbow Dr. Suite 200 Boulder, CO 80301 (6)	244,408	2.20%
Kenneth Leung c/o 6075 Longbow Dr. Suite 200 Boulder, CO 80301 (7)	29,000	0.30%
W. Terry Robertson c/o 6075 Longbow Dr. Suite 200 Boulder, CO 80301 (8)	130,000	1.20%
J. .Michael Wolfe c/o 6075 Longbow Dr. Suite 200 Boulder, CO 80301 (9)	125,000	1.10%
All AeroGrow Executive Officers and Directors as a Group (10 Persons) (10)	2,211,376	19.90%

1)
Beneficial ownership is determined in accordance with the rules of the SEC, which include holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.

(2)
Includes options to purchase 3,768 shares of our common stock at an exercise price of $0.50 per share and options granted on March 28, 2006 to purchase 125,000 shares of our common stock at an exercise price of $5.00 per share.

(3)
Includes options granted on March 28, 2006 to purchase 125,000 shares of our common stock at an exercise price of $5.00 per share and options granted on December 14, 2006 to purchase 2,331 shares of our common stock at an exercise price of $5.00 per share.

(4)
Includes 46,546 shares owned by Cedar Creek Ventures, LLC, of which Mr. Kranitz is a 50% owner and managing member. Also includes 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.00 per share and 2,500 shares of common stock valued at $5.00 per share granted as of March 28, 2006 and 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.90 per share and 2,500 shares of common stock valued at $5.90 per share granted as of March 22, 2007.

(5)
Includes options to purchase 3,910 shares of our common stock at an exercise price of $2.50 per share, and warrants to purchase 5,000 shares of our common stock at an exercise price of $2.50 per share. Also includes 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.00 per share and 2,500 shares of common stock valued at $5.00 per share granted as of March 28, 2006, for services as a director and 2,000 shares of common stock valued at $5.00 per share granted for services on the audit and compensation committees. Also includes 5,000 fully vested five-year options to purchase our common stock at an exercise price of $5.90 per share and 3,500 shares of common stock valued at $5.90 per share granted as of March 22, 2007.

(6)
Includes 96,122 shares held of record by March Trade & Finance, Inc. of which Mr. Walker is a controlling person and 34,286 shares issuable under a convertible note in principal amount of $120,000 that was converted by March 31, 2007 and 24,000 shares underlying immediately exercisable warrants at $5.00 per share and 24,000 shares underlying warrants issuable and exercisable upon conversion of the note at $6.00 per share. March Trade & Finance, Inc. holds 42,000 of these shares on behalf of an unrelated third party. Also includes 12,000 shares underlying immediately exercisable warrants at $6.25 per share, 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.00 per share and 2,500 shares of common stock valued at $5.00 per share granted as of March 28, 2006 and 2,000 shares of common stock valued at $5.00 per share granted for services on the audit and compensation committees. Also includes 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.90 per share and 4,500 shares of common stock valued at $5.90 per share granted as of March 22, 2007.

(7)
Includes 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.00 per share and 2,500 shares of common stock valued at $5.00 per share granted as of March 28, 2006, and 2,000 shares of common stock valued at $5.00 per share granted for services on the audit and compensation committees. Also includes 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.90 per share and 4,500 shares of common stock valued at $5.90 per share granted as of March 22, 2007.

(8)
Includes options granted in June, 2006 to purchase 125,000 shares of our common stock at an exercise price of $5.00 per share that will vest 50% 12 months from the anniversary date hereof and an additional 12.5% per each three-month period thereafter until fully vested.

(9)	Includes options granted on March 28, 2006 to purchase 125,000 shares of our common stock at an exercise price of $5.00 per share.
(10)	Includes options and warrants to acquire 780,059 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Amended 2003 Stock Option Plan. On January 3, 2003, our board of directors adopted a stock option plan for key employees (including key employees who are directors), non-employee directors, consultants and investors which provided that an aggregate of 400,000 shares of our common stock may be granted under the plan (the “2003 Plan”).  As of December 31, 2005, there were options for 204,869 shares outstanding at exercise prices ranging from $0.01 to $5.00. The remaining 195,131 options were merged into the 2005 Equity Compensation Plan and the 2003 Plan no longer separately exists. Vesting schedules are determined individually for each grant and were all fully vested as of December 2005.

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

• amend, suspend, or discontinue the plan subject to applicable shareholder approval,

• interpret the rules relating to the plan, and

• otherwise administer the plan.

Stock Options. The plan provides that the committee may grant both incentive stock options, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options. The committee determines the terms and vesting provisions, including the exercise price. The maximum term of each option and the times at which each option will be exercisable generally are fixed by the committee, except that no option may have a term exceeding ten years. Shares subject to options that expire or otherwise terminate remain available for awards under the plan. Shares issued under the plan may be either newly issued shares or shares which we have reacquired.

2005 Equity Compensation Plan. In August 2005 we adopted the 2005 Equity Compensation Plan (“2005 Plan”) to promote our interests and the interests of our shareholders by attracting, retaining, and motivating our key officers, employees, directors, and consultants. The Plan was approved by our stockholders at the annual meeting of stockholders held February 23, 2006. Our 2003 stock option plan was merged into this plan in August 2005, which modification was approved by the stockholders in February 23, 2006; the 2003 Plan no longer separately exists. The options for the 204,869 shares issued under the 2003 Plan continue to be governed by their grant agreements but are administered under the 2005 Plan. A total of 1,505,000 shares of our common stock were originally available for grant under the 2005 Plan pursuant to stock options or awards of shares of restricted stock. As of March 31, 2007, we have issued 1,343,554 options to purchase common stock at exercise prices ranging from $5.00 to $5.90 and 339,123 shares of common stock at valued at prices ranging from $5.00 to $5.90 and there remain 33,386 unallocated shares that may be the subject of awards in the future.

Shares Available for Awards. Shares subject to an award that is cancelled, expired unexercised, forfeited, settled in cash or otherwise terminated remain available for awards under the plan. Shares issued under the 2005 Plan may be either newly issued shares or shares which we have reacquired. The plan imposes individual limitations on the amount of certain awards in order to comply with Section 162(m) of the Internal Revenue Code of 1986. Under these limitations no single participant may generally receive awards in any calendar year that relate to more than $1 million. Awards may generally be adjusted to prevent dilution or enlargement of benefits when certain events occur such as a stock dividend, reorganization, recapitalization, stock split, combination, merger, or consolidation.

Eligibility. Our employees, directors and consultants may be granted awards under the plan.  As of March 31, 2007, approximately 65 individuals were eligible to participate.

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

Stock Options. The committee may grant both incentive stock options, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options. The committee determines the terms and individual vesting schedules for each grant including the exercise price, which may not be less than the fair market value of a share of common stock on the date of the grant.

Restricted Shares. The committee may grant restricted shares of common stock. Restricted shares are shares of common stock with transfer restrictions. These restrictions lapse on the basis of performance and/or continued employment as determined in advance by the committee. They may be forfeited by participants as specified by the committee in the award agreement. A participant who has received a grant of restricted shares will be eligible to receive dividends and have the right to vote those shares. Restricted shares may not be transferred, encumbered or disposed of during the restricted period or until after the restrictive conditions are met.

Other Terms. All outstanding awards vest, become immediately exercisable or payable, and have all restrictions lifted immediately when we experience a change in control. The Board may amend or terminate the plan subject to applicable stockholder approval. The committee may not amend the terms of previously granted options to reduce the exercise price or cancel options and grant substitute options with a lower exercise price than the cancelled options. The committee also may not adversely affect the rights of any award holder without the award holder’s consent.

In addition to option grants, during the year ended March 31, 2007, we granted under the 2005 Plan a total of 98,194 shares of common stock at a value of $5.00 to $5.90 per share consisting of 5,000 shares issued to our Chief Financial Officer, 5,000 shares issued to our Vice President of Engineering and Manufacturing, 18,044 shares issued to other employees, 49,150 shares granted to consultants for services, 21,000 shares granted to directors for service on the Board of Directors, Audit Committee and on the Governance Committee. All of the foregoing are included in operating expenses for the year ended March 31, 2007 resulting in a total charge of $516,170.

Information regarding our equity compensation plans at March 31, 2007 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,337,360	$4.58	33,386
Equity compensation plans not approved by security holders	-	$-	-
Total	1,337,360	$4.58	33,386

At March 31, 2007 we had granted options for 131,462 shares of the our common stock that are unvested that will result in $643,881 of compensation expense in future periods if fully vested.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following transactions were entered into with our executive officers, directors and 5% or greater shareholders. These transactions may or will continue in effect and may result in conflicts of interest between us and these individuals. Although our executive officers and directors have fiduciary duties to us and our shareholders, we cannot assure that these conflicts of interest will always be resolved in our favor or in the favor of our shareholders.

Richard Kranitz, one of our directors, is a member of the law firm of Kranitz and Philipp, which provides legal services to us. During the years ended December 31, 2005, we paid legal fees to Kranitz and Philipp in the amount of $37,438 and issued shares of common stock for services provided valued at $10,000. During the year ended March 31, 2007 and the three-month transition period ended March 31, 2006, we paid $24,000 and $44,472, respectively, to this same firm for legal services.

 During the year ended March 31, 2007, we incurred fees totaling $640,186 for various video and web projects, including production of our infomercial to promote our products, to MedEd Architects LLC a video production company owned 33% by Mr. Seffren. We may incur additional costs in subsequent calendar quarters to MedEd Architects LLC, for editing and production of additional infomercials featuring our products and related video-based products. During the three month transition period ended March 31, 2006, we incurred $131,894 in expenses to MedEd Architects, LLC for video production, printing, duplication, and web design.

During the three-month transition period ended March 31, 2006, we paid to Mr. Walker, a director, $12,500 in consulting fees in connection with a corporate presentation used for our private placement in February 2006.

During the year ended March 31, 2007, we paid consulting fees totaling $81,238 to Mr. Harding, a director, for services related to the development of an international channel of distribution for our products and other consulting services. Mr. Harding resigned as a director on April 16, 2007.

  Director Independence

Our Board of Directors comprises W. Michael Bissonnette, Richard A. Kranitz, Dennis Channer, Jack J. Walker, and Kenneth Leung.  Our Board of Directors has determined that Mr. Channer, Mr. Walker, and Mr. Leung are “independent” as that term is defined by NASDAQ.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 13. EXHIBITS

The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by Gordon, Hughes & Banks, LLP (“GHB”), our current independent registered public accounting firm, for the year ended March 31, 2007, the three months ended March 31, 2006 and for the year ended December 31, 2005, are as follows:

	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,
	2007	2006	2005
Audit Fees	$26,000	$18,000	$10,500
All Other Fees	$15,564	$11,300	$2,150

Other fees paid to GHB were for review of SEC filings including 8-Ks and Form SB-2s filed during the periods.

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

Policy on Accounting Matters; Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The primary purpose of the Audit Committee is to assist the Board in monitoring (i) the integrity of our financial statements and disclosures, including oversight of the accounting and financial reporting processes and the audits of our financial statements, (ii) the compliance by us with our legal, ethical and regulatory requirements and (iii) the independence and performance of our independent registered public accounting firm.

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

AEROGROW INTERNATIONAL, INC., A NEVADA CORPORATION

By:	/s/ W. Michael Bissonnette
W. Michael Bissonnette
President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of June 2007.

Signature	Title	Date

/s/ W. MICHAEL BISSONNETTE	President and Chairman	June 29, 2007
W. Michael Bissonnette	of the Board (Principal Executive Officer)

/s/ MITCHELL RUBIN	Treasurer (Principal	June 29, 2007
Mitchell Rubin	Financial Officer and
Principal Accounting Officer

/s/ RICHARD A. KRANITZ	Director	June 29, 2007
Richard A. Kranitz

/s/ DENNIS CHANNER	Director	June 29, 2007
Dennis Channer

/s/ JACK J. WALKER	Director	June 29, 2007
Jack J. Walker

/s/ KENNETH LEUNG	Director	June 29, 2007
Kenneth Leung

AEROGROW INTERNATIONAL, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of March 31, 2007 and March 31, 2006	F-2
Statements of Operations for the year ended March 31, 2007, the three month transitional period ended March 31, 2006 and the year ended December 31, 2005	F-3
Statements of Changes in Stockholders' Equity for the year ended March 31, 2007, the three month transitional period ended March 31, 2006 and the year ended December 31, 2005	F-4
Statements of Changes in Cash Flows for the year ended March 31, 2007, the three month transitional period ended March 31, 2006 and the year ended December 31, 2005	F-5
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AeroGrow International, Inc.
Boulder, CO

We have audited the accompanying balance sheets of AeroGrow International, Inc. (the “Company”) as of March 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended March 31, 2007, the three months ended March 31, 2006 and the year ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included  consideration of internal  control  over  financial  reporting  as a basis  for  designing  audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the  effectiveness  of the Company's  internal  control over  financial  reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended March 31, 2007, the three months ended March 31, 2006 and the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
June 8, 2007

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$5,495,501	$8,852,548
Restricted cash	84,363	-
Accounts receivable, net of allowance for doubtful accounts of $80,695 and $0 at March 31, 2007 and March 31, 2006, respectively	1,884,743	43,156
Other receivable	182,221	-
Inventory	3,940,614	192,946
Prepaid expenses and other	480,990	199,590
Total current assets	12,068,432	9,288,240

Property and equipment, net of accumulated depreciation of $322,405 and $102,431 at March 31, 2007 and March 31, 2006, respectively	909,496	480,771
Other assets
Debt issuance costs, net of accumulated amortization $419,471 and $373,853 at March 31, 2007 and March 31, 2006, respectively	-	45,618
Intangible assets, net of accumulated amortization $6,659 and $1,071 of at March 31, 2007 and March 31, 2006, respectively	28,723	21,696
Deposits	35,155	4,684
	63,878	71,998
Total Assets	$13,041,806	$9,841,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to factor	$645,151	$-
Accounts payable	3,192,734	487,474
Accrued expenses	1,166,485	334,524
Deferred rent	53,531	-
Convertible debentures, net of discounts of $0 and $196,781 at March 31, 2007 and March 31, 2006, respectively	-	792,539
Mandatorily redeemable common stock	-	310,000
Total current liabilities	5,057,901	1,924,537
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 11,065,609 and 9,102,622 shares issued and outstanding at March 31, 2007 and March 31, 2006, respectively	11,065	9,103
Additional paid-in capital	37,765,003	27,313,081
Accumulated (deficit)	(29,792,163)	(19,405,712)
Total Stockholders' Equity	7,983,905	7,916,472
Total Liabilities and Stockholders' Equity	$13,041,806	$9,841,009

See accompanying notes to the financial statements.

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Year ended	Three month transitional period ended	Year ended
	March 31,	March 31,	December 31,
	2007	2006	2005
Revenue
Product sales, net	$13,144,037	$35,245	$-

Operating expenses
Cost of revenue	8,404,507	134,622	-
Research and development	2,113,255	978,539	1,578,833
Sales and marketing	7,117,613	2,548,583	583,897
General and administrative	4,050,312	2,010,907	2,923,792
Total operating expenses	21,685,687	5,672,651	5,086,522

Loss from operations	(8,541,650)	(5,637,406)	(5,086,522)

Other (income) expense, net
Interest (income)	(176,173)	(39,919)	(41,106)
Interest expense	356,594	1,813,278	1,225,961
Warrant modification expense	-	-	1,446,200
Loss on modification of debt	-	132,578	-
Registration rights penalty	1,664,380	-	-
Total other (income) expense, net	1,844,801	1,905,937	2,631,055

Net loss	$(10,386,451)	$(7,543,343)	$(7,717,577)

Net loss per share, basic and diluted	$(1.09)	$(0.84)	$(1.55)

Weighted average number of common
shares outstanding, basic and diluted	9,505,926	8,956,353	4,971,857

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, January 1, 2005	4,882,908	$4,883	$6,051,832	$(4,144,792)	$1,911,923
Exercise of common stock warrants	435,000	435	1,047,065	-	1,047,500
Issuance of common stock for cash in August at $5.00 per share	1,600	2	7,998	-	8,000
Issuance of common stock for services provided, rent and equipment purchases	261,232	261	1,305,875	-	1,306,136
Issuance of stock options to non-employees for services	-	-	72,936	-	72,936
Issuance of warrants to debt holders of convertible debentures	-	-	1,059,480	-	1,059,480
Intrinsic value of convertible debentures, beneficial conversion feature	-	-	750,000	-	750,000
Effects of variable accounting on the modification of terms	-	-	1,446,200	-	1,446,200
Net (loss)	-	-	-	(7,717,577)	(7,717,577)
Balances, December 31, 2005	5,580,740	5,581	11,741,386	(11,862,369)	(115,402)
Common stock issued in private placement	2,148,000	2,148	8,807,787	-	8,809,935
Common stock issued for conversion of convertible debentures	710,009	710	2,129,290	-	2,130,000
Common stock issued in exchange for stock of Wentorth 1	580,136	580	(580)	-	-
Common stock issued under equity compensation plans	83,737	84	418,600	-	418,684
Stock options issued under equity compensation plans	-	-	3,315,840	-	3,315,840
Beneficial conversion value due to modification of the convertible debentures	-	-	900,758	-	900,758
Net (loss)	-	-	-	(7,543,343)	(7,543,343)
Balances, March 31, 2006	9,102,622	9,103	27,313,081	(19,405,712)	7,916,472
Common stock issued in private placements	1,166,760	1,167	6,199,147	-	6,200,314
Exercise of common stock warrants at $2.50	34,000	34	84,966	-	85,000
Exercise of common stock warrants at $6.25	5,000	5	31,245	-	31,250
Common stock issued upon conversion of convertible debt	240,006	240	839,760	-	840,000
Common stock issued under equity compensation plans	98,194	98	516,072	-	516,170
Common stock issued to landlord as rent	8,872	9	44,351	-	44,360
Common stock issued to public relations firm for services	11,354	11	56,759	-	56,770
Common stock issued in settlement of claim	6,858	7	40,455	-	40,462
Repurchase of common stock	(3,000)	(3)	(14,997)	-	(15,000)
Adjustment for error in warrant exercise	67	-	-	-	-
Stock options issued under equity compensation plans	-	-	560,859	-	560,859
Accretion of loss on modification of debt	-	-	119,319	-	119,319
Common stock issued for registration rights penalty	332,876	332	1,664,048	-	1,664,380
Mandatory redeemable common stock converted	62,000	62	309,938	-	310,000
Net (loss)	-	-	-	(10,386,451)	(10,386,451)
Balances, March 31, 2007	11,065,609	$11,065	$37,765,003	$(29,792,163)	$7,983,905

See accompanying notes to the financial statements.

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Year ended	Three month transitional period ended	Year ended
	March 31,	March 31,	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss)	$(10,386,451)	$(7,543,343)	$(7,717,577)
Adjustments to reconcile net (loss) to cash provided
(used) by operations:
Common Stock issued for registration rights penalty	1,664,380	-	-
Issuance of common stock and options under equity compensation plans	1,077,029	3,734,525	1,349,072
Issuance of common stock not under equity compensation plan	141,592	-	-
Depreciation and amortization expense	225,949	41,514	53,759
Bad debt expense	80,695	-	-
Amortization of debt issuance costs	242,399	164,119	209,737
Amortization of convertible debentures, beneficial conversion feature	-	1,180,937	375,000
Interest expense from warrants issued with convertible debentures	-	414,522	529,740
Effects of variable accounting for modification of warrant terms	-	132,578	1,446,200
Change in assets and liabilities:
Decrease in subscriptions receivable	-	840,000	-
(Increase) in accounts receivable	(1,922,282)	(43,156)	-
(Increase) in other receivable	(182,221)	-	-
(Increase) in inventory	(3,747,668)	(173,466)	(19,480)
Increase in other current assets	(281,400)	(119,870)	(873,297)
(Increase) decrease in deposits	(30,471)	-	(200)
(Decrease) increase in accounts payable	2,705,260	290,634	149,871
Increase in accrued expenses	831,961	277,624	327,322
Increase in deferred rent	53,531	-	-
Net cash (used) by operating activities	(9,527,697)	(803,382)	(4,169,853)
Cash flows from investing activities:
Decrease (increase) in restricted cash	(84,363)	-	-
Purchases of equipment	(649,087)	(100,771)	(413,482)
Patent expenses	(12,615)	(2,360)	(20,407)
Net cash (used) by investing activities	(746,065)	(103,131)	(433,889)
Cash flows from financing activities:
Increase in amounts due to factor	645,151	-	-
Stock repurchase	(15,000)	-	-
Proceeds from issuance of common stock, net	6,200,314	8,809,935	1,055,500
Proceeds from exercise of warrants	116,250	-	-
Repayments of convertible debentures	(30,000)	-	-
Proceeds from issuance of convertible debentures	-	-	3,000,000
Issuance costs associated with debentures	-	-	(419,474)
Net cash provided (used) by financing activities	6,916,715	8,809,935	3,636,026
Net increase (decrease) in cash	(3,357,047)	7,903,422	(967,716)
Cash, beginning of period	8,852,548	949,126	1,916,842
Cash, end of period	$5,495,501	$8,852,548	$949,126

See supplemental disclosures on the following page and the accompanying notes to the financial statements.

Supplemental disclosure of non cash investing and financing activities:
Interest paid	$83,158	$32,700	$111,487-
Income taxes paid	$-	$-	$-
Accretion of debt modification	$119,319	$13,249	$-
Issuance of common stock for equipment purchases	$-	$-	$30,000
Convertible debentures converted to common stock	$840,000	$2,130,000	$-
Conversion of manditorily redeemable common stock	$310,000	$-	$-

See accompanying notes to the financial statements.

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Description of the Business

AeroGrow International, Inc. ("the Company") was incorporated in the State of Nevada on March 25, 2002.  The Company’s principal business is developing and marketing advanced indoor aeroponic garden systems designed and priced to appeal to the gardening, cooking and small kitchen appliance markets worldwide. The Company’s principal activities since our formation through March 2006 had consisted of the development of the Company’s products business planning and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of our AeroGarden™ system and, in March 2006, began shipping these systems to retail and catalogue customers. Prior to March 2006 when the Company commenced sales of our aeroponic garden systems, the Company was considered a Development Stage Enterprise in accordance FAS No. 7, Accounting and Reporting by Development Stage Enterprises. Effective March 2006, the Company ceased being considered a development stage enterprise. The Company is headquartered in Boulder, Colorado.

On January 12, 2006, the Company and Wentworth I, Inc., a Delaware corporation (“Wentworth”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) which was consummated on February 24, 2006.  Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (“Merger”). The Merger, for accounting and financial reporting purposes, has been accounted as an acquisition of Wentworth by the Company.  As such, the Company was the accounting acquirer in the Merger, and the historical financial statements of the Company will be the financial statements for the Company following the Merger.

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

Restricted Cash
 The Company has secured activity related to its corporate credit card purchase account with a restricted money market account. The balance in this account as of March 31, 2007 was $84,363.

Concentration of Credit Risk and Financial Instruments
Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution exceeded the $100,000 federally insured limit as of March 31, 2007, March 31, 2006 and December 31, 2005.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying values of all financial instruments approximate their fair value.

Customers:
For the year ended March 31, 2007, the Company had two customers who represented 15% and 10% of the Company’s net product sales, respectively.  At March 31, 2007, the foregoing customers accounted for 13% and 2% of the total outstanding accounts receivable, respectively.  In addition, at March 31, 2007, the Company had three additional customers accounting for 15%, 11% and 11%, respectively, of total accounts receivable outstanding.

For the three months ended March 31, 2006, one customer represented 93% of the Company’s net product sales.  At March 31, 2006, this customer represented 76% of the total accounts outstanding receivable.

Suppliers:
As of March 31, 2007, the Company had two suppliers each of which accounted for in excess of 10% of total accounts payable consisting of $942,758 and $383,976, or 29.4% and 12.0% respectively, of total outstanding accounts payable. At March 31, 2006, one supplier represented $66,151 or 13.57% of total accounts payable.  In addition, one service provider represented $53,739 or 11.02% of total accounts payable.  For the year ended March 31, 2007, the Company purchased inventories and other inventory related items from these suppliers totaling $2,307,826 and $4,686,403, respectively.  During the three months ended March 31, 2006, the Company purchased inventory and other inventory related items from one supplier totaling $160,523.

Property and Equipment
Property and equipment are stated at cost.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets.  Office equipment and computer hardware are depreciated over five years.  Tooling is depreciated over three years. Leasehold improvements are being amortized over the life of the lease which is five years.

Property and equipment consist of the following as of:
	March 31	March 31
	2007	2006
Manufacturing equipment and tooling	$823,675	$425,482
Computer hardware	131,625	88,681
Leasehold Improvements	104,994	-
Office equipment	171,607	68,651
	1,231,901	582,814
Less: accumulated depreciation	(322,405)	(102,043)
Property and equipment, net	$909,496	$480,771

Depreciation expense for the year ended March 31, 2007, for the three months ended March 31, 2006, and for the year ended December 31, 2005 was $220,362, $40,444 and $53,760, respectively.

Intangible assets and goodwill
Intangible assets, to date, have consisted of the direct costs incurred for application fees and legal expenses associated with patents and trademarks on the Company's products.  The Company periodically reviews the recoverability from future operations using undiscounted cash flows.  To the extent carrying values exceed fair values, an impairment loss will be evaluated for possible recording.  The Company amortizes its patent and trademarks costs on a straight line basis over their estimated useful life of 5 years.

Intangible assets consist of the following:

	March 31	March 31
	2007	2006
Patents	$22,858	$15,913
Trademarks	12,524	6,854
	35,382	22,767
Less: accumulated amortization	(6,659)	(1,071)
Intangible assets, net	$28,723	$21,696

Amortization expense for the year ended March 31, 2007, for the three months ended March 31, 2006, and for the year ended December 31, 2005 was $5,588, $1,071 and $0, respectively.

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs where the Company is the manufacturer are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ARB No. 43, Chapter 4, “Inventory Pricing.”  A majority of the Company’s products are manufactured overseas and are recorded at cost.

	March 31	March 31
	2007	2006
Finished goods	$3,626,671	$132,806
Raw materials	313,943	60,140
	$3,940,614	$192,946

The Company will determine inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of March 31, 2007 and March 31, 2006, the Company had determined that no inventory obsolescence reserve was required.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, however, and generally are net 30 days. Accounts receivable are reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on a review of the current status of trade accounts receivable which totaled $80,695 and $14,627 at March 31, 2007 and March 31, 2006, respectively.

Other receivable
In conjunction with the Company’s processing of credit card transactions and for its direct to consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed over the previous six months of activity. As of March 31, 2007, the balance in this reserve account was $182,221.

Advertising and Production Costs
The Company expenses all production costs related to advertising as incurred. These costs include actual advertising such as print, television, and radio advertisements which are expensed when the advertisement has been broadcast or otherwise distributed.  Advertising expense for the year ended March 31, 2007, for the three months ended March 31, 2006, and for the year ended December 31, 2005 was $2,125,112, $30,000, and $0, respectively.

Research and Development
Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, “Accounting for Research and Development Costs.”  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. The Company adopted SFAS No. 123R on January 1, 2006 and does not plan to restate financial statements for prior periods. The Company plans to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R will have a material impact on our results of operations. For the year ended March 31, 2007 and the three month transition period ended March 31, 2006, equity compensation in the form of stock options and grants of restricted stock totaled $1,077,029 and $3,734,525, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Year ended March 31, 2007	Three month transition period ended March 31, 2006
General and administrative	$356,720	$1,332,540
Research and development	336,482	651,417
Sales and marketing	383,827	1,724,940
Cost of Sales	-	25,628
	$1,077,029	$3,734,525

Income taxes
The Company accounts for deferred income taxes in accordance with the liability method as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109").  Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. For the year ended March 31, 2007 and the three month transition period ended March 31, 2006, and for the year ended December 31, 2005 the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $451,898 of revenue as of March 31, 2007 related to the unpaid balance due for orders shipped in conjunction with the Company’s direct sales to consumers because the consumer has thirty-six days to evaluate the product, paying only the shipping and handling costs for such products before making the required installment payments after the expiration of the thirty-six day trial period. The Company also, as of March 31, 2007, did not record $135,459 of product costs associated with the foregoing revenue in as much as the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Future market conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2007 and March 31, 2006, the Company had accrued $65,385 and $0, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Both manufacturers of the Company’s products provide replacement parts for any defective components free of charge up to 2% of the total units purchased.  Based upon the foregoing, the Company has recorded as of March 31, 2007 a provision for potential future warranty costs of $15,393. There was no provision required as of March 31, 2006.

The Company reserves for potential returns from customers and associated refunds or credits related to such returns based upon historical experience. As of March 31, 2007, the Company has recorded a reserve for customer returns of $238,569. There was no provision required as of March 31, 2006.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in sales.

Deferred Rent
In July 2006, the Company entered into a facility lease with a term through January 2012, for its corporate offices in Boulder, Colorado.  At March 31, 2007, the Company had recorded deferred rent related to this agreement in the amount of $53,531, based on the difference between rent expense recorded and the rent payment obligation.

Registration Rights Penalties
The holders of securities issued in the Company’s 2006 Offering and 2005 Offering (see Note 4) had registration rights for the common stock and for the common stock underlying the convertible debt and the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock were payable in common stock of the Company under certain circumstances and were limited to 1% of the amount of the outstanding convertible debt per 30-day period up to a maximum of 24% and 1% of the amount of the investment in the 2006 Offering up to a maximum of 18%. In each case, the amount was payable in shares of the Company’s common stock valued at a rate of $2.00 per share.  The Company elected to recognize the impact of such registration rights penalties as incurred, which commenced after July 23, 2006 (see Note 4 and Note 6). The Company completed the registration of the foregoing securities on December 22, 2006 and recognized five months of penalty, resulting in the recording of 332,876 shares of common stock to be issued at a value of $5.00 for a total of $1,664,380.  On December 21, 2006, the FASB Financial Statement Publication (“FSP”) EITF 00-19-2 that addresses the accrual and accounting for registration rights penalties and became effective for all fiscal years beginning after December 15, 2006 and immediately for all new arrangements entered into after this date.  The Company adopted this FSP immediately for fiscal 2007.  The Company does not expect the adoption to have a significant impact on its current policy.

On March 12 and March 15, 2007, the Company completed a private offering of 833,400 units of its common stock and warrants to purchase common stock and on March 29, 2007, the Company completed a private offering of 333,360 units of its common stock and warrants to purchase common stock (“2007 Offerings”). Each unit consisted of one share of common stock, par value $0.001, and one five-year warrant to purchase one share of common stock at an exercise price of $7.50 per share. The units were sold at a per unit price of $6.00. The Company raised an aggregate of $7,000,000 from the 2007 Offerings, less a placement agent fee in the amount of $700,000 and approximately $100,000 in other expenses related to the 2007 Offerings. The holders of securities issued in the Company’s 2007 Offerings had registration rights for the common stock and for the common stock underlying the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock were payable in cash under certain circumstances and were limited to 1% of the amount of the investment per 30-day period made up to a maximum of 10%. The Company completed the registration of $5.0 million of the 2007 Offerings on May 11, 2007 and intends to file a registration statement for the remaining $2.0 million of the 2007 Offerings within the required time for filing such registration statement.

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

Debt Issuance Costs
Debt issuance costs consist of consideration paid to third parties with respect to a $3.0 million debt financing in July 2005, including cash payments for legal fees and placement agent fees. Such costs are being deferred and were to be amortized over the term of the related debt, which was one year.  On February 24, 2006, $2,130,000 of the debt associated with these costs converted to 710,009 shares of the common stock (See Note 4, Convertible Debentures).  The pro rata costs associated with the $2,130,000 which converted to common stock was expensed as interest as of the date converted. The amortization of the remaining debt issuance costs will be amortized over the remaining life of the debt.

Beneficial Conversion Feature of Debentures
In accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recognized the advantageous value of conversion rights attached to convertible debt. Such rights gives the debt holder the ability to convert debt into shares of common stock at a price per share that is less than the fair market value of the common stock on the day the loan is made to the Company. The beneficial value was calculated as the intrinsic value (the fair market value of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and the related accrued interest and was recorded as a discount to the related debt and an addition to additional paid in capital. The discount was subsequently amortized to interest expense over the remaining outstanding period of the related debt using the interest method.

New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 may have on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No.159,” The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157.” We will adopt SFAS 159 in the fiscal year beginning April 1, 2008. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

Note 2 – Merger and 2006 Private Placement

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

The closing of the Merger Agreement occurred on February 24, 2006 and closings of the Offering occurred on February 24, 2006 and March 1, 2006. The Company received gross proceeds of $10,740,000 in the Offering. Pursuant to Subscription Agreements entered into with these Investors, the Company sold 2,148,000 units (“Unit(s)”) in the Offering; each Unit consisted of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $6.25 per share. The price per Unit in the Offering was $5.00. After commissions, expenses and the reverse merger fee payable to Keating Securities, the Company received net proceeds of $8,964,952 in the Offering. This offering required registration of the common stock issued and the shares of common stock underlying the warrants. Liquidated damages are payable to investors under the following circumstances: (a) if a registration statement is not filed by the Company on or prior to 45 days after the closing date (such an event, a “Filing Default”); (b) if the registration statement is not declared effective by the SEC on or prior to the 150th day after the Closing Date (such an event, an “Effectiveness Default”); and/or (c) if the Registration Statement (after its effectiveness date) ceases to be effective and available to investors for any continuous period that exceeds 30 days or for one or more periods that exceeds in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with a Filing Default and an Effectiveness Default, a “Registration Default”). In the event of a Registration Default, the Company shall pay as Liquidated Damages, for each 30-day period of a Registration Default, an amount equal to 1% of the aggregate purchase price paid by the investors  up to a maximum of 18% of the aggregate purchase price paid, provided that liquidation damages in respect of a Suspension Default shall not be payable in relation to any securities not owned by the investors at the time of the Suspension Default and, provided further, that no liquidated damages are due in respect of the warrants. In the event of a Filing Default or an Effectiveness Default, the Liquidated Damages shall be paid by the issuance of additional common stock at the rate of the amount of the liquidated damages due divided by $2.00. In the event of a Suspension Default, the liquidated damages shall be paid in cash. The Company filed the required Registration Statement within the 45 days pursuant to (a) above and completed the registration of the foregoing securities on December 22, 2006. Accordingly, the Company recognized five months of penalty, resulting in the recording of 332,876 shares of common stock to be issued at a value of $5.00 for a total of $1,664,380, inclusive of 74,250 penalty shares issued to investors in the Company’s Convertible Debt Offering (See Note 4).

In the Merger each of the Wentworth’s 3,750,000 shares of outstanding common stock was converted into the right to receive 0.154703 shares of the Company common stock resulting in the issuance of 580,136 shares of the Company’s common stock to the Wentworth stockholders representing 6.4% of the issued and outstanding common stock of the Company immediately after the Merger, the Offering and the Note Conversion. Immediately after the closing of the Offering, the investors owned 2,148,000 shares of the Company’s common stock representing 23.7% of the issued and outstanding common stock immediately after the Merger, the Offering and the Note Conversion.

Note 3 – Due to Factor

On February 9, 2007, the Company entered into an agreement with Benefactor Group Inc. (“Benefactor”) whereby Benefactor agreed to factor the company’s retail accounts receivable invoices. The term of the agreement is for one year but can be terminated by the Company with 60 days written notice. In accordance with the terms of the agreement, Benefactor will purchase the invoices that it approves for an initial payment of 85% of the amount of the invoice with the remaining 15% paid upon collection less any deductions from the customer. Benefactor charges a commission of 1 ¼% of the gross amount of the invoice and a maintenance fee equal to an annual rate of prime plus 3%, prime being determined by Benefactor based upon either the prime rate published by Benefactor’s bank or the Wall Street Journal, (11.25% at March 31, 2007) charged on a daily basis for the unpaid invoice amounts outstanding. The Company has agreed, beginning May 2007, to factor with Benefactor a minimum of $800,000 of invoices monthly. The Company is responsible for any invoices which are unpaid after 91 days or are subject to other defaults by the customer and this obligation is secured by the Company with a security interest granted to Benefactor on all assets. As of March 31, 2007, Benefactor had advanced the Company $645,151 against invoices totaling $764,338. Fees paid to Benefactor for interest, discounts and other services for the year ended March 31, 2007 totaled $39,556.  The receivables are considered recourse and are shown gross in the balance sheet.

Note 4 – Convertible Debentures

On May 27, 2005, the Company entered into an exclusive Placement Agreement with Keating Securities, LLC to raise up to $3,000,000, through a private placement offering consisting of up to 300 units at an offering price of $10,000 per unit (the “2005 Offering”). Each unit was comprised of a convertible debenture evidenced by a 10% unsecured convertible promissory note in the principal amount of $10,000 (a total of $3,000,000), and 2,000 five-year warrants (a total of 600,000 warrants), each warrant providing for the purchase of one share of the Company's common stock at the exercise price of $5.01 per share. The Unsecured Convertible Promissory Notes bear interest at the rate of 10% per annum which was payable quarterly beginning September 30, 2005. The principal was originally due on September 30, 2006. The Company received proceeds of $3,000,000 from this private placement less $419,471 in directly incurred debt issuance costs. In addition to the foregoing, for each share of common stock issuable upon conversion, each note holder received an additional five year warrant to purchase one share of common stock at an exercise price of $6.00 per share. The Company had agreed to registration rights related to both the shares underlying the convertible debt and the related warrants.  In the event the Company failed to fulfill its registration obligations the Company agreed to pay liquidated damages under the following circumstances: (a) if the registration statement was not filed by the Company on or prior to 60 days after the final closing of the 2005 Offering (such an event, a “Filing Default”); (b) if the registration statement was not declared effective by the SEC on or prior to 150 days after the final Closing of the offering (such an event, an “Effectiveness Default”); or (c) if the Company did not file its required periodic reports under the Exchange Act when due (such an event, a “Reporting Default” and together with a Filing Default and an Effectiveness Default, a “SEC Default”). In the event of an SEC Default, the Company shall as liquidated damages pay, for each 30-day period of an SEC Default, an amount equal to 1% of the principal amount of the notes up to a maximum aggregate of 24 months of SEC Defaults. The Company was obligated to pay the Liquidated Damages in shares of common stock, priced at $2.00 per share as follows: (i) in connection with a Filing Default, on the 61st day after the initial closing, and each 30th day thereafter until the registration statement is filed with the SEC; (ii) in connection with an Effectiveness Default, on the 151st day after the initial closing, and each 30th day thereafter until the Registration Statement is declared effective by the SEC; or (iii) in connection with a Reporting Default, on the 31st consecutive day of after a Reporting Default has occurred, provided that if the Reporting Default has been cured, then such days during which a Reporting Default were accruing will be added to any future Reporting Default period for the purposes of calculating the payment of the liquidated damages provided for in this provision. The Company has recorded penalties for an Effectiveness Default with regard to the 2005 Offering through December 22, 2006, the effective date of the registration of the underlying shares, of 74,250 shares of common stock valued at $371,250.

In conjunction with the 2005 Offering, the Company recognized at the time of issuance $750,000 of beneficial conversion costs, representing the value of the beneficial conversion rights of the convertible debentures, determined by calculating the difference of the fair market value of the stock at the commitment date, or $5.00 per share, less the conversion exercise price of $4.00 times the number of shares to be issued upon conversion or 750,000 shares. This value is recorded as a discount to the convertible debentures and an addition to additional paid- in capital. This discount was completely amortized as interest expense over the term of the convertible debentures which were originally due, if not converted, by June 30, 2006.

Also in conjunction with the 2005 Offering, the Company recognized at the time of issuance $1,059,480 representing the fair value of the five year warrants issued with the convertible debentures. The value of these warrants was determined in accordance with the Black-Scholes pricing model utilizing a historic volatility factor of 129.67%, a risk free interest rate of 5.0% and an expected life for the warrants of five years, resulting in a value of $2.73 per warrant. This value was recorded as an additional discount to the convertible debentures and an addition to additional paid-in capital. This discount was completely amortized to interest expense over the term of the convertible debentures which were originally due if not converted by June 30, 2006.

Prior to the closings of the Merger and the 2006 Offering but contingent upon their successful completion, in February 2006, the Company entered into agreements with the convertible debt holders of the 2005 Offering whereby certain debt holders converted $2,130,000 of their outstanding debt obligations into common stock of the Company at a conversion price of $3.00 per share and certain other debt holders agreed to extend the maturity dates of $840,000 of debt obligations from June 30, 2006 to December 31, 2006. The $2,130,000 of debt that converted immediately resulted in additional beneficial conversion expense of $887,500 to account for the additional fair value attributed to the additional shares of common stock were issued as a result of the change in the conversion price to $3 per share from the original conversion price of $4 per share. The fair value of the foregoing additional shares was based upon a price of $5.00 per share. The converting note holders also were issued, pursuant to the terms of the original note offering, five-year warrants to purchase 426,000 shares of the Company’s common stock at an exercise price of $6.00 per share. With respect to the $840,000 of convertible debentures that were modified by extension of the due date from June 30, 2006 to December 31, 2006 and modification of the embedded conversion feature from a conversion price of $4.00 per share to a conversion price of $3.50 per share, based on the significant change in the terms of these $840,000 in debentures, the original debt was deemed extinguished and a debt extinguishment loss was recognized. This loss was based on the fair value of the new debt instrument in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments and EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.”  The Company recognized a loss on extinguishment of debt of $132,578. This loss was determined by calculating the change in net present value of the cash flows from the convertible debt, inclusive of the change in the embedded conversion feature determined by comparing the fair value of the conversion option immediately following such modification with its fair value immediately prior to the modification. This loss was recorded as of February 2006 with a corresponding increase in fair value of the modified convertible debenture balance and is being amortized over the remaining term of these debentures to additional paid in capital. As of December 31, 2006, the Company has accreted $132,578 of the recognized loss on extinguishment of debt to additional paid in capital.  Of the original amount of $3,000,000 in convertible debentures disclosed as outstanding as of December 31, 2005, $2,130,000 converted to common stock in February 2006, $30,000 was repaid in June 2006 and $840,000 converted to common stock in March 2007.

The holders of securities issued in the private placement offering and the convertible debt offering have registration rights under the common stock and for the common stock underlying the warrants held by them. Liquidated damages for failure to register and maintain registration for the common stock and for the common stock underlying the warrants held by investors are payable under the following circumstances: (a) if a registration statement is not filed by the Company on or prior to 45 days after the closing date (such an event, a “Filing Default”); (b) if the registration statement is not declared effective by the SEC on or prior to the 150th day after the Closing Date (such an event, an “Effectiveness Default”); and/or (c) if the Registration Statement (after its effectiveness date) ceases to be effective and available to Investor for any continuous period that exceeds 30 days or for one or more period that exceeds in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with a Filing Default and an Effectiveness Default, a “Registration Default”). In the event of a Registration Default, the Company shall pay to Investor as Liquidated Damages, for each 30-day period of a Registration Default, an amount equal to 1% of the aggregate purchase price paid by Investor pursuant to this Agreement up to a maximum of 18% of the aggregate purchase price paid by the investor, provided that liquidation damages in respect of a Suspension Default shall not be payable in relation to any securities not owned by the investor at the time of the Suspension Default and, provided further, that no liquidated damages are due in respect of the warrants. In the event of a Filing Default or an Effectiveness Default, the Liquidated Damages shall be paid by the issuance of additional common stock at the rate of the amount of the liquidated damages due divided by $2.00. In the event of a Suspension Default, the liquidated damages shall be paid in cash. In summary, the liquidated damages are either settled with common stock in the case of a delay in filing having declared effective a registration statement, or in cash but only related to actual stock issued (excluding common stock underlying warrants) for failure to maintain effectiveness of a registration. The Company filed the required Registration Statement within the 45 days pursuant to (a) above and completed the registration on December 22, 2006. Accordingly, the Company recognized five months of penalty and issued 74,250 penalty shares of common stock in January 2007 to investors in the Company’s Convertible Debt Offering aggregating a total charge to expense of $371,250.

The balance presented for the Convertible Debentures, net of discounts, as of March 31, 2007 and March 31, 2006 is as follows:

	March 31, 2007	March 31, 2006
Convertible debentures outstanding	$-	$870,000

Loss on modification of debt, net of $13,258 accretion to additional paid in capital as of March 31, 2006	-	119,320
Discount as a result of beneficial conversion feature, net of amortization of $668,437 as of March 31, 2006	-	(81,563)
Discount as a result of fair value of warrants issued, net of amortization of $944,262 as of March 31, 2006	-	(115,218)
Net balance	$-	$792,539

Note 5 – Equity Compensation Plans

In 2003, the Company's Board of Directors approved a Stock Option Plan (the 2003 Plan) pursuant to which nonqualified stock options are reserved for issuance to eligible employees, consultants and directors of the Company.  The 2003 Plan was administered by the Board of Directors, which had the authority to select the individuals to whom awards were to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award.  The Company has granted nonqualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $0.01 to $5.90 per share.  In August 2005, the 2003 Plan was merged into the 2005 Equity Compensation Plan and it no longer separately exists. However, options issued and outstanding under the 2003 Plan continue to be governed by their grant agreements but are administered under the 2005 Equity Compensation Plan.

In August 2005, the Company’s Board of Directors approved the 2005 Equity Compensation Plan (the 2005 Plan) pursuant to which both qualified and nonqualified stock options as well as restricted shares of common stock are reserved for issuance to eligible employees, consultants and directors of the Company.  A total of 1,505,000 shares of our common stock may be granted under the 2005 Plan.

The 2005 Plan is administered by the Company’s compensation committee which has the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award.  The Company has granted qualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $0.01 to $5.90 per share.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was recognized in the financial statements. However, APB No. 25 generally did not require the recognition of compensation expense for stock options because the exercise price of these instruments was generally equal to the fair value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.”  In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R).

For the year and three months ended March 31, 2007 and March 31, 2006, respectively, the Company granted 222,131 and 888,153 options to purchase the Company’s common stock at an exercise prices ranging from $5.00 to $5.90 per share under the 2005 Plan as follows:

	Year ended March 31, 2007	Three month transition period ended March 31, 2006
Employees	170,131	810,700
Consultants	17,000	40,000
Directors	35,000	37,453
	222,131	888,153

For the option grants issued during the three month transition period ended March 31, 2006 and through December 31, 2006, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 129.67%; risk free interest rate of 5%; and average lives of 4 years resulting in a value of $4.12 per option granted. In March 2007, in as much as the Company’s stock had begun trading in the public market but trading history was limited the Company reviewed the assumptions utilized for the volatility rate, researching companies within the consumer products category with comparable market capitalizations, comparable per share prices and with a minimum of five years of trading history, the length of time the options are exercisable. Accordingly, for the options granted for the three months ended March 31, 2007, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 5%; and average lives of 3 years resulting in a value of $2.28 per option granted based upon a market value of $5.90 per share on the date of grant. As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), the net loss for the year ended March 31, 2007 and the three month transition period ended March 31, 2006, was $560,859 and $3,315,840 greater, respectively, than if the Company had continued to account for stock options under APB No. 25. In addition, both basic and diluted loss per share for the year ended March 31, 2007 and for the three month transition period ended March 31, 2006 was $0.06 and $0.37 greater, respectively, than if the Company had continued to account for stock options under APB No. 25.

The following table illustrates the effect on net income and EPS for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123R:

Year ended
December 31, 2005,

Net loss, as reported	$(7,717,577)
Net income (loss) per share, basic and diluted, as reported	$(1.55)
Deduct: Stock-based compensation expense, as determined under fair-value based method for all employee awards	(225,127)
Pro forma net loss	$(7,942,704)
Pro forma net income (loss) per share, basic and diluted	$(1.60)

For purposes of calculating fair value under SFAS 123, the fair value of each option grant for the year ended December 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the followingweighted average assumptions: no dividend yield, expected volatility rate of 129.67%; risk free interest rate of 5%; and average lives of 5 years.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
				Weighted-
	Options	Low	High	average
Balance unexercised at January 1, 2005	184,429	$0.01	$5.00	$1.47
Granted	67,070	$0.50	$5.00	$4.22
Exercised	-	$0.00	$0.00	$0.00
Forfeited	(18,229)	$0.05	$1.25	$0.62
Balance unexercised at December 31, 2005	233,270	$0.01	$5.00	$2.34
Granted	888,153	$5.00	$5.00	$5.00
Exercised	-	$0.00	$0.00	$0.00
Forfeited	(4,154)	$5.00	$5.00	$5.00
Balance unexercised at March 31, 2006	1,117,269	$0.01	$5.00	$4.44
Granted	222,131	$5.00	$5.90	$5.24
Exercised	-	$0.00	$0.00	$0.00
Forfeited	(2,040)	$5.00	$5.00	$5.00
Balance unexercised at March 31, 2007	1,337,360	$0.01	$5.90	$4.58

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2007 is as follows:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	24,141	1.56	$0.06		24,141	3.33	$0.06
Over $0.50 to$2.50	136,259	1.73	$1.57		136,259	3.33	$1.57
$5.00	1,116,660	3.99	$5.00		985,198	3.97	$5.00
$5.90	60,300	4.97	$5.90		40,521	5.00	$5.90
	1,337,360	3.76	$4.34	$1,870,297	1,186,119	3.63	$4.34	$1,736,857

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day (March 30, 2007) of the period presented.

In addition to option grants, during the year ended March 31, 2007, the three month transition period ended March 31, 2006 and the year ended December 31, 2005 the Company granted and issued under the 2005 Equity Compensation Plan a total of 98,194, 83,737 and 157,192 shares, respectively, of common stock at $5.00 to $5.90 per share to employees, consultants and directors for services provided.  Other than grants in March 2007, which were valued at market on the date of grant, the fair value of these shares was determined based upon sales of other stock transactions in the private market just prior to the services being provided as follows:

	Year ended March 31, 2007		Three Months ended March 31, 2006		Year ended December 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Employees	28,044	$140,220	34,000	$170,000	30,431	$152,155
Consultants	49,150	257,450	39,737	198,685	126,761	633,805
Directors	21,000	118,500	10,000	50,000	-	-
	98,194	$516,170	83,737	$418,685	157,192	$785,960

Accordingly, a total of 33,386 shares are available for future grants under the 2005 Plan.  At March 31, 2007 the Company has granted options for 151,241 shares of the Company’s common stock that are unvested that will result in $586,719 of compensation expense in future periods if fully vested.

Note 6 – Income Taxes

The Company did not record any provision for federal and state income taxes for the year ended March 31, 2007, the three months ended March 31, 2006 and for the year ended December 31, 2005.  Variations from the federal statutory rate are as follows:

	Year Ended	Three Months Ended	Year Ended
	March 31,	March 31,	December 31,
	2007	2006	2005
Expected income tax benefit at the statutory rate of 34%	$4,083,171	$2,179,733	$1,559,071
Less valuation allowance	(4,083,171)	(2,179,733)	(1,559,071)
Net tax expense	$-	$-	$-

Deferred income tax assets result from cumulative federal and state operating loss carryforwards in the amounts of $10,402,418 and $7,751,561 at March 31, 2006 and December 31, 2005, respectively. For the year ended March 31, 2007, the Company incurred additional federal and state operating loss carryforwards of $8,895,243. The loss carry forwards will begin to expire in 2022.  At March 31, 2007, March 31, 2006, and December 31, 2005, the Company has research and development tax credit carryforwards of $362,672, $118,285 and $118,285, respectively, which begin to expire in 2022.

Net deferred tax assets consist of the following as of:

	March 31,	March 31,	December 31,
	2007	2006	2005

Tax effect of net operating loss carryforwards	$7,454,687	$4,021,104	$2,997,078
Tax effect of employee equity compensation	1,374,298	1,157,638	-
Tax effect of other temporary differences	166,194	(22,348)	(20,417)
Research and development tax credit	362,672	118,285	118,285
Less valuation allowance	(9,357,850)	(5,274,679)	(3,094,946)

Net deferred tax assets	$-	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized.  The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances equal to the entire balance of the deferred tax assets are necessary.  In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on our ability to utilize our existing tax loss and tax credit carry forwards.  The Company did incur such a change in ownership effective in the fourth quarter of 2004.  The result of the section 382 limitation was that the NOL carryover from 2004 and previous years was limited to $1,042,501 per year.  At this time the Company does not anticipate a section 383 limitation as a result of this ownership change.

Note 7 – Related Party Transactions

During the year ended December 31, 2005, the Company retained one member of their board as a consultant who was granted shares of common stock and fees for services provided totaling $286,167.  During the year ended December 31, 2005, the Company paid legal fees to a director in the amount of $37,438 and issued shares of common stock for services provided valued at $10,000.  During the year ended March 31, 2007 and the three month transition period ended March 31, 2006, the Company paid $44,472 and $24,000, respectively, to this same director for legal services. The Company also issued shares of common stock to its Board of Directors for services provided valued at $30,000 for the year ended December 31, 2005.  On March 28, 2006, the Company granted to each of its four outside directors 2,500 shares of the Company’s common stock at a value of $5.00 per share for a total of $12,500 for each director, or an aggregate total of $50,000, and 10,000 fully vested five-year options to purchase the Company’s common stock at an exercise price of $5.00 per share for services for the fiscal year ending March 31, 2007. In addition, three outside directors received grants of 1,250 shares for service on the Audit Committee and 750 shares for service on the Governance Committee. On March 22, 2007, the Company granted to three of its four outside directors, 2,500 shares of the Company’s common stock at a market value of $5.90 per share for a total of $14,750 for each director, or an aggregate total of $44,250, and 10,000 fully vested five-year options to purchase the Company’s common stock at an exercise price of $5.90 per share, the price per share equal to the fair market value of the common stock on the date of the option grant, for services on the board for the calendar year ending December 31, 2007.  In addition, on March 22, 2007, two outside directors received grants of 1,250 shares for service on the Audit Committee and 750 shares for service on the Governance Committee at an exercise price of $5.90 per share for an aggregate total of $23,600. Also, the previous Chairman of the audit and governance committees, received a grant on March 22, 2007 for services rendered of 3,500 shares of the Company’s common stock at a market value of $5.90 per share for a total of $20,650 and 5,000 fully vested five-year options to purchase the Company’s common stock at an exercise price of $5.90 per share, the price per share equal to the fair market value of the common stock on the date of the option grant.

The Company leased its office space during the year ended December 31, 2005 from a landlord who is a minority shareholder.  The Company paid rent to the shareholder in the amount of $30,408 and issued shares of common stock for rent valued at $76,036.  Through July 2005, the Company leased certain laboratory space from an employee.  Rent expense paid to the employee totaled $7,574 for the year ended December 31, 2005.

The Company was renting office furniture, office equipment, and computers from its former parent, Mentor Capital Consultants, Inc., at the rate of $2,500 per month. For the first five months of 2005, the Company continued to rent equipment from Mentor Capital for a total of $12,500.  On May 31, 2005, the Company acquired these fixed assets for their net book value of $33,901.

During the three-month transition period ended March 31, 2006, the Company paid to a director, $12,500 in consulting fees in connection with a corporate presentation given in conjunction with our private placement in February 2006.

During the year ended March 31, 2007, the Company paid consulting fees totaling $81,238 to one of its directors who resigned on April 16, 2007, for services related to the development of an international channel of distribution for the Company’s products and other consulting services.

Also, during the year ended March 31, 2007, the Company incurred fees totaling $640,186 for various video and web projects, including production of the Company’s infomercial to promote its products, to MedEd Architects LLC a video production company owned 33% by the Company’s Chief Marketing Officer. The Company may incur additional costs in subsequent calendar quarters to MedEd Architects LLC, for editing and production of additional infomercials featuring the Company’s products and related video-based products. During the three month transition period ended March 31, 2006, we incurred $131,894 in expenses to MedEd Architects, LLC for video production, printing, duplication, and web design.

Note 8 – Commitments and Contingencies

On July 27, 2006 the Company entered into a lease with Pawnee Properties, LLC to consolidate its operations, other than its seed kit manufacturing operations, into a 21,012 square foot office space at 6075 Longbow Drive, Boulder, Colorado 80301, commencing December 1, 2006.  The initial rent is $15,759 per month, plus the Company’s proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

Future cash payments under such operating lease for the upcoming five years are as follows:

Year Ended	Rent
March 31, 2008	$296,546
March 31, 2009	328,400
March 31, 2010	341,970
March 31, 2011	344,684
March 31, 2012	268,691
$1,580,291

Rent expense for the year ended March 31, 2007, for the three months ended March 31, 2006, and for the year ended December 31, 2005 was $348,454, $33,458 and $106,444, respectively.

Note 9 – Stockholders’ Equity

On January 31, 2005, the State of Nevada approved the Board of Director's amendment to the articles of incorporation  were amended to increase the authorized shares of the Company's common stock from 40,000,000 shares to 75,000,000 shares.  On May 31, 2005, the Company's Board of Directors approved a one-for-five reverse stock split of all outstanding shares.  The historical share and per share amounts included in the accompanying financial statements have been retroactively adjusted to reflect the split.

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

During the year ended December 31, 2005, 1,600 shares of common stock were sold at $5.00 per share to an employee per an employment agreement.  In addition, 38,000 warrants were exercised at $1.25 per share and 64,000 warrants were exercised at $2.50 per share.  As of December 31, 2005, the Company recorded subscriptions receivable of $840,000 representing the exercises of 326,000 warrants at $2.50 per share and 5,000 warrants at $5.00 per share.  This amount was collected in cash in January 2006.

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

During the three-month transition period ended March 31, 2006, the Company issued 2,148,000 shares of common stock valued at $5.00 per unit (each unit included one share and one warrant to purchase a share of common stock at an exercise price of $7.50 per share ) in a private placement (Note 2 – Merger and Private Placement).

During the three month transition period ended March 31, 2006, the Company issued 710,009 shares of common stock valued at $5.00 per share and five year warrants issuable upon conversion with an exercise price of $6.00 per share in exchange for conversion of convertible debentures (Note 4 – Convertible Debentures).

During the three month transition period ended March 31, 2006, the Company issued 580,136 shares of common stock in conjunction with a merger with Wentworth I (Note 2 – Merger and 2006 Private Placement).

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

During the year ended March 31, 2007, the Company issued 98,194 shares of common stock under its 2005 Plan including 5,000 shares to the Company’s Chief Financial Officer as additional compensation, 21,000 shares to its directors, 23,044 shares to other employees, and 49,150 shares to consultants.

During the year ended March 31, 2007, the Company issued 8,872 shares of stock to a landlord and recorded $44,360 as additional rent expense. During the nine months ended December 31, 2005, the Company issued 11,403 shares of stock to a landlord and recorded $57,015 as additional rent expense.

During the year ended March 31, 2007, the Company issued 11,354 shares of stock to its public relations firm and recorded $56,770 as additional marketing expense.

During the year ended March 31, 2007, the Company issued 6,858 shares of stock to an unrelated third party in settlement of a claim from its previous parent company and recorded $40,462 as additional general and administrative expense.

On March 16, 2007, the Company completed a private offering in which the Company sold an aggregate of 833,400 shares of common stock and warrants to purchase 833,400 shares of common stock (the "2007 Investor Warrants") in the form of units consisting of one share of common stock and one warrant per unit (the "2007 Offering"). The units were sold at a price of $6.00 per unit. In addition, warrants to purchase 83,340 shares of common stock were issued to the placement agent of the 2007 Offering (the "2007 Agent Warrants," and together with the 2007 Investor Warrants, the "2007 Warrants").

Each 2007 Investor Warrant is exercisable for one share of common stock at an exercise price of $7.50 per share, and each 2007 Agent Warrant is exercisable for one share of common stock at an exercise price of $8.25 per share. Each 2007 Warrant will be exercisable for five years from the closing of the 2007 Offering. The exercise price and number of shares of common stock underlying the 2007 Warrants is subject to adjustment on certain events, including reverse stock splits, stock dividends and recapitalizations, combinations, and mergers where the Company is not the surviving company. The Company will at all times reserve and keep available, solely for issuance and delivery upon the exercise of the 2007 Warrants, such shares of common stock underlying the 2007 Warrants, as from time to time shall be issuable upon the exercise of the 2007 Warrants.

The Company has the right to require the holders of 2007 Investor Warrants to exercise the 2007 Investor Warrant if our common stock is quoted on the NASDAQ Capital Market and, for a period of 20 consecutive trading days, the closing bid price of the common stock has been above $10.00 per share and the daily trading volume has been at least 50,000 shares, in each case on each of the 20 consecutive trading days.

On March 28, 2007, the Company completed an additional private offering in which the Company sold an aggregate of 333,360 shares of common stock and warrants to purchase 333,360 shares of common stock in the form of units consisting of one share of common stock and one warrant per unit. The units were sold at a price of $6.00 per unit. In addition, warrants to purchase 33,336 shares of common stock were issued to the placement agent of this private offering. The warrants issued to the investors and the placement agent has the same terms as the 2007 Investor Warrants and the 2007 Agent Warrants, respectively.

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $.001 par value.    As of March 31, 2007, March 31, 2006 and December 31, 2005, no shares of preferred stock have been issued.

A summary of the Company’s warrant activity for the period from January 1, 2005 through March 31, 2007 is presented below:

		Weighted	Aggregate
	Warrants	Average	Intrinsic
	Outstanding	Exercise Price	Value
Outstanding, January 1, 2005	1,350,858	$8.31
Granted	660,000	$5.10
Exercised	(433,000)	$1.25
Expired	(25,000)	$5.00
Outstanding, December 31, 2005	1,552,858	$8.64
Granted	2,962,800	$6.20
Exercised	-	$-
Expired	-	$-
Outstanding, March 31, 2006	4,515,658	$7.04
Granted	1,283,436	$7.57
Exercised	(39,000)	$2.98
Expired	(36,000)	$3.08
Outstanding, March 31, 2007	5,724,094	$7.21	$ 721,343

As of March 31, 2007, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life
32,098	$2.50	0.90
15,000	$5.00	0.90
600,000	$5.00	3.45
654,000	$6.00	4.12
2,357,800	$6.25	3.90
1,283,436	$7.57	4.99
391,280	$10.00	2.63
391,280	$15.00	2.63
5,724,094	$7.21	3.93

Note 10 – Mandatorily Redeemable Common Stock

On September 30, 2005, the Company entered into a manufacturing agreement with Source Plus, Inc. (“Source Plus”) and Mingkeda Industries Co. Ltd. (“Mingkeda”).  Source Plus advanced monies to Mingkeda for tooling and molds to build the Company’s products.  To reimburse Source Plus for its advances to Mingkeda, the Company issued 62,000 shares of common stock to Source Plus in October 2005 with an estimated market value of $5.00 per share.  The Company recorded a $310,000 asset for tooling which is being depreciated over a period of three years to reflect the estimated useful life of the tooling.  If an offering or other transaction to enable Source Plus the ability to register their issued shares was not completed on or before June 1, 2006, Source Plus could have required the Company to repay $310,000 in exchange for its return of the shares of common stock.  In accordance with SFAS No. 150, the Company had recorded the shares issued as a liability until such time as the registration contingency could be removed. The Company completed registration of the shares issued in its 2006 Private Placement on December 22, 2006 and the forgoing shares were reclassified as equity.

Note 11 – Subsequent Events

On June 14, 2007, the Company received gross proceeds of $312,500 from the exercise of 50,000 stock purchase warrants having an exercise price of $6.25 per share.

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.2	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.3	Certificate of Amendment to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.4	Certificate of Change to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.6	Amended Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed March 7, 2006)

4.2	Form of 2005 Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed March 7, 2006)

4.3	Form of 2006 Warrant (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed March 7, 2006)

4.4	Form of 10% Convertible Note (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K, filed March 7, 2006)

4.5	Form of $10.00 Redeemable Warrant (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed March 7, 2006)

4.6	Form of $15.00 Redeemable Warrant (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed March 7, 2006)

4.7	Form of Conversion Warrant (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed March 7, 2006)

4.8	Form of 2005 Placement Agent Warrant (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed March 7, 2006)

4.9	Form of 2006 Placement Agent Warrant (incorporated by reference to Exhibit 4.9 of our Current Report on Form 8-K, filed March 7, 2006)

4.10	Form of $2.50 Warrant (incorporated by reference to Exhibit 4.10 of our Current Report on Form 8-K, filed March 7, 2006)

4.11	Form of $5.00 Warrant (incorporated by reference to Exhibit 4.11 of our Current Report on Form 8-K, filed March 7, 2006)

4.12	Form of Convertible Note Modification Agreement (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K/A-2, filed November 16, 200)

4.13	Form of 2007 Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed March 16, 2007)

4.14	Form of 2007 Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed March 16, 2007)

4.15	Form of 2007 Second Tranche Investor Warrant*

4.16	Form of 2007 Second Tranche Agent Warrant*

10.1
Lease Agreement between AeroGrow and United Professional Management, Inc. dated October 1, 2003, as amended by a Lease Amendment dated October 7, 2003, and a Lease Amendment dated April 71 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed March 7, 2006)

10.2	Amended 2003 Stock Option Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed March 7, 2006)

10.3	Form of Stock Option Agreement relating to the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed March 7, 2006)

10.4	2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed March 7, 2006)

10.5	Form of Stock Option Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed March 7, 2006)

10.6	Form of Restricted Stock Grant Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed March 7, 2006)

10.7	Form of Lock-up Agreement for certain investors (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed March 7, 2006)

10.8
Placement Agent Agreement between Keating Securities, LLC and AeroGrow dated May 27, 2005 with respect to the Convertible Note offering (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed March 7, 2006)

10.9
Placement Agent Agreement between Keating Securities, LLC and AeroGrow dated February 6, 2006 with respect to the 2006 Offering (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K, filed March 7, 2006)

10.10	Business Lease dated December 8, 2004, between AeroGrow and Investors Independent Trust Company (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed March 7, 2006)

10.11	Consulting Arrangement between Randy Seffren and AeroGrow dated October 13, 2004 (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K, filed March 7, 2006)

10.12	Contract between AeroGrow and Innotrac Corporation dated October 7, 2005 (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K, filed March 7, 2006)

10.13	Letter of Agreement dated September 30, 2005, between AeroGrow and Kenneth Dubach (incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K, filed March 7, 2006)

10.14	Consulting Agreement between AeroGrow and Jerry Gutterman dated May 16, 2005 (incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K, filed March 7, 2006)

10.15
Manufacturing Agreement among Mingkeda Industries Co., LTD., Source Plus, Inc. and AeroGrow dated September 30, 2005 (incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K, filed March 7, 2006)

10.16
Form of Subscription Agreement relating to the issuance of our convertible notes and redeemable 2005 warrants (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K, filed March 7, 2006)

10.17
Form of Assignment of Application Agreement between AeroGrow and our executives, employees and consultants (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K, filed March 7, 2006)

10.18	Form of Non-disclosure Agreement between AeroGrow and our executives, employees and consultants (incorporated by reference to Exhibit 10.18 of our Current Report on Form 8-K, filed March 7, 2006)

10.19
Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between AeroGrow and our employees, consultants and other third-party contractors (incorporated by reference to Exhibit 10.19 of our Current Report on Form 8-K, filed March 7, 2006)

10.20	Letter agreement dated July 15, 2005 between AeroGrow and Patrice Tanaka & Company (incorporated by reference to Exhibit 10.20 of our Current Report on Form 8-K, filed March 7, 2006)

10.21	Production Agreement dated October 3, 2005, between AeroGrow and Respond2, Inc. (incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K, filed March 7, 2006)

10.22
Form of Subscription Agreement relating to offering consummated February 24, 2006 for the sale of common stock and warrants* (incorporated by reference to Exhibit 10.22 of our Current Report on Form 8-K, filed March 7, 2006)

10.23	Employment Agreement between AeroGrow and W. Michael Bissonnette (incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K, filed March 7, 2006)

10.24	Employment Agreement between AeroGrow and Mitchell Rubin (incorporated by reference to Exhibit 10.24 of our Current Report on Form 8-K, filed March 7, 2006)

10.25	Employment Agreement between AeroGrow and Jeff Brainard (incorporated by reference to Exhibit 10.25 of our Current Report on Form 8-K/A, filed May 16, 2006)

10.26	Employment Agreement between AeroGrow and Randal Seffren, dated July 24, 2006 (incorporated by reference to Exhibit 10.26 of our Current Report on Form 8-K, filed July 27, 2006).

10.27	Waiver and Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference to Exhibit 10.26 our Current Report on Form 8-K/A-2, filed November 16, 2006)

10.28	Lease Agreement with Pawnee Properties, LLC (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K, filed August 2, 2006)

10.29
Registration Rights Agreement dated as of March 12, 2007, by and between AeroGrow International, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed March 16, 2007)

10.30	Product Supply Agreement between AeroGrow and Global Information Services, Inc., dated May 30, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed June 4, 2007)

10.31	Registration Rights Agreement dated as of March 30, 2007, by and between AeroGrow International, Inc. and the other parties thereto*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith