Form 10-Q
period 2007-06-30
AeroGrow International, Inc.
filed 2007-08-14
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission File No. 000-50888

AEROGROW INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	46-0510685
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6075 Longbow Drive, Suite 200
Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)
(303) 444-7755
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Number of shares of issuer's common stock outstanding as of August 1, 2007: 11,199,581

AeroGrow International, Inc.

FORM 10-Q REPORT
June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$3,418,227	$5,495,501
Restricted cash	85,036	84,363
Accounts receivable, net of allowance for doubtful accounts of $56,597 and $80,695 at June 30, 2007 and March 31, 2007, respectively	2,197,609	1,884,743
Other receivable	229,470	182,221
Inventory	3,908,224	3,940,614
Prepaid expenses and other	419,090	480,990
Total current assets	10,257,656	12,068,432

Property and equipment, net of accumulated depreciation of $408,267 and $322,405 at June 30, 2007 and March 31, 2007, respectively	953,067	909,496
Intangible assets, net of accumulated amortization of $8,599 and $6,659 at June 30, 2007 and March 31, 2007, respectively	30,474	28,723
Deposits	136,039	35,155
	166,513	63,878
Total Assets	$11,377,236	$13,041,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to factor	$1,266,140	$645,151
Accounts payable	1,601,523	3,192,734
Accrued expenses	1,082,066	1,166,485
Customer deposit	910,847	-
Deferred rent	57,283	53,531
Total current liabilities	4,917,859	5,057,901

Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 11,125,609 and 11,065,609 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	11,125	11,065
Additional paid-in capital	38,263,145	37,765,003
Accumulated (deficit)	(31,814,893)	(29,792,163)
Total Stockholders' Equity	6,459,377	7,983,905
Total Liabilities and Stockholders' Equity	$11,377,236	$13,041,806

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue
Product sales, net	$6,278,685	$821,938

Operating expenses
Cost of revenue	3,575,276	675,695
Research and development	521,819	434,931
Sales and marketing	2,920,987	960,474
General and administrative	1,255,008	856,040
Total operating expenses	8,273,090	2,927,140

Loss from operations	(1,994,405)	(2,105,202)

Other (income) expense, net
Interest (income)	(37,859)	(84,113)
Interest expense	66,184	101,800
Total other (income) expense, net	28,325	17,687

Net loss	$(2,022,730)	$(2,122,889)

Net loss per share, basic and diluted	$(0.18)	$(0.23)

Weighted average number of common
shares outstanding, basic and diluted	11,085,389	9,116,832

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss)	$(2,022,730)	$(2,122,889)
Adjustments to reconcile net (loss) to cash provided
(used) by operations:
Issuances of common stock and options under equity compensation plans	123,202	170,426
Issuance of common stock to landlord for rent	-	38,020
Depreciation and amortization expense	87,802	40,344
Bad debt expense (recoveries)	(24,099)	5,152
Amortization of debt issuance costs	-	15,206
Amortization of convertible debentures, beneficial conversion feature	-	27,188
Interest expense from warrants issued with convertible debentures	-	38,406
Change in assets and liabilities:
(Increase) in accounts receivable	(288,767)	(482,068)
(Increase) in other receivable	(47,249)	-
Decrease (increase) in inventory	32,390	(457,445)
Decrease in other current assets	61,900	29,914
(Decrease) in accounts payable	(1,591,211)	(56,142)
(Decrease) increase in accrued expenses	(84,419)	6,760
Increase in customer deposit	910,847	-
Increase in deferred rent	3,752	-
(Increase) in deposits	(100,884)	-
Net cash (used) by operating activities	(2,939,466)	(2,747,128)
Cash flows from investing activities:
Decrease (increase) in restricted cash	(673)	(6,370)
Purchases of equipment	(129,433)	(65,066)
Patent expenses	(3,691)	(585)
Net cash (used) by investing activities	(133,797)	(72,021)
Cash flows from financing activities:
Increase in amounts due to factor	620,989	-
Proceeds from exercise of warrants	375,000	25,000
Repayments of convertible debentures	-	(30,000)
Net cash provided (used) by financing activities	995,989	(5,000)
Net increase (decrease) in cash	(2,077,274)	(2,824,149)
Cash, beginning of period	5,495,501	8,852,548
Cash, end of period	$3,418,227	$6,028,399

Supplemental disclosure of non cash investingand financing activities:
Interest paid	$66,184	$21,000
Income taxes paid	$-	$-
Accretion of debt modification	$-	$39,773

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

AeroGrow International, Inc. ("the Company") was incorporated in the State of Nevada on March 25, 2002.  The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the gardening, cooking and small kitchen appliance markets worldwide.  The Company’s principal activities since its formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden™ system and, in March 2006, began shipping these systems to retail and catalogue customers.  Prior to March 2006, the Company was considered a Development Stage Enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  Effective March 2006, the Company ceased being considered a development stage enterprise. The Company is headquartered in Boulder, Colorado.

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

Interim Financial Information
The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007 as filed with the SEC.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2007, the results of operations for the three months ended June 30, 2007 and 2006, and the cash flows for the three months ended June 30, 2007 and 2006. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2007 is derived from the Company’s audited financial statements.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Segments of an Enterprise and Related Information
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" replaces the industry segment approach under previously issued pronouncements with the management approach.  The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments.  SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.  At present, the Company only operates in one segment.

Concentration of Credit Risk
SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount of cash the Company has on deposit with a financial institution exceeded the $100,000 federally insured limit as of June 30, 2007 and March 31, 2007.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying values of all financial instruments approximate their fair value.

Customers:
For the three months ended June 30, 2007, the Company had one customer who represented 17.7% of net product sales.  At June 30, 2007, this customer accounted for less than 1% of the total outstanding accounts receivable.  In addition, at June 30, 2007, the Company had two additional customers accounting for 26.3%, and 19.7%, respectively, of total accounts receivable outstanding.

For the three months ended June 30, 2006, the Company had two customers represent 46.6% and 19.0%, respectively, of net product sales.

Suppliers:
As of June 30, 2007, the Company had one supplier that accounted for $160,413, or 10.0%, of total outstanding accounts payable.  For the three months ended June 30, 2007, the Company purchased inventories and other inventory related items from this supplier totaling $680,050, representing 19% of the cost of revenues for the three months ended June 30, 2007.  In addition, during the three months ended June 30, 2007, the Company purchased inventories and other inventory related items from one additional supplier totaling $1,046,621, representing 29% of the cost of revenues for the three months ended June 30, 2007.  During the three months ended June 30, 2006, the Company purchased inventory and other inventory related items from one supplier totaling $1,063,007.  During the three months ended June 30, 2007, inventories and inventory related items from this vendor represented 44% of the cost of revenues for the period.

Restricted Cash
The Company has a restricted money market account to secure the activity related to its corporate credit card purchase account. The balance in this restricted money market account as of June 30, 2007 and March 31, 2007 was $85,036 and $84,363, respectively.

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs where the Company is the manufacturer are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.”  A majority of the Company’s products are manufactured overseas and are recorded at cost.

	June 30,	March 31,
	2007	2007
Finished goods	$3,377,057	$3,626,671
Raw materials	531,167	313,943
	$3,908,224	$3,940,614

The Company determines inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2007 and March 31, 2007, the Company had determined that no inventory obsolescence reserve was required.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card and are recognized as revenue once the applicable trial period has expired (see “Revenue Recognition” below). Sales to retailers vary by customer, but are generally on net 30 days terms. Accounts receivable are reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on a review of the current status of trade accounts receivable.  The Company had recorded an allowance for bad debts of $56,597 and $80,695, as of June 30, 2007 and March 31, 2007, respectively.

Other Receivable
In conjunction with the Company’s processing of credit card transactions and for its direct to consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed over the previous six months of activity. As of June 30, 2007 and March 31, 2007, the balance in this reserve account was $229,470 and $182,221, respectively.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Beginning with the quarter ended December 31, 2006, the Company began to offer promotions to its direct sales consumers allowing thirty or thirty-six days for product evaluation, where the customer pays only the shipping and handling costs for such products before making the required installment payments after the expiration of the thirty or thirty-six day trial period.  During the three months ended June 30, 2007, the Company offered a thirty-six day trial period and accordingly, the Company did not record $294,715 as of June 30, 2007, related to the unpaid balance due for orders shipped in conjunction with this evaluation program.  The Company also deferred, as of June 30, 2007, recognition of $89,828 of product costs associated the foregoing revenue in as much as the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods.  The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $910,847 of revenue as of June 30, 2007 related to inventory held by one of its retail shopping channel customers that was paid in full by the customer.  Accordingly, the Company has also recorded a customer deposit for $910,847 related to this transaction.  The Company has also deferred, as of June 30, 2007, recognition of $457,597 of product costs associated with this sale, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including, promotions and other volume-based incentives. Future market conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require the Company to estimate, based on industry experience the number of customers who will actually redeem the incentive. At June 30, 2007 and March 31, 2007, the Company had accrued $148,089 and $65,385, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Both manufacturers of the Company’s products provide replacement parts for any defective components free of charge up to 2% of the total units purchased.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $47,633 and $15,593 at June 30, 2007 and March 31, 2007, respectively.

The Company reserves for potential returns from customers and associated refunds or credits related to such returns based upon historical experience. The Company has recorded reserves for customer returns of $166,159 and $238,569 at June 30, 2007 and March 31, 2007, respectively.

3.	Due to Factor

On February 9, 2007, the Company entered into an agreement with Benefactor Group Inc. (“Benefactor”) whereby Benefactor agreed to factor the company’s retail accounts receivable invoices. The term of the agreement is for one year but can be terminated by the Company with 60 days written notice. In accordance with the terms of the agreement, Benefactor will purchase the invoices that it approves for an initial payment of 85% of the amount of the invoice with the remaining 15% paid upon collection less any deductions from the customer. Benefactor charges a commission of 1¼% of the gross amount of the invoice and a maintenance fee equal to an annual rate of prime plus 3%, prime being determined by Benefactor based upon either the prime rate published by Benefactor’s bank or the Wall Street Journal, (11.25% at June 30, 2007 and March 31, 2007), charged on a daily basis for the unpaid invoice amounts outstanding. The Company has agreed, beginning May 2007, to factor with Benefactor a minimum of $800,000 of invoices monthly. The Company is responsible for any invoices that are unpaid after 91 days or are subject to other defaults by the customer and this obligation is secured by the Company with a security interest granted to Benefactor on all assets. As of June 30, 2007, Benefactor had advanced the Company $1,266,140 against invoices totaling $1,560,838.  Fees paid to Benefactor for interest, discounts and other services for the three months ended June 30, 2007 totaled $67,149.  The receivables are considered recourse and are shown at their gross value on the balance sheet.

4.	Stock Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally results in no employee stock option expense. The Company adopted SFAS No. 123R, “Share-Based Payment” on January 1, 2006, and does not plan to restate financial statements for prior periods.

For the three months ended June 30, 2007 and June 30, 2006, respectively, the Company granted 0 and 125,000 options to purchase the Company’s common stock at an exercise price of $5.00 per share under the 2005 Equity Compensation Plan (“2005 Plan”).

For the option grants issued from January 1, 2006 through December 31, 2006, inclusive of the three months ended June 30, 2006, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 129.67%; risk free interest rate of 5%; and average lives of four years resulting in a value of $4.12 per option granted. In March 2007, in as much as the Company’s stock had begun trading in the public market but trading history was limited, the Company reviewed the assumptions utilized for the volatility rate.  This review included researching companies within the consumer products category with comparable market capitalizations, comparable per share prices and with a minimum of five years of trading history, five years representing the length of time the options are exercisable. Accordingly, for the options granted subsequent to December 31, 2006, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 5%; and average lives of three years. As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123R, the net loss for the three months ended June 30, 2007 and the three months ended June 30, 2006 was $123,202 and $42,925 greater, respectively, than if the Company had continued to account for stock options under APB Opinion No. 25. In addition, both basic and diluted loss per share for the three months ended June 30, 2007 and the three months ended June 30, 2006 was $0.01 and $0.00 greater, respectively, than if the Company had continued to account for stock options under APB Opinion No. 25.

The following table summarizes the total stock-based compensation expense for the three months ended June 30, 2007 and the three months ended June 30, 2006 from all of the Company’s stock compensation plans, included in the Unaudited Condensed Statements of Operations:

	For the three months ended June 30,
	2007	2006
General and administrative	$7,210	$-
Research and development	69,876	-
Sales and marketing	46,116	42,925
	$123,202	$42,925

There were no exercises, grants or forfeitures of stock options under the Company’s equity compensation plans for the three months ended June 30, 2007.  At June 30, 2007, the Company had granted options for 119,870 shares of the Company’s common stock that are unvested that will result in $463,517 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of June 30, 2007 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	24,141	1.31	$0.06		24,141	3.08	$0.06
Over $0.50 to $2.50	136,259	1.48	$1.57		136,259	3.08	$1.57
$5.00	1,116,660	3.74	$5.00		1,013,282	3.72	$5.00
$5.90	60,300	4.72	$5.90		43,808	5.00	$5.90
	1,337,360	3.51	$4.34	$ 1,870,297	1,217,490	3.40	$4.34	$1,765,270

5.	Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on April 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date of April 1, 2007, the Company had $4.0 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. It is reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any such change to be material.

The Company is subject to U.S. federal income tax as well as income tax of several state jurisdictions including primarily Colorado and California. The Company has concluded all U.S. federal income tax matters for the year ended December 31, 2002. Substantially all material state and local income tax matters have been concluded through December 31, 2002, depending on the statute of limitations for a given jurisdiction. Federal and state income tax returns for 2003 through 2006 remain available for examination by the applicable jurisdictions.

6.	Related Party Transactions

During the three months ended June 30, 2007, the Company paid fees totaling $2,000 per month, a total of $6,000, to one director as a retainer for general legal services.

During the three months ended June 30, 2007 and June 30, 2006, the Company paid consulting fees totaling $19,014 and $23,019, respectively, to a former director in the 2007 period who served as a director in the 2006 period.  The services paid in both periods relate to expanding the Company’s marketing efforts and new areas of distribution for the Company’s products.

Also during the three months ended June 30, 2007 and June 30, 2006, the Company incurred fees totaling $58,995 and $113,175, respectively to MedEd Architects LLC, a video production company owned 33% by Randy Seffren, the Company’s Chief Marketing Officer.

7.	Stockholders’ Equity

In June 2007, the Company received gross proceeds of $375,000 from the exercise of warrants to purchase 60,000 shares of the Company’s common stock at $6.25 per share.

A summary of the Company’s warrant activity for the period from April 1, 2007 through June 30, 2007 is presented below:

		Weighted	Aggregate
	Warrants	Average	Intrinsic
	Outstanding	Exercise Price	Value
Outstanding, April 1, 2007	5,724,094	$7.21
Granted	-	$-
Exercised	(60,000)	$6.25
Expired	-	$-
Outstanding, June 30, 2007	5,664,094	$7.23	$ 9,803,010

 As of June 30, 2007, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life
32,098	$2.50	0.90
15,000	$5.00	0.90
600,000	$5.01	3.45
654,000	$6.00	3.87
2,297,800	$6.25	3.90
1,283,436	$7.57	4.99
390,880	$10.00	0.75
390,880	$15.00	0.75
5,664,094	$7.23	3.64

8.	Subsequent Events

In July 2007, the Company received gross proceeds of $60,000 and issued 10,000 shares of common stock from the exercise of 10,000 warrants at an exercise price of $6.00 per share.

In July 2007, the Company received gross proceeds of $381,250 and issued 61,000 shares of common stock from the exercise of 61,000 warrants at an exercise price of $6.25 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2007 and June 30, 2006. The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company, ” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on June 29, 2007 with the Securities and Exchange Commission (the “SEC”) and the Form SB-2/A filed with the SEC May 8, 2007. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and in the Company’s other filings with the SEC.

Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic garden systems. Since formation and through our development stage that ended March 1, 2006, our principal activities consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. We have completed development of our initial kitchen garden systems and related “bio-grow” seed pods and have contracted with a third-party manufacturers who have commenced production activities. We began sales activities as of March 2006. As of March 31, 2007, we had manufactured and taken delivery of over 140,000 units of our kitchen garden systems and had manufactured over 400,000 seed kits. We commenced initial marketing and distribution of our products during March 2006, and have expanded these marketing efforts to encompass retail, home shopping, catalogue, international, and direct to consumer sales channels. Prior to March 2006 when we commenced sales of our aeroponic garden systems, we were considered a Development Stage Enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Our Critical Accounting Policies

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. When we are the manufacturer, we include in inventory costs raw materials, labor and manufacturing overhead. We record the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” A majority of our products are manufactured overseas and are recorded at cost.

We will determine an inventory obsolescence reserve based on historical experience and will establish reserves against inventory according to the age of the product. As of June 30, 2007 and March 31, 2007, we had determined that no inventory obsolescence reserve was required.

Revenue Recognition
We recognize revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fees are fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $294,719 of revenue as of June 30, 2007 related to the unpaid balance due for orders shipped in conjunction with the Company’s direct sales to consumers which allow the consumer 36 days to evaluate the product paying only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. The Company also deferred, as of June 30, 2007, recognition of $89,828 of product costs associated the foregoing such revenue in as much as the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $910,847 of revenue as of June 30, 2007 related to inventory held by one of its retail shopping channel customers which was paid in full by the customer.  Accordingly, the Company has also recorded a customer deposit for $910,847 related to this transaction.  The Company has also deferred, as of June 30, 2007, recognition of $457,597 of product costs associated this sale which have been included in inventory.

We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentives are offered. Additionally, certain incentive programs require us to estimate based on industry experience the number of customers who will actually redeem the incentive. At June 30, 2007 and March 31, 2007, the Company had accrued $148,089 and $65,385, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Both manufacturers of the Company’s products provide replacement parts for any defective components free of charge up to 2% of the total units purchased.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $47,633 and $15,593 at June 30, 2007 and March 31, 2007, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in sales.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the SEC provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognition of the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006 and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has increased net loss by $121,202 and $42,925 for the three months ended June 30, 2007 and the three months ended June 30, 2006, respectively, as compared to using our prior method under APB No. 25.

Results of Operations

The following table sets forth, as a percentage of sales, our quarterly financial results for the three months ended June 30, 2007 and the three months ended June 30, 2006:

	For the Three Months Ended June 30,
	2007	2006
Revenue
Product sales- retail	65.8%	84.4%
Product sales- direct to consumer	34.2%	15.6%
Total sales	100.0%	100.0%
Operating expenses
Cost of revenue	56.9%	82.2%
Research and development	8.3%	52.9%
Sales and marketing	46.5%	116.9%
General and administrative	20.0%	104.1%
Total operating expenses	131.7%	356.1%

Loss from operations	-31.7%	-256.1%

For the three months ended June 30, 2007 and June 30, 2006, net sales totaled $6,278,685 and $821,938, respectively, an increase of $5,456,747 or 664%. The three months ended June 30, 2006 was the first full calendar quarter of our operations. Our AeroGarden products are sold through two sales methods. Direct sales are generated as a result of airings of our infomercial, our websites and other direct to consumer advertisements. Retail sales are generated through sales to “brick and mortar” retailers, catalogues and home shopping companies who in turn sell to consumers. A summary of these two sales categories for the three months ended June 30, 2007 and 2006 is as follows:

	For the Three Months Ended June 30,
Revenue	2007	2006
Product sales- retail	$4,129,853	$693,610
Product sales- direct to consumer	2,148,832	128,328
Total sales	$6,278,685	$821,938

In regard to our direct sales, we offer our direct customers 36 days to evaluate the product (“Trial Sales”) paying only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36- day trial period. Accordingly, we did not record $294,719 of revenue from these Trial Sales as of June 30, 2007. We also deferred, as of June 30, 2007, recognition of $89,828 of product costs associated with the foregoing Trial Sales in as much as the customer is required to return the product and we are therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Also, we did not record $910,847 of revenue as of June 30, 2007 related to products held by one of our retail shopping channel customers under a guaranteed sale arrangement which was paid in full by the customer.  Accordingly, we have also recorded a customer deposit for $910,847 related to this transaction.  We have also deferred, as of June 30, 2007, recognition of $457,597 of product costs associated this sale which have been included in inventory.

For the three months ended June 30, 2007, we had one customer who represented 17.7% of our net product sales. For the three months ended June 30, 2006, we had two customers representing 46.6% and 19.0%, respectively, of our net product sales.

Cost of revenues for the three months ended June 30, 2007 and June 30, 2006 totaled $3,575,276 and $675,695, respectively, representing 56.9% and 82.2% of revenues for the respective periods. Cost of revenues include product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales and duties and customs applicable to products imported. Since our product launch, we continue to strive to improve both manufacturing costs and transportation costs. Included in cost of revenue for the three months ended June 30, 2006 are costs associated with expedited shipping of 5,000 of our AeroGarden units from our factory in China by air rather than by sea in order to expedite our initial deliveries in April 2006, at an incremental airfreight cost of $27 per unit. We also experienced higher than anticipated costs in the startup of our seed kit manufacturing operations during the three months ended June 30, 2006. These manufacturing costs have improved since inception as efficiencies in manufacturing seed kits due to improvements in both process and volume were realized. With the additional factory capacity that enables more efficient component purchasing, manufacturing cost reductions related to integration of electrical components, relocation of our distribution facilities to California improving inbound and outbound freight costs and the ability to maintain adequate inventory levels thereby avoiding air  freight costs, we anticipate further reductions in costs of revenues in the next 12 months.

Gross margins vary based upon the factors impacting cost of revenue discussed above as well as the ratio of direct sales versus retail sales. In a direct to consumer sale, we recognize as revenue the full purchase price for the product as opposed to retail sales, where we recognize as revenue the wholesale price for the product charged to the retailer. Media costs associated with direct sales are included in sales and marketing costs. Gross margins for the three months ended June 30, 2007 were $2,703,409, representing 43.1% of revenues, as compared to $146,243, representing 17.8% of revenues for the three months ended June 30, 2006.

Sales and marketing costs for the three months ended June 30, 2007 totaled $2,920,987, as compared to $960,474 for the three months ended June 30, 2006, an increase of $1,960,513 or 204%. Sales and marketing costs include all costs associated with the marketing sales and distribution of our products and consist of the following:

	Three months ended June 30,
	2007	2006
Advertising	$1,266,994	$-
Salaries and related expenses	621,997	299,084
Stock based compensation	44,121	42,925
Infomercial production costs	99,796	132,034
Sales commissions	236,693	49,212
Consulting fees	145,012	163,179
Public relations	69,302	98,091
Trade Shows	110,501	45,006
Telemarketing	104,586	-
Other	221,985	130,943
	$2,920,987	$960,474

Advertising is primarily comprised of media costs for airing of our infomercial which we consider a key component of our marketing strategy in that it helps build awareness and therefore consumer demand for all channels of distribution as well as generating revenues from direct to consumer sales. We anticipate continued airing of our current infomercial through December 2007.  Included in advertising costs above for the three months ended June 30, 2007 is $1,178,000 in television media expenses for airing of our infomercial which began airing in September 2006, hence there was no media expenditure for the three months ended June 30, 2006.

We plan to produce two new infomercials during the remainder of calendar year 2007 focused on our next generation of product, a three pod AeroGarden utilizing a new aeroponic technology.  This new technology is anticipated to reduce manufacturing costs with no loss of efficacy. The two infomercials will feature this new unit in conjunction with accessory components that result in a product targeted at the cooking market to be called “Chef in the Box” and a separate offering targeted at the market for year round, fresh home flowers called “Florist in the Box”. We plan to test market these two product offerings on television in the fourth calendar quarter of 2007 with a targeted retail price of $99-$129 based the accessory components included with the offer.

Sales and marketing salaries and related costs shown above consist of salaries, payroll taxes, employee benefits and other payroll costs for our sales, customer service operations, graphics and marketing departments. Stock based compensation represents charges related to the granting of stock options and grants to employees and consultants who service the foregoing departments.  Infomercial production costs represent costs related to the development, production, editing and revision of our 30-minute infomercial and short form (0:60 and 1:20 second) television commercials. Sales commissions reflect commissions equal to 7% of collections from net retail sales to retailers, which were paid to sales representative organizations that assisted us in opening and maintaining our retail customers. We have recently renegotiated the agreements with our sales representative organizations to sliding scales based upon the size of the customers and, as a result, anticipate the aggregate percentage rate of these commissions to decline in the next 12 months.

General and administrative costs for the three months ended June 30, 2007 totaled $1,255,008 as compared to $856,040 for the three months ended June 30, 2006, an increase of $398,968 or 47%. General and administrative costs have increased in most areas as we have positioned our organization to manage the sales growth over the last twelve months. Increases in general and administrative costs include $134,000 in recruiting costs, $40,000 in legal and accounting fees, $20,000 in facility rent, $30,000 in corporate governance costs and $170,000 in bad debt allowance costs.

Research and Development

During the three months ended June 30, 2007, we incurred $521,819 in research and development costs, as compared to $434,931 for the three months ended June 30, 2006, an increase of $86,888 or 20%. The period over period increase was due to an approximate $20,000 increase in personnel costs for our plant labs and an approximate $70,000 increase in personnel costs for engineering, which includes $45,000 in non cash compensation related to option grants to engineering personnel.

In the next 12 months we intend to continue researching and developing new product designs and product extensions including, but not limited to, nutrient delivery systems and additional seed varieties for our seed kits.  We have also begun development of a methodology to cultivate and ship live “starter” plants in the grow pod mediums that will be able to grow in our kitchen garden systems. We started market testing this process with strawberries during the first quarter of calendar 2007 and continue to refine and develop this process.

Liquidity and Capital Resources

On March 12 and March 15, 2007, we completed a private offering of 833,400 units of our common stock and warrants to purchase common stock and on March 29, 2007, we completed a private offering of 333,360 units of our common stock and warrants to purchase common stock (the “2007 Offerings”). Each unit in the 2007 Offerings consisted of one share of common stock, par value $0.001, and one five-year warrant to purchase one share of common stock at an exercise price of $7.50 per share. The units were sold at a per unit price of $6.00. We raised an aggregate of $7,000,000 from the 2007 Offerings, less placement agent fees of $700,000 and approximately $100,000 in other expenses. The holders of securities issued in the 2007 Offerings had registration rights for the common stock and for the common stock underlying the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock were payable in cash under certain circumstances and were limited to 1% of the amount of the investment per 30-day period made up to a maximum of 10%. We completed the registration of $5.0 million of the 2007 Offerings on May 11, 2007 and we intend to file a registration statement for the remaining $2.0 million of the 2007 Offerings within the 150 days required time for filing such registration statement.

As of June 30, 2007, we had a cash balance of approximately $3,418,000. We anticipate our principal sources of liquidity during the next 12 months will be proceeds from sales of our products. We intend to use our working capital principally to purchase inventory, fund infomercial production costs and media advertising, fund product promotion and trade show costs as well as support ongoing product development, overhead and operational costs. During July 2007, we were able to negotiate more favorable payment terms with both of our manufacturing sources in China which will improve cash utilization for inventory purchases. Accordingly, we anticipate that existing cash resources will be sufficient for the next 12 months. However, in the event retail and/or direct response sales accelerate more rapidly than currently anticipated, we would need to support this growth through additional asset-based or other debt financing or the raising of additional equity. However, no assurance that such financing will be available on attractive terms or at all.

For the three months ended June 30, 2007, cash used in operations was $2,939,466 as compared to cash used in operations for the three months ended June 30, 2006 of $2,747,128, an increase of $192,338. The principal use of cash in operations was the net loss, which, after add back of non cash items, equaled $1,836,000, reductions in accounts payable and accrued expenses of $1,676,000 and increases in accounts receivable of $289,000, offset by increases in customer deposits for goods under guaranteed sale arrangements of $911,000.

Cash used by investing activities totaled $133,797 for the three months ended June 30, 2007, as compared to $72,021 used in investing activities for the three months ended June 30, 2006. The principal use of cash in investing activities was the purchase of $61,000 in computer equipment, $20,000 in manufacturing equipment and $48,000 in new tooling.

Cash provided by financing activities was $995,989 for the three months ended June 30, 2007, as compared to cash used by financing activities of $5,000 for the three months ended June 30, 2006. Cash provided by financing activities included $620,000 of net advances from our accounts receivable factoring facility and $375,000 in proceeds from exercise of 60,000 outstanding warrants to purchase our common stock at an exercise price of $6.25 per share.

Off-Balance Sheet Arrangements

 We have certain current commitments under operating leases and have not entered into any capital leases or contracts for financial derivative instruments such as futures, swaps and options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our credit facility from our accounts receivable factor which has a variable rate of interest generally consisting of stated premiums above prime. At June 30, 2007, we had $1,266,140 in outstanding borrowings under this credit facility as compared to $645,151 at March 31, 2007. As short-term interest rates fluctuate, the interest expense we incur on our credit facility will change resulting in either a positive or negative effect on our financial position, results of operations and cash flows. At this borrowing level for our credit facility, a one percentage point increase in interest rates would have an unfavorable impact on our net loss of $12,660 on an annual basis; however, because our excess cash is generally invested in short-term, high quality interest bearing investments, a comparable increase in interest income would offset much of the unfavorable impact.

We purchase the majority of our inventory from vendors in China in transactions that are U.S. dollar denominated transactions. Because the percentage of our international purchases denominated in currencies other than the U.S. dollar is small, any currency risks related to these transactions are immaterial to us. However, a decline in the relative value of the U.S. dollar to other foreign currencies, particularly the Chinese Ren Min Bi, could lead to increased purchasing costs. In order to mitigate this exposure, we make virtually all of our purchase commitments in U.S. dollars.

Item 4. Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive officer and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the period ended June 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

During the three months ended June 30, 2007, there have not been any material changes in risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended June 30, 2007 there were no matters brought to a vote of the security holders.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.3	Certificate of Amendment to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.4	Certificate of Change to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.6	Amended Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act**
31.2	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act**
32.1	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act**
32.2	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act**

**	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: August 14, 2007	By:	/s/ Michael Bissonnette
Michael Bissonnette
Chief Executive Officer (Principal Executive Officer) and Director

Date: August 14, 2007	By:	/s/ Mitchell B. Rubin
Mitchell B. Rubin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)