Form 10-Q
period 2007-09-30
AeroGrow International, Inc.
filed 2007-11-14
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

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

Number of shares of issuer's common stock outstanding as of November 1, 2007: 12,026,581

AeroGrow International, Inc.

FORM 10-Q REPORT
September 30, 2007

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,193,987	$5,495,501
Restricted cash	85,712	84,363
Accounts receivable, net of allowance for doubtful accounts of $82,603 and $80,695 at September 30, 2007 and March 31, 2007, respectively	4,873,177	1,884,743
Other receivables	180,449	182,221
Inventory	6,480,391	3,940,614
Prepaid expenses and other	415,629	480,990
Total current assets	18,229,345	12,068,432
Property and equipment, net of accumulated depreciation of $502,875 and $322,405 at September 30, 2007 and March 31, 2007, respectively	1,138,965	909,496
Other assets
Intangible assets, net of $10,935 and $6,659 of accumulated amortization at September 30, 2007 and March 31, 2007, respectively	38,886	28,723
Deposits	69,242	35,155
	108,128	63,878
Total Assets	$19,476,438	$13,041,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion - capital lease obligation	$52,913	$-
Due to factor	3,577,447	645,151
Accounts payable	4,036,087	3,192,734
Accrued expenses	1,544,109	1,166,485
Customer deposits	900,568	-
Deferred rent	61,035	53,531
Total current liabilities	10,172,159	5,057,901
Capital lease obligation – long term portion	79,137	-
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 12,018,581 and 11,065,609 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	12,018	11,065
Additional paid-in capital	43,367,278	37,765,003
Accumulated (deficit)	(34,154,154)	(29,792,163)
Total Stockholders' Equity	9,225,142	7,983,905

Total Liabilities and Stockholders' Equity	$19,476,438	$13,041,806

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2007	2006	2007	2006
Revenue
Product sales	$6,283,645	$1,030,316	$12,562,079	$1,852,254

Operating expenses
Cost of revenue	3,765,376	827,165	7,347,794	1,502,860
Research and development	628,542	409,453	1,157,987	844,384
Sales and marketing	3,156,414	1,359,797	6,091,537	2,320,271
General and administrative	982,181	773,362	2,208,033	1,629,402
Total operating expenses	8,532,513	3,369,777	16,805,351	6,296,917

Loss from operations	(2,248,868)	(2,339,461)	(4,243,272)	(4,444,663)

Other (income) expense, net
Interest (income)	(32,341)	(60,749)	(70,200)	(144,862)
Interest expense	125,664	101,804	191,849	203,604
Other income	(2,929)	-	(2,929)	-
Registration rights penalty	-	1,028,250	-	1,028,250
Total other (income) expense, net	90,394	1,069,305	118,720	1,086,992

Net loss	$(2,339,262)	$(3,408,766)	$(4,361,992)	$(5,531,655)

Net loss per share, basic and diluted	$(0.20)	$(0.37)	$(0.39)	$(0.60)

Weighted average number of common
shares outstanding, basic and diluted	11,469,707	9,286,678	11,278,598	9,202,219

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss)	$(4,361,992)	$(5,531,655)
Adjustments to reconcile net (loss) to cash provided (used) by operations:
Common stock issued for registration rights penalty	-	1,028,250
Issuance of common stock and options under equity compensation plans	246,414	339,404
Issuance of common stock not under equity compensation plan	-	38,020
Issuance of warrants for services	23,003	-
Depreciation and amortization expense	184,746	86,617
Allowance for bad debt	1,908	6,684
Amortization of debt issuance costs	-	30,412
Amortization of convertible debentures, beneficial conversion feature	-	54,375
Interest expense from warrants issued with convertible debentures	-	76,812
Change in assets and liabilities:
(Increase) in accounts receivable	(2,990,342)	(409,241)
Decrease in other receivable	1,772	-
(Increase) in inventory	(2,539,777)	(1,199,771)
Increase (decrease) in other current assets	65,361	(44,015)
(Increase) decrease in deposits	(34,087)	(32,169)
Increase in accounts payable	843,353	246,116
Increase (decrease) in accrued expenses	377,624	(73,308)
Increase in customer deposits	900,568	-
Decrease in deferred rent	7,504	-
Net cash (used) by operating activities	(7,273,945)	(5,383,469)
Cash flows from investing activities:
Increase in restricted cash	(1,349)	(18,389)
Purchases of equipment	(273,417)	(82,905)
Patent expenses	(14,438)	(4,325)
Net cash (used) by investing activities	(289,204)	(105,619)
Cash flows from financing activities:
Increase in amount due to factor	2,932,296	-
Stock repurchase	-	(15,000)
Proceeds from issuance of common stock, net	4,433,372	-
Proceeds from exercise and issuance of warrants, net	890,937	56,250
Proceeds from the exercise of stock options	9,503	-
Payments on capital lease	(4,473)	-
Proceeds from issuance of convertible debentures	-	(30,000)
Net cash provided by financing activities	8,261,635	11,250
Net increase (decrease) in cash	698,486	(5,477,838)
Cash, beginning of period	5,495,501	8,852,548
Cash, end of period	$6,193,987	$3,374,710

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$184,804	$42,005
Income taxes paid	$-	$-
Equipment under capital lease	$136,523	$-
Accretion of debt modification	$-	$76,812

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2007, the results of operations for the three and six months ended September 30, 2007 and 2006, and the cash flows for the six months ended September 30, 2007 and 2006. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2007 is derived from the Company’s audited financial statements.

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

Concentration of Credit Risk
SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount of cash the Company has on deposit with a financial institution exceeded the $100,000 federally insured limit as of September 30, 2007 and March 31, 2007.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying values of all financial instruments approximate their fair value.

Customers:
For the three months ended September 30, 2007, the Company had two customers who represented 24.0% and 17.8%, respectively of net product sales. For the three months ended September 30, 2006, the Company had one customer who represented 24.0% of net product sales. For the six months ended September 30, 2007, the Company had one customer who represented 12.0% of net product sales. For the six months ended September 30, 2006, the Company had one customer who represented 24.0% of net product sales.

At September 30, 2007, the Company had three customers each of which accounted for in excess of 10% of total accounts receivable consisting of 10.8%, 31.6% and 24.9%, respectively, of the total outstanding accounts receivable. As of March 31, 2007, the Company had four customers each of which accounted for in excess of 10% of total accounts receivable consisting of 14.7%, 13.4%, 11.3% and 11.3%, respectively, of total outstanding accounts receivable.

Suppliers:
As of September 30, 2007, the Company had one supplier that accounted for in excess of 10% of total accounts payable consisting of $1,630,034, or 40.4%, of total outstanding accounts payable.  As of March 31, 2007, the Company had two suppliers each of which accounted for in excess of 10% of total accounts payable consisting of $942,758 and $383,976, or 29.5% and 12.0% respectively, of total outstanding accounts payable.

During the three months ended September 30, 2007, the Company purchased inventories and other inventory related items from two manufacturers totaling $1,382,769 and $2,240,978, representing 36.7% and 59.5%, respectively, of the cost of revenues for the three months ended September 30, 2007. During the six months ended September 30, 2007, the Company purchased inventories and other inventory related items from two manufacturers totaling $2,062,819 and $3,287,599, representing 28.1% and 44.7% respectively of the cost of revenues for the six months ended September 30, 2007.

During the six months ended September 30, 2006, the Company utilized one manufacturer for 100% of its manufacturing of its aeroponic garden systems which accounted for $784,040, or 52%, of cost of revenues. As of September 30, 2006, the Company had paid cash deposits to this manufacturer for goods not yet shipped totaling $157,417 which are included in prepaid expenses, and had outstanding accounts payable to this manufacturer as of September 30, 2006 of $139,896 or 19% of the accounts payable balance.

Restricted Cash
The Company has secured with a cash deposit in restricted money market account the activity related to its corporate credit card purchase account with a restricted money market account. The balance in this restricted money market account as of September 30, 2007 and March 31, 2007 was $85,712 and $84,363, respectively.

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

	September 30, 2007	March 31, 2007
Finished goods	$5,501,595	$3,626,671
Raw materials	978,796	313,943
	$6,480,391	$3,940,614

The Company will determine inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2007 and March 31, 2007, the Company had determined that no inventory obsolescence reserve was required.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card and are recognized as revenue once the applicable trial period has expired (see “Revenue Recognition” below). Sales to retailers vary by customer, but are generally on net 30-60 day terms. Accounts receivable are reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on a review of the current status of trade accounts receivable.  The Company had recorded an allowance for bad debts of $82,603 and $80,695, as of September 30, 2007 and March 31, 2007, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions and for its direct to consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed over the previous six months of activity. As of September 30, 2007 and March 31, 2007, the balance in this reserve account was $180,449 and $182,221, respectively.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Beginning with the quarter ended December 31, 2006, the Company began to offer promotions to its direct sales consumers allowing thirty or thirty-six days for product evaluation, where the customer pays only the shipping and handling costs for such products before making the required installment payments after the expiration of the thirty or thirty-six day trial period.  During the six months ended September 30, 2007, the Company offered a thirty-six day trial period and accordingly, the Company did not record as of September 30, 2007 $280,493 related to the unpaid balance due for orders shipped in conjunction with this evaluation program.  The Company also deferred, as of September 30, 2007, recognition of $84,507 of product costs associated the foregoing revenue in as much as the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods.

Additionally, the Company did not record $883,632 of revenue as of September 30, 2007 related to the wholesale sales value of inventory held by one of its retail shopping channel customers that was paid in full by the customer.  Accordingly, the Company has also recorded a customer deposit for $883,632 related to this transaction.  The Company has also deferred, as of September 30, 2007, recognition of $510,462 of product and freight costs associated with this sale, which have been included in inventory.

The Company records estimated reductions to revenues for customer and distributor sales programs and incentive offerings, including, promotions, general advertising, merchandising and other volume-based incentives. Future market conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At September 30, 2007 and March 31, 2007, the Company had accrued $372,788 and $65,385, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Both manufacturers of the Company’s products provide replacement parts for any defective components free of charge up to 2% of the total units purchased.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $49,424 and $15,593 at September 30, 2007 and March 31, 2007, respectively.

The Company reserves for potential returns from customers and associated refunds or credits related to such returns based upon historical experience. The Company has recorded reserves for customer returns of $139,019 and $238,569 at September 30, 2007 and March 31, 2007, respectively.

3.  Capital Lease Obligations

The Company has capitalized lease obligations for computer equipment and licensed software due on various dates through August 2010 of $132,050 as of September 30, 2007. The interest rates range from 12% to 15% per annum. These lease obligations are collateralized by the related assets with a net book value of $132,731 as of September 30, 2007. In addition, recorded as Deposits, is a security deposit of $26,667 which will be released upon the Company achieving certain financial requirements. The leases also require $11,046 in prepaid rents.

Maturities of capital lease obligations as of September 30, 2007, are as follows:

Year ended March 31, 2008	$36,564
Year ended March 31, 2009	73,128
Year ended March 31, 2010	38,471
Year ended March 31, 2011	5,715
Total minimum lease payments	153,878
Less - amount related to interest	(21,828)
Principal portion of future obligations	132,050
Less - current portion	(52,913)
$79,137

The following table summarizes the assets included in property and equipment that were acquired under the capital leases:

Class of property:
Computer equipment	$58,618
Software	77,905
136,523
Accumulated depreciation	(3,792)
$132,731

4.  Due to Factor

On February 9, 2007, the Company entered into an agreement with Benefactor Group Inc. (“Benefactor”) whereby Benefactor agreed to factor the company’s retail accounts receivable invoices. The term of the agreement is for one year but can be terminated by the Company with 60 days written notice. In accordance with the terms of the agreement, Benefactor will purchase the invoices that it approves for an initial payment of 85% of the amount of the invoice with the remaining 15% paid upon collection less any deductions from the customer. Benefactor charges a commission of 1¼% of the gross amount of the invoice and a maintenance fee equal to an annual rate of prime plus 3%, prime being determined by Benefactor based upon either the prime rate published by Benefactor’s bank or the Wall Street Journal, (10.75% at September 30, 2007 and 11.25% at March 31, 2007), charged on a daily basis for the unpaid invoice amounts outstanding. The Company has agreed, beginning May 2007, to factor with Benefactor a minimum of $800,000 of invoices monthly. The Company is responsible for any invoices that are unpaid after 91 days or are subject to other defaults by the customer and this obligation is secured by the Company with a security interest granted to Benefactor on all assets. As of September 30, 2007, Benefactor had advanced the Company $3,577,447 against invoices totaling $4,188,573.  Fees paid to Benefactor for interest, discounts and other services for the three and six months ended September 30, 2007 totaled $97,732 and $164,881, respectively.  The receivables are considered recourse and are shown at their gross value on the balance sheet.

5.    Stock Based Compensation

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

For the six months ended September 30, 2007 and September 30, 2006, respectively, the Company granted 0 and 125,000 options to purchase the Company’s common stock at an exercise price of $5.00 per share under the 2005 Equity Compensation Plan (“2005 Plan”).

For the option grants issued from January 1, 2006 through December 31, 2006, inclusive of the six months ended September 30, 2006, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 129.67%; risk free interest rate of 5%; and average lives of four years resulting in a value of $4.12 per option granted. In March 2007, in as much as the Company’s stock had begun trading in the public market but trading history was limited; the Company reviewed the assumptions utilized for the volatility rate.  This review included researching companies within the consumer products category with comparable market capitalizations, comparable per share prices and with a minimum of five years of trading history, five years representing the length of time the options are exercisable. Accordingly, for the options granted subsequent to December 31, 2006, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 5%; and average lives of three years. As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123R, the net loss for the six months ended September 30, 2007 and the six months ended September 30, 2006 was $246,414 and $182,404 greater, respectively, than if the Company had continued to account for stock options under APB Opinion No. 25. In addition, both basic and diluted loss per share for the six months ended September 30, 2007 and the six months ended September 30, 2006 was $0.02 and $0.02 greater, respectively, than if the Company had continued to account for stock options under APB Opinion No. 25.

There were no additional grants or forfeitures and exercises of 4,872 shares of stock options under the Company’s equity compensation plans for the six months ended September 30, 2007. At September 30, 2007, the Company had granted options for 88,498 shares of the Company’s common stock that are unvested that will result in $340,314 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2007 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	21,169	1.10	$0.06		21,169	3.08	$0.06
Over $0.50 to $2.50	136,259	1.23	$1.57		136,259	3.08	$1.57
$5.00	1,114,760	3.49	$5.00		1,039,466	3.72	$5.00
$5.90	60,300	4.47	$5.90		47,096	5.00	$5.90
	1,332,488	3.27	$4.35	$5,048,551	1,243,990	3.40	$4.35	$ 4,759,543

6.  Income Taxes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on April 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date of April 1, 2007, the Company had $4.0 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. It is reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any such change to be material.

The Company is subject to U.S. federal income tax as well as income tax of several state jurisdictions including primarily Colorado and California. The Company has concluded all U.S. federal income tax matters for the year ended December 31, 2002. Substantially all material state and local income tax matters have been concluded through December 31, 2002, depending on the statute of limitations for a given jurisdiction. Federal and state income tax returns for 2003 through 2006 have not yet been examined by the applicable jurisdictions.

7.  Related Party Transactions

During the six months ended September 30, 2007 and September 30, 2006, the Company paid fees totaling $2,000 per month, a total of $12,000, to one director as a retainer for general legal services.

Also during the six months ended September 30, 2007 and September 30, 2006, the Company incurred fees totaling $582,808 and $584,903, respectively to MedEd Architects LLC, a video production company owned 33% by Randy Seffren, the Company’s Chief Marketing Officer.

8.  Stockholders’ Equity

In September 2007, the Company completed a private offering in which it sold an aggregate of 800,000 shares of common stock and warrants to purchase 800,000 shares of common stock at an exercise price of $8.00 per share in the form of units consisting of one share of common stock and one warrant per unit. The units were sold at a per unit price of $6.25. Upon closing of offering, the Company received gross proceeds of $5,000,000, less a placement agent fee in the amount of $400,000 and approximately $170,000 in other expenses related to the offering. In addition, the Company issued warrants to purchase 80,000 shares of common stock at an exercise price of $8.25 per share to the placement agent of this offering.

During the six months ended September 2007, the Company received proceeds, net of $5,000 in expenses, of $890,937 from the exercise of warrants to purchase 148,100 shares of the Company’s common stock at prices ranging from $2.50 to $6.25 per share.

On August 1, 2007, the Company entered into an agreement with an investor relations firm that included a grant of a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.96, the closing market price as of the date of the agreement. The warrants will vest monthly over a one year period unless the agreement is terminated. The Company used the following weighted average assumptions for valuation of the warrants issued: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 6%; and average lives of three years, resulting in a total value of $138,023 to be recognized monthly over the twelve month period.

A summary of the Company’s warrant activity for the period from April 1, 2007 through September 30, 2007 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, March 31, 2007	5,724,094	$7.21
Granted	930,000	$6.96
Exercised	(148,100)	$6.05
Expired	-	$-
Outstanding, September 30, 2007	6,505,994	$7.34	$ 9,584,926

As of September 30, 2007, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life
31,498	$2.50	0.40
15,000	$5.00	0.40
580,000	$5.01	2.95
644,000	$6.00	3.62
2,240,300	$6.25	3.40
50,000	$6.96	4.83
1,283,436	$7.57	4.49
800,000	$8.00	6.92
80,000	$8.25	6.92
390,880	$10.00	0.25
390,880	$15.00	0.25
6,505,994	$7.34	3.68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2007 and September 30, 2006. The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company, ” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on June 29, 2007 with the Securities and Exchange Commission (the “SEC”) and the Form S-3/A filed with the SEC September 28, 2007. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and in the Company’s other filings with the SEC.

Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic garden systems and related products. Since formation and through our development stage that ended March 1, 2006, our principal activities consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. We have completed development of our initial kitchen garden systems and related “bio-grow” seed pods and have contracted with two third-party manufacturers who have commenced production activities. We began sales activities as of March 2006. As of September 30, 2007, we had manufactured and taken delivery of over 245,000 units of our kitchen garden systems and had manufactured over 800,000 seed kits. We commenced initial marketing and distribution of our products during March 2006, and have expanded these marketing efforts to encompass retail, home shopping, catalogue, international, and direct to consumer sales channels. We have also completed development of multiple new models of our AeroGarden systems, seed kits and other accessory products for the AeroGarden.. Prior to March 2006 when we commenced sales of our first aeroponic garden system, we were considered a Development Stage Enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

We will determine an inventory obsolescence reserve based on historical experience and will establish reserves against inventory according to the age of the product. As of September 30, 2007 and March 31, 2007, we had determined that no inventory obsolescence reserve was required.

Revenue Recognition
We recognize revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Beginning with the quarter ended December 31, 2006, we began to offer promotions to its direct sales consumers allowing thirty or thirty-six days for product evaluation, where the customer pays only the shipping and handling costs for such products before making the required installment payments after the expiration of the thirty or thirty-six day trial period.  During the six months ended September 30, 2007, we offered a thirty-six day trial period and accordingly, we did not record $280,493 as of September 30, 2007 related to the unpaid balance due for orders shipped in conjunction with this evaluation program.  We also deferred, as of September 30, 2007, recognition of $84,507 of product costs associated the foregoing revenue in as much as the customer is required to return the product and we are therefore able to recover these costs through resale of the goods.

Additionally, we did not record $883,632 of revenue as of September 30, 2007 related to the wholesale sales value of inventory held by one of our retail shopping channel customers that was paid in full by the customer.  Accordingly, we have also recorded a customer deposit for $883,632 related to this transaction.  We also deferred, as of September 30, 2007, recognition of $510,462 of product and freight costs associated with this sale, which have been included in inventory.

We record estimated reductions to revenues for customer and distributor sales programs and incentive offerings, including, promotions, general advertising, merchandising and other volume-based incentives. Future market conditions and product transitions may require that we take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate based on industry experience the number of customers who will actually redeem the incentive. At September 30, 2007 and March 31, 2007, we had accrued $372,788 and $65,385, respectively, as our estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.   Both manufacturers of our products provide replacement parts for any defective components free of charge up to 2% of the total units purchased.  Based upon the foregoing, we have recorded a provision for potential future warranty costs of $49,424 and $15,593 at September 30, 2007 and March 31, 2007, respectively.   The liability for sales returns is estimated based upon historical experience of return levels and, as of September 30, 2007, we had recorded a liability of $139,019 representing the estimated sales value of future returns.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in sales.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the SEC provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognition of the resulting compensation expense in our financial statements. Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006 and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has increased net loss by $246,414 and $182,404 for the six months ended September 30, 2007 and the six months ended September 30, 2006, respectively, as compared to using our prior method under APB No. 25.

Results of Operations

The following table sets forth, as a percentage of sales, our quarterly financial results for the three and six months ended September 30, 2007 and the three and six months ended September 30, 2006:

	Three Months ended September 30,		Six Months ended September 30,
	2007	2006	2007	2006
Revenue
Product sales- retail	77.2%	77.6%	71.5%	80.6%
Product sales- direct to consumer	22.8%	22.4%	28.5%	19.4%
Total sales	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of revenue	60.0%	80.3%	58.5%	81.1%
Research and development	10.0%	39.7%	9.2%	45.6%
Sales and marketing	50.2%	132.0%	48.5%	125.3%
General and administrative	15.6%	75.1%	17.6%	88.0%
Total operating expenses	135.8%	327.1%	133.8%	340.0%

Loss from operations	-35.8%	-227.1%	-33.8%	-240.0%

For the three months ended September 30, 2007 and September 30, 2006, product sales totaled $6,283,645 and $1,030,316, respectively, an increase of $5,253,329 or 510%. For the six months ended September 30, 2007 and September 30, 2006, product sales totaled $ 12,562,079 and $1,852,254, respectively, an increase of $10,709,825 or 578%. Our AeroGarden products are primarily sold through two sales methods. Direct sales are generated as a result of airings of our infomercial, our websites, our own catalogues and other direct to consumer advertisements. Retail sales are generated through sales to “brick and mortar” retailers, catalogues and home shopping companies who in turn sell to consumers. The increase in sales is directly attributable to higher direct sales as a result of our increased media spending for our infomercials as compared to the prior year as well as our increased retail distribution which grew to approximately 3,500 storefronts as of September 30, 2007 compared to 600 storefronts as of September 30, 2006.   During the quarter, we commenced initial shipment and recognized revenues of $36,000 for sales to international distributors in Japan and Europe and we anticipate this will become a significant component of our aggregate sales volume in future periods. A summary of our sales categories for the three and six months ended September 30, 2007 and 2006 is as follows:

	Three Months ended September 30,		Six Months ended September 30,
Product Revenues	2007	2006	2007	2006
Product sales- retail	$4,850,298	$799,335	$8,979,900	$1,492,945
Product sales- direct to consumer	1,433,347	230,981	3,582,179	359,309
Total	$6,283,645	$1,030,316	$12,562,079	$1,852,254

% of Revenues
Product sales- retail	77.19%	77.58%	71.48%	80.60%
Product sales- direct to consumer	22.81%	22.42%	28.52%	19.40%
Total sales	100.00%	100.00%	100.00%	100.00%

Our products consist of our AeroGardens as well as seed kits and accessories which represent recurring revenue opportunity for each AeroGarden sold. A summary of the sales of these two product categories is as follows:

	Three Months ended September 30,		Six Months ended September 30,
	2007	2006	2007	2006
Product Revenues
AeroGardens	$4,816,504	$889,979	$10,460,138	$1,616,870
Seed kits and accessories	1,467,141	140,337	2,101,941	235,384
Total	$6,283,645	$1,030,316	$12,562,079	$1,852,254

% of Revenues
AeroGardens	76.65%	86.38%	83.27%	87.29%
Seed kits and accessories	23.35%	13.62%	16.73%	12.71%
Total	100.00%	100.00%	100.00%	100.00%

In regard to our direct sales, we offer our direct customers 36 days to evaluate the product (“Trial Sales”) paying only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36- day trial period. Accordingly, we did not record $280,493 of revenue from these Trial Sales as of September 30, 2007. We also deferred, as of September 30, 2007, recognition of $84,507 of product costs associated with the foregoing Trial Sales in as much as the customer is required to return the product and we are therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Also, we did not record $883,632 of revenue as of September 30, 2007 related to the wholesale sales value of inventory held by one of our retail shopping channel customers that was paid in full by the customer.  Accordingly, we also recorded a customer deposit for $883,632 related to this transaction.  We have also deferred, as of September 30, 2007, recognition of $510,462 of product and freight costs associated with this sale, which have been included in inventory.

For the three months ended September 30, 2007, we had two customers who represented 24.0% and 17.8%, respectively of net product sales. For the three months ended September 30, 2006, we had one customer who represented 24.0% of net product sales. For the six months ended September 30, 2007, we had one customer who represented 12.0% of net product sales. For the six months ended September 30, 2006, we had one customer who represented 45.0% of net product sales.

Retail sales for three months ended September 30, 2007 increased  as a percentage of our total sales over the previous quarter ended June 30, 2007 as a result primarily of our obtaining distribution in four key accounts in September 2007 on a nationwide basis including Sears, JC Penney’s, Macy’s and Bed, Bath and Beyond. The increase in retail sales was, in part, offset by a decrease in direct to consumer sales during the three months ended September 30, 2007 due to reduced media expenditures for direct response offerings and offset by reductions in our sales to home shopping channels reflecting the reduced seasonal demand for our indoor gardening products during the summer months as well as reduced television viewership during these months as well.

Cost of revenues for the three months ended September 30, 2007 and September 30, 2006 totaled $3,765,376 and $827,165, respectively, representing 60.0% and 80.3% of revenues for the respective periods, an increase of $2,938,211 or 355.2%. Cost of revenues include product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales and duties and customs applicable to products imported.

Cost of revenues for the six months ended September 30, 2007 and September 30, 2006 totaled $7,347,794 and $1,502,860, respectively, representing 58.5% and 81.1% of revenues for the respective periods, an increase of $5,844,934 or 388.9%. The increase in cost of revenues is a direct result of the increase in revenues discussed above.  Included in cost of revenue for the six months ended September 30, 2006 are costs associated with expedited shipping of 5,000 of our AeroGarden units from our factory in China by air rather than by sea in order to expedite our initial deliveries in April 2006, at an incremental airfreight cost of $27 per unit. We also experienced higher than anticipated costs in the startup of our seed kit manufacturing operations during the three months ended September 30, 2006. Since our product launch, we continue to strive to improve both manufacturing costs and transportation costs. Impacting cost of revenues during the three and six months ended September 30, 2007 were increases in freight costs associated with outbound freight to retail customers as well as inbound freight for finished goods from China and seed kits components as a result of imposed fuel surcharges by freight providers as well as higher freight and fulfillment costs, as a percentage of sales, associated with retail sales.

Gross margins vary based upon the factors impacting cost of revenue discussed above as well as the ratio of direct sales versus retail sales. In a direct to consumer sale, we recognize as revenue the full purchase price for the product as opposed to retail sales, where we recognize as revenue the wholesale price for the product charged to the retailer less allowances granted for merchandising and promotion. Media costs associated with direct sales are included in sales and marketing costs. Gross margins for the three and six months ended September 30, 2007 were $2,518,269 and $5,214,285, representing 40.1% and 41.5% of revenues, respectively, as compared to $203,151 and $349,394 for the three and six months ended September 30, 2006, representing 19.7% and 18.9% of revenues, respectively.

Sales and marketing costs for the three months ended September 30, 2007 totaled $3,156,414, as compared to $1,359,797 for the three months ended September 30, 2006, an increase of $1,796,617 or 132.1%. For the six months ended September 30, 2007 and September 30, 2006, sales and marketing costs were $6,091,537 and $2,320,271, respectively, representing an increase of $3,771,266 or 162.5%.

Sales and marketing costs include all costs associated with the marketing, and sales, sales and customer support and sales order processing for our products and consist of the following:

	Three Months ended September 30,		Six Months ended September 30,
	2007	2006	2007	2006
Advertising	$643,382	$84,786	$1,910,376	$81,788
Salaries and related expenses	786,802	372,389	1,450,930	642,313
Infomercial production costs	729,131	458,856	829,348	590,890
Sales commissions	183,765	66,664	420,458	133,729
Retail point of sale displays	113,046	-	150,768	-
Supplies and printing	108,655	31,499	236,518	59,437
Consulting fees	113,766	71,725	260,047	234,904
Public relations	29,433	26,158	98,735	124,249
Trade Shows	88,095	8,515	198,596	53,521
Telemarketing	98,664	5,211	203,250	5,211
Other	261,675	233,994	332,511	394,229
	$3,156,414	$1,359,797	$6,091,537	$2,320,271

Advertising is primarily comprised of media costs for airing of our infomercial which we consider a key component of our marketing strategy in that it helps build awareness, and therefore consumer demand, for all channels of distribution as well as generating revenues from direct to consumer sales. We anticipate continued airing of our current infomercial through December 2007.

During the three months ended September 30, 2007, we substantially completed at a cost to date of approximately $700,000 two new infomercials focused on our next generation of product, a three pod AeroGarden utilizing a new aeroponic technology. All infomercial production costs are expensed as incurred.  During the three months ended September 30, 2006, we had incurred similar costs for the production of our current infomercial featuring our original AeroGarden product which has been airing since September 2006 with $3.5 million in media expenditures to date. The new technology for our three pod unit is anticipated to reduce manufacturing costs with no loss of efficacy. The two infomercials will feature this new unit in conjunction with accessory components that result in a product targeted at the cooking market to be called “Chef in the Box” and a separate offering targeted at the market for year round, fresh home flowers called “Florist in the Box.” We plan to test market these two product offerings on television in the fourth calendar quarter of 2007 with a targeted retail price of $99-$129 based the accessory components included with the offer.

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

General and administrative costs for the three months ended September 30, 2007 totaled $982,181 as compared to $773,362 for the three months ended September 30, 2006, an increase of $208,819 or 27.0%. General and administrative costs have increased in most areas as we have positioned our organization to manage our sales growth and diversification of products and distribution channels. Increases in general and administrative costs for the three months ended September 30, 2007 over the three months ended September 30, 2006 include $42,000 in salary related costs, $50,000 in depreciation expense, $76,000 in facility rent, $55,000 in corporate governance costs.

For the six months ended September 30, 2007, general and administrative costs totaled $2,208,033 as compared to $1,629,402 for the six months ended September 30, 2006, an increase of $578,631 or 35.5%. Increases in general and administrative costs for the six months ended September 30, 2007 over the six months ended September 30, 2006 include $160,000 in salary related costs, $98,000 in depreciation expense, $106,000 in facility rent, $112,000 in corporate governance costs and $170,000 in bad debt expense allowances offset by a reduction in outside consulting fees on $116,000.

During the three months ended September 30, 2007, we incurred $628,542 in research and development costs, as compared to $409,453 for the three months ended September 30, 2006, an increase of $219,089 or 53.5%. The period over period increase was due to an approximate $70,000 increase in personnel costs for our plant labs and engineering personnel as well as costs associated with development of our new three pod and six pod products including prototyping, travel and costs associated with research in furthering our development of live plants for our AeroGardens such as strawberries and baby roses.

For the six months ended September 30, 2007, research and development costs totaled $1,157,987 as compared to $844,384 for the six months ended September 30, 2006, an increase of $313,603 or 37.1% as a result of the reasons discussed above.

We have substantially completed development of multiple new models of our AeroGarden systems including our Pro series which feature stainless steel trim and more sophisticated electronics for managing light and nutrient delivery during the plant’s life cycle; our deluxe series, which feature a higher adjustable light hood and a new light bulb technology that delivers more light enabling  higher height for the light hood and therefore ability to grow full size tomatoes, peppers etc.; as well as our new six pod and three pod systems which will feature lower retail price points combined with a new, more efficient seed pod technology and nutrient delivery system. In the next 12 months we intend to continue researching and developing new product designs and product extensions including, but not limited to, nutrient delivery systems and additional seed varieties for our seed kits.  We have also begun development of a methodology to cultivate and ship live “starter” plants in the grow pod mediums that will be able to grow in our kitchen garden systems. We started market testing this process with strawberries during the first quarter of calendar 2007 and continue to refine and develop this process.

Our loss from operations for the three months ended September 30, 2007 was $2,248,868 as compared to $2,339,461 for the three months ended September 30, 2006, a decrease of $90,593 or 3.9%. For the six months ended September 30, 2007, the loss from operations is $4,243,272 as compared to $4,444,663 for the three months ended September 30, 2006, a decrease in net loss of $201,391 or 4.5%. With the additional retail distribution obtained during the quarter ended September 30, 2007, the non-recurrence of the $720,000 in infomercial production costs incurred during this same quarter, the commencement of our international expansion in Japan, Europe and elsewhere and the diversification of our product line, we anticipate losses from operations will be decreased significantly in future periods.

Other income and expense for the three months ended September 30, 2007 totaled $90,394 as compared to $1,069,305 for the three months ended September 30, 2006, a decrease of $978,911. In the three months ended September 30, 2006 we incurred $1,028,250 in penalties payable in our common stock related to delays we encountered in registering common stock issued in various private offerings. Current interest expense is the result of our factoring arrangement for our accounts receivable as discussed below. For the six months ended September 30, 2007, other income and expense totaled $118,720 as compared to $1,086,992 for the six months ended September 30, 2006, a decrease of $968,272.

Liquidity and Capital Resources

In September 2007, we completed a private offering in which we sold an aggregate of 800,000 shares of common stock and warrants to purchase 800,000 shares of common stock at an exercise price of $8.00 per share in the form of units consisting of one share of common stock and one warrant per unit. The units were sold at a per unit price of $6.25. Upon closing of offering, we received gross proceeds of $5,000,000, less a placement agent fee in the amount of $400,000 and approximately $200,000 in other expenses related to the offering. In addition, we issued warrants to purchase 80,000 shares of common stock at an exercise price of $8.25 per share to the placement agent of this offering.

During the six months ended September 2007, we received proceeds, net of $5,000 in expenses, of $890,875 from the exercise of warrants to purchase 148,100 shares of our common stock at prices ranging from $2.50 to $6.25 per share.

On February 9, 2007, we entered into an agreement with Benefactor Group Inc. (“Benefactor”) whereby Benefactor agreed to factor our retail accounts receivable invoices. The term of the agreement is for one year but can be terminated by us with 60 days written notice. In accordance with the terms of the agreement, Benefactor will purchase the invoices that it approves for an initial payment of 85% of the amount of the invoice with the remaining 15% paid upon collection less any deductions from the customer. Benefactor charges a commission of 1¼% of the gross amount of the invoice and a maintenance fee equal to an annual rate of prime plus 3%, prime being determined by Benefactor based upon either the prime rate published by Benefactor’s bank or the Wall Street Journal, (10.75% at September 30, 2007 and 11.25% at March 31, 2007), charged on a daily basis for the unpaid invoice amounts outstanding. We have agreed, beginning May 2007, to factor with Benefactor a minimum of $800,000 of invoices monthly. We are responsible for any invoices that are unpaid after 91 days or are subject to other defaults by the customer and this obligation is secured by a security interest granted to Benefactor on all assets. As of September 30, 2007, Benefactor had advanced us $3,577,447 against invoices totaling $4,188,573.  Fees paid to Benefactor for interest, discounts and other services for the three and six months ended September 30, 2007 totaled $97,732 and $164,881, respectively.  The receivables are considered recourse and are shown at their gross value on the balance sheet.

As of September 30, 2007, we had a cash balance of approximately $6,193,987. We anticipate our principal sources of liquidity during the next 12 months will be proceeds from sales of our products. We intend to use our working capital principally to purchase inventory, fund media advertising, fund product promotion and trade show costs as well as support ongoing product development, overhead and operational costs. During July 2007, we were able to negotiate more favorable payment terms with both of our manufacturing sources in China which has improved cash utilization for inventory purchases. Accordingly, we anticipate that existing cash resources will be sufficient for the next 12 months. However, in the event retail and/or direct response sales accelerate more rapidly than currently anticipated, we would need to support this growth through additional asset-based or other debt financing or the raising of additional equity. However, there is no assurance that such financing will be available on attractive terms or at all.

For the six months ended September 30, 2007, cash used in operations was $7,273,945 as compared to cash used in operations for the six months ended September 30, 2006 of $5,383,469, an increase of $1,890,476. The principal use of cash in operations was the net loss, which, after add back of non cash items, equaled $3,906,000,  increases in accounts receivable of $2,990,000 related to our expansion of our retail distribution and increases in inventory of $2,540,000 acquired to support our expanded distribution for the upcoming holiday season. Offsetting the foregoing are increases in customer deposits for goods under guaranteed sale arrangements of $901,000 and increase in accrued expenses and accounts payable of $1,221,000 related to increased purchases in transit.

Cash used by investing activities totaled $289,204 for the six months ended September 30, 2007, as compared to $105,619 used in investing activities for the six months ended September 30, 2006. The principal use of cash in investing activities was the purchase of $275,000 in computer equipment and software related to our installation of a new computer network and ERP accounting and purchasing system, inclusive of $136,523 through a capitalized lease program that did not require the outlay of cash, as well computers purchased due to our increased staffing requirements and $48,000 in manufacturing equipment, $30,000 in new tooling and $15,000 in office equipment.

Cash provided by financing activities was $8,261,635 for the six months ended September 30, 2007, as compared to cash provided by financing activities of $11,250 for the three months ended September 30, 2006. Cash provided by financing activities included $4,433,372 from the issuance of common stock in our September 2007 offering discussed above, $890,937 of proceeds from exercise of warrants and $2,932,296 from our accounts receivable factoring facility.

Off-Balance Sheet Arrangements

 We have certain current commitments under operating leases and capital leases and have not entered into any contracts for financial derivative instruments such as futures, swaps and options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our credit facility from our accounts receivable factor which has a variable rate of interest generally consisting of stated premiums above prime. At September 30, 2007, we had $3,577,447 in outstanding borrowings under this credit facility as compared to $645,151 at March 31, 2007. As short-term interest rates fluctuate, the interest expense we incur on our credit facility will change resulting in either a positive or negative effect on our financial position, results of operations and cash flows. At this borrowing level for our credit facility, a one percentage point increase in interest rates would have an unfavorable impact on our net loss of $35,774 on an annual basis; however, because our excess cash is generally invested in short-term, high quality interest bearing investments, a comparable increase in interest income would offset much of the unfavorable impact.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the period ended September 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

During the three months ended September 30, 2007, there has not been any material changes in risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of the private offering that we completed in September 2007, we sold an aggregate of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock at an exercise price of $8.00 per share in the form of units consisting of one share of common stock and one warrant per unit.  The units were sold at a per unit price of $6.25.  In addition, as part of the private offering that we completed in September 2007 we issued warrants to purchase 4,000 shares of common stock at an exercise price of $8.25 per share to the placement agent of this offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended September 30, 2007 there were no matters brought to a vote of the security holders.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act*
31.2	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act*
32.1	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act*
32.2	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act*

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: November 14, 2007	/s/Michael Bissonnette
By: Michael Bissonnette
Its: Chief Executive Officer (Principal Executive Officer) and Director

Date: : November 14, 2007	/s/Mitchell B. Rubin
By: Mitchell B. Rubin
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)