Form 10-Q
period 2007-12-31
AeroGrow International, Inc.
filed 2008-02-13
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission File No. 000-50888

AEROGROW INTERNATIONAL, INC.
(Exact Name of Registrant as specified in its charter)

NEVADA	46-0510685
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6075 Longbow Drive, Suite 200, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

(303) 444-7755
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐         Accelerated filer ☐          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

Number of shares of issuer's common stock outstanding as of January 31, 2008:  12,050,162

AeroGrow International, Inc.

FORM 10-Q REPORT
December 31, 2007

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,729,822	$5,495,501
Restricted cash	86,256	84,363
Accounts receivable, net of allowance for doubtful accounts of $182,231 and $80,695 at December 31, 2007 and March 31, 2007, respectively	6,705,924	1,884,743
Other receivables	286,342	182,221
Inventory	5,791,752	3,940,614
Prepaid expenses and other	947,135	480,990
Total current assets	17,547,231	12,068,432
Property and equipment, net of accumulated depreciation of $636,133 and $322,405 at December 31, 2007 and March 31, 2007, respectively	1,367,314	909,496
Other assets
Intangible assets, net of $14,157 and $6,659 of accumulated amortization at December 31, 2007 and March 31, 2007, respectively	54,948	28,723
Deposits	102,659	35,155
	157,607	63,878
Total Assets	$19,072,152	$13,041,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion - capital lease obligations	$124,331	$-
Due to factor	4,450,538	645,151
Accounts payable	3,656,668	3,192,734
Accrued expenses	2,336,154	1,166,485
Customer deposits	490,397	-
Deferred rent	64,787	53,531
Total current liabilities	11,122,875	5,057,901
Capital lease obligations, net of current	163,489	-
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 12,050,162 and 11,065,609 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	12,032	11,065
Additional paid-in capital	43,583,798	37,765,003
Accumulated (deficit)	(35,810,042)	(29,792,163)
Total Stockholders' Equity	7,785,788	7,983,905

Total Liabilities and Stockholders' Equity	$19,072,152	$13,041,806

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue
Product sales, net	$14,637,742	$4,857,604	$27,199,821	$6,709,858

Operating expenses
Cost of revenue	8,938,857	3,282,291	16,286,651	4,785,151
Research and development	682,453	700,111	1,840,441	1,544,495
Sales and marketing	4,997,801	1,965,578	11,089,338	4,285,849
General and administrative	1,471,364	1,042,537	3,679,397	2,671,939
Total operating expenses	16,090,475	6,990,517	32,895,827	13,287,434

Loss from operations	(1,452,733)	(2,132,913)	(5,696,006)	(6,577,576)

Other (income) expense, net
Interest (income)	(31,679)	(12,646)	(101,879)	(157,508)
Interest expense	234,833	101,841	426,681	305,445
Other income	-	-	(2,929)	-
Registration rights penalty	-	636,130	-	1,664,380
Total other (income) expense, net	203,154	725,325	321,873	1,812,317

Net loss	$(1,655,887)	$(2,858,238)	$(6,017,879)	$(8,389,893)

Net loss per share, basic and diluted	$(0.13)	$(0.30)	$(0.52)	$(0.90)

Weighted average number of common
shares outstanding, basic and diluted	12,371,517	9,501,095	11,529,472	9,304,380

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net (loss)	$(6,017,879)	$(8,389,893)
Adjustments to reconcile net (loss) to cash provided
(used) by operations:
Common stock issued for registration rights penalty	-	1,664,380
Issuance of common stock and options under equity compensation plans	370,441	730,935
Issuance of common stock not under equity compensation plan	-	44,360
Issuance of warrants for services	57,558	-
Depreciation and amortization expense	321,226	136,935
Allowance for bad debt	101,536	14,627
Amortization of debt issuance costs	-	45,618
Amortization of convertible debentures, beneficial conversion feature	-	81,563
Interest expense from warrants issued with convertible debentures	-	115,218
Change in assets and liabilities:
(Increase) in accounts receivable	(4,922,717)	(1,608,193)
(Increase) in other receivables	(104,121)	-
(Increase) in inventory	(1,851,138)	(1,141,180)
(Increase) in other current assets	(466,145)	(144,308)
(Increase) decrease in deposits	(67,504)	(31,885)
Increase in accounts payable	463,934	1,046,936
Increase in accrued expenses	1,169,669	921,364
Increase in customer deposits	490,397	-
Increase in deferred rent	11,256	22,039
Net cash (used) by operating activities	(10,443,487)	(6,491,484)
Cash flows from investing activities:
Increase in restricted cash	(1,893)	(161,609)
Purchases of equipment	(460,531)	(525,729)
Patent expenses	(33,722)	(4,649)
Net cash (used) by investing activities	(496,146)	(691,987)
Cash flows from financing activities:
Increase in amount due to factor	3,805,387	-
Stock repurchase	-	(15,000)
Proceeds from issuance of common stock, net	4,433,372	-
Proceeds from exercise and issuance of warrants	940,875	116,250
Proceeds from the exercise of stock options	17,515	-
Principal payments on capital leases	(23,195)	-
Repayment of convertible debentures	-	(30,000)
Net cash provided (used) by financing activities	9,173,954	71,250
Net increase (decrease) in cash	(1,765,679)	(7,112,221)
Cash, beginning of period	5,495,501	8,852,548
Cash, end of period	$3,729,822	$1,740,327
Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$426,681	$63,500
Income taxes paid	$-	$-
Equipment financed by capital lease	$311,015	$-
Accretion of debt modification	$-	$119,319
Conversion of manditorily redeemable common stock	$-	$310,000

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

AeroGrow International, Inc. ("the Company") was incorporated in the State of Nevada on March 25, 2002.  The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the gardening, cooking and small kitchen appliance markets worldwide.  The Company’s principal activities since its formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden™ system and, in March 2006, began shipping these systems to retail and catalogue customers.  Today the Company manufactures, distributes and markets over six different models of its AeroGarden systems, as well as over 30 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue and direct to consumer sales.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2007, the results of operations for the three and nine months ended December 31, 2007 and 2006, and the cash flows for the nine months ended December 31, 2007 and 2006. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2007 is derived from the Company’s audited financial statements.

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

Concentration of Credit Risk
SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount of cash the Company has on deposit with a financial institution exceeded the $100,000 federally insured limit as of December 31, 2007 and March 31, 2007.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying values of all financial instruments approximate their fair value.

Customers:
For the three months ended December 31, 2007, the Company had one customer who represented 14.1% of net product sales. For the three months ended December 31, 2006, the Company had one customer who represented 10.8% of net product sales. For the nine months ended December 31, 2007, the Company had one customer who represented 13.1% of net product sales. For the nine months ended December 31, 2006, the Company had two customers who represented 19.4% and 15.2% of net product sales.

At December 31, 2007, the Company had three customers which accounted for in excess of 10% of total accounts receivable consisting of 16.4%, 16.9% and 29.2%, respectively, of the total outstanding accounts receivable. As of March 31, 2007, the Company had four customers each of which accounted for in excess of 10% of total accounts receivable consisting of 14.7%, 13.4%, 11.3% and 11.3%, respectively, of total outstanding accounts receivable.

Suppliers:
As of December 31, 2007, the Company had two suppliers that accounted for in excess of 10% of total accounts payable consisting of $455,080 and $399,748, or 12.4% and 10.9% respectively, of total outstanding accounts payable.  As of March 31, 2007, the Company had two suppliers each of which accounted for in excess of 10% of total accounts payable consisting of $942,758 and $383,976, or 29.5% and 12.0% respectively, of total outstanding accounts payable.

During the three months ended December 31, 2007, the Company purchased inventories and other inventory related items from two manufacturers totaling $1,691,625 and $2,991,821, representing 18.9% and 33.5%, respectively, of the cost of revenues. During the nine months ended December 31, 2007, the Company purchased inventories and other inventory related items from two manufacturers totaling $4,137,401 and $5,232,799 representing 25.4% and 32.1% respectively of the cost of revenues for the nine months ended December 31, 2007.

During the nine months ended December 31, 2006, the Company utilized one manufacturer for 100% of its manufacturing of its aeroponic garden systems which accounted for $2,573,464, or 53.8%, of cost of revenues. As of December 31, 2006, the Company had paid cash deposits to this manufacturer for goods not yet shipped totaling $214,196 which are included in prepaid expenses, and had outstanding accounts payable to this manufacturer as of December 31, 2006 of $280,881 or 18.3% of the accounts payable balance.

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

	December 31, 2007	March 31, 2007
Finished goods	$4,755,957	$3,626,671
Raw materials	1,035,795	313,943
	$5,791,752	$3,940,614

The Company will determine inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2007 and March 31, 2007, the Company had determined that no inventory obsolescence reserve was required.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Beginning with the quarter ended December 31, 2006, the Company began to offer promotions to its direct sales consumers allowing thirty or thirty-six days for product evaluation, where the customer pays only the shipping and handling costs for such products before making the required installment payments after the expiration of the thirty or thirty-six day trial period.  During the nine months ended December 31, 2007, the Company offered a thirty-six day trial period and accordingly, the Company did not record as of December 31, 2007 $782,624 related to the unpaid balance due for orders shipped in conjunction with this evaluation program.  The Company also deferred, as of December 31, 2007, recognition of $237,083 of product costs associated with the foregoing revenue in as much as the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The media, telemarketing and fulfillment costs related to these orders are expensed as incurred.

Additionally, the Company did not record $551,420 of revenue as of December 31, 2007 related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channel selling the goods. Payments for these goods so deferred are charged to Customer Deposits. The Company has also deferred, as of December 31, 2007, recognition of $300,153 of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenues for customer and distributor sales programs and incentive offerings, including, promotions, general advertising, merchandising and other volume-based incentives. Future market conditions and product transitions may require the Company to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At December 31, 2007 and March 31, 2007, the Company had accrued $684,511 and $65,385, respectively, as its estimate for the foregoing deductions and allowances.

Direct Response Advertising Costs
The Company records media costs related to its direct to consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with the statement of position, SOP 93-7, “Reporting on Advertising Costs.” In accordance with SOP 93-7, advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of December 31, 2007, the Company had deferred $493,086 in media related costs, primarily for television time for direct response advertisements which generated orders that did not ship to customers and therefore revenue was not recognized, until after December 31, 2007.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Both manufacturers of the Company’s products provide replacement parts for components free of charge up to 2% of the total units purchased.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $58,981 and $15,593 at December 31, 2007 and March 31, 2007, respectively.

The Company reserves for potential returns from customers and associated refunds or credits related to such returns based upon historical experience. The Company has recorded reserves for customer returns of units purchased by consumers $424,036 and $238,569 at December 31, 2007 and March 31, 2007, respectively.

New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” These statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, an acquirer to expense all acquisition-related costs in preacquisition periods, and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS Nos. 141(R) and 160 are effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and 160, if any, on our results of operations and financial condition.

3.	Capital Lease Obligations

The Company has capitalized lease obligations for computer equipment, licensed software, and factory equipment due on various dates through November 2010 of which $287,820 was outstanding as of December 31, 2007. The interest rates range from 12% to 15% per annum. These lease obligations are collateralized by the related assets with a net book value of $292,132 as of December 31, 2007. In addition, recorded as deposits, is a security deposit of $48,180 which will be released upon the Company achieving certain financial requirements. The leases also required $21,465 in prepaid rents.

4.	Due to Factor

On February 9, 2007, the Company entered into an agreement with Benefactor Group Inc. (“Benefactor”) whereby Benefactor agreed to factor the company’s retail accounts receivable invoices. The term of the agreement is for one year with automatic one year renewal but can be terminated by the Company with 60 days written notice. In accordance with the terms of the agreement, Benefactor will purchase the invoices that it approves for an initial payment of 85% of the amount of the invoice with the remaining 15% paid upon collection less any deductions from the customer. Benefactor charges a commission of 1¼% of the gross amount of the invoice and a maintenance fee equal to an annual rate of prime plus 3%, prime being determined by Benefactor based upon either the prime rate published by Benefactor’s bank or the Wall Street Journal, (10.25% at December 31, 2007 and 11.25% at March 31, 2007), charged on a daily basis for the unpaid invoice amounts outstanding. The Company has agreed, beginning May 2007, to factor with Benefactor a minimum of $800,000 of invoices monthly. The Company is responsible for any invoices that are unpaid after 91 days or are subject to other defaults by the customer and this obligation is secured by the Company with a security interest granted to Benefactor on all assets. As of December 31, 2007, Benefactor had advanced the Company $4,450,538 against invoices totaling $5,430,694.  Fees paid to Benefactor for interest, discounts and other services for the three and nine months ended December 31, 2007 totaled $213,720 and $378,601, respectively.  The receivables are considered recourse and are shown at their gross value on the balance sheet.

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

For the nine months ended December 31, 2007 and December 31, 2006, respectively, the Company granted 5,000 and 142,500 options to purchase the Company’s common stock at an exercise price of $5.15 and $5.00 per share, respectively, under the 2005 Equity Compensation Plan (“2005 Plan”).

For the option grants issued from January 1, 2006 through December 31, 2006, inclusive of the nine months ended December 31, 2006, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 129.67%; risk free interest rate of 5%; and average lives of four years resulting in a value of $4.12 per option granted. In March 2007, because the Company’s stock had begun trading in the public market but trading history was limited, the Company reviewed the assumptions utilized for the volatility rate.  This review included researching companies within the consumer products category with comparable market capitalizations, comparable per share prices and with a minimum of five years of trading history, five years representing the length of time the options are exercisable. Accordingly, for the options granted subsequent to December 31, 2006, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 5%; and average lives of three years. As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123R, the net loss for the nine months ended December 31, 2007 and the nine months ended December 31, 2006 was $370,441 and $404,965 greater, respectively, than if the Company had continued to account for stock options under APB Opinion No. 25. In addition, both basic and diluted loss per share for the nine months ended December 31, 2007 and the nine months ended December 31, 2006 was $0.03 and $0.04 greater, respectively, than if the Company had continued to account for stock options under APB Opinion No. 25.

Options to purchase 5,000 shares of the Company’s common stock at an exercise price of $5.15 per share were granted during the nine months ended December 31, 2007 under the 2005 Plan. These options will vest pro rata over a two year period. During the same period, there were 11,433 options to purchase common stock forfeited and 10,573 shares issued upon exercise of outstanding stock options under the Company’s equity compensation plans. As of December 31, 2007, the Company had granted options for 58,128 shares of the Company’s common stock that are unvested that will result in $202,350 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2007 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Price Range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	21,169	0.85	$0.06		21,169	2.58	$0.06
Over $0.50 to $2.50	130,558	1.00	$1.57		130,558	2.58	$1.57
Over $5.00 to $5.50	1,108,327	3.25	$5.00		1,060,115	3.22	$5.00
Over $5.50	60,300	4.22	$5.90		50,383	5.00	$5.90
	1,320,354	3.03	$4.36	$ 1,621,164	1,262,226	2.96	$4.36	$ 1,579,405

6.	Income Taxes

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

During the nine months ended December 31, 2007 and December 31, 2006, the Company paid fees totaling $2,000 per month, a total of $18,000, to one director as a retainer for general legal services.

During the nine months ended December 31, 2007, the Company paid $10,000 to a director for various services in connection with the hiring and company integration of a new executive.

Also during the nine months ended December 31, 2007 and December 31, 2006, the Company incurred fees totaling $740,552 and $600,094, respectively to MedEd Architects LLC, a video production company owned 33% by Randy Seffren, the Company’s Chief Marketing Officer.

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

During the nine months ended December 2007, the Company received proceeds, net of $5,000 in expenses, of $940,875 from the exercise of warrants to purchase 156,100 shares of the Company’s common stock at prices ranging from $2.50 to $6.25 per share.

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

A summary of the Company’s warrant activity for the period from April 1, 2007 through December 31, 2007 is presented below:

		Weighted	Aggregate
	Warrants	Average	Intrinsic
	Outstanding	Exercise Price	Value
Outstanding, March 31, 2007	5,724,094	$7.21
Granted	930,000	$7.97
Exercised	(156,100)	$6.06
Expired	-	$-
Outstanding, December 31, 2007	6,497,994	$7.35	$ 605,468

 As of December 31, 2007, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life
31,498	$2.50	0.15
15,000	$5.00	0.15
580,000	$5.01	2.70
644,000	$6.00	3.62
2,232,300	$6.25	3.15
50,000	$6.96	4.58
1,283,436	$7.57	4.24
800,000	$8.00	6.67
80,000	$8.25	6.67
390,880	$10.00	-
390,880	$15.00	-
6,497,994	$7.35	3.46

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2007 and December 31, 2006. The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company, ” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance, and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB for the period ended March 31, 2007, and filed on June 29, 2007 with the Securities and Exchange Commission (the “SEC”) and the Form S-3/A filed with the SEC September 28, 2007. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in the Company’s other filings with the SEC.

Overview

We are in the business of developing, marketing, distributing, and selling advanced indoor aeroponic garden systems and related products. Since formation and through our development stage, which ended in February 2006, our principal activities consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. We have completed development of our initial kitchen garden systems and related “bio-grow” seed pods and have contracted with two third-party manufacturers who have commenced production activities. In March 2006, we began sales activities. Today, we manufacture, distribute, and market over six different models of our AeroGarden systems, as well as over 30 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue, and direct to consumer sales. As of December 31, 2007, we had shipped over 358,000 units of our AeroGardens and over 900,000 seed kits.

Our Critical Accounting Policies

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. When we are the manufacturer, we include in inventory costs raw materials, labor, and manufacturing overhead. We record the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” A majority of our products are manufactured overseas and are recorded at cost.

As required, we will determine an inventory obsolescence reserve based on historical experience and will establish reserves against inventory according to the age of the product. As of December 31, 2007 and March 31, 2007, we had determined that no inventory obsolescence reserve was required.

Revenue Recognition
We recognize revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. During the quarter ended December 31, 2006, we began to offer promotions to our direct sales consumers where we allow customers  36 days to evaluate the product (such sales, “Trial Sales”), requiring the customer to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36- day trial period.  We do not recognize the revenue from Trial Sales until the expiration of the trial period.  Accordingly, we did not record $782,624 of revenue from these Trial Sales as of December 31, 2007.  We also deferred, as of December 31, 2007, recognition of $237,083 of product costs associated with the Trial Sales because the customers are required to return the product at the end of the trial period if they choose not to purchase the product, and we are therefore able to recover these costs through resale of the goods.

Additionally, we did not record $551,420 of revenue as of December 31, 2007 related to the wholesale sales value of inventory held by our retail shopping channel customers.  Payments for the goods deferred are charged to customer deposits. We also deferred, as of December 31, 2007, recognition of $300,153 of product and freight costs associated with these transactions, which have been included in inventory.

We record estimated reductions to revenues for customer and distributor sales programs and incentive offerings, including, promotions, general advertising, merchandising, and other volume-based incentives. Future market conditions and product transitions may require that we take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate, based on industry experience, the number of customers who will actually redeem the incentive. At December 31, 2007 and March 31, 2007, we had accrued $684,511 and $65,385, respectively, as our estimate for the foregoing deductions and allowances.

Direct Response Advertising Costs
We record media costs related to our direct to consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of our direct response catalogues and other related direct response advertising costs, in accordance with the American Institute of Certified Public Accountants’ Accounting Standards Executive Committee Statement of Position, SOP 93-7, “Reporting on Advertising Costs.” In accordance with SOP 93-7, advertising costs we incur are reported as assets and amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of December 31, 2007, we had deferred $493,086 in media related costs, primarily for television time, for direct response advertisements which generated orders which did not ship to customers and for which revenue was therefore not recognized until after December 31, 2007.

Warranty and Return Reserves
We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.   Both manufacturers of our products provide replacement parts for any defective components free of charge up to 2% of the total units purchased.  Based upon the foregoing, we have recorded a provision for potential future warranty costs of $58,981 and $15,593 at December 31, 2007 and March 31, 2007, respectively.   The liability for sales returns of units purchased by consumers is estimated based upon historical experience of return levels and, as of December 31, 2007, we had recorded a liability of $424,036 representing the estimated sales value of such future returns.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to be paid by customers are included in sales.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Subsequently, the SEC provided for a phased-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognition of the resulting compensation expense in our financial statements. Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006, and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has increased net loss by $370,441 and $404,965 for the nine months ended December 31, 2007 and the nine months ended December 31, 2006, respectively, as compared to our prior method under APB No. 25.

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the three and nine months ended December 31, 2007 and the three and nine months ended December 31, 2006:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue
Product sales- retail, net	65.1%	67.2%	68.0%	70.9%
Product sales- direct to consumer, net	34.9%	32.8%	32.0%	29.1%
Total sales	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of revenue	61.1%	67.6%	59.9%	71.3%
Research and development	4.7%	14.4%	6.8%	23.0%
Sales and marketing	34.1%	40.5%	40.8%	63.9%
General and administrative	10.1%	21.5%	13.5%	39.8%
Total operating expenses	110.0%	144.0%	121.0%	198.0%

Loss from operations	-10.0%	-44.0%	-21.0%	-98.0%

For the three months ended December 31, 2007 and December 31, 2006, product sales totaled $14,637,742 and $4,857,604, respectively, an increase of $9,780,138 or 201.3%. For the nine months ended December 31, 2007 and December 31, 2006, product sales totaled $27,199,821 and $6,709,858, respectively, an increase of $20,489,963 or 305.4%. Our AeroGarden products are primarily sold through two sales methods. Direct to consumer sales are generated as a result of airings of our infomercial, our websites, our own catalogues, and other direct to consumer advertisements. Retail sales are generated through sales to “brick and mortar” retailers, catalogues, and home shopping companies who in turn sell to consumers. For the three and nine months ended December 31, 2007, the increase in sales is attributable to growing acceptance and distribution of our AeroGarden products, reaching approximately 4,300 storefronts as of December 31, 2007, as compared to 750 storefronts as of December 31, 2006. The resulted in an increase in our sales to retailers of $6,262,111, or 191.7% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Also netted against sales for the three and nine months ended December 31, 2007 were $730,354 and $1,353,255 of promotional and merchandising allowances granted to retail customers for ad placements, in store merchandising and other promotional activities representing 7.1% and 6.8% of retail sales before granting these allowances.

In addition, we significantly increased our media spending for our infomercials, developed an affiliate and search engine marketing program for our web sales, and launched our own mail order catalogue program, all of which enabled us to grow our direct to consumer sales by $3,518,027, or 221.1%, as compared to the three months ended December 31, 2006.  Included in retail sales are $360,000 in revenues for sales to international distributors in Japan and Europe.  We anticipate this will become a significant component of our aggregate sales volume in future periods. A summary of our sales for the three and nine months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Revenues	2007	2006	2007	2006
Product sales- retail, net	$9,528,337	$3,266,226	$18,508,237	$4,759,171
Product sales- direct to consumer, net	5,109,405	1,591,378	8,691,584	1,950,687
Total	$14,637,742	$4,857,604	$27,199,821	$6,709,858

In regard to our direct sales, we offer our direct customers Trial Sales, requiring them to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. We do not recognize the revenue from Trial Sales until the expiration of the trial period. Accordingly, we did not record $782,624 of revenue from these Trial Sales as of December 31, 2007. We also deferred, as of December 31, 2007, recognition of $237,083 of product costs associated with the foregoing Trial Sales because the customers are required to return the product at the end of the trial period if they choose not to purchase the product, and we are therefore able to recover these costs through resale of the goods. All costs associated with acquisition of Trial Sales, including media, telemarketing, order processing, fulfillment, and outbound freight were expensed as incurred.

Sales were also impacted for the three and nine months ended December 31, 2007 by a higher than anticipated demand for our black AeroGarden units, resulting in an out-of-stock allocation situation the last ten days of December for this item. The result was a backlog of unshipped direct to consumer orders as of December 31, 2007 of approximately $982,000 and unshipped retail orders of $471,000, for a total of $1,453,000. Media and telemarketing costs related to these orders totaling $315,000 was deferred as of December 31, 2007.

Also, we did not record $551,420 of revenue as of December 31, 2007 related to the wholesale sales value of inventory held by our retail shopping channel customers as these sales are contingent upon the shopping channel selling the goods. Payments for the goods deferred in the foregoing were charged to customer deposits. We have also deferred, as of December 31, 2007, recognition of $300,153 of product and freight costs associated with this sale, which have been included in inventory.

Our products consist of our AeroGardens as well as seed kits and accessories, which represent recurring revenue opportunity for each AeroGarden sold. A summary of the sales of these two product categories is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Product Revenues
AeroGardens	$12,145,733	$4,438,916	$22,605,871	$5,931,861
Seed kits and accessories	2,492,009	418,688	4,593,950	777,997
Total	$14,637,742	$4,857,604	$27,199,821	$6,709,858
% of Revenues
AeroGardens	82.98%	91.38%	83.11%	88.41%
Seed kits and accessories	17.02%	8.62%	16.89%	11.59%
Total	100.00%	100.00%	100.00%	100.00%

Cost of revenues for the three months ended December 31, 2007 and December 31, 2006 totaled $8,938,857 and $3,282,291 respectively, representing 61.1% and 67.6% of revenues for the respective periods, an increase of $5,656,566 or 172.3%. Cost of revenues include product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported. Costs of revenues increased primarily as a direct result of the increase of 201.3% in revenues discussed above. Costs of revenues improved as a percentage of sales over the prior period primarily due to the elimination of air freight costs incurred during the three months ended December 31, 2006, as well efficiencies gained in the manufacturing of our products. Included in cost of revenues for the three months ended December 31, 2006, was approximately $260,000, or 5.4% of sales, in incremental airfreight costs related to higher than expected demand for our products during the holiday season.

Cost of revenues for the nine months ended December 31, 2007 and December 31, 2006 totaled $16,286,651 and $4,785,151, respectively, representing 59.9% and 71.3% of revenues for the respective periods, an increase of $11,501,500 or 240.4%. The increase in cost of revenues was primarily a direct result of the increase in revenues of 305.4% discussed above.  In addition to the above airfreight costs, included in cost of revenue for the nine months ended December 31, 2006 are costs associated with expedited shipping of 5,000 of our AeroGarden units from our factory in China by air rather than by sea in order to expedite our initial deliveries in April 2006, at an incremental airfreight cost of $27 per unit, a total of $135,000 in additional freight costs. We also experienced higher than anticipated costs in the startup of our seed kit manufacturing operations during the three months ended December 31, 2006. Also impacting cost of revenues during the three and nine months ended December 31, 2007 were increases in freight costs associated with outbound freight to retail customers as a result of 15% to 20% fuel surcharges imposed by freight providers resulting in approximately a 10% increase in outbound freight costs. For the nine months ended December 31, 2007 and December 31, 2006, outbound freight, fulfillment, and order processing costs were approximately 12.3% and 13.0% of net sales, respectively.

Gross margins vary based upon the factors impacting cost of revenue discussed above as well as the ratio of direct sales versus retail sales. In a direct to consumer sale, we recognize as revenue the full purchase price for the product as opposed to retail sales, where we recognize as revenue the wholesale price for the product charged to the retailer less allowances granted for merchandising and promotion. Media costs associated with direct sales are included in sales and marketing costs. Gross margins for the three and nine months ended December 31, 2007 were $5,698,885 and $10,913,170, representing 38.9% and 40.1% of revenues, respectively, as compared to $1,575,313 and $1,924,707 for the three and nine months ended December 31, 2006, representing 32.4% and 28.7% of revenues, respectively.  Impacting gross margins for the three and nine months ended December 31, 2007 were two primary factors. First, as a result of the deferrals related to the Trial Sales discussed above, gross margins deferred for the three and nine months ended December 31, 2007 were $349,721 and $229,102, effectively reducing margins for these periods by 1.0% and 0.5% , respectively. For the three and nine months ended December 31, 2006, Trial Sales deferrals reduced gross margins by $251,570 for each period. Further impacting gross margins for the three and nine months ended December 31, 2007 were approximately $400,000 in free shipping allowances for our catalogue and web promotions granted during the 2007 holiday period, effectively reducing margins for these periods by 1.6% and 0.9% , respectively. Together, these two factors reduced gross margins for the three and nine months ended December 31, 2007 by $749,721 and $629,102, effectively reducing gross margins for these periods by 2.6% and 1.4%, respectively.

Sales and marketing costs for the three months ended December 31, 2007 totaled $4,997,801, as compared to $1,965,578 for the three months ended December 31, 2006, an increase of $3,032,223 or 154.3%. For the nine months ended December 31, 2007 and December 31, 2006, sales and marketing costs were $11,089,338 and $4,285,849, respectively, representing an increase of $6,803,489or 158.7%.

Sales and marketing costs include all costs associated with the marketing, sales, customer support, and sales order processing for our products and consist of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Advertising	$2,535,704	$755,689	$4,446,080	$837,477
Salaries and related expenses	1,011,499	569,032	2,462,428	1,211,345
Infomercial production costs	253,130	96,351	1,082,478	687,241
Sales commissions	455,758	177,863	876,215	311,592
Sales displays	134,462	9,156	285,230	9,156
Supplies & printing	99,213	25,623	335,730	85,060
Consulting fees	134,462	106,643	394,509	341,547
Public relations	45,727	37,450	144,462	161,699
Trade Shows	88,095	8,250	286,691	61,771
Telemarketing	192,906	42,452	396,156	47,663
Other	46,845	137,069	379,359	531,296
	$4,997,801	$1,965,578	$11,089,338	$4,285,849

Advertising is primarily comprised of media costs for airing our infomercial which we consider a key component of our marketing strategy because it helps build awareness, and therefore consumer demand, for all channels of distribution, as well as generating revenues from direct to consumer sales.

During the nine months ended December 31, 2007, we substantially completed at a cost to date of approximately $800,000 in infomercial production costs focused on our next generation of product, a three pod AeroGarden utilizing a new aeroponic technology. Infomercial production costs represent costs related to the development, production, editing, and revision of our 30-minute infomercials and short form (0:60 and 1:20 second) television commercials. We continue to test variations of these infomercials and short form commercials to determine the best offer and content configuration for airing in calendar 2008. All infomercial production costs are expensed as incurred.  During the three months ended December 31, 2006, we had incurred similar costs for the production of our current infomercial featuring our original AeroGarden product. Since September 2006 to date, we have spent $6.2 million in media airing our infomercials and short form commercials.

Sales and marketing salaries and related costs shown above consist of salaries, payroll taxes, employee benefits, and other payroll costs for our sales, customer service operations, graphics, and marketing departments. Stock based compensation represents charges related to granting stock options and grants to employees and consultants who service the foregoing departments.  For the three months ended December 31, 2007, salaries and wage related costs for sales and marketing were $1,011,499 as compared to $569,032 for the three months ended December 31, 2006, an increase of $442,467 or 78%. As compared to the three months ended September 30, 2007, salaries and wage related costs for sales and marketing increased during the three months ended December 31, 2007 by $224,697, or 28.5%. These salary increases reflect ramp-up in order processing, customer service and telemarketing sales personnel for the holiday season. Sales commissions reflect commissions equal to 4% to 7% of collections from net retail sales to retailers, which were paid to sales representative organizations that assisted us in opening and maintaining our relationships with retail customers. We have recently renegotiated the agreements with our sales representative organizations to sliding scales based upon the size of the customers and, as a result, anticipate the aggregate percentage rate of these commissions to decline in the next 12 months.

General and administrative costs for the three months ended December 31, 2007 totaled $1,471,364 as compared to $1,042,537 for the three months ended December 31, 2006, an increase of $428,827, or 41.1%. General and administrative costs have increased in most areas as we have positioned our organization to manage our sales growth and diversification of products and distribution channels. Increases in general and administrative costs or the three months ended December 31, 2007 over the three months ended December 31, 2006 include primarily $319,000 increases in salary and wage related costs, $123,000 in facilities costs, and $134,000 in bad debt expenses, offset by $151,000 in reductions in legal and accounting costs. As compared to the three months ended September 30, 2007, general and administrative costs increased $489,000, or 50%, primarily due to an increase of $142,000 in salaries and wage related costs, $140,000 in bad debt allowances associated with our increased sales, $56,000 in increased facilities costs, and $40,000 in increased depreciation and amortization.

For the nine months ended December 31, 2007, general and administrative costs totaled $3,679,397 as compared to $2,671,939 for the nine months ended December 31, 2006, an increase of $1,007,458, or 37.7%. Increases in general and administrative costs for the nine months ended December 31, 2007 over the nine months ended December 31, 2006 include $255,000 in salary related costs, $184,000 in depreciation expense, $229,000 in facilities costs, $130,000 in corporate governance costs, and $304,000 in bad debt expense allowances.

During the three months ended December 31, 2007, we incurred $682,453 in research and development costs, as compared to $700,111 for the three months ended December 31, 2006, a decrease of $17,658 or 2.5%.

For the nine months ended December 31, 2007, research and development costs totaled $1,840,441 as compared to $1,544,495 for the nine months ended December 31, 2006, an increase of $295,946 or 19.2%. The principal components of this increase are $143,000 in salaries and wage related costs and $120,000 in supplies related to our expanded research labs.

We have completed development of multiple new models of our AeroGarden systems including (1) our Pro series, which feature stainless steel trim and more sophisticated electronics for managing light and nutrient delivery during the plant’s life cycle; (2) our deluxe series, which feature a higher adjustable light hood and a new light bulb technology that delivers more light enabling  higher height for the light hood and therefore the ability to grow full size tomatoes, peppers etc.; and (3) our new six pod and three pod systems which will feature lower retail price points combined with a new, more efficient seed pod technology and nutrient delivery system. In the next 12 months we intend to continue researching and developing new product designs and product extensions including, but not limited to, nutrient delivery systems and additional seed varieties for our seed kits.  We have also begun development of a methodology to cultivate and ship live “starter” plants in the grow pod mediums that will be able to grow in our kitchen garden systems. We started market testing this process with strawberries during the first quarter of calendar 2007 and continue to refine and develop this process.

Our loss from operations for the three months ended December 31, 2007 was $1,452,733 as compared to $2,132,913 for the three months ended December 31, 2006, a decrease of $680,180, or 31.9%. For the nine months ended December 31, 2007, the loss from operations was $5,696,006 as compared to $6,577,576 for the nine months ended December 31, 2006, a decrease of $881,570, or 13.4%.

Other income and expense for the three months ended December 31, 2007 totaled $203,154 as compared to $725,325 for the three months ended December 31, 2006, a decrease of $522,171. In the three months ended December 31, 2006 we incurred $636,130 in penalties payable in our common stock related to delays we encountered in registering common stock issued in various private offerings. Current interest expense is the result of our factoring arrangement for our accounts receivable as discussed below. For the nine months ended December 31, 2007, other income and expense totaled $321,873 as compared to $1,812,317 for the nine months ended December 31, 2006, a decrease of $1,490,444.

Liquidity and Capital Resources

In September 2007, we completed a private offering in which we sold an aggregate of 800,000 shares of common stock and warrants to purchase 800,000 shares of common stock at an exercise price of $8.00 per share in the form of units consisting of one share of common stock and one warrant per unit. The units were sold at a per unit price of $6.25. Upon the close of the offering, we received gross proceeds of $5,000,000, less a placement agent fee in the amount of $400,000 and approximately $200,000 in other expenses related to the offering. In addition, we issued warrants to purchase 80,000 shares of common stock at an exercise price of $8.25 per share to the placement agent of this offering.

During the nine months ended December 2007, we received proceeds, net of $5,000 in expenses, of $940,875 from the exercise of warrants to purchase 156,100 shares of our common stock at prices ranging from $2.50 to $6.25 per share.

On February 9, 2007, we entered into an agreement with Benefactor Group Inc. (“Benefactor”) whereby Benefactor agreed to factor our retail accounts receivable invoices. The term of the agreement is for one year with automatic one year renewals but can be terminated by us with 60 days written notice. In accordance with the terms of the agreement, Benefactor will purchase the invoices that it approves for an initial payment of 85% of the amount of the invoice with the remaining 15% paid upon collection less any deductions from the customer. Benefactor charges a commission of 1¼% of the gross amount of the invoice and a maintenance fee equal to an annual rate of prime plus 3%, prime being determined by Benefactor based upon either the prime rate published by Benefactor’s bank or the Wall Street Journal (10.25% at December 31, 2007 and 11.25% at March 31, 2007), charged on a daily basis for the unpaid invoice amounts outstanding. We have agreed, beginning May 2007, to factor with Benefactor a minimum of $800,000 of invoices monthly. We are responsible for any invoices that are unpaid after 91 days or are subject to other defaults by the customer and this obligation is secured by a security interest granted to Benefactor on all assets. As of December 31, 2007, Benefactor had advanced us $4,450,538 against invoices totaling $5,430,694.  Fees paid to Benefactor for interest, discounts, and other services for the three and nine months ended December 31, 2007 totaled $213,720 and $378,601, respectively.  The receivables are considered recourse and are shown at their gross value on the balance sheet.

As of December 31, 2007, we had a cash balance of $3,729,822. We anticipate our principal sources of liquidity during the next 12 months will be proceeds from sales of our products. We intend to use our working capital principally to purchase inventory, fund media advertising, fund product promotion and trade show costs, as well as support ongoing product development, overhead, and operational costs. Accordingly, we anticipate that existing cash resources will be sufficient for the next 12 months. However, in the event retail and/or direct response sales accelerate more rapidly than currently anticipated, we would need to support this growth through additional asset-based or other debt financing or the raising of additional equity. There is no assurance that such financing will be available on attractive terms or at all.

For the nine months ended December 31, 2007, cash used in operations was $10,443,487 as compared to cash used in operations for the nine months ended December 31, 2006 of $6,491,484, an increase of $3,952,003. The principal use of cash in operations was the net loss, which, after add back of non cash items, equaled $5,167,000,  increases in accounts receivable of $4,922,000 related to expansion of our retail distribution, and increases in inventory of $1,851,000 acquired to support our expanded distribution and product line. Offsetting the foregoing are increases in customer deposits for goods under guaranteed sale arrangements of $490,000 and increase in accrued expenses and accounts payable of $1,634,000, consisting of increases in accrued allowances for advertising of $619,000, reserves for returns and warranty of $229,000, and accrued media costs of $231,000.

Cash used by investing activities totaled $496,146 for the nine months ended December 31, 2007, as compared to $691,987 used in investing activities for the nine months ended December 31, 2006. The principal use of cash in investing activities was the addition of $243,000 in tooling for our new products, $141,000 in new computers and office equipment, and $70,000 in manufacturing equipment. In addition, we purchased $105,000 in manufacturing and $206,000 in computer equipment and software related to installation of a new computer network and ERP accounting and purchasing system through a capitalized lease program that did not require the outlay of cash.

Cash provided by financing activities was $9,173,954 for the nine months ended December 31, 2007, as compared to cash provided by financing activities of $71,250 for the nine months ended December 31, 2006. Cash provided by financing activities included $4,433,272 from the issuance of common stock in our September 2007 offering discussed above, $940,875 of proceeds from exercise of warrants, and $3,805,387 from our accounts receivable factoring facility.

Off-Balance Sheet Arrangements

 We have certain current commitments under operating leases and capital leases and have not entered into any contracts for financial derivative instruments such as futures, swaps, and options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not have any assets or liabilities which, in our view, impose upon us significant market risk except for our credit facility from our accounts receivable factor which has a variable rate of interest generally consisting of stated premiums above prime. At December 31, 2007, we had $4,450,538 in outstanding borrowings under this credit facility as compared to $645,151 at March 31, 2007. As short-term interest rates fluctuate, the interest expense we incur on our credit facility will change resulting in either a positive or negative effect on our financial position, results of operations, and cash flows. At this borrowing level for our credit facility, a one percentage point increase in interest rates would have an unfavorable impact on our net loss of $44,505 on an annual basis; however, because our excess cash is generally invested in short-term, high quality interest bearing investments, a comparable increase in interest income would offset much of the unfavorable impact.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

During the three months ended December 31, 2007, there has not been any material changes in risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended December 31, 2007, there were no matters brought to a vote of the security holders.

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.3	Certificate of Amendment to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.4	Certificate of Change to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.6	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
10.1	Letter Agreement between the Company and Jervis B. Perkins, dated November 12, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed November 14, 2007)
31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act*
31.2	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act*
32.1	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act*
32.2	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act*

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: February 13, 2008	/s/Michael Bissonnette
By: Michael Bissonnette
Its: Chief Executive Officer (Principal Executive Officer) and Director

Date: : February 13, 2008	/s/Mitchell B. Rubin
By: Mitchell B. Rubin
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)