Form 10-K
period 2008-03-31
AeroGrow International, Inc.
filed 2008-06-26
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

(Commission File No.)  000-50888

AEROGROW INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	46-0510685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6075 Longbow Drive, Suite 200
Boulder, Colorado 80301
(303) 444-7755

 (Address, including zip code and telephone number, including area code, of registrant's of principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐.

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 28, 2007 was $68,771,665. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         The number of shares of the registrant's common stock outstanding as of June 16, 2008 is 12,100,387    .

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's proxy statement for the 2008 annual meeting of stockholders to be filed no later than July 29, 2008.

AeroGrow International Inc.
Annual Report on Form 10-K
Year Ended March 31, 2008

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) for AeroGrow International, Inc. (“AeroGrow” the “Company,” “we,” “our” or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Our Business

We are a developer, marketer, distributor, and seller of advanced indoor garden systems, designed for consumer use and priced to appeal to the gardening, cooking and small indoor appliance, healthy eating, and home and office décor markets worldwide. To date, we have launched multiple lines of proprietary indoor gardens, more than 50 corresponding proprietary seed kits, and various cooking, gardening and décor accessories, both nationally and internationally.

As of March 31, 2008, we had manufactured and shipped over 440,000 AeroGarden® garden units and 1,137,000 seed kits to consumer and retailers worldwide.  We commenced initial marketing and distribution of our products in March 2006 and have expanded these marketing efforts to encompass broad retail distribution, home shopping networks, catalogue, international, and direct-to-consumer sales channels including direct television, Internet, and our own in-house direct mail catalogue.

Our principal products are indoor gardens and proprietary seed kits that allow consumers, with or without gardening experience, the ability to grow vegetables such as cherry tomatoes, chili peppers and salad greens, a variety of fresh herbs including cilantro, chives, basil, dill, oregano, and mint, as well as flowers such as petunias, roses, snapdragons, pink geraniums, and phlox. Consumers can also plant and grow their own seeds using our proprietary “master gardener” kits.

Our indoor gardens are designed to be simple, consistently successful, and affordable. We believe that our focus on the design and features of our indoor gardening products made them the first of their kind on the consumer market.  This conclusion was reached on the basis of market research, review of potentially competitive products offered at all ranges of functionality and price, and testing of products that may be considered competitive in function although not necessarily competitive in market orientation.

We believe that our products allow almost anyone, from consumers who have no gardening experience to professional gardeners, to produce year-round harvests of a variety of herbs, vegetables, and flowers, regardless of experience, season, weather, or lack of natural light. We believe that our indoor gardening products’ unique and attractive designs make them appropriate for use in almost any location, including kitchens, bathrooms, living areas, and offices.

Our indoor gardening units currently on the market retail from approximately $99 to $229 depending on the features and components, including size, design elements, light intensity, and automated features, and are sold through different channels matching customer needs and interests with the appropriate garden unit features and benefits.

Corporate History

AeroGrow International, Inc. (“AeroGrow”) was formed as a Nevada corporation on March 25, 2002. Wentworth I, Inc., a Delaware corporation (“Wentworth”), organized under the laws of the State of Delaware on March 6, 2001, entered into an Agreement and Plan of Merger with us (the “Merger Agreement”) on January 12, 2006, which was consummated on February 24, 2006.  Under the Merger Agreement, Wentworth merged with and into AeroGrow, and AeroGrow was the surviving corporation (“Merger”).  Our certificate of incorporation and by-laws prior to the Merger are now those of the surviving company, and the surviving company is governed by the corporate law of the State of Nevada.

After more than three years of initial research and product development, we began sales activities in March of 2006. Since that time, we have significantly expanded all aspects of our operations in order to take advantage of what we believe to be an attractive market opportunity.  We have substantially increased the depth and breadth of distribution and as of March 31, 2008, sell products nationally and internationally in over 5,100 domestic retail storefronts and more than a dozen countries.  We have also developed direct sales channels including web sales, direct television sales including infomercials and 60 and 120 second television commercials, and a direct mail catalogue business with more than 2 million catalogues mailed as of March 31, 2008.  In the past two years we have significantly expanded our product lines, now offering 11 different indoor garden models, more than 50 seed kits, and various gardening and kitchen accessories.

Hydroponics Industry - Background and Opportunity

Hydroponics is the science of growing plants using nutrients suspended in water instead of soil. Used commercially worldwide, hydroponics is considered an advanced and often preferred crop production method. Hydroponics is typically used inside greenhouses to give growers the ability to better regulate and control nutrient delivery, light, air, water, humidity, pests, and temperature. Hydroponic growers benefit by producing crops faster and enjoying higher crop yields per acre than traditional soil-based growers.

Aeroponic technology is derived from hydroponics and occurs when plant roots are suspended in an air chamber and bathed with a nutrient solution. AeroGrow believes that the aeroponic technology used in our indoor gardening products is a technological advance over most hydroponic growing systems because plant roots are partially suspended in air and allowed direct access to oxygen, while being bathed in a highly-oxygenated, nutrient rich solution.  For these reasons, we believe the use of a well designed and maintained aeroponic system can yield increases in growth rate and plant survival when compared to most hydroponic or dirt-based systems.

Until the development of our indoor gardening products, significant barriers have prevented hydroponic or aeroponic technology from being incorporated into mainstream, mass-marketed consumer products, including:

•   Consumers generally lack the specialized knowledge required to select, set up, operate, and maintain the various components for a typical hydroponic or aeroponic system, including growing trays, irrigation channels, growing media nutrient reservoirs, and nutrient delivery systems consisting of electronic timers, pumps, motors, tubing, and nozzles;

•   Consumers generally do not possess the specialized knowledge required to select, set up, operate, and maintain the varied indoor lighting systems that are necessary to grow plants indoors in the absence of adequate natural light;

•   Consumers are unable to properly mix and measure complex hydroponic nutrient formulas, which change depending on the plant variety and the stage of plant growth. In addition, consumers are unable to deal with the problem of nutrient spoilage; and

•   Federally-mandated water quality reports show that the water in many large cities is not suitable for hydroponic or aeroponic growing and requires treatments in order to sustain growth.

Our research has led us to believe that these complexities have been accepted in existing hydroponic market channels because hydroponic manufacturers have generally focused their product development and marketing efforts on satisfying the needs of the commercial greenhouse and dedicated hobbyist markets. These users are motivated to gain the specialized knowledge, equipment and experience currently required to successfully grow plants with these products.  Our research indicated that the hydroponic growing equipment currently available in these markets is bulky, expensive, and comprised of many parts.

We believe that the complexities of currently available commercial hydroponic products fail to address the needs and wants of the mass consumer market, leaving that market unserved. We further believe that our trade secrets, patent-pending inventions, and companion technologies have simplified and improved hydroponic and aeroponic technologies and have enabled us to create the first indoor aeroponic gardening system appropriate for the mass consumer market.

Our Proprietary Technology

We have spent almost six years innovating, simplifying, combining, and integrating numerous proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop 11 different models of indoor gardens, each with different features and technology groupings, priced from approximately $99 to $229.  We have filed 18 patent applications in the United States to protect our inventions.  Following is a description of our proprietary technologies and inventions that are used in our indoor garden system and seed kits. The inventions under the patent applications have not been granted patents, and there can be no assurance that patents will be granted.

Rainforest Nutrient Delivery System. Our “rainforest” nutrient delivery system combines our patent-pending technologies with features from several hydroponic or aeroponic methodologies into a proprietary system that leaves plant roots suspended in an air gap.  Plant roots take oxygen directly out of the air and, in testing of aeroponic systems by multiple different sources, including NASA Small Business Innovation Research lettuce studies, grow faster as a result.

Advanced Growing System. Our Advanced Growing System (AGS) is available on many of our newer indoor gardening products and combines features from our rainforest delivery system with new technologies that deliver increased nutrient oxygenation, faster, healthier root growth, decreased needs for consumer maintenance, and increased product reliability.  With AGS, plant roots are suspended in air in a 100% humid aeroponic chamber and then pass into a continuously oxygenated nutrient bath.

Pre-Seeded Bio-Grow Seed Pods. Our proprietary bio-grow seed pods include pre-implanted, specially selected seeds, a bio-sponge growing medium, removable bio-dome covers, and a grow basket to assist with the proper distribution of moisture. In development, attention was paid to delivering optimal amounts of nutrient, oxygen and moisture to seeds to maximize germination and survival rates.

Microprocessor-Based Control Panel and Nutrient Cycle Delivery System. Microprocessor-based control panels are included on our current indoor gardening products. This control panel can include microprocessor-controlled lights and nutrient and water reminder systems that alert consumers to add water and nutrients when needed and help ensure that plants are properly fed and receive the proper lighting. In addition, several systems allow consumers to select from multiple plant types (for example, lettuce, herbs, tomatoes, or flowers) and the system then automatically adjusts and optimizes the nutrient, water, and lighting cycles based on the plant variety selected. In addition, some systems take into account stage of growth of the specific plants when optimizing these factors.

Custom Nutrient Tablets and Automatic pH Adjustment. We have developed time-release nutrient tablets designed specifically to deliver the proper nutrients to the plants, while offering consumers a user-friendly nutrient system. Plant specific nutrients are included with each seed kit, and consumers simply add them when instructed by the microprocessor-based nutrient reminder. The nutrient tablets eliminate the need for measuring and mixing multi-part nutrient formulas and storing various nutrients in separate containers. Also included in the nutrient tablets is a proprietary formula that automatically adjusts tap water from around the country to the right pH ranges for plant growth.  Without this adjustment, tap water from many areas in the country will severely limit, or inhibit, plant growth in most aeroponic and hydroponic systems.

Integrated and Automated Lighting System. Hydroponic systems typically do not incorporate built-in lighting systems. Our indoor gardening products include built-in adjustable grow lights with ballast, reflector hood, grow bulbs, and an electronic timer. Our integrated lighting systems include high-output compact fluorescent light bulbs that deliver a spectrum and intensity of light designed to help optimize plant growth without natural light. In addition, our lighting system is fully automated and controlled by our microprocessor-based control panel described above. Variations in lighting are a differentiator in our product lines, and we have several gardens on the market with “twice the light and twice the height” of our standard gardens, allowing consumers to grow larger plants such as full sized tomatoes in our indoor gardens, and deliver higher yields.

New Technologies in Development.  We are continually engaged in developing incremental improvements in lights, nutrients, oxygenation, seed variety selection, and style and design innovation that are introduced to products on an ongoing basis.

Markets

Based on our sales experience to date and our existing channels of distribution, and supplemented by our own formal and informal market research consisting of individual consumer interviews, focus groups, blog monitoring, customer modeling, and Internet survey responses, we believe that our indoor gardening products appeal to a broad spectrum of consumers across multiple areas of interest.  For these and other reasons, our products have gained broad distribution through retailers and other sales channels.  We believe that our products appeal to at least four major market segments:

Gardener Market. The 2002 National Gardening Survey conducted by the National Gardening Association states that gardening is America’s number one hobby with more than 70 million active gardeners. Based upon this survey, there were estimated to be: 27 million vegetable gardeners, with one out of every four households having a vegetable garden; over 15 million fresh herb gardeners; and over 20 million flower gardeners. We believe that our indoor gardening products and related products offer both expert and novice gardeners several major benefits not readily available through traditional gardening methods, including:

●	the ability to grow fresh herbs, lettuces, vegetables, tomatoes, and flowers year-round, regardless of indoor light levels or seasonal weather conditions,

●	the ability to easily start plants indoors during colder months and then transplant them outdoors at the onset of the outdoor growing season,

●	the ability to use stem cuttings to propagate multiple reproductions of the desired plants in our indoor gardening products, and

●	the ease of growing in our indoor gardens in contrast to the toil associated with traditional gardening, including preparing the soil, planting, thinning, weeding, watering, and removing pests.

“Want-to-be” Gardener Market. We believe that many people have an interest in gardening but lack the knowledge, confidence, available space, equipment, or time to garden. We have observed the following barriers that often prevent people from gardening:

●	gardening requires an ongoing time commitment,

●	apartment, high-rise, and condominium dwellers often lack the land needed for a traditional garden,

●	gardening requires physical work, which can be a significant barrier to people with limited mobility or health issues,

●	buying the necessary equipment to garden can be expensive, and

●	gardening requires knowledge and expertise.

We believe that our indoor gardening products overcome many of these barriers and provide a simple, convenient way for many current non-gardeners to begin to garden.

Kitchen Products and Small Appliances Market. Many Americans enjoy cooking as a hobby and these people repeatedly purchase new kitchen appliances and will be motivated to purchase our indoor gardening products and related seed kits. Consumers in this potential market include:

●	people interested in cooking who would appreciate the convenience and satisfaction of having a readily available supply of fresh-cut herbs to flavor soups, salads, and other dishes,

●	people who prefer the distinctive texture and taste of freshly picked, vine-ripened tomatoes, basils, lettuces, and other vegetables over days-old supermarket produce, and

●
people interested in healthy, pesticide-free foods for themselves and their families, reflecting both the rapidly growing interest in naturally and organically grown foods and the increasing number of people who, for health or weight concerns, include salads and fresh vegetables as part of their families’ diets.

We believe that our indoor gardening products are embraced in this market by people who understand the value of having an ongoing supply of fresh herbs and fresh produce throughout the year.

Office and Home Decor Market. Flowers are frequently used to brighten homes and offices around the world. It is difficult to readily grow flowers indoors due to a lack of sufficient light and growing knowledge. As a result, people often use cut flowers, which are expensive, short-lived, and require ongoing maintenance. Our indoor gardening products enable colorful and fragrant flowers to be easily grown indoors year-round. Flowers grown with our indoor gardening products will last for months with minimal care and maintenance. Flowers can be grown in a wide variety of indoor locations, including kitchen and bathroom countertops, living rooms, bedrooms, family rooms, offices, work stations, waiting rooms, and lobbies.

Products

AeroGarden Indoor Gardens.  We currently offer 11 different indoor garden models priced from approximately $99 to $229 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusions of plant support systems.

Currently, our product lines are divided into four main categories:

1.	AeroGarden Classic 7-Pod Series. Our first products launched feature the rainforest nutrient delivery system and automated lights and reminder systems. Retail price $149.

2.
AeroGarden Pro Series.  Seven pod garden configuration with degrees of upgraded, stainless steel trim, Adaptive Growth Software, more lumens of light output, and extended lamp arms for growing larger vegetables.  Retail price $169 to $229.

3.
AeroGarden SpaceSaver 6 Series.  Features the Advanced Growing System, improved grow lights, and an innovative design that delivers increased outputs relative to our classic 7-pod systems with a 30% smaller footprint.  Fits easily on countertops and in corners for apartments, condos, and smaller kitchens. Retail price $149 to $169.

4.
AeroGarden3 Series – The AeroGarden3 series features the Advanced Growing System, improved grow lights, and an attractive, stylish design that makes it suitable for use as a decorative feature throughout the home or office.  Our smallest gardens fit easily on kitchen counters, night stands, and end tables. Retail price $99 to $109.

AeroGarden Seed Kits.  We currently offer more than 50 seed kits for use in our indoor gardening products. These seed kits include pre-seeded bio-grow seed pods and a three-to-six-month supply of nutrients, including our proprietary formula for adjusting water quality. Our seed kits retail at prices ranging from $14.99 to $29.99, and include kits like:

●	Vegetable Gardens: cherry tomato, chili pepper, green beans, salsa garden.

●	Herb Gardens: gourmet herbs, Italian herbs, herbs for poultry, herbs for seafood, French herbs.

●	Flower Gardens: petunias, baby roses, spring bouquet, English garden, splash of color.

●	Salad Gardens: salad greens, romaine lettuce, baby greens, mesclun mix.

Our seed kits are sold to consumers for use with our indoor gardening products.  Individual seed kits are grown by consumers for three to six months and then new seed kits may be purchased for replanting.

AeroGarden Seed-Starting Kits.  Developed for more experienced gardeners, our line of Seed Starting Trays and Master Gardner Kits are designed to allow consumers to plant and grow their own seeds in the AeroGarden.  With our Seed Starter Trays, consumers can start up to 70 seedlings in our indoor gardens for transplant into their outdoor gardens when weather allows.  With the Master Gardener Kit, consumers can grow their own seeds to maturity in the AeroGarden, or transplant seeds outdoors when weather allows.

Other Accessories.  To complement and expand the functionality of our indoor gardening products, we have developed a variety of accessory products including cookbooks and cooking accessories.  We also offer multiple wall brackets and other shelving and support systems, which can hold multiple indoor gardens at the same time. We also offer our own design of a battery-operated herb blender and salad dressing maker called the Herb ‘n Serve.

Future Products.  Our core technology platform can be leveraged by bundling different components into new products with a wide variety of features and price points that then can be sold through a variety of retail channels for use in a variety of different settings around the home or office.   Examples include a children’s garden series, a desk garden series, a professional system for larger plants and vegetables, patio and deck gardens, home décor and air freshening gardens, and additional seed kits and accessories.

For the fiscal years ending March 31, 2008 and 2007, we invested $2,605,112 and $2,113,255 in research and development activities.  As a result, we have a strong backlog of new product innovations in the pipeline.  In calendar 2008, we are introducing additions to our product line-up, including a six-pod configuration in both a traditional footprint and a space-saver design, launching a three-pod model at retail, and a variety of new seed kits and accessory items.

Integrated Marketing and Sales Channel Strategy

We consider our products to be an entirely new product category. A primary objective since launch has been to maximize the exposure of the product and educate consumers on the benefits of indoor gardening through an integrated marketing and distribution strategy.  We launched with a nationwide public relations campaign during the first quarter of 2006, and have since received extensive media exposure, with multiple features on national talk shows as well local television features, local and national print articles and blog and Internet pieces.  We combined the public relations launch with a retail and direct strategy focusing on high visibility partners and media, including product sales through mass retail chains, national cataloguers, home shopping channels, direct television commercials, our own in-house direct response catalogue and inbound and outbound telemarketing.

Retail Sales. Initial shipments to retail launch partners, including Sur La Table, Frontgate, and others commenced in March 2006.  By December 2006, our products were distributed through more than 750 retailers, including catalogers like Skymall, Brookstone and Herrington, and web merchants like Amazon.com.  In 2007 we expanded into Linen’s n Things, Bed, Bath & Beyond, Sears, Macy’s and JCPenney, and had successful tests at Target and other large chains.  This grew our retail distribution to 4,300 retailers by December 2007, and by March 31, 2008, we had expanded to 5,100. In 2008 we plan additional retail distribution into existing channels like lawn and garden, mass and department stores, and new retail distribution with tests or rollouts into grocery, office and drug store chains.  Further, based on the breadth of concept application and the range of interest of many consumer segments, we believe that our indoor gardening products present opportunities in up to 15 different retail channels, including culinary, department stores, mass, clubs, specialty, home centers, lawn and garden, hardware, office, drugstores, gift shops, grocery, toy, schools/education, and hydroponic.

Direct Sales. In the fall of 2006 we launched an infomercial advertising campaign, which began with 30 minute programming and has since been supplemented with 60-second and 120-second television commercials. In 2008 we are planning the creation of new 60-second and 120-second commercials focused on highlighting our new products.

In June of 2007 we produced and began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 50,000 catalogues.  We mail up to 750,000 catalogues every 45 to 60 days.  With our catalogue sales we focus on remarketing to current customers and also prospect for new customer acquisition using database marketing techniques.

We established our first consumer product website in the fall of 2006 and in late 2007 supplemented this with search engine advertising, banner advertising, email campaigns, and web affiliate programs, some of which are managed by third-party providers. A key focus of our web and catalogue marketing will continue to be sales of our repeat purchase seed kits, light bulbs, and accessories to our existing customers, and focusing on building and maximizing the lifetime value of our AeroGarden customers.

In the fall of 2007 we successfully tested our own in-house telemarketing center to handle inbound and outbound orders for our various direct sales channels.  This call center supplements our outsourced call center which handles the bulk of our infomercial calls.

International Sales. We began testing international sales opportunities in the UK and Japan in late 2007, and have since expanded internationally into Australia, South Korea, Mexico, Germany, and several other European countries.  International expansion in 2008 will likely focus primarily on gaining broader distribution in existing countries in Europe and the Pacific Rim, while incrementally expanding into new areas as resources allow.

Competition

Aeroponic and hydroponic technologies have historically been limited to ardent hobbyists and commercial growing facilities. We believe that we are the first company to develop and offer a simple soil-less indoor growing system for the mass consumer market.

Typical hydroponic manufacturers offer a range of equipment and accessories through distributors or small independent “hydro-shops” in a trade-oriented manner similar to plumbing or electrical suppliers. Purchasers typically mix and match equipment from various suppliers in an “a la carte” fashion to individually customize a large system that they then assemble on their premises. We believe that these products are substantially more expensive than our products.

We believe that our simplified and complete indoor gardening products and current and planned methods of distribution offer significant benefits from these traditional hydroponic industry practices.  However, we recognize that there are companies that are better funded and have greater experience in producing hydroponic products in commercial markets, including, but not limited to, companies such as General Hydroponics and American Hydroponics. These companies could potentially decide to focus on the consumer market with competing products. We could also potentially face competition from gardening wholesalers and large and profitable soil-based gardening companies, including, but not limited to, the Burpee Seed Company and Gardener’s Supply Company, should they decide to produce a competitive product. These companies may have better consumer acceptance and may be better funded than us.

Manufacturing

We manufacture our products using contract manufacturing sources, which are supervised by our internal engineering and manufacturing teams. Our bio-grow seed pods are currently produced and assembled in our laboratory facilities in Longmont, Colorado.

We currently have three main suppliers of our different indoor garden models in China, and multiple, dual sourced manufacturers of our many component parts and accessories.    Our first garden manufacturer was Mingkeda Industries Co, Ltc. (“Mingkeda”) a Chinese company capable of producing 40,000 gardens per month.  Our second manufacturer was Main Power Electrical Factory Ltd. (“Main Power”), which began shipping products during the first calendar quarter of 2007.  Production capacity at Main Power is estimated to be 180,000 units per month, with more capacity available with the addition of multiple sets of tools in a short time period.  Our third manufacturer, Kayue Electric Company Limited, started producing gardens in June 2007, and has a production capacity of 50,000 units per month.  Capacity expansion up to 100,000 per month can be achieved over a short period of time with a nominal tooling investment.

We produce and assemble our seed kits in our manufacturing facilities in Longmont, Colorado. The seed kits and indoor gardening products are shipped to a fulfillment center in Chino, California. A third-party logistics firm provides warehousing, order fulfillment, and shipping for our products.  Our 2008 plans call for the opening of an additional, company-owned distribution center in Indianapolis, Indiana.  Some seed kit manufacturing may be completed there as well.

Product Returns and Warranties

 To date, product returns have been within our expectations for both retail and direct-to-consumer sales.  At retail, we utilize a “Destroy in Field” methodology for certain customers as the cost of shipping the return, if used, does not justify the value of the recovered unit. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods which allowance is deducted from payments from such customers.  To our knowledge, our retailers are satisfied with this arrangement.    Our manufacturers will provide us with replacement parts at no charge for products which are deemed defective due to materials or manufacturing complications. We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.

Intellectual Property

We have filed 18 patent applications in the United States to protect our technologies and products. These applications are for:

●
seed germination pods that transport, support and germinate seedlings in aeroponic or hydroponic devices and support the growth of the plant to maturity, filed in November 2003, application serial number 10/714,786, and have responded to examiner’s fourth action,

●
devices and methods for growing plants, RAIN (rain-aerated ionized nutrient) system technology, which hyper-oxygenates and ionizes plant roots in 7-pod garden systems, filed in March 2005, application serial number 10/528,110, and responding to examiner’s first action,

●	methods for growing plants using seed germination pods, filed in April 2005, application serial number 11/112,269, and responding to examiner’s fourth action,

●	indoor gardening appliance, filed in August 2005, application serial number 29/235,880, design of 7-pod gardens, and responded to an office communication,

●
devices and methods for growing plants by measuring liquid or nutrient usage rate, the adaptive growth learning technologies, filed in December 2005, application serial number 11/321,368, and have responded to examiner’s first action,

●	pH buffered plant nutrient compositions and methods for growing plants, filed in December 2005, application serial number 11/321,023,

●	smart garden devices and methods for hydroponic gardens, filed in June 2006, application serial number 11/455,364, and have responded to an office communication,

●	devices and methods for growing plants, filed in January 2007, application serial number 11/653,121,

●	indoor gardening appliance, design of 7-pod gardens, filed in January 2007, application serial number 29/271,209

●	indoor gardening appliance, design of 7-pod gardens, filed in January 2007, application serial number 29/271,259,

●	systems and methods for controlling liquid delivery and distribution to plants, filed in January 2007, application serial number 11/654,164,

●	indoor gardening appliance, design of 3-pod gardens, filed in October 2007, application serial number 29/292,564,

●	indoor gardening appliance, design of 6-pod gardens, filed in November 2007, application serial number 29/293,343,

●	devices and methods for growing plants by measuring liquid or nutrient usage rate, the adaptive growth learning technologies, filed in December 2007, application serial number 12/002,543, and

●
soil-less seed support medium and method for germinating a seed, seed germination pods that transport, support and germinate seedlings in aeroponic or hydroponic devices and support the growth of the plant to maturity, filed in March 2008, application serial number 12/073,987,

●
devices and methods for growing plants, RAIN (rain-aerated ionized nutrient) system technology, which hyper-oxygenates and ionizes plant roots in 7-pod garden systems, filed in March 2008, application serial number 12/073,984,

●	methods for growing plants using seed germination pods, filed in March 2008, application serial number 12/073,985,

●	hydroponic gardening apparatus, design of modular gardens, filed in March 2008, application serial number 29/300,326.

We believe that the technology covered by our patent applications does not infringe on issued patents owned by others. We believe that if we fail to receive patents for any one of our patent applications, our operations will not be materially, adversely affected.  We believe that failure to obtain patents, however, will make it easier for competitors to bring competitive products to market.  If such competitive products performed better or were marketed by companies with greater financial and distribution resources than us, such competitive products may adversely affect our operations.  In addition to the patents being sought, we maintain some crucial information about our products as trade secrets. The inventions under the patent applications have not been granted patents, and there can be no assurance that patents will be granted.

We have filed 36 trademark applications in the United States (ten of which have registered; 13 of which have been allowed) and three trademark applications designating 33 countries (29 of which have registered), which we intend to prosecute to protect our products and brand equity. The applications are for:

Registered

●
AeroGarden, filed in 31 countries under the Madrid Protocol in June 2006, application serial number A0005030, and received a general statement of grant of protection; received notices that protected in 24 countries: European Community, Australia, Norway, and Korea; pending in seven countries, responded to an office action in Japan,

●	AeroGarden, registered in Mexico in March 2007, registration number 977468,

●	AeroGarden, registered in Canada in August 2007, registration number TMA693,363,

●	AeroGarden registered for 7-pod gardens in June 2007, registration number 3,252,527,

●	AeroGarden, registered for printed material in October 2007, registration number 3,311,054,

●	AeroGarden, registered for smart garden control panels and DVDs in October 2007, registration number 3,311,062,

●	AeroGarden, registered in stylized form in October 2007, registration number 3,322,684,

●	Herb ‘n Serve, registered in January 2008, registration number 3,376,411,

●	Chef in a Box, registered in January 2008, registration number 3,373,707,

●	Sweet Rubies, registered in January 2008, registration number 3,370,002,

●	Wall Farm, registered in February 2008, registration number 3,389,624,

●	Wall Garden, registered in February 2008, registration number 3,389,625, and

●	Ultimate Kitchen Gardener registered in March 2008, registration number 3,392,651;

Pending

●	AeroGrow, filed in April 2005, application serial number 78614573, and allowed,

●	Farmers Market Fresh, filed in July 2005 for gardens, application serial number 78671280, and allowed,

●	Bio-Dome, filed in March 2006, application serial number 78836718, and allowed,

●	Farmer’s Market Fresh, filed in May 2006 for seed kits, application serial number 78882877, and allowed,

●	GrowNow, filed in August 2006, application serial number 78955692, and allowed,

●	Herb Appeal, filed November 2006, application serial number 77045636, and allowed,

●	Plug & Grow, filed December 2006, application serial number 77058534, and responding to examiner’s second action,

●	AeroGarden, filed December 2006 for toys, application serial number 77073345, and allowed,

●	Get The Garden, filed in April 2007, application serial number 77154135, and allowed,

●	Veg-e-Garden, filed in May 2007, application serial number 77170403, and allowed,

●	Florist in a Box, filed in May 2007, application serial number 77185032, and allowed,

●	AeroFlower, filed in June 2007, application serial number 77202957, and allowed,

●	AeroGarden, filed in July 2007, application serial number 77229682, and allowed,

●	Herb It Up, filed in July 2007, application serial number 77238309, and allowed,

●	AeroGarden Mini logo, filed in October 2007, application serial number 77304395, and responded to examiner’s amendment,

●	Florist in a Box logo, filed in October 2007, application serial number 77304513, and responded to examiner’s amendment,

●	Chef in a Box logo, filed in October 2007, application serial number 77304572, and responded to examiner’s amendment,

●	Snip It Chop It Herb It Up logo, filed in October 2007, application serial number 77304131,

●	Leaves logo, filed in October 2007, application serial number 77304079,

●	Corner Market, filed in October 2007, application serial number 77301478,

●	English Cottage, filed in October 2007, application serial number 77303340, and responding to office action,

●	Splash of Color, filed in October 2007, application serial number 77303344,

●	Mountain Meadow, filed in October 2007, application serial number 77304010,

●	Aero-Fresh, filed in October 2007, application serial number 77304030,

●	Advanced Growing System logo, filed in December 2007, application serial number 77347195, and

●	Master Chef in a Box, filed in December 2007, application serial number 77347256.

Each of our employees, independent contractors and consultants has executed assignment of rights to intellectual property agreements and nondisclosure agreements. The assignment of application rights to intellectual property agreements grant us the right to own inventions and related patents which may be granted in the United States and throughout the world. The nondisclosure agreements generally provide that these people will not disclose our confidential information to any other person without our prior written consent. We have also obtained, both domestically and internationally, the domain names for AeroGrow.com, AeroGarden.com, AeroGarden.net, AeroGarden.tv, AeroGarden.biz, and Getthegarden.com, among others.

Governmental Regulation and Certification

We believe that we are complying with United States regulations concerning the shipping and labeling of seeds and nutrients. Currently, the components for AeroGarden Classic 7-Pod series, AeroGarden Pro series, AeroGarden SpaceSaver 6 series, and AeroGarden 3 servies are certified by Underwriters Laboratories, Inc.  Our Classic 7-Pod series and AeroGarden3 series have also received approval from Electronic Testing Laboratories.  The Classic 7-Pod series hs been approved by the British Electronic Approvals Board and has been CE marked for European sales.  The Classic 7-Pod series is also certified for Australian and South Korean sales.  We expect that additional product lines will gain certification as we work to introduce the lines internationally. These certifications confirm that the products have been tested and conform to a recognized level of fire and other safety standards for consumers. Such independent third-party certification is required for sales of products through many major retailers.

We believe that our costs and effects of compliance with environmental laws will not be material.

Personnel

As of March 31, 2008, AeroGrow employed 114 employees with 7 part-time and 107 full-time.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good. Our outsourced business includes (but is not limited to) manufacturing, telemarketing, public relations, infomercial production, fulfillment and shipping.  Additional employees and/or consultants will be hired in the future as our operations grow.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OPERATIONS

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history upon which to base an evaluation of our prospects and the potential value of our common stock. In 2006, we began to produce our garden systems and seed kits and we are still in the process of ramping up our production and sales, with multiple new models commencing initial production in the next six months. We are confronted with the risks inherent in an early stage company, including difficulties and delays in connection with the production and sales of our indoor garden systems, reliance on a small number of products and manufacturers, operational difficulties, and difficulty in estimating production and administrative costs. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations. We expect to incur substantial additional expenses and losses in the further implementation of our business plan.  We may not be able to improve operations and therefore may not become profitable.  Because we are in the early stages of implementing our business plan, we cannot predict now if we will ever be profitable.

We have incurred substantial losses since inception and may never achieve profitability.

Since we commenced operations in 2002, through March 31, 2008, we have incurred substantial operating losses. For the years ended March 31, 2008 and March 31, 2007, we had net losses of $9,835,921 and $10,386,451, respectively, and for the transition period of the three months ended March 31, 2006, we had a net loss of $7,543,343. As of March 31, 2008, our losses from operations have resulted in an accumulated deficit of $39,628,084. The success of our business will depend on our ability to profitably expand sales and distribution of our AeroGarden indoor garden systems to consumers and develop new product extensions and applications.

We are subject to many of the risks common to developing enterprises, including undercapitalization, cash shortages, limitations with respect to financial and other resources, and lack of revenues to be self-sustaining. There is no assurance that we will ever attain profitability.

If our indoor garden systems fail to perform properly, our business could suffer with increased costs and reduced income.

We have limited experience with returns and warranty claims for certain of our products, particularly new models that will be introduced later this calendar year. We may be required to replace or repair products or refund the purchase price to consumers. Failure of our products to meet expectations could:

●	damage our reputation;

●	decrease sales;

●	increase costs related to returns and repairs;

●	delay market acceptance of our products;

●	result in unpaid accounts receivable; and

●	divert our resources to remedy the malfunctions.

The occurrence of any of these events would have an adverse impact on our results of operations.

We will likely need additional capital to fund our growth.

We will likely require additional capital to support our growth and cover operational expenses as we expand our marketing and product development. It is possible that none of our remaining outstanding warrants will be exercised and we will therefore not receive any proceeds therefrom. We may need to issue equity, debt, or securities convertible into equity, which could dilute the current stock ownership in AeroGrow. If we cannot obtain additional financing on acceptable terms, we may not have sufficient capital to operate our business as planned and would have to modify our business plan or curtail some or all of our operations.

To address our short-term liquidity needs and the working capital increases necessary to support our anticipated growth, we have put in place a new financing agreement with FCC, LLC d/b/a First Capital that provides us with additional borrowing capacity relative to our prior financing arrangement with Benefactor Funding Corp. (see Liquidity and Capital Resources and Note 12 – Subsequent Events in the accompanying Financial Statements).

Our intellectual property and proprietary rights are only filed in the United States, give us only limited protection, and can be expensive to defend.

Our ability to produce and sell indoor garden systems exclusively depends in part on securing patent protection for the components of our systems, maintaining various trademarks, and protecting our operational trade secrets. To protect our proprietary technology, we rely on a combination of patents pending (and if granted, patents), trade secrets, and non-disclosure agreements, each of which affords only limited protection. We own the rights to 18 United States patent applications. However, these patent applications may not result in issued patents and even issued patents may be challenged. We are selling our indoor garden systems prior to receiving issued patents relating to our patent applications. All of our intellectual property rights may be challenged, invalidated, or circumvented. Claims for infringement may be asserted or prosecuted against us in the future and we may not be able to protect our patents, if any are obtained, and intellectual property rights against others. Our former employees or consultants may violate their non-disclosure agreements, leading to a loss of proprietary intellectual property. We could also incur substantial costs to assert our intellectual property or proprietary rights against others.

Our current or future manufacturers could fail to fulfill our orders for indoor garden systems, which would disrupt our business, increase our costs, and could potentially cause us to lose our market.

We currently depend on three contract manufacturers in China to produce our indoor garden systems. These manufacturers could fail to produce the indoor garden system to our specifications or in a workmanlike manner and may not deliver the systems on a timely basis. Our manufacturers must also obtain inventories of the necessary parts and tools for production. We own the tools and dies used by our manufacturers. Our manufacturers operate in China and may be subject to business risks that fall outside our control, including but not limited to, political, currency, and regulatory risks, each of which may affect the manufacturer’s ability to fulfill our orders for indoor garden systems. In addition, weather or natural disasters in China could disrupt our supply of product.  Any change in manufacturers could disrupt our ability to fulfill orders for indoor garden systems. Any change in manufacturers could disrupt our business due to delays in finding a new manufacturer, providing specifications, and testing initial production.

Our current or future manufacturers are located in China and therefore our product costs may be subject to fluctuations in the value of the dollar against the Chinese currency.

Although we purchase our AeroGarden products in U.S. dollars, the prices charged by our factories are predicated upon their cost for components, labor and overhead. Therefore, changes in the valuation of the U.S. dollar in relation to the Chinese currency may cause our manufacturers to raise prices of our products which could reduce our profit margins.

Increases in energy prices, resulting from general economic conditions, or other factors, may raise our cost of goods sold and adversely affect our business, results of operations and financial condition.

Energy costs, especially gasoline and fuel costs, are significant expenses in the delivery of our products. Increased costs resulting from general economic conditions, acts of nature, or other factors, may result in declining margins and operating results if market conditions prevent us from passing these increased costs on to our customers through timely price increases on our products.

If we are unable to recruit, train and retain key personnel necessary to operate our business, our ability to successfully manage our business and develop and market our products may be harmed.

To expand our business we will need to attract, retain, and motivate highly skilled design, development, management, accounting, sales, merchandising, marketing, and customer service personnel. We plan to hire additional personnel in all areas of our business. Competition for many of these types of personnel is intense. As a result, we may be unable to successfully attract or retain qualified personnel. Additionally, any of our officers or employees can terminate their employment with us at any time. The loss of any key employee, or our inability to attract or retain other qualified employees, could harm our business and results of operations.

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

RISKS RELATED TO THE RELEVANT MARKET FOR OUR PRODUCT

Our future depends on the financial success of our indoor garden systems. Since we have introduced entirely new products without comparable sales history, we do not know if our indoor garden systems and seed kits will generate continued wide acceptance by consumers.

We have introduced our indoor garden systems and seed kits as new products to consumer markets unfamiliar with their use and benefits.  We cannot be certain that our products will continue to generate and expand the consumer acceptance we have observed to date. If consumers do not purchase our products in sufficient numbers, we will not be profitable.

Our marketing strategies may not be successful, which would adversely affect our future revenue and profitability.

Our revenue and future depend on the successful marketing of our indoor garden systems. We cannot give assurance that consumers will continue to be interested in purchasing our products. We use direct consumer marketing, including television commercials, infomercials, catalogue, magazine and newspaper advertising, and the Internet. In addition, we collaborate with our retailer customers to market our products to consumers.  If our marketing strategies fail to attract customers, our product sales will not produce future revenue sufficient to meet our operating expenses or fund our future operations.

We may face significant competition, and if we are unable to compete effectively, our sales may be adversely affected.

We believe that our simplified and complete indoor garden systems offer significant benefits over traditional hydroponic industry products. We recognize, however, that there are companies that are better funded and that have greater experience in producing hydroponic products in commercial markets, including, but not limited to, companies such as General Hydroponics and American Hydroponics.  These companies could potentially decide to focus on the consumer market with competing products. We could also face competition from gardening wholesalers and large and profitable soil-based gardening companies, including, but not limited to, the Burpee Seed Company and Gardener’s Supply Company, should they decide to produce a competitive product. In addition, other consumer products companies could develop products to compete with our products. These companies may use hydroponic technologies, and may have better consumer acceptance.  The success of any competing products may adversely impact us.

RISKS RELATED TO OUR CAPITALIZATION

If an exemption from registration on which we have relied for any of our past offerings of common stock or warrants are challenged legally, our principals may have to spend time defending claims, and we would then risk paying expenses for defense, rescission, and/or regulatory sanctions.

To raise working capital, we offered common stock and warrants in private transactions that we believed to be exempt from registration under the Securities Act and state securities laws. In 2004 we conducted a state-registered offering in Colorado of common stock and warrants, intended to be exempt from registration under the Securities Act as an intrastate offering. However, because we are incorporated in Nevada, the offering did not satisfy all of the requirements for an intrastate offering. This could result in investors or regulators asserting that the Colorado offering and/or private offerings following the Colorado offering (if the private offerings were integrated with the Colorado offering) violated the Securities Act. There can be no assurance that investors or regulators will not be successful in asserting a claim that these transactions should not be integrated. In the event that one or more investors seeks rescission, with resulting return of investment funds and interest at a market rate, or that state or federal regulators seeks sanctions against us or our principals, we would spend time and financial resources to pay expenses for defense, rescission awards, or regulatory sanctions. The use of funds would reduce the capital available to operate our business. No assurance can be given regarding the outcome of any such actions.

There may be substantial sales of our common stock by existing security holders which could cause the price of our stock to fall.

Future sales of substantial amounts of our common stock in the public market or the perception that such sales might occur, could cause the market price of our common stock to decline and could impair the value of an investment in our common stock and our ability to raise equity capital in the future.  As of March 31, 2008, we had 12,076,717 shares of common stock outstanding, of which 10,060,514 shares may be sold without restriction.  (See the following risk factor for discussion of 7,248,687 additional shares that are subject to issuance pursuant to outstanding warrants and options.)  The remaining 2,016,203 became tradable, subject to securities laws, on June 22, 2008, in each case when lockup restrictions covering the shares expired.

The sales of our common stock by security holders, or even the appearance that such holders may make such sales, may limit the market for our common stock or depress any trading market volume and price before other investors are able to sell the common stock.  Moreover, a number of shareholders have held their investment for a substantial period of time and may desire to sell their shares, which could drive down the price of our common stock.

Our outstanding warrants, options and additional future obligations to issue our securities to various parties, may dilute the value of an investment in AeroGrow and may adversely affect our ability to raise additional capital.

As of March 31, 2008, we were committed to issue up to 7,248,687 additional shares of common stock under the terms of outstanding warrants, options and other arrangements:

●	1,553,591 shares issuable under our 2005 Equity Compensation Plan

●	5,694,736 shares issuable under warrants to purchase our common stock as follows:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life
10,000	$2.50	0.07
15,000	$5.00	0.10
580,000	$5.01	2.45
644,000	$6.00	3.62
2,232,300	$6.25	2.90
50,000	$6.96	4.33
1,283,436	$7.57	3.99
800,000	$8.00	6.42
80,000	$8.25	6.42
5,694,736	$6.66	2.53

For the length of time these warrants, and options are outstanding, the holders will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may adversely affect the terms upon which we can obtain additional capital. The holders of such derivative securities would likely exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the notes, warrants or options.

Further, future sales of substantial amounts of these shares, or the perception that such sales might occur, could cause the market price of our common stock to decline and could impair the value of an investment in our common stock and our ability to raise equity capital in the future.

The market price of the shares may fluctuate greatly. Investors in AeroGrow bear the risk that they will not recover their investment.

We started trading on the NASDAQ Capital Market under the ticker symbol AERO, on June 13, 2007, after trading on the OTCBB from January 8, 2007 to June 12, 2007 under the ticker symbol AGWI.   No assurance can be made that an active market will develop on the NASDAQ.  Currently, trading in our common stock on NASDAQ is limited, and the per share price is likely to be influenced by the price at which and the amount of shares the selling security holders are attempting to sell at any time.  This could have the effect of limiting the trading price or lowering the market price to the selling security holders’ offering prices. Shares such as ours are also subject to the activities of persons engaged in short selling securities, which generally has the effect of driving the price down. Also, the common stock of emerging growth companies is typically subject to high price and volume volatility. Therefore, the price of our common stock has fluctuated, and may continue to fluctuate, widely. A full and stable trading market for our common stock may never develop in which event any holder of such shares may not be able to sell at the time he elects, or at all.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

On July 27, 2006, we entered into a lease with Pawnee Properties, LLC to consolidate our operations, other than our seed kit manufacturing operations, into a 21,012 square foot office space at 6075 Longbow Drive, Boulder, Colorado 80301. The initial rent of $15,759 per month increased to $17,510 per month as of February 1, 2008.  We also pay our proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

We also rent storage and manufacturing space in Longmont, Colorado, pursuant to short-term rental agreements.  The Longmont facility houses our seed kit manufacturing operations.  The short-term rental agreements are designed to accommodate the variability in our space requirements.  We currently lease approximately 36,100 square feet of space in this facility at a monthly rental rate of $24,965 plus operating expenses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We started trading on the NASDAQ Capital Market under the ticker symbol AERO, on June 13, 2007, after trading on the OTCBB from January 8, 2007 to June 12, 2007 under the ticker symbol AGWI.   The following table sets forth, for the periods indicated, the high and low prices of our common stock while trading on these markets.  As of June 16, 2008, we had approximately 671 stockholders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business. We do not expect to pay cash dividends in the foreseeable future.

	Fiscal Year Ended 3/31/08		Fiscal Year Ended 3/31/07
	High	Low	High	Low
1st Quarter - Ended June 30	$9.00	$5.65	N/A	N/A
2nd Quarter - Ended Sept 30	$9.24	$6.85	N/A	N/A
3rd Quarter - Ended Dec 31	$8.73	$4.30	N/A	N/A
4th Quarter - Ended Mar 31	$6.75	$2.60	$10.00	$5.52

COMPANY STOCK PERFORMANCE
COMPARISON OF CUMULATIVE TOTAL RETURN
Among AeroGrow International, Inc., The NASDAQ Composite Index
and The Consumer Discretionary Index Fund

The following graph compares the cumulative total stockholder return data for our stock for the period beginning March 31, 2007 and ending on March 31, 2008 to the cumulative return over such period of (i) The NASDAQ Composite Index (^IXIC) and (ii) the Consumer Discretionary Index Fund (RXI).  The graph assumes $100 was invested on March 31, 2007 in our Common Stock and in each of the comparative indices. Note that the historic stock price performance on the following graph is not necessarily indicative of future stock price performance.

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Mar 31 2007
June 30 2007
Sept 30 2007
Dec 31 2007
Mar 31 2008
AGWI/AERO
Nasdaq Composite
Consumer Discretionary Index Fund (RXI)

Holders of Record

As of June 16, 2008, we had approximately 671 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with covenants under any existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

Refer to Item 11 below for information with respect to our equity compensation plans.

Lock Up Restrictions

In conjunction with the closing of the Merger with Wentworth in February 2006, the former stockholders of Wentworth holding an aggregate of 396,813 shares of common stock, AeroGrow stockholders (including all shares of AeroGrow held by our current officers and directors) holding an aggregate of 4.8 million shares of our common stock, and 1.8 million shares of common stock underlying our warrants and options had entered into lock up agreements under which they were prohibited from selling or otherwise transferring: (i) any of their shares of common stock for a period of 12 months following the effective date of the registration statement (“Initial Lock Up Period”) that registers their shares for resale, and (ii) 50% of their shares of common stock after the expiration of Initial Lock Up Period until the date which is 18 months after the effective date of the registration statement filed by us.  The registration statement went effective on December 22, 2006.  As of March 31, 2008, approximately 2.0 million outstanding shares of common stock remain subject to a lock up, which later expired on June 22, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data			Three month transitional period ended
	Years ended March 31,		March 31,	Years ended December 31,
	2008	2007	2006	2005	2004
Revenues	$38,356,676	$13,144,037	$35,245	$-	$-

Cost of revenue	22,975,385	8,404,507	134,622	-	-
Research and development	2,605,112	2,113,255	978,539	1,578,833	333,038
Sales and marketing	16,084,353	7,117,613	2,548,583	583,897	79,811
General and administrative	6,084,728	4,050,312	2,010,907	2,923,792	1,983,759
Total operating expenses	47,749,578	21,685,687	5,672,651	5,086,522	2,396,608
Loss from operations	(9,392,902)	(8,541,650)	(5,637,406)	(5,086,522)	(2,396,608)
Other (income) expense	443,019	1,844,801	1,905,937	2,631,055	(7,564)
Net loss	$(9,835,921)	$(10,386,451)	$(7,543,343)	$(7,717,577)	$(2,389,044)

Net loss per share, basic and diluted	$(0.84)	$(1.09)	$(0.84)	$(1.55)	$(0.56)
Weighted average number of common
shares outstanding, basic and diluted	11,662,891	9,505,926	8,956,353	4,971,857	4,252,626

Consolidated Balance Sheet Data	March 31,			December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$1,559,792	$5,495,501	$8,852,548	$949,126	$1,916,842
Total assets	11,919,629	13,041,806	9,841,009	2,543,598	1,998,470
Total liabilities	7,511,079	5,057,901	1,924,537	2,659,000	86,547
Total stockholder's equity	4,408,551	7,983,905	7,916,472	2,543,598	1,998,470

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our business, operations, and financial condition. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. In addition to historical information, this Annual Report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Annual Report, inclusive of the section entitled Risk Factors, as well as other public reports filed by us with the SEC. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report.

Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic garden systems. After more than three years of initial research and product development, we began sales activities in March 2006. Since that time we have significantly expanded all aspects of our operations in order to take advantage of what we believe to be an attractive market opportunity.  We have substantially increased the depth and breadth of distribution and as of March 31, 2008 sell products in over 5,100 domestic retail storefronts and more than a dozen countries internationally.  We have also developed direct sales channels including web sales, direct television sales, including infomercials and 60 and 120 second television commercials, and a direct mail catalogue business with more than 2 million catalogues mailed as of March 31, 2008.  In the past two years we have significantly expanded our product lines, and now offer 11 different indoor garden models, more than 50 seed kits, and various gardening and kitchen accessories.

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

We determine an inventory obsolescence reserve based on historical experience and establish reserves against inventory according to the age of the product. As of March 31, 2008 and March 31, 2007 we determined that no inventory obsolescence reserve was required.

Revenue Recognition

We recognize revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fees are fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, we did not record $577,838 and $451,898 of revenue as of March 31, 2008 and March 31, 2007, respectively, related to the unpaid balance due for orders shipped in conjunction with our direct sales to consumers because the consumer had 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. We also, as of March 31, 2008 and March 31, 2007, did not record $175,781 and $135,459, respectively, of product costs associated with the foregoing revenue because the customers would have been required to return the product in order to cancel further billing, and therefore we would have been able to recover these costs through resale of the goods. The liability for sales returns are estimated based upon historical experience of return levels.

Additionally, the Company did not record $69,339 of revenue as of March 31, 2008 related to the wholesale sales value of inventory held by its television shopping channel customers as these sales are contingent upon the shopping channel selling the goods. Deferred payments for these goods are charged to Customer Deposits. The Company has also deferred, as of March 31, 2008, recognition of $33,937 of product and freight costs associated with these sales, which have been included in inventory.

We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentives are offered. Additionally, certain incentive programs require us to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2008 and March 31, 2007, we had accrued $226,729 and $65,385, respectively, as our estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   The manufacturers of the Company’s products provide replacement parts for any defective components free of charge up to 2% of the total units purchased.  Based upon the foregoing, the Company has recorded as of March 31, 2008 and March 31, 2007 a provision for potential future warranty costs of $72,200 and $15,393, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods which allowance is deducted from payments from such customers. As of March 31, 2008 and March 31, 2007, the Company has recorded a reserve for customer returns of $674,120 and $238,569, respectively.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in sales.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Subsequently, the SEC provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006 and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R.  As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), the net loss for the year ended March 31, 2008, March 31, 2007 and the three month transition period ended March 31, 2006, was increased by $710,899, $560,859 and $3,315,840, respectively.

Advertising and Production Costs

We expense all production costs related to advertising as incurred. These costs include actual advertising such as print, television, and radio advertisements which are expensed when the advertisement has been broadcast or otherwise distributed.  We record media costs related to our direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with the AICPA Statement of Position, SOP 93-7, “Reporting on Advertising Costs.” In accordance with SOP 93-7, advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2008 and March 31, 2007, we had deferred $503,825 and $493,086, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2008 and March 31, 2007 and for the three months ended March 31, 2006 were $6,955,555, $2,125,112 and $30,000, respectively.

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

Registration Rights Penalties

The holders of securities issued in our 2006 Offering and 2005 Offering (see Notes 2 and 3 to our Financial Statements) had registration rights for the common stock and for the common stock underlying the convertible debt and the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock were payable in shares of our common stock under certain circumstances and were equal to 1% of the amount of the outstanding convertible debt per 30-day period up to a maximum of 24% and 1% of the amount of the investment in the 2006 Offering up to a maximum of 18%. In each case, the amount was payable in shares of our common stock valued at a rate of $2.00 per share. We elected to recognize the impact of such registration rights penalties as incurred, which commenced after July 23, 2006. We completed the registration of the foregoing securities on December 22, 2006 and recognized five months of penalty, resulting in the recording of 332,876 shares of common stock to be issued at a value of $5.00 for a total of $1,664,380. On December 21, 2006, the FASB Financial Statement Publication (“FSP”) Emerging Issues Task Force 00-19-2 that addresses the accrual and accounting for registration rights penalties became effective immediately. This FSP addresses the proper accounting of similarly arranged registration rights agreements entered into after the effective date of December 21, 2006.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect its adoption will have a material impact on our financial statements

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.”  SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after January 1, 2009 and is to be applied prospectively. We are currently evaluating the potential impact of adopting this statement on our financial position, results of operations and cash flows and do not expect that the adoption will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning on or after January 1, 2009. The Company does not expect that the adoption will have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159,” The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157.” We will adopt SFAS No. 159 in the fiscal year beginning April 1, 2008. The adoption of this Statement is not expected to have a material effect on our financial statements.

Inflation and Seasonality

We do not expect inflation to have a significant effect on our operations in the foreseeable future. Because our indoor garden systems are designed for an indoor gardening experience, it is likely that we may experience slower sales in the United States during June through September when our consumers may tend to garden outdoors. In addition, we have experienced increased sales during the holiday season in the fourth calendar quarter. We have had only two full fiscal years of operations, but it does appear that we have some seasonality.  We intend to sell to our international distributors in US Dollars thereby minimizing effects from currency fluctuations. Our purchases from China may be affected by changes in valuation of the US Dollar as compared to the Chinese currency.

Results of Operations

For the fiscal year ended March 31, 2008, our net sales totaled $38,356,676, an increase of 191.8% from the fiscal year ended March 31, 2007.  The sales increase reflected a number of factors including an increase in our retail presence from 750 storefronts as of December 31, 2006 to over 5,100 storefronts as of March 31, 2008, the launch of a direct mail catalogue operation during the fiscal year, and a geographic expansion of our presence to seven countries outside the United States.

Our gross margins improved to 40.1% in the year ended March 31, 2008 from 36.1% in the year ended March 31, 2007 primarily as a result of improved distribution logistics, particularly a reduction in the use of air freight to ship product from China to the United States.

Sales and marketing costs totaled $16,084,353 for the year ended March 31, 2008, an increase of 126.0% from the prior fiscal year, reflecting generally higher levels of spending in all categories to support the growth in our business.  General and administrative costs also increased, by 50.2% to $6,084,728 for the year ended March 31, 2008.  This increase was caused by a number of factors, including an increase in the number of our employees, higher depreciation and other facility costs related to our expansion, corporate governance and listing costs, and bad debt expense principally related to a reserve established to cover our exposure to the Linens ‘n Things, Inc. bankruptcy filing.

Our net loss totaled $9,835,921 for the fiscal year ended March 31, 2008 as compared to a net loss of $10,386,451 for the fiscal year ended March 31, 2007.

We launched the AeroGarden products in March 2006, therefore the year ended March 31, 2007 represented our first full year of revenue from operations.  The following table sets forth, as a percentage of sales, our financial results for these first two full years of operations:

	Years ended March 31,
	2008	2007
Revenue
Product sales- retail	62.4%	68.1%
Product sales- direct-to-consumer	35.7%	31.9%
Product sales- international	1.9%	0.0%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	59.9%	63.9%
Research and development	6.8%	16.1%
Sales and marketing	41.9%	54.2%
General and administrative	15.9%	30.8%
Total operating expenses	124.5%	165.0%

Total other (income) expense, net	1.1%	14.0%

Loss from operations	-25.6%	-79.0%

Since inception, we have experienced significant revenue growth as a result of sales of our AeroGarden products. The table set forth below shows quarterly revenues by sales channel for our initial two years of operations.

	Quarter ended				Year ended
	30-Jun-06	30-Sep-06	31-Dec-06	31-Mar-07	31-Mar-07
Sales- Retail	$693,610	$799,335	$3,266,226	$4,189,871	$8,949,042
Sales- Direct-to-Consumer	128,328	230,981	1,591,378	2,244,308	4,194,995
Sales - International	-	-	-	-	-
	$821,938	$1,030,316	$4,857,604	$6,434,179	$13,144,037

	Quarter ended				Year ended
	30-Jun-07	30-Sep-07	31-Dec-07	31-Mar-08	31-Mar-08
Sales- Retail	$4,129,853	$4,850,298	$9,145,317	$5,785,314	$23,910,782
Sales- Direct-to-Consumer	2,148,832	1,433,347	5,109,405	5,013,133	13,704,717
Sales - International	-	-	383,020	358,157	741,177
	$6,278,685	$6,283,645	$14,637,742	$11,156,604	$38,356,676

For the year ended March 31, 2008, net sales totaled $38,356,676 as compared to $13,144,037 for the year ended March 31, 2007, an increase of $25,212,639 or 191.8%.  Direct sales are generated as a result of airings of our infomercial, our websites, our own in house catalogue mailings and other direct-to-consumer advertisements. Retail sales are generated through sales to “brick and mortar” retailers, catalogues and home shopping companies who in turn sell to consumers. International sales, which began in the quarter ended October 2007, are made to distributors in each specific country. We have seen growth in all channels as consumer awareness and acceptance has grown for our products. In retail channels, we have grown the number of retail storefronts from 30 in March 2006, to 750 in December 2006 to over 4,300 in December 2007. At March 31, 2008, our products were being sold in over 5,100 retail storefronts.  In our direct-to-consumer channel, we have expanded our sales efforts to encompass multiple channels and formats. For the year ended March 31, 2007, direct-to-consumer sales represented primarily sales to new customers and were generated primarily through our television advertisements and our own websites. During the year ended March 31, 2008, we expanded our direct-to-consumer sales efforts to encompass web search engine and affiliate marketing, in-house catalogue mailings to both our in house mailing list and external prospect lists and to 60 second and 120 second television commercials. We have also seen a growing percentage of our direct-to-consumer business result from our existing customer database representing repeat sales of additional seed kits, accessories and additional AeroGarden units. The tables below show the quarterly data for our first two years of operations with regard to our sales of garden products versus sales of seed kit and accessory products.

	Quarter ended				Year ended
	30-Jun-06	30-Sep-06	31-Dec-06	31-Mar-07	31-Mar-07
Product Revenues
AeroGardens	$726,891	$889,979	$4,438,916	$5,464,416	$11,520,202
Seed kits and accessories	95,047	140,337	418,688	969,763	1,623,835
Total	$821,938	$1,030,316	$4,857,604	$6,434,179	$13,144,037
% of Revenues
AeroGardens	88.4%	86.4%	91.4%	84.9%	87.6%
Seed kits and accessories	11.6%	13.6%	8.6%	15.1%	12.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Quarter ended				Year ended
	30-Jun-07	30-Sep-07	31-Dec-07	31-Mar-08	31-Mar-08
Product Revenues
AeroGardens	$5,643,885	$4,816,504	$12,145,733	$8,934,285	$31,540,407
Seed kits and accessories	634,800	1,467,141	2,492,009	2,222,319	6,816,269
Total	$6,278,685	$6,283,645	$14,637,742	$11,156,604	$38,356,676
% of Revenues
AeroGardens	89.9%	76.7%	83.0%	80.1%	82.2%
Seed kits and accessories	10.1%	23.3%	17.0%	19.9%	17.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

In regard to our direct sales, we offer our direct customers 36 days to evaluate the product (“Trial Sales”), with the customer paying only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36- day trial period. Accordingly, we did not record $577,838 and $451,898 of revenue as of March 31, 2008 and March 31, 2007, respectively, related to the unpaid balance due for orders shipped in conjunction with these Trial Sales. Also, as of March 31, 2008 and March 31, 2007, we did not record $175,781 and $135,459, respectively, of product costs associated with the foregoing Trial Sales because the customer is required to return the product and we are therefore able to recover these costs through resale of the goods.

For the year ended March 31, 2008, we had one customer who represented 15% ($5,915,458) of our net product sales. During the year ended March 31, 2007, we had two retail customers who accounted for 15% ($1,962,968) and 10% ($1,303,899), respectively, of our net sales.

During the fiscal year ended March 31, 2008, we began to build our international distributor network and had entered into agreements and have begun shipments with distributors in the United Kingdom, Germany, Korea, Australia, Japan, Mexico and Canada. On September 1, 2006, we retained the services of a consultant in London to assist in developing our international distributor network in Europe and Asia. The terms of our international agreements generally provide for a test period commencing from the first shipment of product, usually around 90 to 120 days, during which the distributor will air an infomercial and otherwise evaluate the product potential in its market. Thereafter, if electing to go forward, the distributor will be subject to minimum purchase requirements on a quarterly or semi-annual basis based upon the size of the market and the distribution channels granted the distributor in the market. To date, our agreements are either still in the test period or have remained in force subsequent to the test period with the exception of Japan, where the distribution agreement was cancelled due to insufficient response to the infomercial in that market.

Cost of revenues for the year ended March 31, 2008 were $22,975,385 as compared to $8,404,507 for the year ended March 31, 2007, an increase of $14,570,878, or 173.4%.  Cost of revenues include product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers and duties and customs applicable to products imported. As a percentage of sales, cost of revenues decreased 4.0% from 63.9% to 59.9%. Included in cost of revenue for the year ended March 31, 2007 are costs associated with expedited shipping of approximately 15,000 of our AeroGarden units from our factory in China by air rather than by sea in order to expedite our initial deliveries in April 2006, and to satisfy customer demands in the November/December 2006 holiday timeframe at an incremental airfreight cost of $27 per unit, as well as airfreight costs associated with expediting components parts for our seed kits in the January 2007 timeframe, for a total of additional freight cost of approximately $490,000.

Gross margins vary based upon the factors impacting cost of revenue discussed above as well as the ratio of direct sales versus retail sales. In a direct-to-consumer sale, we recognize as revenue the full purchase price for the product as opposed to retail sales, where we recognize as revenue the wholesale price for the product charged to the retailer. Media costs associated with direct sales are included in sales and marketing costs. On international sales, margins are structured based on the distributor purchasing products by Letter of Credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within their territory, hence they are lower than margins from domestic retail sales. Gross margins for the year ended March 31, 2008 were $15,381,291, or 40.1% of revenues, as compared to $4,739,530 for the year ended March 31, 2007, representing 36.1% of revenues. Affecting gross margins for the year ended March 31, 2007, as discussed above, were airfreight costs of $490,000, reducing gross margins by 4%.  In the next twelve months, we anticipate establishing an additional distribution center in Indianapolis, Indiana which will enable savings in outbound freight costs. We also plan the introduction of several new models of AeroGardens which are expected to yield higher margins than the current models. The foregoing are anticipated to result in improved gross margins.

Sales and marketing costs for the year ended March 31, 2008 totaled $16,084,353 as compared to $7,117,613 for the year ended March 31, 2007, an increase $8,966,740, or 126.0%. Sales and marketing costs for the year ended March 31, 2008 and 2007 include all costs associated with the marketing, sales and distribution of our products and consist of the following:

	Year ended March 31,
	2008	2007
Advertising	$6,955,556	$2,125,111
Salaries and related expenses	3,541,337	2,036,104
Infomercial production costs	1,336,431	767,599
Sales commissions	1,104,241	556,531
Trade Shows	398,337	156,320
Telemarketing	538,875	168,572
Other	2,209,576	1,307,376
	$16,084,353	$7,117,613

Advertising is comprised of media costs for airing our infomercials and short form television commercials, printing and postage costs related to our internal catalogue production, and mailing and web media expenses for search and affiliate web marketing programs. We consider all of this direct-to-consumer media a key component of our marketing strategy in that it helps build awareness and therefore consumer demand for all channels of distribution, as well as generating revenues from direct-to-consumer sales and enhancing our user database for future sales opportunities. Salaries and related costs consist of salaries, payroll taxes, employee benefits and other payroll costs for our sales, customer service operations, graphics, and marketing departments. Infomercial production costs represent costs related to the development, production, editing and revision of our thirty-minute infomercial and short form, 0:60 and 1:20 second, television commercials. Sales commissions represent commissions paid to our sales representatives which range from 4% to 7% of collections from net sales.

General and administrative costs for the year ended March 31, 2008 totaled $6,084,728 as compared to $4,050,312 for the year ended March 31, 2007, an increase of $2,034,416, or 50.2%. Contributing to the increase in general and administrative costs was an increase of $480,000 in salary and wage related costs as we added additional executive and managerial staff to manage our growth, $226,000 in additional facility costs due to additional space requirements, $279,000 in additional depreciation expense related to our expansion of our IT infrastructure as well as tooling for new models of our AeroGardens, $185,000 in increased corporate governance and investor relations costs due in part to our listing on NASDAQ and $653,000 in additional bad debt expenses primarily as a result of a reserve established against approximately $500,000 in outstanding accounts receivable at March 31, 2008 from Linens ‘n Things, Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy code on May 2, 2008.

During the year ended March 31, 2008 we incurred $2,605,112 in research and development costs as compared to $2,113,255 for the year ended March 31, 2007, an increase of $491,887 or 23.3%. Research and development costs encompass the costs associated with our engineering staff whose function is the development of new AeroGarden models and technologies and our plant laboratories whose principal function is the research of new plant varieties that will grow well in our AeroGarden products as well as technologies such as improved lighting and nutrient formulation and delivery to enhance our products performance. The increase in research and development costs is primarily attributable to increased staffing for our plant labs.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of March 31, 2008, we had a cash balance of $1,559,792 as compared to a cash balance of $5,495,501 as of March 31, 2007.

On May 20, 2008, we entered into a Commitment for Credit Facility with FCC, LLC, d/b/a First Capital ("FCC") (the "FCC Commitment"), for a revolving credit facility in the amount of $12,000,000 (the "Revolving Credit Facility"). In consideration of FCC issuing the FCC Commitment, we paid FCC a commitment fee of $10,000. The Revolving Credit Facility will have a maturity date of two years, with one-year renewals thereafter. The Revolving Credit Facility will bear interest at a rate of prime plus 2%, with the interest rate adjusting to prime plus 1.5% as of January 1, 2009, and we are obligated to pay a minimum monthly interest that would have been earned on an outstanding principal amount of $3,000,000. Continued availability of the Revolving Credit Facility will also be subject to our compliance with customary financial and reporting covenants. The purpose of the Revolving Credit Facility is to pay off our current accounts receivable factoring facility and to provide additional working capital. As collateral for the Revolving Credit Facility, we will grant FCC a first priority security interest over all of our assets, including, but not limited to, accounts receivable, inventory, and equipment. On June __, 2008, the Revolving Credit Facility was finalized and became effective.

On May 19, 2008, AeroGrow and Jack J. Walker, one of our directors, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank (the "Business Loan Agreement") dated May 16, 2008, for a loan in the principal amount of $1,000,000 (the "First National Loan”). We have agreed, among other things, that while the Business Loan Agreement is in effect, we will not (without First National Bank's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000 and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of our assets (except as specifically allowed), or (iii) sell with recourse any of our accounts, except to First National Bank. In the event of a default under the First National Loan, at First National Bank's option, all indebtedness owed under the First National Loan will become immediately due and payable.

Pursuant to the terms of the First National Loan, we and Mr. Walker simultaneously entered into a promissory note (the "First National Note") in the principal amount of $1,000,000, at an initial interest rate of 5.5% with a maturity date of May 16, 2009. The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 16, 2009. The First National Note also provides for a minimum interest charge of $250.00, but otherwise may be prepaid at any time without penalty. In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.

On May 19, 2008, we also entered into a Loan Agreement and associated Promissory Note with WLoans, LLC, a Colorado limited liability company, ("WLLC") as lender, and Jack J. Walker, as co-borrower under the First National Loan (the "WLLC Loan Agreement"), providing for a loan up to a maximum of $1,500,000, for business purposes, at an annual interest rate of 12% (the "WLLC Loan"). Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other AeroGrow officers and directors. As a condition of the WLLC Loan, we must pay the WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, we must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly. If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009. Under the terms of the WLLC Loan Agreement, we will grant WLLC a security interest in all of our assets, subordinate to the security interests in such assets to be granted to FCC and First National Bank (each as described above). Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable. In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.

The WLLC Loan Agreement also sets forth the terms and conditions under which Mr. Walker agrees to act as Co-Borrower on the First National Loan (described above). In consideration for Mr. Walker's agreement to act as co-borrower, we agreed to: (i) pay to Mr. Walker a service fee of $50,000; (ii) allow Mr. Walker to purchase the First National Loan in the event of our default under the First National Loan and to repay Mr. Walker any amounts expended by Mr. Walker on the First National Loan, together with interest at an annual rate of 18%; and (iii) terminate and release Mr. Walker from any obligation under the First National Loan on the one year anniversary of the execution date of the First National Loan Agreement.

We anticipate our principal sources of liquidity during the next fiscal year ending March 31, 2009 will be proceeds from sales of our products and the debt facilities described above. We intend to use our working capital principally to purchase inventory, fund media advertising, fund product promotion, and trade show costs as well as support ongoing product development, overheads and operational costs. In the event retail and/or direct response sales accelerate more rapidly than currently anticipated, we would need to support this growth through additional asset-based or other debt financing or the raising of additional equity.

The following table presents selected financial information for each of the last two fiscal years and for the three month transitional period ended March 31, 2006:

			Three month transitional period ended
	Year Ended March 31,		March 31,
	2008	2007	2006
Cash and cash equivalents	$1,559,792	$5,495,501	$8,852,548

Cash provided by (used in) operating activities	(9,030,436)	(9,527,697)	(803,382)
Cash provided by (used in) investing activities	(1,145,160)	(746,065)	(103,131)
Cash provided by financing activities	6,239,887	6,916,715	8,809,935
Net increase (decrease) in cash and cash equivalents	$(3,935,709)	$(3,357,048)	$7,903,422

For the year ended March 31, 2008, cash used in operations was $9,030,436 as compared to cash used in operations for the year ended March 31, 2007 of $9,527,697. The principal use of cash in operations was the net loss.  Increases in all current assets exceeded offsetting increases in current liabilities by $933,665.

Cash used by investing activities totaled $1,145,160 for the year ended March 31, 2008, as compared to $746,065 used in investing activities for the year ended March 31, 2007. The principal use of cash in investing activities was the addition of $612,985 in tooling for our new products and $406,482 in new computers and office equipment. In addition, we purchased $105,000 in manufacturing and $206,000 in computer equipment and software related to the installation of a new computer network and an ERP accounting and purchasing system through a capitalized lease program that did not require the outlay of cash.

Cash provided by financing activities was $6,239,887 for the year ended March 31, 2008, as compared to cash provided by financing activities of $6,916,715 for the year ended March 31, 2007. Cash provided by financing activities included $4,433,272 from the issuance of common stock in a September 2007 offering, $987,500 of proceeds from exercise of warrants, and $835,000 from our accounts receivable factoring facility.

Off-Balance Sheet Arrangements

We have certain current commitments under capital leases and have not entered into any contacts for financial derivative such as futures, swaps, and options. We do not believe that these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. The following is a summary of these obligations as of March 31, 2008.

	Less than 1 year	1 -3 years	More than 3 years	Total

Capital Lease Obligations	$155,964	$140,042	$-	$296,006
Operating Leases	328,400	686,654	268,691	1,283,745

Totals:	$484,364	$826,696	$268,691	$1,579,751

See Notes 5 and 9 to our consolidated financial statements for additional information related to our capital and operating leases.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and short-term investments, the value of those investments. Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income. The interest payable to our accounts receivable factor is determined in part based on a variable interest rate of the prime rate and, therefore, is affected by changes in market interest rates. Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon. Total liabilities outstanding at March 31, 2008 under the line of credit and capital leases were approximately $1.7 million. Based on amounts borrowed as of March 31, 2008, we would have a resulting decline in future annual earnings and cash flows of approximately $17,000 for every 1% increase in prime lending rates.

Foreign Currency Exchange Risk

We transact business primarily in U.S. currency.  Although we purchase our products in U.S. dollars, the prices charged by our China factories are predicated upon their cost for components, labor, and overhead. Therefore, changes in the valuation of the U.S. dollar in relation to the Chinese currency may cause our manufacturers to raise prices of our products which could reduce our profit margins.

In future periods over the long term, we anticipate we will be exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary.

ITEM 8.  FINANCIAL STATEMENTS

Our financial statements appear in a separate section at the end of this Annual Report. Such information is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2006, we dismissed Hein & Associates LLP (“Hein”), the former accountants for Wentworth, the company which merged with and into AeroGrow, as our independent certified public accountants. The decision was approved by our Board of Directors. We are the “successor issuer” to Wentworth I, Inc. within the meaning of Rule 12(g)-3 under the Exchange Act and became a Section 12(g) reporting company under the Exchange Act.

The reports of Hein on Wentworth’s financial statements for the fiscal years ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to Wentworth’s ability to continue as a going concern.  During Wentworth’s fiscal year ended December 31, 2005, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein would have caused Hein to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years. Wentworth requested that Hein furnish it with a letter addressed to the SEC stating whether or not it agrees with Wentworth’s statements in this Item 4.01(a). A copy of the letter furnished by Hein in response to that request, dated February 27, 2006 which was filed as Exhibit 16.1 to the Form 8-K reporting the change.

Gordon, Hughes & Banks, LLP (“GHB”) has audited our financial statements annually since inception through March 31, 2008. At a shareholder’s meeting held on February 21, 2006, our shareholder’s ratified the appointment of GHB as auditors for fiscal year ending March 31, 2007. At a meeting held on November 16, 2007, the audit committee decided to engage GHB as the Company’s auditors for the year ended March 31, 2008. During the years ended December 31, 2005 and 2004, and the period from January 1, 2006 through March 31, 2008 there were no disagreements with GHB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHB, would have caused GHB to make reference to the subject matter of the disagreements in connection with its reports on the our financial statements. In addition, none of the events described in Item 304(a)(1)(iv) of Regulation S-K occurred during such periods.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of March 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure.  Internal control over financial reporting can also be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

 Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2008 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

Code of Ethics

We have a written code of ethics in place that applies to all our employees, including our principal executive officer, principal financial officer, and controller. A copy of our business code of conduct and ethics is available on our website: www.aerogrow.com. We are required to disclose any change to, or waiver from, our business code of conduct and ethics for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our business code of conduct and ethics as permitted by applicable SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROGROW INTERNATIONAL, INC.,
A NEVADA CORPORATION

By:	/s/ JERVIS B. PERKINS
Jervis B. Perkins
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Jervis B. Perkins with full power of substitution and full power to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of June 2008.

Signature	Title	Date

/s/ W. MICHAEL BISSONNETTE	Chairman of the Board	June 26, 2008
W. Michael Bissonnette

/s/ H. MACGREGOR CLARKE	Chief Financial Officer and Treasurer	June 26, 2008
H. MacGregor Clarke

/s/ GREY H. GIBBS	Controller and Chief Accounting Officer	June 26, 2008
Grey H. Gibbs

/s/ DENNIS CHANNER	Director	June 26, 2008
Dennis Channer

/s/ JACK J. WALKER	Director	June 26, 2008
Jack J. Walker

/s/ KENNETH LEUNG	Director	June 26, 2008
Kenneth Leung

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AeroGrow International, Inc.
Boulder, CO

We have audited the accompanying balance sheets of AeroGrow International, Inc. (the “Company”) as of March 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended March 31, 2008 and March 31, 2007, and the three month transitional period ended March 31, 2006.  AeroGrow International, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included  consideration of internal  control  over  financial  reporting  as a basis  for  designing  audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the  effectiveness  of the Company's  internal  control over  financial  reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended March 31, 2008 and March 31, 2007, and the three month transitional period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
June 10, 2008

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,559,792	$5,495,501
Restricted cash	86,676	84,363
Accounts receivable, net of allowance for doubtful accounts of $511,710 and $80,695 at March 31, 2008 and March 31, 2007, respectively	2,412,101	1,884,743
Other receivables	422,530	182,221
Inventory	4,688,444	3,940,614
Prepaid expenses and other	762,013	480,990
Total current assets	9,931,556	12,068,432
Property and equipment, net of accumulated depreciation of $816,804 and $322,405 at March 31, 2008 and March 31, 2007, respectively	1,830,646	909,496
Other assets
Intangible assets, net of $17,432 and $6,659 of accumulated amortization at March 31, 2008 and March 31, 2007, respectively	56,263	28,723
Deposits	101,164	35,155
	157,427	63,878
Total Assets	$11,919,629	$13,041,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion - capital lease obligations	$128,927	$-
Due to factor	1,480,150	645,151
Accounts payable	3,023,366	3,192,734
Accrued expenses	2,452,025	1,166,485
Customer deposits	232,200	-
Deferred rent	65,037	53,531
Total current liabilities	7,381,705	5,057,901
Capital lease obligations, less current portion	129,373	-
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 12,076,717 and 11,065,609 shares issued and outstanding at March 31, 2008 and March 31, 2007, respectively	12,076	11,065
Additional paid-in capital	44,024,559	37,765,003
Accumulated (deficit)	(39,628,084)	(29,792,163)
Total Stockholders' Equity	4,408,551	7,983,905

Total Liabilities and Stockholders' Equity	$11,919,629	$13,041,806

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

			Three month transitional period ended
	Years ended March 31,		March 31,
	2008	2007	2006
Revenue
Product sales, net	$38,356,676	$13,144,037	$35,245

Operating expenses
Cost of revenue	22,975,385	8,404,507	134,622
Research and development	2,605,112	2,113,255	978,539
Sales and marketing	16,084,353	7,117,613	2,548,583
General and administrative	6,084,728	4,050,312	2,010,907
Total operating expenses	47,749,578	21,685,687	5,672,651

Loss from operations	(9,392,902)	(8,541,650)	(5,637,406)

Other (income) expense, net
Interest (income)	(115,070)	(176,173)	(39,919)
Interest expense	558,089	356,594	1,813,278
Loss on modification of debt	-	-	132,578
Registration rights penalty	-	1,664,380	-
Total other (income) expense, net	443,019	1,844,801	1,905,937

Net loss	$(9,835,921)	$(10,386,451)	$(7,543,343)

Net loss per share, basic and diluted	$(0.84)	$(1.09)	$(0.84)

Weighted average number of common shares outstanding, basic and diluted	11,662,891	9,505,926	8,956,353

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common		Additional
	Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, January 1, 2006	5,578,740	$5,579	$11,741,388	$(11,862,369)	$(115,402)
Adjustment for error in prior year warrant exercise	2,000	2	(2)	-	-
Common stock issued in private placement	2,148,000	2,148	8,807,787	-	8,809,935
Common stock issued for conversion of convertible debentures	710,009	710	2,129,290	-	2,130,000
Common stock issued in exchange for stock of Wentorth I	580,136	580	(580)	-	-
Common stock issued under equity compensation plans	83,737	84	418,600	-	418,684
Stock options issued under equity compensation plans	-	-	3,315,840	-	3,315,840
Beneficial conversion value due to modification of the convertible debentures	-	-	900,758	-	900,758
Net (loss)			-	(7,543,343)	(7,543,343)
Balances, March 31, 2006	9,102,622	9,103	27,313,081	(19,405,712)	7,916,472
Common stock issued in private placements	1,166,760	1,167	6,199,147	-	6,200,314
Exercise of common stock warrants at $2.50	34,000	34	84,966	-	85,000
Exercise of common stock warrants at $6.25	5,000	5	31,245	-	31,250
Common stock issued upon conversion of convertible debt	240,006	240	839,760	-	840,000
Common stock issued under equity compensation plans	98,194	98	516,072	-	516,170
Common stock issued to landlord as rent	8,872	9	44,351	-	44,360
Common stock issued to public relations firm for services	11,354	11	56,759		56,770
Common stock issued in settlement of claim	6,858	7	40,455	-	40,462
Repurchase of common stock	(3,000)	(3)	(14,997)	-	(15,000)
Adjustment for error in warrant exercise	67	-	-	-	-
Stock options issued under equity compensation plans	-	-	560,859	-	560,859
Accretion of loss on modification of debt	-	-	119,319	-	119,319
Common stock issued for registration rights penalty	332,876	332	1,664,048	-	1,664,380
Mandatory redeemable common stock converted	62,000	62	309,938	-	310,000
Net (loss)	-	-	-	(10,386,451)	(10,386,451)
Balances, March 31, 2007	11,065,609	11,065	37,765,003	(29,792,163)	7,983,905
Common stock issued in private placements	800,000	800	4,432,572	-	4,433,372
Exercise of common stock warrants at $2.50	19,250	19	48,106	-	48,125
Exercise of common stock warrants at $5.00	20,000	20	99,980	-	100,000
Exercise of common stock warrants at $6.00	10,000	10	59,990	-	60,000
Exercise of common stock warrants at $6.25	125,500	126	779,249	-	779,375
Exercise of stock options	36,358	36	36,695	-	36,731
Warrants issued to consultants	-	-	92,065	-	92,065
Stock options issued under equity compensation plans	-	-	710,899	-	710,899
Net (loss)	-	-	-	(9,835,921)	(9,835,921)
Balances, March 31, 2008	12,076,717	$12,076	$44,024,559	$(39,628,084)	$4,408,551

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

			Three month transitional period ended
	Years Ended March 31,		March 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss)	$(9,835,921)	$(10,386,451)	$(7,543,343)
Adjustments to reconcile net (loss) to cash provided (used) by operations:
Common stock issued for registration rights penalty	-	1,664,380	-
Issuance of common stock and options under equity compensation plans	710,899	1,077,029	3,734,525
Issuance of common stock not under equity compensation plan	-	141,592	-
Issuance of warrants for services	92,065	-	-
Depreciation and amortization expense	505,171	225,949	41,514
Allowance for bad debt	431,015	80,695
Amortization of debt issuance costs	-	242,399	164,119
Amortization of convertible debentures, beneficial conversion feature	-	-	1,180,937
Interest expense from warrants issued with convertible debentures	-	-	414,522
Effects of variable accounting for modification of warrant terms	-	-	132,578
Change in assets and liabilities:
Decrease in subscriptions receivable	-	-	840,000
(Increase) in accounts receivable	(958,373)	(1,922,282)	(43,156)
(Increase) in other receivable	(240,309)	(182,221)	-
(Increase) in inventory	(747,830)	(3,747,668)	(173,466)
(Increase) in other current assets	(281,023)	(281,400)	(119,870)
(Increase) decrease in deposits	(66,009)	-	-
Increase (decrease) in accounts payable	(169,368)	2,705,260	290,634
Increase in accrued expenses	1,285,541	831,961	277,624
Increase (decrease) in customer deposits	232,200	(30,471)	-
Increase in deferred rent	11,506	53,531	- -
Net cash (used) by operating activities	(9,030,436)	(9,527,697)	(803,382)
Cash flows from investing activities:
Increase in restricted cash	(2,313)	(84,363)	-
Purchases of equipment	(1,104,534)	(649,087)	(100,771)
Patent expenses	(38,313)	(12,615)	(2,360)
Net cash (used) by investing activities	(1,145,160)	(746,065)	(103,131)
Cash flows from financing activities:
Increase in amount due to factor	834,999	645,151	-
Stock repurchase	-	(15,000)	-
Proceeds from issuance of common stock, net	4,433,372	6,200,314	8,809,935
Proceeds from exercise and issuance of warrants	987,500	116,250	-
Proceeds from the exercise of stock options	36,731	-	-
Principal payments on capital leases	(52,715)	-	-
Repayment of convertible debentures	-	(30,000)	-
Net cash provided by financing activities	6,239,887	6,916,715	8,809,935
Net increase (decrease) in cash	(3,935,709)	(3,357,047)	7,903,422
Cash, beginning of period	5,495,501	8,852,548	949,126
Cash, end of period	$1,559,792	$5,495,501	$8,852,548

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Year Ended		Three month transitional period ended
	March 31,	March 31,	March 31,
	2008	2007	2006
Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$560,731	$83,158	$32,700
Income taxes paid	$-	$-	$-
Purchase of equipment through assumption of capital lease obligations	$311,015	$-	$-
Accretion of debt modification	$-	$119,319	$13,249
Convertible debentures converted to common stock	$-	$840,000	$2,130,000
Conversion of mandatorily redeemable stock		$310,000

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Organization and Description of the Business

AeroGrow International, Inc. ("the Company") was incorporated in the State of Nevada on March 25, 2002.  On January 12, 2006, the Company and Wentworth I, Inc., a Delaware corporation (“Wentworth”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) which was consummated on February 24, 2006.  Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (“Merger”). The Merger, for accounting and financial reporting purposes, has been accounted for as an acquisition of Wentworth by the Company.  As such, the Company was the accounting acquirer in the Merger, and the historical financial statements of the Company will be the financial statements for the Company following the Merger.

The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. Prior to March 2006 when the Company commenced sales of its aeroponic garden systems, the Company was considered a Development Stage Enterprise in accordance with FAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” Today the Company manufactures, distributes and markets over eleven different models of its AeroGarden systems in multiple colors, as well as over 50 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue and direct-to-consumer sales in the United States as well as selected countries in Europe, Asia and Australia.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2008 and March 31, 2007.

Restricted Cash

The Company has secured activity related to its corporate credit card purchase account with a restricted money market account. The balances in this account as of March 31, 2008 and March 31, 2007 were $86,676 and $84,363, respectively.

Concentrations of Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution exceeded the $100,000 federally insured limit as of March 31, 2008 and March 31, 2007.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying values of all financial instruments approximate their fair value.

Customers:

The Company maintains a credit insurance policy on many of its trade accounts receivables. For the year ended March 31, 2008, the Company had one customer who represented 15% of the Company’s net product sales.  At March 31, 2008, the foregoing customer accounted for 12% of the total outstanding accounts receivable. In addition, at March 31, 2008, the Company had accounts receivable from one customer, Linens ‘n Things, Inc., totaling $502,088, representing 17.2% of the outstanding accounts receivables at March 31, 2008 before allowance for bad debts, and which amount was outstanding on May 2, 2008, when Linens ‘n Things, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In as much as this balance had been excluded from coverage under the Company’s credit insurance policy and supplemental credit coverage obtained by the Company had expired April 15, 2008, the Company has, as of March 31, 2008, reserved for and expensed $400,000 (80%) of the outstanding balance due from Linens ‘n Things, Inc. in determining its Allowance for Doubtful Accounts.

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

Suppliers:

For the year ended March 31, 2008, the Company purchased inventories and other inventory related items from two suppliers totaling $7,931,115 and $4,779,949, representing 35% and 21% of cost of sales, respectively.  For the year ended March 31, 2007, the Company purchased inventories and other inventory-related items from these two suppliers totaling $2,307,826 and $4,686,403, representing 27% and 56% of cost of sales, respectively.  During the three months ended March 31, 2006, the Company purchased inventory and other inventory related items from one supplier totaling $160,523. Although the Company believes alternate sources of manufacturing could be obtained, loss of any of these three suppliers could have an adverse impact on operations.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be  subject to political, currency, regulatory, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

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

Property and equipment consist of the following as of:
	March 31,	March 31,
	2008	2007
Manufacturing equipment and tooling	$1,616,946	$823,675
Computer equipment and software	476,576	131,625
Leasehold improvements	111,759	104,994
Other equipment	442,169	171,607
	2,647,450	1,231,901
Less: accumulated depreciation	(816,804)	(322,405)
Property and equipment, net	$1,830,646	$909,496

Depreciation expense for the year ended March 31, 2008, for the year ended March 31, 2007, and for the three months ended March 31, 2006 was $494,399, $220,362 and $40, respectively.

Intangible Assets

Intangible assets, to date, have consisted of the direct costs incurred for application fees and legal expenses associated with patents and trademarks on the Company's products.  The Company periodically reviews the recoverability from future operations using undiscounted cash flows.  To the extent carrying values exceed fair values, an impairment loss will be evaluated for possible recording.  The Company amortizes its patent and trademark costs on a straight line basis over their estimated useful life of 5 years.

Intangible assets consist of the following:

	March 31,	March 31,
	2008	2007
Patents	$36,257	$22,858
Trademarks	37,438	12,524
	73,695	35,382
Less: accumulated amortization	(17,432)	(6,659)
Intangible assets, net	$56,263	$28,723

Amortization expense for the year ended March 31, 2008, the year ended March 31, 2007 and for the three months ended March 31, 2006, was $10,772, $5,588 and $1,071, respectively.

Inventory

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs where the Company is the manufacturer are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”.  A majority of the Company’s products are manufactured overseas and are recorded at cost.

	March 31,	March 31,
	2008	2007
Finished goods	$3,669,693	$3,626,671
Raw materials	1,018,751	313,943
	$4,688,444	$3,940,614

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of March 31, 2008 and March 31, 2007, the Company determined that no inventory obsolescence reserve was required.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days. Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company also maintains a credit insurance policy which insures against losses from most retailer accounts. The Company's allowance estimate is based on a review of the current status of trade accounts receivable which resulted in an allowance of $511,710 and $80,695 at March 31, 2008  and March 31, 2007, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions and for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during  the previous six months. As of March 31, 2008 and March 31, 2007, the balance in this reserve account was $422,530 and $182,221, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising as incurred. These costs include actual advertising such as print, television, and radio advertisements which are expensed when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with the Statement of Position, SOP 93-7, “Reporting on Advertising Costs.” In accordance with SOP 93-7, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2008 and March 31, 2007, the Company had deferred $503,825 and $493,086, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2008, March 31, 2007 and for the three months ended March 31, 2006 were $6,955,555, $2,125,112 and $30,000, respectively.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognizing the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. The Company adopted SFAS No. 123R on January 1, 2006 and does not plan to restate financial statements for prior periods. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued under SFAS No. 123R. For the years ended March 31, 2008 , March 31, 2007 and the three month transition period ended March 31, 2006, equity compensation in the form of stock options and grants of restricted stock totaled $710,899, $1,077,029 and $3,734,525, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Year ended March 31, 2008	Year ended March 31, 2007	Three month transition period ended March 31, 2006
General and administrative	$225,730	$356,720	$1,332,540
Research and development	300,702	336,482	651,417
Sales and marketing	184,467	383,827	1,724,940
Cost of revenue	-	-	25,628
	$710,899	$1,077,029	$3,734,525

Income Taxes

In September 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on April 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date of April 1, 2007, the Company had no unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. It is reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any such change to be material.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. For the years ended March 31, 2008 and March 31, 2007, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $577,838 and $451,898 of revenue as of March 31, 2008 and March 31, 2007, respectively, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct sales to consumers because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. The Company also, as of March 31, 2008 and March 31, 2007, did not record $175,781 and $135,459, respectively, of product costs associated with the foregoing revenue in as much as the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $69,339 of revenue as of March 31, 2008 related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods. Deferred payments for these goods are charged to Customer Deposits. The Company has also deferred, as of March 31, 2008, recognition of $33,937 of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2008 and March 31, 2007, the Company had accrued $226,729 and $65,385 respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   The manufacturers of the Company’s products provide replacement parts for any defective components free of charge up to 2% of the total units purchased.  Based upon the foregoing, the Company has recorded as of March 31, 2008 and March 31, 2007 a provision for potential future warranty costs of $72,200 and $15,393, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of March 31, 2008 and March 31, 2007, the Company has recorded a reserve for customer returns of $674,120  and $238,569, respectively.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in product sales.

Deferred Rent

In July 2006, the Company entered into a facility lease with a term through January 2012, for its corporate offices in Boulder, Colorado.  At March 31, 2008 and March 31, 2007, the Company had recorded deferred rent related to this agreement in the amount of $65,037 and $53,531, respectively, based on the difference between rent expense recorded and the rent payment obligation.

Registration Rights Penalties

The holders of securities issued in the Company’s 2006 Offering and 2005 Offering (see Note 3) had registration rights for the common stock and for the common stock underlying the convertible debt and the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock were payable in common stock of the Company under certain circumstances and were limited to 1% of the amount of the outstanding convertible debt per 30-day period up to a maximum of 24% and 1% of the amount of the investment in the 2006 Offering up to a maximum of 18%. In each case, the amount was payable in shares of the Company’s common stock valued at a rate of $2.00 per share.  The Company elected to recognize the impact of such registration rights penalties as incurred, which commenced after July 23, 2006. The Company completed the registration of the foregoing securities on December 22, 2006 and recognized five months of penalty, resulting in the recording of 332,876 shares of common stock to be issued at a value of $5.00 for a total of $1,664,380.  On December 21, 2006, the FASB Financial Statement Publication (“FSP”) Emerging Issues Task Force (“EITF”) 00-19-2 that addresses the accrual and accounting for registration rights penalties became effective for all fiscal years beginning after December 15, 2006 and immediately for all new arrangements entered into after this date.  The Company adopted this FSP immediately for the year ended March 31, 2007.

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

Debt Issuance Costs

Debt issuance costs consist of consideration paid to third parties with respect to a $3.0 million debt financing in July 2005, including cash payments for legal fees and placement agent fees. Such costs are being deferred and were to be amortized over the term of the related debt, which was one year.  On February 24, 2006, $2,130,000 of the debt associated with these costs converted to 710,009 shares of common stock (See Note 3, Convertible Debentures).  The pro rata costs associated with the $2,130,000 which converted to common stock was expensed as interest as of the date converted. The amortization of the remaining debt issuance costs will be amortized over the remaining life of the debt.

Beneficial Conversion Feature of Debentures

In accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recognized the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into shares of common stock at a price per share that is less than the fair market value of the common stock on the day the loan is made to the Company. The beneficial value was calculated as the intrinsic value (the fair market value of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and the related accrued interest and was recorded as a discount to the related debt and an addition to additional paid in capital. The discount was subsequently amortized to interest expense over the remaining outstanding period of the related debt using the interest method.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities Exchange and Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect its adoption will have a material impact on our financial statements

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” ("SFAS 141(R)"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on its financial position, results of operations and cash flows and does not expect that the adoption will have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” ("SFAS 160") which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after January 1, 2009. The Company does not expect that the adoption will have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No.159,” The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157.” We will adopt SFAS 159 in the fiscal year beginning April 1, 2008. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

Note 2 – Merger and 2006 Private Placement

The Company entered into a Merger Agreement on January 12, 2006, with Wentworth I, Inc., a Delaware corporation. Wentworth was a non-operating entity without significant assets. Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (“Merger”). The Merger, for accounting and financial reporting purposes, has been accounted as an acquisition of Wentworth by the Company.

As a condition of the closing of the Merger Agreement, the Company was required to complete a private placement offering of its common stock shares and common stock warrants with gross proceeds of not less than $5 million (the “2006 Offering”). Under the terms of the Merger Agreement, the Company paid a financial advisory fee of $350,000 to Keating Securities, Wentworth’s financial advisor in the transaction.

The closing of the Merger Agreement occurred on February 24, 2006 and closings of the 2006 Offering occurred on February 24, 2006 and March 1, 2006. The Company received gross proceeds of $10,740,000 in the 2006 Offering from the sale of 2,148,000 units (“Unit(s)”); each Unit consisted of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $6.25 per share. The price per Unit in the 2006 Offering was $5.00. After commissions, expenses and the reverse merger fee payable to Keating Securities, the Company received net proceeds of $8,964,952 in the 2006 Offering. This offering required registration of the common stock issued and the shares of common stock underlying the warrants. Liquidated damages were payable to investors under the following circumstances: (a) if a registration statement was not filed by the Company on or prior to 45 days after the closing date (such an event, a “Filing Default”); (b) if the registration statement was not declared effective by the SEC on or prior to the 150th day after the Closing Date (such an event, an “Effectiveness Default”); and/or (c) if the Registration Statement (after its effectiveness date) ceases to be effective and available to investors for any continuous period that exceeds 30 days or for one or more periods that exceeds in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with a Filing Default and an Effectiveness Default, a “Registration Default”). In the event of a Registration Default, the Company was to pay as Liquidated Damages, for each 30-day period of a Registration Default, an amount equal to 1% of the aggregate purchase price paid by the investors  up to a maximum of 18% of the aggregate purchase price paid, provided that liquidation damages in respect of a Suspension Default were not payable in relation to any securities not owned by the investors at the time of the Suspension Default and, provided further, that no liquidated damages were due in respect of the warrants. In the event of a Filing Default or an Effectiveness Default, the Liquidated Damages were to be paid by the issuance of additional common stock at the rate of the amount of the liquidated damages due divided by $2.00. In the event of a Suspension Default, the liquidated damages were to be paid in cash. The Company filed the required Registration Statement within the 45 days pursuant to (a) above and completed the registration of the foregoing securities on December 22, 2006. Accordingly, for the year ended March 31, 2007, the Company recognized five months of penalty, resulting in the recording of 332,876 shares of common stock to be issued at a value of $5.00 for a total of $1,664,380, inclusive of 74,250 penalty shares issued to investors in the Company’s 2005 Offering (See Note 3).

Note 3 – Convertible Debentures

On May 27, 2005, the Company issued $3,000,000 of convertible debentures, through a private placement offering consisting of up to 300 units at an offering price of $10,000 per unit (the “2005 Offering”). Each unit was comprised of a convertible debenture evidenced by a 10% unsecured convertible promissory note in the principal amount of $10,000 (a total of $3,000,000), and 2,000 five-year warrants (a total of 600,000 warrants), each warrant providing for the purchase of one share of the Company's common stock at the exercise price of $5.01 per share. The Company received proceeds of $3,000,000 from this private placement less $419,471 in directly incurred debt issuance costs. In addition to the foregoing, for each share of common stock issuable upon conversion, each note holder received an additional five year warrant to purchase one share of common stock at an exercise price of $6.00 per share. The Company had agreed to registration rights related to both the shares underlying the convertible debt and the related warrants.  In the event the Company failed to fulfill its registration obligations the Company agreed to pay liquidated damages. For the year ended March 31, 2007, the Company recorded penalties for failing to meet the registration requirements with regard to the 2005 Offering through December 22, 2006, the effective date of the registration of the underlying shares, of 74,250 shares of common stock valued at $371,250.

In conjunction with the 2005 Offering, the Company recognized at the time of issuance $750,000 of beneficial conversion costs, representing the value of the beneficial conversion rights of the convertible debentures, determined by calculating the difference of the fair market value of the stock at the commitment date, or $5.00 per share, less the conversion exercise price of $4.00 times the number of shares to be issued upon conversion or 750,000 shares. This value was recorded as a discount to the convertible debentures and an addition to additional paid-in capital. This discount was completely amortized as interest expense over the term of the convertible debentures which were originally due, if not converted, by June 30, 2006.

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

Prior to the closings of the Merger and the 2006 Offering but contingent upon their successful completion, in February 2006, the Company entered into agreements with the convertible debt holders of the 2005 Offering whereby certain debt holders converted $2,130,000 of their outstanding debt obligations into common stock of the Company at a conversion price of $3.00 per share and certain other debt holders agreed to extend the maturity dates of $840,000 of debt obligations from June 30, 2006 to December 31, 2006. The $2,130,000 of debt that converted immediately resulted in additional beneficial conversion expense of $887,500 to account for the additional fair value attributed to the additional shares of common stock that were issued as a result of the change in the conversion price to $3 per share from the original conversion price of $4 per share. The fair value of the foregoing additional shares was based upon a price of $5.00 per share. The converting note holders also were issued, pursuant to the terms of the original note offering, five-year warrants to purchase 426,000 shares of the Company’s common stock at an exercise price of $6.00 per share. With respect to the $840,000 of convertible debentures that were modified by extension of the due date from June 30, 2006 to December 31, 2006 and modification of the embedded conversion feature from a conversion price of $4.00 per share to a conversion price of $3.50 per share, based on the significant change in the terms of these $840,000 in debentures, the original debt was deemed extinguished and a debt extinguishment loss was recognized. This loss was based on the fair value of the new debt instrument in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments and EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.”  The Company recognized a loss on extinguishment of debt of $132,578. This loss was determined by calculating the change in net present value of the cash flows from the convertible debt, inclusive of the change in the embedded conversion feature determined by comparing the fair value of the conversion option immediately following such modification with its fair value immediately prior to the modification. This loss was recorded as of February 2006 with a corresponding increase in fair value of the modified convertible debenture balance and is being amortized over the remaining term of these debentures to additional paid in capital. As of December 31, 2006, the Company has accreted $132,578 of the recognized loss on extinguishment of debt to additional paid in capital.  Of the original amount of $3,000,000 in convertible debentures disclosed as outstanding as of December 31, 2005, $2,130,000 converted to common stock in February 2006, $30,000 was repaid in June 2006 and $840,000 converted to common stock in March 2007.

The holders of securities issued in the private placement offering and the convertible debt offering had registration rights under the common stock and for the common stock underlying the warrants held by them. Liquidated damages for failure to register and maintain registration for the common stock and for the common stock underlying the warrants held by investors were payable  under certain circumstances The Company completed the registration on December 22, 2006 which was five months beyond the required registration requirement. Accordingly, the Company recognized five months of penalty and issued 74,250 penalty shares of common stock in January 2007 to investors in the Company’s 2005 Offering aggregating a total charge to expense of $371,250.

Note 4 – Due to Factor

On February 9, 2007, the Company entered into an agreement with Benefactor Funding Corp. (“Benefactor”) whereby Benefactor agreed to factor the company’s retail accounts receivable invoices. The term of the agreement is for one year but can be terminated by the Company with 60 days written notice. In accordance with the terms of the agreement, Benefactor will purchase the invoices that it approves for an initial payment of 85% of the amount of the invoice with the remaining 15% paid upon collection less any deductions from the customer. Benefactor charges a commission of 1 ¼% of the gross amount of the invoice and a maintenance fee equal to an annual rate of prime plus 3%, prime being determined by Benefactor based upon either the prime rate published by Benefactor Funding Corp.’s bank or the Wall Street Journal, (8.25% at March 31, 2008) charged on a daily basis for the unpaid invoice amounts outstanding. The Company has agreed, beginning May 2007, to factor with Benefactor a minimum of $800,000 of invoices monthly. The Company is responsible for any invoices which are unpaid after 91 days or are subject to other defaults by the customer and this obligation is secured by the Company with a security interest granted to Benefactor on all assets. As of March 31, 2008, Benefactor had advanced the Company $1,480,150 against invoices totaling $1,915,815. As of March 31, 2007, Benefactor had advanced the Company $645,151 against invoices totaling $764,338. Fees paid to Benefactor for interest, discounts and other services for the year ended March 31, 2008 and March 31, 2007 totaled $503,164 and $39,556, respectively.  The receivables are considered recourse and are presented at gross value in the accompanying balance sheets.

On April 16, 2008, the Company gave notice to Benefactor of its intent to terminate the facility.  The facility was terminated on June 24, 2008.

Note 5 - Capital Lease Obligations

The Company has capitalized lease obligations for computer equipment, licensed software, and factory equipment due on various dates through November 2010 of $296,006 as of March 31, 2008. The interest rates range from 12% to 15% per annum. These lease obligations are collateralized by the related assets with a net book value of $269,614 as of March 31, 2008. In addition, recorded in deposits, is a security deposit of $48,180 which will be released upon the Company achieving certain financial requirements. The leases also required $21,465 in prepaid rents.

Maturities of capital lease obligations as of March 31, 2008, are as follows:

Year ended March 31, 2009	$155,964
Year ended March 31, 2010	107,239
Year ended March 31, 2011	32,803
Total minimum lease payments	296,006
Less - amount related to interest	(37,706)
Principal portion of future obligations	258,300
Less - current portion	(128,927)
$129,373

The following table summarizes the assets recorded in property and equipment that were acquired under the capital leases as of March 31, 2008:

Class of property
Computer equipment	$58,618
Factory equipment	101,985
Software	150,412
311,015
Accumulated depreciation	(41,401)
Net book value	$269,614

Note 6 – Equity Compensation Plans

In 2003, the Company's Board of Directors approved a Stock Option Plan (the “2003 Plan”) pursuant to which nonqualified stock options are reserved for issuance to eligible employees, consultants and directors of the Company.  The 2003 Plan was administered by the Board of Directors, which had the authority to select the individuals to whom awards were to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award.  The Company has granted nonqualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $0.01 to $5.90 per share.  In August 2005, the 2003 Plan was merged into the 2005 Equity Compensation Plan and it no longer separately exists. However, options issued and outstanding under the 2003 Plan continue to be governed by the original grant agreements but are administered under the 2005 Equity Compensation Plan.

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

For the years ended March 31, 2008 and March 31, 2007 and three months March 31, 2006, respectively, the Company granted 272,911, 222,131 and 888,153 options to purchase the Company’s common stock at exercise prices ranging from $4.74 to $5.90 per share under the 2005 Plan as follows:

	Year ended March 31, 2008	Year ended March 31, 2007	Three month transition period ended March 31, 2006
Employees	272,911	170,131	810,700
Consultants	-	17,000	40,000
Directors	-	35,000	37,453
	272,911	222,131	888,153

In November 2007, the Board of Directors of the Company approved a resolution authorizing that an increase of 1.0 million shares in the 2005 Plan be submitted as a matter to be voted on by the shareholders of the Company at the next annual shareholders meeting and that all grants of options in excess of the 1,505,000 shares allowable pursuant to the current 2005 Plan be issued subject to such shareholder approval. Included in the options granted for the year ended March 31, 2008 are 221,063 options which exceed the current 1,505,000 shares eligible to be issued under the 2005 Plan.

For the option grants issued during the three month transition period ended March 31, 2006 and through December 31, 2006, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 129.67%; risk free interest rate of 5%; and average lives of 4 years resulting in a value of $4.12 per option granted. In March 2007, in as much as the Company’s stock had begun trading in the public market but trading history was limited, the Company reviewed the assumptions utilized for the volatility rate, researching companies within the consumer products category with comparable market capitalizations, comparable per share prices and with a minimum of five years of trading history, the length of time the options are exercisable. Accordingly, for the options granted for the period January 1, 2007 through December 31, 2007, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 5%; and average lives of 3 years resulting in a value of $2.28 per option granted based upon a market value of $5.90 per share on the date of grant. The foregoing assumptions were re-evaluated in March 2008 using the same comparison companies and researching additional companies with similar characteristics. Accordingly, for the options granted for the period January 1, 2008 through March 31, 2008, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 61.0%; risk free interest rate of 5%; and average lives of 3 years resulting in values of $2.12 to $2.61 per option granted based upon market values on the date of grant.  As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), the net loss for the year ended March 31, 2008, March 31, 2007 and the three month transition period ended March 31, 2006, was increased by $710,899, $560,859 and $3,315,840, respectively.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
				Weighted-
	Options	Low	High	Average
Balance outstanding at January 1, 2006	233,270	$0.01	$5.00	$2.34
Granted	888,153	$5.00	$5.00	$5.00
Exercised	-	$0.00	$0.00	$0.00
Forfeited	(4,154)	$5.00	$5.00	$5.00
Balance at March 31, 2006	1,117,269	$0.01	$5.00	$4.44
Granted	222,131	$5.00	$5.90	$5.24
Exercised	-	$0.00	$0.00	$0.00
Forfeited	(2,040)	$0.00	$0.00	$5.00
Balance at March 31, 2007	1,337,360	$0.01	$5.00	$4.58
Granted	272,911	$4.74	$5.85	$5.15
Exercised	(36,358)	$0.00	$5.00	$1.66
Forfeited	(19,962)	$2.50	$5.00	$3.63
Balance at March 31,2008	1,553,951	$0.01	$5.90	$4.46

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2008 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	8,295	1.16	$0.12		8,295	2.57	$0.12
Over $0.50 to $2.50	110,618	0.84	$1.63		110,618	2.58	$1.63
Over $5.00 to $5.50	1,341,404	3.33	$5.00		1,179,939	3.22	$5.00
Over $5.50	93,634	4.28	$5.90		53,670	5.00	$5.90
	1,553,951	3.20	$4.46	$ 417,437	1,352,523	3.05	$4.46	$ 417,437

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day (March 30, 2008) of the period presented. For the year ended March 31, 2008, 36,358 options to purchase the Company’s common stock were exercised under the plan resulting in $36,731 in proceeds to the Company.

At March 31, 2008 the Company has granted options for 201,428 shares of the Company’s common stock that are unvested that will result in $463,903 of compensation expense in future periods if fully vested.

In addition to option grants, during the years ended March 31, 2008 and March 31, 2007 and the three month transition period ended March 31, 2006, the Company granted and issued under the 2005 Equity Compensation Plan a total of 98,194, 83,737 and 157,192 shares, respectively, of common stock at $5.00 to $5.90 per share to employees, consultants and directors for services provided.  Other than grants in March 2007, which were valued at market on the date of grant, the fair value of these shares was determined based upon sales of common stock in private transactions prior to the services being provided as follows:

	Year ended March 31, 2008		Year ended March 31, 2007		Three Months ended March 31, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
Employees	-	$-	28,044	$140,220	34,000	$170,000
Consultants	-	-	49,150	257,450	39,737	198,685
Directors	-	-	21,000	118,500	10,000	50,000
	-	$-	98,194	$516,170	83,737	$418,685

Note 7 – Income Taxes

In September 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on April 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date of April 1, 2007, the Company had no unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. It is reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any such change to be material.

The Company is subject to U.S. federal income tax as well as income tax of several state jurisdictions including primarily Colorado and California. With few exceptions, the Company is no longer subject to U. S. federal, state, and local income tax examinations by tax authorities for the years before 2004 for federal and 2003 for state returns.    Some federal and state income tax returns for 2003 through 2007 were or will be filed on a delinquent basis to the applicable jurisdictions.

The Company did not record any provision for federal and state income taxes for the year ended March 31, 2008, March 31, 2007 and the three months ended March 31, 2006.  Variations from the federal statutory rate are as follows:

	Year ended March 31, 2008	Year ended March 31, 2007	Three month transition period ended March 31, 2006
Expected income tax benefit at
the statutory rate of 34%	$3,667,285	$4,083,171	$2,179,733
Net operating (loss) carryforward	(3,667,285)	(4,083,171)	(2,179,733)
Net tax expense	$-	$-	$-

Deferred income tax assets result from federal and state operating loss carryforwards in the amounts of $10,402,418 as of March 31, 2006, $8,895,243 for the year ended March 31, 2007 and $7,805,801 for the year ended March 31, 2008. The loss carry forwards will begin to expire in 2021.  At March 31, 2008, March 31, 2007 and March 31, 2006, the Company had research and development tax credit carryforwards of $448,892, $362,672 and $118,285, respectively, which will begin to expire in 2021.

Net deferred tax assets consist of the following as of:

	Year ended March 31, 2008	Year ended March 31, 2007	Three month transition period ended March 31, 2006
Tax effect of net operating loss carryforwards	$10,470,067	$7,454,687	$4,021,104
Tax effect of employee equity compensation	1,684,483	1,374,298	1,157,638
Tax effect of other temporary differences	421,693	166,194	(22,348)
Research and development tax credit	448,892	362,672	118,285
Less valuation allowance	(13,025,136)	(9,357,850)	(5,274,679)
Net deferred tax assets	$-	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized.  The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances equal to the entire balance of the deferred tax assets are necessary.  In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on our ability to utilize our existing tax loss and tax credit carry forwards.  The Company did incur such a change in ownership effective in the fourth quarter of 2004.  The result of the section 382 limitation was that the NOL carryover from 2004 and previous years was limited to $1,042,501.  At this time the Company does not anticipate a Section 383 limitation as a result of this ownership change.

Note 8 – Related Party Transactions

During the years ended March 31, 2008, March 31, 2007 and the three month transition period ended March 31, 2006, the Company paid $24,000, $44,472 and $24,000, respectively, to a director for legal services.

During the three-month transition period ended March 31, 2006, the Company paid $12,500 to a director for consulting fees in connection with a corporate presentation given in conjunction with its private placement in February 2006.

During the year ended March 31, 2007, the Company paid consulting fees totaling $81,238 to one of its directors who resigned on April 16, 2007, for services related to the development of an international channel of distribution for the Company’s products and other consulting services.

Also, during the years ended March 31, 2008 and March 31, 2007, the Company incurred fees totaling $771,102 and $640,186, respectively, for various video and web projects, including production of the Company’s infomercial to promote its products, to MedEd Architects LLC a video production company owned 33% by the Company’s Chief Marketing Officer. During the three month transition period ended March 31, 2006, the Company incurred $131,894 in expenses to MedEd Architects, LLC for video production, printing, duplication, and web design.

During the year ended March 31, 2008, the Company paid fees totaling $20,000 to one of its directors for services provided to the Board of Directors in connection with the hiring and company integration of a new chief executive officer.

Note 9 – Commitments

On July 27, 2006 the Company entered into a lease with Pawnee Properties, LLC to consolidate its operations, other than its seed kit manufacturing operations, into a 21,012 square foot office space at 6075 Longbow Drive, Boulder, Colorado 80301, commencing December 1, 2006.  The initial rent of $15,759 per month increased to $17,510 per month as of February 1, 2008, plus the Company’s proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

Future cash payments under such operating lease for the upcoming five years are as follows:

Year Ended	Rent
March 31, 2009	328,400
March 31, 2010	341,970
March 31, 2011	344,684
March 31, 2012	268,691
$1,283,745

Rent expense for the years ended March 31, 2008, March 31, 2007 and for the three months ended March 31, 2006, was $432,338, $348,454 and $33,458, respectively.

Note 10 – Stockholders’ Equity

During the three-month transition period ended March 31, 2006, the Company issued 2,148,000 shares of common stock valued at $5.00 per unit (each unit included one share and one warrant to purchase a share of common stock at an exercise price of $7.50 per share ) in a private placement (Note 2 – Merger and 2006 Private Placement).

During the three month transition period ended March 31, 2006, the Company issued 710,009 shares of common stock valued at $5.00 per share and five year warrants issuable upon conversion with an exercise price of $6.00 per share in exchange for conversion of convertible debentures (Note 3 – Convertible Debentures).

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

During the year ended March 31, 2007, the Company issued 6,858 shares of stock to an unrelated third-party in settlement of a claim from its previous parent company and recorded $40,462 as additional general and administrative expense.

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

In September 2007, the Company completed a private offering in which it sold an aggregate of 800,000 shares of common stock and warrants to purchase 800,000 shares of common stock at an exercise price of $8.00 per share in the form of units consisting of one share of common stock and one warrant per unit, (the “September 2007 Offering”). The units were sold at a per unit price of $6.25. Upon closing of offering, the Company received gross proceeds of $5,000,000, less a placement agent fee in the amount of $400,000 and approximately $170,000 in other expenses related to the offering. In addition, the Company issued warrants to purchase 80,000 shares of common stock at an exercise price of $8.25 per share to the placement agent of this offering.

During the year ended March 31, 2008, the Company received proceeds, net of $5,000 in expenses, of $987,500 from the exercise of warrants to purchase 174,750 shares of the Company’s common stock at prices ranging from $2.50 to $6.25 per share.

On August 1, 2007, the Company entered into an agreement with an investor relations firm that included a grant of a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.96, the closing market price as of the date of the agreement. The warrants will vest monthly over a one year period unless the agreement is terminated. The Company used the following weighted average assumptions for valuation of the warrants issued: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 6%; and average lives of three years, resulting in a total value of $138,023 to be recognized monthly over the twelve month period. As of March 31, 2008, the Company had recognized $92,065 of this expense.

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $.001 par value.    As of March 31, 2008,  no shares of preferred stock have been issued.

A summary of the Company’s warrant activity for the period from December 31, 2006 through March 31, 2008 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, January 1, 2006	1,552,858	$8.64
Granted	2,962,800	6.20
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2006	4,515,658	7.04
Granted	1,283,436	7.57
Exercised	(39,000)	2.98
Expired	(36,000)	3.08
Outstanding, March 31, 2007	5,724,094	7.21
Granted	930,000	7.97
Exercised	(174,750)	5.68
Expired	(784,608)	12.46
Outstanding, March 31, 2008	5,694,736	$6.66	$ 4,900

As of March 31, 2008, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life (Yrs)
10,000	$2.50	0.07
15,000	$5.00	0.10
580,000	$5.01	2.45
644,000	$6.00	3.62
2,232,300	$6.25	2.90
50,000	$6.96	4.33
1,283,436	$7.57	3.99
800,000	$8.00	6.42
80,000	$8.25	6.42
5,694,736	$6.66	2.53

Note 11 – Unaudited Quarterly Condensed Financial Information

	FISCAL YEAR ENDED MARCH 31, 2008

	Quarter Ended
	30-Jun-07	30-Sep-07	31-Dec-07	31-Mar-08	Fiscal Year
Total Revenue	$6,278,685	$6,283,645	$14,637,742	$11,156,604	$38,356,676
Operating expenses

Cost of revenue	3,575,276	3,765,376	8,938,857	6,695,876	22,975,385
Research and development	521,819	628,542	682,453	772,298	2,605,112
Sales and marketing	2,920,987	3,156,414	4,997,801	5,009,151	16,084,353
General and administrative	1,255,008	982,181	1,471,364	2,376,175	6,084,728
Total operating expenses	8,273,090	8,532,513	16,090,475	14,853,500	47,749,578

Other (income) expense, net	28,325	90,394	203,154	121,146	443,019

Net Loss	$(2,022,730)	$(2,339,262)	$(1,655,887)	$(3,818,042)	$(9,835,921)

Net loss per share, basic and diluted	$(0.18)	$(0.20)	$(0.13)	$(0.32)	$(0.84)

	FISCAL YEAR ENDED MARCH 31, 2007

	Quarter Ended
	30-Jun-06	30-Sep-06	31-Dec-06	31-Mar-07	Fiscal Year
Total Revenue	$821,938	$1,030,316	$4,857,604	$6,434,179	$13,144,037
Operating expenses

Cost of revenue	675,695	827,165	3,282,291	3,619,356	8,404,507
Research and development	434,931	409,453	700,111	568,760	2,113,255
Sales and marketing	960,474	1,359,797	1,965,578	2,831,764	7,117,613
General and administrative	856,040	773,362	1,042,537	1,378,373	4,050,312
Total operating expenses	2,927,140	3,369,777	6,990,517	8,398,253	21,685,686

Other (income) expense, net	17,687	1,069,305	725,325	32,484	1,844,801

Net Loss	$(2,122,889)	$(3,408,766)	$(2,858,238)	$(1,996,558)	$(10,386,451)

Net loss per share, basic and diluted	$(0.23)	$(0.37)	$(0.30)	$(0.19)	$(1.09)

Note 12 – Subsequent Events (Unaudited)

On May 20, 2008, the Company entered into a Commitment for Credit Facility with FCC, LLC, d/b/a First Capital ("FCC") (the "FCC Commitment"), for a revolving credit facility in the amount of $12,000,000 (the "Revolving Credit Facility"). In consideration of FCC issuing the FCC Commitment, the Company paid FCC a commitment fee of $10,000. The Revolving Credit Facility will have a maturity date of two years, with one-year renewals thereafter. The Revolving Credit Facility will bear interest at a rate of prime plus 2%, with the interest rate adjusting to prime plus 1.5% as of January 1, 2009, and the Company is obligated to pay a minimum monthly interest that would have been earned on an outstanding principal amount of $3,000,000. Continued availability of the Revolving Credit Facility will also be subject to the Company’s compliance with customary financial covenants relating to minimum tangible net worth, debt to tangible net worth ratios and minimum earnings to debt service ratios. The purpose of the Revolving Credit Facility is to pay off the Company's current accounts receivable factoring facility with Benefactor and to provide additional working capital. As collateral for the Revolving Credit Facility, the Company will grant FCC a first priority security interest in all of its assets, including, but not limited to, accounts receivable, inventory, and equipment. On June 24, 2008, the Revolving Credit Facility was finalized and became effective.

On May 19, 2008, the Company, together with Jack J. Walker, a director of the Company, entered into a Business Loan Agreement with First National Bank (the "Business Loan Agreement") dated May 16, 2008, for a loan in the principal amount of $1,000,000 (the "First National Loan") with the Company and Mr. Walker as co-borrowers. The Company has further agreed, among other things, that while the Business Loan Agreement is in effect, it will not (without First National Bank's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000 and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of Borrower's assets (except as specifically allowed), or (iii) sell with recourse any of Borrower's accounts, except to First National Bank. In the event of a default under the First National Loan, at First National Bank's option, all indebtedness owed under the First National Loan will become immediately due and payable.

Pursuant to the terms of the First National Loan, the Company and Mr. Walker simultaneously entered into a promissory note (the "First National Note"), wherein they jointly and severally promise to pay to First National Bank the principal amount of $1,000,000, at an initial interest rate of 5.5% with a maturity date of May 16, 2009. The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 16, 2009. The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty. In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.

In connection with the First National Loan, Mr. Walker as pledgor and the Company as co-borrower entered into a Commercial Pledge Agreement, wherein Mr. Walker granted First National Bank a security interest in a certain investment account in his name, as collateral for the First National Loan. Upon execution of definitive agreements for the Revolving Credit Facility with FCC, it is anticipated that the Company will enter into a new security agreement with First National Bank, subordinate to FCC's security interest, substituting collateral of the Company for the collateral of Jack J. Walker covered by the Commercial Pledge Agreement.

On May 19, 2008, the Company entered into a Loan Agreement and associated Promissory Note with WLoans, LLC, a Colorado limited liability company ("WLLC") as lender, and Jack J. Walker as co-borrower, under the First National Loan, (the "WLLC Loan Agreement") providing for a loan up to a maximum of One Million Five Hundred Thousand Dollars ($1,500,000), for business purposes, at an annual interest rate of 12% (the "WLLC Loan"). Jack J. Walker, a director of the Company, is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company. As a condition of the WLLC Loan, the Company must pay the WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly. If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009. Under the terms of the WLLC Loan Agreement, the Company will grant WLLC a security interest in all of its assets, subordinate to the security interest in such assets to be granted to FCC and First National Bank (each as described above). Further, in the event the Company receives any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable. In the event of any default under the WLLC Loan Agreement, the WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.

The WLLC Loan Agreement also sets forth the terms and conditions under which Jack J. Walker agrees to act as Co-Borrower on the First National Loan (described above). In consideration for Mr. Walker's agreement to act as co-borrower, the Company agreed to: (i) pay to Mr. Walker a service fee of $50,000; (ii) allow Mr. Walker to purchase the First National Loan in the event of the Company's default under the First National Loan and to repay Mr. Walker any amounts expended by Mr. Walker on the First National Loan, together with interest at an annual rate of 18%; and (iii) terminate and release Mr. Walker from any obligation under the First National Loan on the one year anniversary of the execution date of the First National Loan Agreement.

On May 29, 2008, the Company entered into a sub-lease with Coleman Cable, Inc. to secure approximately 90,000 square feet of warehouse and distribution space in Indianapolis, IN.   The space will be occupied in July 2008 and will be utilized to handle fulfillment and shipping operations in support of distribution to the Company’s eastern and mid-western customers, which represent approximately 70% of the total customer base. The rent during the term of the sub-lease is $15,895 per month on a gross basis.   The term of the sub-lease continues until February 11, 2011, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.2	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.3	Certificate of Amendment to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.4	Certificate of Change to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.6	Amended Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed March 7, 2006)

4.2	Form of 2005 Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed March 7, 2006)

4.3	Form of 2006 Warrant (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed March 7, 2006)

4.4	Form of 10% Convertible Note (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K, filed March 7, 2006)

4.5	Form of $10.00 Redeemable Warrant (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed March 7, 2006)

4.6	Form of $15.00 Redeemable Warrant (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed March 7, 2006)

4.7	Form of Conversion Warrant (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed March 7, 2006)

4.8	Form of 2005 Placement Agent Warrant (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed March 7, 2006)

4.9	Form of 2006 Placement Agent Warrant (incorporated by reference to Exhibit 4.9 of our Current Report on Form 8-K, filed March 7, 2006)

4.10	Form of $2.50 Warrant (incorporated by reference to Exhibit 4.10 of our Current Report on Form 8-K, filed March 7, 2006)

4.11	Form of $5.00 Warrant (incorporated by reference to Exhibit 4.11 of our Current Report on Form 8-K, filed March 7, 2006)

4.12	Form of Convertible Note Modification Agreement (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

4.13	Form of 2007 March Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed March 16, 2007)

4.14	Form of 2007 March Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed March 16, 2007)

4.15	Form of 2007 March Offering Second Tranche Investor Warrant (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-KSB, filed June 29, 2007)

4.16	Form of 2007 March Offering Second Tranche Agent Warrant (incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-KSB, filed June 29, 2007)

4.17	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.18	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)

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

10.22
Form of Subscription Agreement relating to offering consummated February 24, 2006 for the sale of common stock and warrants (incorporated by reference to Exhibit 10.22 of our Current Report on Form 8-K, filed March 7, 2006)

10.23	Employment Agreement between AeroGrow and W. Michael Bissonnette (incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K, filed March 7, 2006)

10.24	Employment Agreement between AeroGrow and Mitchell Rubin (incorporated by reference to Exhibit 10.24 of our Current Report on Form 8-K, filed March 7, 2006)

10.25	Employment Agreement between AeroGrow and Jeff Brainard (incorporated by reference to Exhibit 10.25 of our Current Report on Form 8-K/A, filed May 16, 2006)

10.26	Employment Agreement between AeroGrow and Randal Seffren, dated July 24, 2006 (incorporated by reference to Exhibit 10.26 of our Current Report on Form 8-K, filed July 27, 2006)

10.27	Waiver and Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference to Exhibit 10.26 our Current Report on Form 8-K/A-2, filed November 16, 2006)

10.28	Lease Agreement with Pawnee Properties, LLC (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K, filed August 2, 2006)

10.29
Registration Rights Agreement dated as of March 12, 2007, by and between AeroGrow International, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed March 16, 2007)

10.30	Product Supply Agreement between AeroGrow and Global Infomercial Services, Inc., dated May 30, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed June 4, 2007)

10.31	Registration Rights Agreement dated as of March 30, 2007, by and between AeroGrow International, Inc. and the other parties thereto.

10.32
Registration Rights Agreement, dated as of September 4, 2007, by and between AeroGrow International, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed September 5, 2007)

10.33
Letter Agreement between AeroGrow International, Inc. and Jervis B. Perkins dated November 12, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed November 11, 2007)

10.34	Employment Agreement between the Company and Jervis B. Perkins, effective March 1, 2008*

10.35
Commitment for Credit Facility by and between the Company and FCC, LLC, d/b/a First Capital, dated May 20, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed May 23, 2008)

10.36
Business Loan Agreement by and between the Company, Jack J. Walker and First National Bank, dated May 16, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed May 23, 2008)

10.37	Promissory Note made by the Company and Jack J. Walker, dated May 16, 2008 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed May 23, 2008)

10.38
Commercial Pledge Agreement by and between the Company, Jack J. Walker and First National Bank, dated May 16, 2008 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed May 23, 2008)

10.39	Loan Agreement by and between the Company, Jack J. Walker, and WLoans, LLC, dated May 19, 2008 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed May 23, 2008)

10.40	Promissory Note made by the Company, dated May 19, 2008 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed May 23, 2008)

10.41	Letter Agreement between the Company and H. MacGregor (Greg) Clarke, dated May 21, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed May 28, 2008)

23.1	Consent of Independent Registered Public Accounting Firm*

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith