Form 10-K/A
period 2008-03-31
AeroGrow International, Inc.
filed 2008-07-29
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission File No.)  000-50888

AEROGROW INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	46-0510685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6075 Longbow Drive	80301
Suite 200	(Zip Code)
Boulder, Colorado
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock, $.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

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

As of July 24, 2008, there were 12,115,992 shares of our common stock outstanding.

Page

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	14
EX-31.1
EX-31.2
EX-32.1
EX 32.2

As used herein, the terms “AeroGrow,” “the Company,” “we,” “us,” and “our,” refer to AeroGrow International, Inc.

EXPLANATORY NOTE

On June 26, 2008, we filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (such fiscal year, “Fiscal 2008,” and such report, the “Original Annual Report”), with the Securities and Exchange Commission (the “SEC”) with the expectation that we would file a definitive proxy statement for our 2008 annual meeting of shareholders within 120 days of Fiscal 2008 (the “Proposed Proxy Statement”).  In anticipation of filing the Proposed Proxy Statement, we incorporated by reference to the Proposed Proxy Statement the information required by Items 10, 11, 12, 13, and 14 of the Original Annual Report.  Because we no longer intend to file the Proposed Proxy Statement within 120 days of Fiscal 2008, we are filing this Annual Report on Form 10-K/A (the “Form 10-K/A”).

Except as discussed in those items, we have not modified or updated the disclosure presented in the Original Annual Report.  This Form 10-K/A does not reflect events that have occurred after the filing of the Original Annual Report or modify or update disclosures presented in the Original Annual Report affected by subsequent events.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the date of the filing of the Original Annual Report.

 In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

NOTE CONCERNING FORWARD-LOOKING INFORMATION

In addition to historical information, our Annual Report (our Original Annual Report as amended by this Form 10-K/A) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in our Annual Report involve known and unknown risks, uncertainties, and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in our Annual Report, as well as other public reports filed by us with the SEC.  Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  Except as required by applicable law or regulation, we undertake no obligation to update or revise any forward-looking statement contained in our Annual Report.

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

The following table shows the names and ages of our directors and executive officers and the positions they hold with us.  Our bylaws provide that directors are generally elected at our annual shareholders meeting and hold office until the next annual shareholders meeting and until their successors are elected and qualified.  Our bylaws provide that our board of directors (the “Board”) shall consist of such number of members as the Board may determine from time to time, but not less than one and not more than 15.  In addition, pursuant to the bylaws, the Board may add members as needed.  The Board currently consists of six individuals.  Executive officers are selected by the Board and serve until their termination or the appointment of a successor.

Name	Age	Position with AeroGrow	Served as a Director Since
Jack J. Walker	73	Chairman, Board of Directors	2006
Linda Graebner	58	Director	2008
Peter A. Michel	65	Director	2008
Suresh Kumar	53	Director	2008
Michael D. Dingman, Jr.	54	Director	2008
Jervis B. Perkins	53	Chief Executive Officer, President, and Director	2008
H. MacGregor Clarke	47	Chief Financial Officer	n/a
Randal L. Seffren	50	Chief Marketing Officer	n/a
Jeffrey M. Brainard	54	Vice President of Sales	n/a

             Jack J. Walker has been a director since the February 23, 2006 annual meeting of shareholders, and became Chairman as of July 23, 2008.  He has served as president of English & Continental Properties, Inc., a real estate investment and development company, since 1980.  From 1976 to 1985, Mr. Walker was president of March Trade & Finance, Inc., a private investment company.  From 1974 to 1976, Mr. Walker was the controlling shareholder of Charles Spreckly Industries, Town & Commercial Properties, and Associated Development Holdings.  In 1961 he founded English & Continental Property Company, and served as joint Managing Director of this commercial development company until 1976.  Mr. Walker began his career in 1957 as a lawyer in London, England, specializing in real estate, financing, international tax, and corporate affairs.  Mr. Walker served as a director of Megafoods Stores Inc. from 1984 to 1993.  From 1975 through the present, he has served as a venture capital consultant to companies on financial and pre-IPO strategies.  In addition, Mr. Walker created the Walker Foundation for Charitable Activities, and has served as a director of various professional, civic, and charitable organizations.

 Linda Graebner has been a director since July 2, 2008. From June 1993 to January 2007, Ms. Graebner served as President and CEO of Tilia Inc., a leading manufacturer of premier lines of small electric kitchen appliances (FoodSaver® and VillaWare® brands) with annual revenues in excess of $200 million. She managed the sale of this privately held company to Jarden Corporation in 2002. Ms. Graebner has served on multiple boards, including Bradshaw International Inc., Wine.com, Inc., the Association of Corporate Growth, and Pacific Community Ventures, and as Chairman of the International Housewares Association.

Peter A. Michel has been a director since July 2, 2008.  Since 2006, Mr. Michel has been employed as President and CEO of iSECUREtrac Corporation, a leading provider of electronic monitoring systems.  From 2005 to 2006, he was an operations team member of Cerberus Capital Management, L.P., where he provided operations turnaround/enhancement advice and services and served as fulltime interim CEO when required for portfolio companies of this private investment firm.  Mr. Michel was previously President and CEO of General Fiber Communications, Inc. on an interim basis from May 23, 2005 to July 8, 2005.  The Company filed for Chapter 7 Bankruptcy on July 8, 2005. From 2003 to 2004 he served as President and CEO of NEP Broadcasting, L.L.C. where he led the sale of the business to private equity investors.  He has led four companies as CEO, including Brink's Home Security, a $258 million leader in high-tech home protection services supporting over 700,000 households in more than 100 markets and 42 states.  Mr. Michel is currently on the board of iSECUREtrac Corporation, ISEC.OB.

            Suresh Kumar has been a director since July 2, 2008.  Mr. Kumar has been the President and Managing Partner of KaiZen Innovation, LLC, a management advisory firm that specializes in installing global marketing processes and programs, since January of 2004.  From 2006 to 2007, he was special advisor to the Clinton Foundation working closely with the principals and governments to establish private-public partnerships that stimulate international economic development.  From 1999 to 2003, Mr. Kumar served as head of Worldwide Consumer Pharmaceuticals for Johnson & Johnson, where he was responsible for all aspects of a $580 million (revenue) consumer medicines business in Asia, Latin America, and Europe.  From 1993 to 1999, Mr. Kumar served as the Marketing Director, Consumer Healthcare, then Vice President, Consumer Products, Latin America & Asia, for Warner Lambert, USA.

            Michael D.  Dingman, Jr. has been a director since July 2, 2008.  Mr. Dingman has served as Chief Investment Administration Officer for Spencer Trask & Co, a venture capital firm based in New York City, since April 24, 2008, where he is responsible for restructurings, recapitalizations, and the development and implementation of strategies to enhance the value and liquidity of individual portfolio companies.  From June 2006 to July 2007, Mr. Dingman was chief financial officer of Local Matters, Inc., a pre-IPO software and media services company supporting yellow pages and delivery assistance providers, where he was responsible for the financial and capital markets strategies, budgeting, and forecasting.  From September 2000 until April 2006, Mr. Dingman served as the chief financial officer of Intrado Inc., a provider of 911 information services and systems to telecommunications companies, where he was responsible for budgeting, forecasting, investor relations, capital market and financial strategy development and all aspects of the accounting/financial reporting functions.  Prior to joining Intrado, from March 1999 to August 2000, Mr. Dingman was the chief financial officer and treasurer of Internet Commerce and Communication (formerly RMI NET, Inc.).  Mr. Dingman's prior work experience includes five years of banking in merger and acquisitions with Lazard Freres in New York during the late 1980s, three years as an independent consultant specializing in debt restructuring and workouts during the early 1990s, and five years as an investment advisor specializing in corporate retirement plans and high-net-worth accounts.

Jervis B. Perkins has been Chief Executive Officer and a director of AeroGrow since March 2008, and President and Chief Operating Officer since November 2007.  From January 2003 to May 2006, Mr.  Perkins served as President and Chief Operating Officer of Johnson Outdoors, Inc., a publicly-traded global manufacturer of outdoor recreation products with revenue of approximately $400 million per year.  At Johnson Outdoors, Mr.  Perkins was directly responsible for all aspects of sales, marketing, product development, manufacturing, and distribution.  From 1995 to 2003, Mr. Perkins served as Executive Vice President and General Manager at Brunswick Corporation, a leading consumer brands company.  Prior to Brunswick, Mr. Perkins worked at Quaker Oats for 17 years, serving in a variety of general management and senior marketing roles.

            H. MacGregor Clarke became Chief Financial Officer on May 23, 2008.  From 2007 to 2008, Mr. Clarke was president and chief executive officer, and from 2006 to 2007, chief financial officer, of Ankmar, LLC, a garage door manufacturer, distributor and installer.  From 2003 to 2006, Mr. Clarke was a senior investment banker with FMI Corporation, a management consulting and investment banking firm serving the building and construction industry.  At FMI Corporation, Mr. Clarke was responsible for delivering consulting and investment banking services to clients, and for marketing to prospective clients in the financial services industry.  From 1997 to 2002, Mr. Clarke served as an operating group chief financial officer, then vice president and general manager for Johns Manville Corporation, a subsidiary of Berkshire Hathaway Inc.  Mr. Clarke also served as vice president, corporate treasurer, and international division chief financial officer for The Coleman Company, Inc.  Prior to Coleman, Mr. Clarke was with PepsiCo, Inc. for over nine years and served in a range of financial roles, including director of corporate strategic planning, where he led strategy and planning related to the worldwide beverage sector.

Randal L. Seffren has been Chief Marketing Officer of AeroGrow since July 2006.  From April 2004 through July 2006, Mr. Seffren provided services as a marketing consultant to us through Prometheus Communications Group, a company of which he is the principal owner.  From 1999 to 2004, Mr. Seffren headed the marketing efforts for healthcare communications companies, including Orbis Broadcast Group and MedEd Architects.  From 1993 to 1999, he was executive vice president with Reebok Home Fitness/DP Fitness/Body By Jake Fitness/Kent & Spiegel Direct.  From 1989 to 1993, Mr. Seffren led the marketing, communications, and product development efforts as director of marketing communications with Life Fitness, a fitness equipment company.

Jeffrey M. Brainard has been Vice President of Sales at AeroGrow since joining the Company in March 2006.  From 2003 to 2006, Mr. Brainard was vice president of sales and marketing for Tensor Lighting, a manufacturer and marketer of task and functional lighting.  From 2000 to 2002  he was senior vice president of sales for The Holmes Group, a manufacturer and marketer of kitchen appliances and seasonal appliances, including products under the brand names Holmes, Pollenex, Bionaire, Rival, and Family Care.  Previously, Mr. Brainard held various positions in sales and marketing with Brita Water Filters, a division of the Clorox Company, over an 11-year period..

Board Committees and Meetings

            We have established two standing committees so that certain matters can be addressed in more depth than may be possible in a full Board meeting: an Audit Committee and a Governance, Compensation and Nominating Committee.  These two committees each operate under a written charter.

Audit Committee.  The current members of our Audit Committee are Mr. Dingman (chairman), Mr. Kumar, and Mr. Michel.  The members were elected to the committee, and the chairman was appointed, by the Board.  Mr. Dingman is considered a financial expert and Messrs Kumar and Michel are considered financially literate under the rules of the SEC for audit committee members.  The Board has affirmatively determined that each of these persons is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines.  The Audit Committee’s charter provides that the committee shall:

•	oversee the accounting and financial reporting processes and audits of the financial statements;

•
assist the Board with oversight of the integrity of our financial statements, the Company’s compliance with legal and regulatory requirements, its independent auditors’ qualifications, and independence and the performance of the independent auditors; and

•	provide the Board with the results of its monitoring.

            Governance, Compensation and Nominating Committee.  The current members of the Governance, Compensation and Nominating committee are Mr. Michel (chairman), Mr. Kumar, and Ms. Graebner.  The Board has affirmatively determined that each of these persons is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines. The members were elected to the committee, and the chairman was appointed, by the Board.  The Governance, Compensation and Nominating Committee’s charter provides that the committee shall:

•	recommend to the Board the corporate governance guidelines to be followed;

•	review and recommend the nomination of Board members;

•	set the compensation for the chief executive officer and other officers; and

•	administer the equity-based performance compensation plans of AeroGrow.

            Meetings.  During Fiscal 2008 the Board met three times.  Each director attended all of the meetings held by the Board during the period that he or she served as a director of AeroGrow, except Kenneth C. Leung, a former director, who missed one meeting while out of the country.

 Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, executive officers, and directors.  A copy is available free of charge in the “Investor” section of our website at www.aerogrow.com.  Any amendment to or waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock (herein collectively, our “Section 16 insiders”) to file certain forms reporting their ownership and changes in ownership of our stock with the SEC and the NASDAQ Capital Market, and to furnish us with copies of these filings.

Based solely on our review of the copies of such forms that we received and written representations from our Section 16 insiders, we believe that all of our Section 16 insiders complied with their Section 16(a) reporting obligations for Fiscal 2008 with a few exceptions.  Dennis A. Channer became a director on April 16, 2007 and filed his Form 3 late on May 9, 2007.  Jack J. Walker filed an amended Form 3 on June 28, 2007 to correct an error in the number of shares reported on his Form 3 filed on March 6, 2006.  Mr. Walker filed an amended Form 4 on June 28, 2007 to correct an error in the Form 4 filed on July 7, 2006 relating to the number of common stock and warrants purchased in conjunction with the Company’s 2006 Offering (as defined in the Company’s Original Annual Report).

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
 Compensation Philosophy

The Governance, Compensation and Nominating Committee, of our Board is responsible for guiding and overseeing the formulation and application of the compensation and benefit programs for our executive officers.  The Committee acts pursuant to a charter that has been approved by our Board.  None of our executive officers are members of the Governance, Compensation and Nominating Committee.

The Governance, Compensation and Nominating Committee believes that the most effective compensation program is one that is designed to reward the achievement of specific annual, long-term, and strategic goals by AeroGrow, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of increasing stockholder value.  The Governance, Compensation and Nominating Committee evaluates both performance and compensation to ensure that AeroGrow maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies.  Accordingly, the Governance, Compensation and Nominating Committee believes executive compensation packages provided by AeroGrow to its executives, including the executive officers, should include salary compensation, annual cash incentives based on fundamental measures of financial performance, and longer-term stock-based compensation.

Compensation Objectives

The Governance, Compensation and Nominating Committee has worked with AeroGrow’s management to design compensation programs that encourage high performance, promote accountability and assure that employee interests are aligned with the interests of AeroGrow’s stockholders.  The primary objectives of our executive compensation policies are to:

•
attract, retain, and motivate highly qualified executives utilizing a mix of compensation opportunities that include fixed short-term as well as performance-related medium and long-term incentives tied to measurable results;

•	reward executives based upon our financial performance at levels competitive with peer companies;
•
ensure that the compensation amounts do not exceed what the company can reasonably afford by regularly measuring total compensation for all employees against a variety of financial metrics, including net income; and

•	align a significant portion of the executives’ compensation with AeroGrow’s performance and stockholder value, by using performance-based executive bonuses and long-term equity incentives.

We compensate our executives through a mix of base salary, bonus, and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.

Competitive Benchmarking

In making compensation decisions, the Governance, Compensation and Nominating Committee, may compare certain elements of total compensation against other comparable publicly-traded and privately-held companies that compete in our markets (“Compensation Peers”).  The Compensation Peers consist of companies which the Governance, Compensation and Nominating Committee believes to be comparable in terms of size and market composition (primarily in AeroGrow’s market area), and in certain instances, which compete for talent and for stockholder investment.  The Compensation Peers are not utilized by the Governance, Compensation and Nominating Committee strictly as a formal peer group, but are instead used as a reference source, from time to time, as to certain specific compensation issues, such as the extent of usage of stock options as a compensation component.

A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy mentioned above.  There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  Rather, the Governance, Compensation and Nominating Committee reviews information such as that referenced above with respect to the Compensation Peers to determine the appropriate level and mix of incentive compensation.  Income from such incentive compensation is realized as a result of the performance of AeroGrow or the individual, depending on the type of award.

Compensation Process

The Governance, Compensation and Nominating Committee reviews the benchmarking and performance results presented by management in determining the appropriate aggregate and individual compensation levels for the performance year.  In conducting its review, the Governance, Compensation and Nominating Committee considers quantitative performance results, the overall need of the organization to attract, retain and motivate the executive team, and the total cost of compensation programs.

Generally, base salaries and annual incentive awards will be reviewed at the end of each fiscal year with changes made to the base salaries effective April 1 of the following fiscal year.

Stock options and other stock grants are reviewed and approved at meetings of the Governance, Compensation and Nominating Committee and the full Board.  By establishing the meeting schedule and agenda for these grants in advance, AeroGrow diminishes any opportunity for manipulation of exercise prices on option grants to the extent any recipients are in possession of non-public information at the time of the meetings.  Approval of grants for any newly-hired or promoted executives during the course of the year generally occurs at the Governance, Compensation and Nominating Committee’s meeting immediately following the hiring or promotion.

Role of Executive Officers in Compensation Decisions

The Governance, Compensation and Nominating Committee makes all compensation decisions for the executive officers and approves recommendations regarding equity awards to all elected officers of AeroGrow.  The Chief Executive Officer annually reviews the performance of each Named Executive Officer (other than the Chief Executive Officer, whose performance is reviewed by the Governance, Compensation and Nominating Committee).  “Named Executive Officers” are the Company’s (i) Chief Executive Officer and (ii) other two most highly compensated executive officers based on SEC regulations. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Governance, Compensation and Nominating Committee.  The Governance, Compensation and Nominating Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Components of Total Compensation

For Fiscal 2008, the principal components of compensation for executive officers were:

•	base salary;
•	annual incentive compensation;
•	stock options; and
•	benefits and other perquisites.

Each component is designed to achieve a specific purpose and to contribute to a total package that is competitive, appropriately performance-based, and valued by AeroGrow’s executives.

Base Salaries

AeroGrow provides executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility.  During its review of base salaries for executives, the Governance, Compensation and Nominating Committee primarily considers:

•	individual scope of responsibility;
•	years of experience;
•	market data, such as that obtained from a review of our Compensation Peers;
•	internal review of the executive’s compensation, both individually and relative to other officers; and
•	individual performance of the executive.

Salary levels are typically considered annually as part of AeroGrow’s performance review process as well as upon a promotion or other change in job responsibility.

Performance-Based Annual Incentive Compensation

Though markets dictate that base salaries must be competitive, AeroGrow is moving towards basing a greater proportion of its executive compensation on the achievement of measurable individual and company results through the award of annual incentive bonuses.  These bonuses are often tied to a percentage of the Company’s EBITDA as well as to other financial goals and metrics.  By increasing variable pay as a percentage of total compensation, AeroGrow can better align executive compensation with value delivered to its shareholders.  This limits fixed costs and also results in higher pay occurring only in years when merited by high performance.

Long Term Stock-based Compensation

This category of awards covers options granted to executives out of the Company’s 2005 Equity Compensation Program, and that vest over time, at different rates for different executives.  Because these awards vest over time and become more valuable to the recipient only as AeroGrow’s stock price increases, the Governance, Compensation and Nominating Committee believes these are a useful form of long-term incentive compensation, with the potential to directly align the interests of shareholders and management.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Executive Compensation

Executives and Employment Arrangements

The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us to our Named Executive Officers for Fiscal 2008.

Employment Contracts

We have entered into employment agreements with Jervis B. Perkins, Randal L. Seffren, and Jeffrey M. Brainard.

Jervis B. Perkins

The employment agreement for Mr. Perkins, dated as of March 1, 2008 (the “Perkins Agreement”), provides that he will be employed as the Chief Executive Officer of the Company.  He must devote his entire business time to the affairs of the Company.  The initial term is one year and renewable for successive one year terms. Mr. Perkins is entitled to receive base compensation of $300,000 per year, and an annual bonus of not less than 2.0% of EBITDA.  Mr. Perkins may be eligible to receive an additional annual cash bonus based upon an increase in the stock price of the Company over the previous year (as calculated under the Agreement).  Under this provision, an increase of less than 33% will yield no bonus, an increase of 33% to 49% will yield a bonus of $50,000, an increase of 50% to 99% will yield a bonus of $100,000, and an increase of 100% or greater will yield a bonus of $200,000.   Mr. Perkins is entitled to reimbursement for car expenses at the rate of $1,000 per month.  The agreement also provides for medical, vacation and other benefits commensurate with the policies and programs adopted by us for our senior executives.  If the Company terminates the employment of Mr. Perkins without cause (as determined under the Perkins Agreement), then Mr. Perkins will be entitled to receive his base salary for 12 months following the date of termination, and a pro rated portion of his annual cash bonus.  During the first three months of the Perkins Agreement, the Company paid Mr. Perkins’s reasonably incurred commuting expenses from Chicago, Illinois to Boulder, Colorado, including airline travel, rental housing or hotel charges, and rental cars or car service.  Mr. Perkins was granted five-year options, subject to shareholder approval at the next annual meeting, to purchase 216,666 shares of the Company’s common stock on March 1, 2008, under the Company’s 2005 Equity Compensation Plan.  The exercise price is $4.74, the price of the Company’s common stock at market close on the day of the grant.  On March 1, 2008, 43,334 of the options vested.  One quarter of the remaining options will vest every six months thereafter, starting on September 1, 2008, and ending on March 1, 2010.  Under his previous employment agreement, dated November 12, 2007, Mr. Perkins was granted five-year options to purchase 33,334 shares of the Company’s common stock on February 1, 2008, under the Company’s 2005 Equity Compensation Plan.  The options have a $5.85 exercise price, which was the price of the Company’s common stock at market close on the day of grant, and were fully vested on the day of grant.  For Fiscal 2008, the Company paid Mr. Perkins $95,664 in cash compensation and $87,002 in equity compensation.

Randal L. Seffren

 The employment agreement for Mr. Seffren, dated as of July 24, 2006 (the “Seffren Agreement”), provides that he will be employed as Chief Marketing Officer of the Company. He must devote all of his business time to the affairs of the Company working half time from an office in Chicago, Illinois and the balance of his time traveling on Company business. The initial term is two years ending July 31, 2008, and renewable for successive one-year terms.  The Seffren Agreement has been renewed through July 31, 2009.  Mr. Seffren is entitled to receive base compensation of $200,000 per year and an annual bonus of not less than 1.5% of the EBITDA of the Company, as determined by our annual financial statements and pro rated for any portion of such annual period covered under the Seffren Agreement. The bonus is subject to adjustment so that it is no less favorable than that granted to other senior executives. The Seffren Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs as adopted by us for our senior executives. Further, the Seffren Agreement confirms the option grant awarded to Mr. Seffren as of March 28, 2006, consisting of an option to purchase 125,000 shares of our common stock under our 2005 Equity Compensation Plan at an exercise price of $5.00 per share, which were fully vested as of that grant date and are subject to other standard terms and conditions under the 2005 Equity Compensation Plan. Mr. Seffren has agreed to regular confidentiality and inventions assignment provisions and agreed not to compete with us during employment and for 24 months thereafter. If his employment is terminated, he will be entitled to receive severance pay equal to six months of his base salary as in effect immediately before his termination, the payment by the Company of medical benefits until the twelfth month following termination, and the pro rata portion of his bonus as of the nearest quarter end financial statements of the Company.  During Fiscal 2008, Mr. Seffren was paid $225,959 in cash compensation by the Company.

 Jeffrey M. Brainard

 The employment agreement for Mr. Brainard, dated as of March 31, 2006 (the “Brainard Agreement”), provides that he will be employed as the Vice President of Sales of the Company. He must devote his entire business time to the affairs of the Company, working from his home office in Lexington, Massachusetts. The initial term was two years and renewable for successive one year terms. Mr. Brainard is entitled to receive base compensation of $150,000 per year and an annual bonus in an amount not less than the greater of: (i) $50,000; (ii) 0.5 per cent of retail net sales, net of all customer deductions including but not limited to returns, allowances, bad debts and other deductions; or (iii) 1.5% of the EBITDA of the Company as determined by our annual financial statements and pro rated for any portion of such annual period covered under this agreement.  The bonus amount due for Fiscal 2007 was paid in installments in accordance with the terms of the Brainard Agreement.  The Brainard Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by us for our senior executives. Further, pursuant to the Brainard Agreement, Mr. Brainard was granted 125,000 options to purchase our common stock under our 2005 Plan at an exercise price of $5.00. The options will: (i) vest pursuant to a schedule that provides for vesting of at least of 33% of the amount of the grant at the date granted and 33% per each 12-month period from the date of grant; (ii) not expire in less than five years from the date of grant; and (iii) be subject to other standard terms and conditions under the 2005 Plan. Under the Brainard Agreement, Mr. Brainard was also entitled to grants of shares of our common stock equal in value to $25,000 semi-annually until such time as his salary reached a rate of $200,000 annually. The first 5,000 shares (valued at a price of $5.00 per share) were granted immediately upon Mr. Brainard’s joining AeroGrow, and 5,000 additional shares were granted six months thereafter. Effective March 31, 2007, Mr. Brainard’s salary was increased to $200,000 annually. Mr. Brainard has agreed to regular confidentiality and inventions assignment provisions and agreed not to compete with AeroGrow for a period equal to the term employed after the termination of employment. If Mr. Brainard is terminated without cause by us or Mr. Brainard terminates under certain circumstances constituting a breach of the agreement by us, Mr. Brainard shall be entitled to receive severance compensation equivalent to six months base salary and a pro rata bonus. In addition, if Mr. Brainard is terminated in the event of a change in control of AeroGrow, including a change in chief executive officer, Mr. Brainard shall be entitled to receive severance equal to his base salary for one year.  Mr. Brainard received $227,189 in cash compensation from the Company during Fiscal 2008.

Other Company officers who do not qualify as Named Executive Officers are employed on an “at will” basis subject to varying lengths of employment agreements and severance agreements.

Summary Compensation Table

        The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2008 and the fiscal year ended March 31, 2007 (“Fiscal 2007”):

Name and Principal Position	Fiscal Year	Salary	Bonus			Stock Awards		Option Awards		All Other Compensation		Total
Jervis B. Perkins CEO, President and Director (1)	2008	$94,447	$217	(2)		$--		$87,002	(3)	$--		$181,666
	2007	$--	$--			$--		$--		$--		$--
W. Michael Bissonnette, Former CEO, President, Chairman and Director	2008	$225,000	$203	(2)		$--		$--		$14,599	(5)	$239,802
	2007	$225,000	$--			$--		$--		$23,063	(5)	$248,063
Randal L. Seffren, Chief Marketing Officer	2008	$200,000	$203	(2)		$--		$--		$26,352	(6)	$226,555
	2007	$150,000	$--			$--		$--		$53,828	(7)	$203,828
Jeffrey M. Brainard, Vice President of Sales	2008	$200,000	$27,189	(2	)(8)	$--		$--		$--		$227,189
	2007	$150,000	$63,462			$25,000	(9)	$9,604	(9)	$--		$248,066

(1)	Mr. Perkins and Mr. Bissonnette did not receive compensation for their service on the Board of Directors.

(2)	All employees were given a holiday bonus on December 21, 2007 of $200, net of taxes.

(3)
Pursuant to Mr.  Perkins’ employment agreement dated November 12, 2007, he was granted 33,334 five year options to purchase our common stock at an exercise price of $5.85 per share, which vested upon date of grant.  In accordance with Mr.  Perkins’ employment agreement entered into as of March 1, 2008, the company granted him 216,666 five year options to purchase our common stock at an exercise price of $4.74 per share.  43,334 of these options vested on the grant date and the rest will vest at a rate of 25% per six months over a two year period.  The 216,666 options were issued subject to shareholder approval at the company’s next annual meeting.  Their compensation value will be determined at the time of their approval by our shareholders, in accordance with Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment.

(4)
Mr. Bissonnette was the Company’s founding shareholder and served as Chief Executive Officer, President and a director of AeroGrow from July 2002 until November 2007, at which time he resigned as President.  In March 2008, he resigned as Chief Executive Officer.  On July 23, 2008, Mr. Bissonnette resigned as Chairman of the Board of Directors, a director, and as an employee of the Company.

(5)
In accordance with an employment agreement entered into as of March 1, 2006, Mr. Bissonette had a non-accountable expense allowance of $2,500 per month as reimbursement for his auto expenses, home office expenses and other expenses.

(6)	In accordance with Mr. Seffren’s employment agreement, we reimbursed him for home office expenses and auto expenses.

(7)
Represents consulting fees paid to Prometheus Communications Group, LLC (“PCG”) of which Mr. Seffren is the 100% owner and managing member prior to the effective date of Mr. Seffren’s employment agreement.

(8)	Mr. Brainard was paid a $1,986 bonus and a bonus installment payment of $25,000, in addition to the holiday bonus awarded to all employees.

(9)
In accordance with Mr. Brainard’s employment agreement, we issued 5,000 shares of our common stock on January 3, 2007 valued by us at $5.00 per share. In addition, in December 2006, Mr. Brainard was granted five year options to purchase our common stock at an exercise price of $5.00 per share, which will vest monthly pro-rata over a two year period.

The following table provides information with respect to the Named Executive Officers concerning unexercised stock options held by them at July 24, 2008.  All options granted to date to the Named Executive Officers are unexercised.

Name	Number of Securities Underlying Unexercised Options (Exercisable)		Number of Securities Underlying Unexercised Options (Unexercisable)		Exercise Price per Share	Expiration Date
W. Michael Bissonnette	--		--		--	n/a
Jervis B. Perkins	33,334				$5.85	28-Feb-2013
Jervis B. Perkins	43,334	(1)	173,332	(1)(2)	$4.74	1-Mar-2013
Randal L. Seffren	125,000		-		$5.00	27-Mar-2011
Jeffrey M. Brainard	125,000				$5.00	27-Mar-2011
Jeffrey M. Brainard	2,331				$5.00	14-Dec-2011

(1)	The options are granted, but subject to shareholder approval at the next annual shareholder meeting.

(2)
Mr. Perkin’s unexercisable options will vest as follows: 43,333 options will vest on September 1, 2008; 43,333 options will vest on March 1, 2009; 43,333 options will vest on September 1, 2009 and 43,333 options will vest on March 1, 2010.

Director Compensation

 Current and Historical Compensation Program

Commencing July 2008, director compensation is $5,000 per year for general service, plus $1,000 for each Board meeting attended; reimbursement of travel expenses and an annual grant of 18,000 options to purchase our common stock, exercisable in whole or in part within five years from the date of grant at an exercise price equal to the market closing price on the day of grant.  The compensation for the Chairman is $10,000 per year for general service, plus $2,000 for each Board meeting attended; reimbursement of travel expenses and an annual grant of 36,000 options to purchase our common stock exercisable in whole or in part within five years from the date of grant at an exercise price equal to the market closing price on the date of grant.  Each member of the Audit Committee receives an option to purchase 3,000 shares of common stock for membership on the committee and each member of the Governance, Compensation and Nominating Committee receives an option to purchase 2,000 shares of common stock for membership on that committee.  Director options vest pro rata monthly (one-twelfth per month) on the last day of each month throughout the term of service.  If a director is unable to finish his or her term of service by reason of death or disability, the director options vest immediately.  The Company maintains $10 million of director and officer insurance, and has entered into an agreement indemnifying each director against liabilities under certain circumstances.

 In 2004 and 2005 each non-employee director received 2,000 shares of common stock for his service as director. Outside directors were compensated $500 for attending meetings and reimbursed for out-of-pocket expenses for attending meetings. On March 28, 2006, we granted to each of our four outside directors 2,500 shares of our common stock at a value of $5.00 per share for a total of $12,500 for each director, or an aggregate total of $50,000, and 10,000 fully-vested five-year options to purchase our common stock at an exercise price of $5.00 per share for services for Fiscal 2007. In addition, Mr. Walker, and former directors Wayne Harding and Kenneth C. Leung received grants of 1,250 shares for service on the Audit Committee and 750 shares for service on the Governance, Compensation and Nominating Committee. On March 22, 2007, we granted to three of our four outside directors, Messrs. Leung, Walker and former director Richard Kranitz, 2,500 shares of our common stock at a market value of $5.90 per share for a total of $14,750 for each director, or an aggregate total of $59,000, and 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.90 per share, the price per share equal to the fair market value of the common stock on the date of the option grant, for services on the Board for the calendar year ending December 31, 2007. In addition, on March 22, 2007, Messrs. Walker and Leung received grants of 1,250 shares for service on the Audit Committee and 750 shares for service on the Governance, Compensation and Nominating Committee. Also, Mr. Harding, the previous Chairman of the Audit and Governance Committees, received a grant on March 22, 2007 for services rendered of 3,500 shares of our common stock at a market value of $5.90 per share for a total of $20,650 and 5,000 fully vested five-year options to purchase our common stock at an exercise price of $5.90 per share, the price per share equal to the fair market value of the common stock on the date of the option grant.

Director Compensation Table

         The following table sets forth information regarding all forms of compensation received by directors of the Company during Fiscal 2008:

Name	Directors Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation		Total
W. Michael Bissonnette, Chairman and Director	$--	$--	$--	$--		$--
Jervis B. Perkins, Director	$--	$--	$--	$--		$--
Dennis A. Channer, Director	$1,500	$--	$--	$--		$1,500
Richard A. Kranitz, Director	$1,500	$--	$--	$24,000	(1)	$25,500
Kenneth C. Leung, Director	$1,000	$--	$--	$--		$1,000
Jack J. Walker, Director	$1,500	$--	$--	$20,000	(2)	$21,500

(1)	Represents fees for legal services paid to Kranitz and Philip, a law firm of which Mr. Kranitz is a partner.

(2)	Represents consulting fees paid to Mr. Walker.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned on July 24, 2008 by:

• each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock;

• each of our Named Executive Officers for whom disclosure is provided in Item 11, “Executive Compensation,” and each of our directors; and

• all Named Executive Officers and directors as a group.

            In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  The table assumes a total of 12,115,992 shares of common stock outstanding.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent Beneficial Ownership
Enable Capital Management LLC and affiliated holders (2)	1,293,055	9.99%
W. Michael Bissonnette	956,297	7.90%
Eliot Rose Asset Management LLC (3)	605,689	5.00%
Jack J. Walker (4), (9)	270,408	2.22%
Randal L. Seffren (5)	215,320	1.76%
Jeffrey M. Brainard (6)	143,331	1.17%
Richard A. Kranitz (7)	84,496	0.70%
Jervis B. Perkins (8), (9)	38,834	0.32%
Michael D. Dingman, Jr. (9)	--	--%
Linda Graebner (9)	--	--%
Suresh Kumar (9)	--	--%
Peter A. Michel (9)	--	--%

All AeroGrow Named Executive Officers and Directors as a Group (8 Persons)	667,893	5.35%

(1)
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

(2)
As of December 31, 2007, based on information provided in Schedule 13G/As filed February 20, 2008.  According to these filings, Enable Capital Management, LLC ("ECM") is the beneficial owner of 465,545 shares of our common stock and warrants to purchase up to 840,000 shares of our common stock (the "Warrants").  The exercise of the Warrants is subject to restrictions (the "Warrant Restrictions") that limit exercise to the number of Warrants that, after giving effect to such exercise, would not cause the holder of the Warrants to beneficially own in excess of 9.99% of the total number of issued and outstanding shares of our common stock (including for such purposes the shares of our common stock issued upon such exercise). Assuming 12,115,995 shares of common stock outstanding, the Warrant Restrictions limit the number of Warrants that may be exercised to 827,510.  ECM is located at One Ferry Building, Suite 255, San Francisco, CA 94111.  Mr. Mitchell S. Levine is the managing member and majority owner of ECM.  Mr. Levine’s address is One Ferry Building, Suite 255, San Francisco, CA 94111.  ECM acts as the general partner and/or investment manager of Enable Growth Partners, L.P.  Enable Growth Partners L.P. is located at One Ferry Building, Suite 255, San Francisco, CA 94111.

(3)
As of December 31, 2007, based on information provided in a Schedule 13G/A filed January 25, 2008.  According to this filing, Eliot Rose Asset Management LLC holds 605,689 shares of our common stock.  Eliot Rose Asset Management LLC’s address is 10 Weybosset Street, Suite 401, Providence, RI 02903.

(4)
Includes 76,122 shares held of record by March Trade & Finance, Inc. of which Mr.  Walker is a controlling person, and 34,286 shares issued under a convertible note in principal amount of $120,000 that was converted on March 28, 2007 and 24,000 shares underlying immediately exercisable warrants at $5.00 per share and 24,000 shares underlying warrants issuable and exercisable upon conversion of the note at $6.00 per share.  March Trade & Finance, Inc.  holds 42,000 of these shares on behalf of an unrelated third party.  Also includes 12,000 shares underlying immediately exercisable warrants at $6.25 per share, 10,000 fully-vested five-year options to purchase our common stock at an exercise price of $5.00 per share and 2,500 shares of common stock valued at $5.00 per share granted as of March 28, 2006 and 2,000 shares of common stock valued at $5.00 per share granted for services on the audit and compensation committees.  Also includes 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.90 per share and 4,500 shares of common stock valued at $5.90 per share granted as of March 22, 2007. Mr. Walker was also granted 4,500 shares of common stock valued at $2.07 per share on July 1, 2008.

(5)	Includes fully-vested options granted on March 28, 2006, to purchase 125,000 shares of our common stock at an exercise price of $5.00 per share.

(6)
Includes fully-vested options granted on March 28, 2006, to purchase 125,000 shares of our common stock at an exercise price of $5.00 per share and options granted on December 14, 2006 to purchase 2,331 shares of our common stock at an exercise price of $5.00 per share.

(7)
Mr. Kranitz is the Company’s non-employee Corporate Secretary.  He is a former director.  Includes 46,546 shares owned by Cedar Creek Ventures, LLC, of which Mr. Kranitz is a 50% owner and managing member.  Also includes 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.00 per share and 2,500 shares of common stock valued at $5.00 per share granted as of March 28, 2006, 10,000 fully-vested five-year options to purchase our common stock at an exercise price of $5.90 per share, 2,500 shares of common stock valued at $5.90 per share granted as of March 22, 2007, and warrants to purchase 4,000 shares of common stock at an exercise price of $2.07 per share issued on July 1, 2008.

(8)	Includes 33,334 fully-vested five year options to purchase our common stock at an exercise price of $5.85 per share granted as of February 1, 2008.

(9)
Does not include options that have been granted, but are subject to shareholder approval at the next annual shareholders’ meeting: 216,666 options to Mr. Perkins, 36,000 options to Mr. Walker, 21,000 options to Mr. Dingman, 20,000 options to Ms. Graebner, 23,000 options to Mr. Kumar, and 23,000 options to Mr. Michel.

Securities Authorized for Issuance Under Equity Compensation Plans

2003 Stock Option Plan.  On January 3, 2003, our Board adopted a stock option plan (the “2003 Plan”) for key employees (including key employees who are directors), non-employee directors, consultants, and investors.  An aggregate of 400,000 shares of our common stock were available for grants under the 2003 Plan.  Upon shareholder approval on February 23, 2006, the 2003 Plan was merged into the 2005 Equity Compensation Plan (as defined below) and ceased to exist separately.  The 195,131 options still available for grants under the 2003 Plan as of that date were contributed to the 2005 Equity Compensation Plan  The options for the 204,869 shares originally issued under the 2003 Plan continue to be governed by their grant agreements but are administered under the 2005 Equity Compensation Plan.  All grants under the 2003 Plan were fully vested as of December 2005.

Administration.  The 2003 Plan was administered by our Governance, Compensation and Nominating Committee, and in the past was administered by the Board.  The plan provided that it could be administered by either the committee or Board, and in its administration it could:

•	select participants,

•	determine the date of grant, exercise price and other terms of options,

•	establish rules and regulations to administer the plan,

•	amend, suspend, or discontinue the plan subject to applicable shareholder approval,

•	interpret the rules relating to the plan, and

•	otherwise administer the plan.

2005 Equity Compensation Plan.  In August 2005 we adopted the 2005 Equity Compensation Plan (the “2005 Plan”) to promote our interests and the interests of our shareholders by attracting, retaining, and motivating our key officers, employees, directors, and consultants.  The 2005 Plan was approved by our stockholders at the annual meeting of stockholders held on February 23, 2006.  A total of 1,505,000 shares of our common stock were originally available for grant under the 2005 Plan in the form of stock options or awards of shares of restricted stock, in addition to the available options remaining to be granted under the 2003 Plan.  In November 2007, our Board approved a resolution authorizing an additional 1 million shares for issuance under the 2005 Plan, subject to shareholder approval.  In July 2008, our Board revised this resolution to authorize a total of 2 million additional shares for issuance under the 2005 Plan, subject to shareholder approval.  Included in the options granted for Fiscal 2008 were 234,577 options above the current 1,505,000 shares eligible for issuance issued under the 2005 Plan.  These awards are subject to shareholder approval.  As of March 31, 2008, we had issued 1,561,034 options, net of expirations that have been added back to the plan, to purchase common stock at exercise prices ranging from $4.74 to $5.90 and 339,123 shares of common stock at valued at prices ranging from $5.00 to $5.90.  Between March 31, 2008 and July 24, 2008, we issued 594,300 options to purchase common stock at exercise prices ranging from $1.80 to $2.96 and no shares of common stock.  These options are also subject to shareholder approval at the next annual meeting.

Shares Available for Awards.  Shares subject to an award that is cancelled, expired, unexercised, forfeited, settled in cash, or otherwise terminated remain available for awards under the 2005 Plan.  Shares issued under the 2005 Plan may be either newly issued shares or shares which we have reacquired.  The 2005 Plan imposes individual limitations on the amount of certain awards in order to comply with Section 162(m) of the Internal Revenue Code of 1986.  Under these limitations, no single participant may generally receive awards in any calendar year that represent more than $1 million.  The Governance, Compensation and Nominating Committee may adjust awards to prevent dilution or enlargement of benefits when certain events occur such as a stock dividend, reorganization, recapitalization, stock split, combination, merger, or consolidation.

Eligibility.  Our employees, directors, and consultants may be granted awards under the plan.  As of March 31, 2008, approximately 82 individuals were eligible to participate.

Administration.  The plan is administered by the Governance, Compensation and Nominating Committee.  Awards to directors serving on the Governance, Compensation and Nominating Committee are determined and administered by the full Board.  The Governance, Compensation and Nominating Committee may:

•	select participants;

•	determine the type and number of awards to be granted;

•	determine the exercise or purchase price, vesting periods and any performance goals;

•	determine and later amend the terms and conditions of any award;

•	interpret the rules relating to the plan; and

•	otherwise administer the plan.

Stock Options.  The Governance, Compensation and Nominating Committee may grant both incentive stock options, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options.  The Governance, Compensation and Nominating Committee determines the terms and individual vesting schedules for each grant including the exercise price, which may not be less than the fair market value of a share of common stock on the date of the grant.

Restricted Shares.  The Governance, Compensation and Nominating Committee may grant restricted shares of common stock.  Restricted shares are shares of common stock with transfer restrictions.  These restrictions lapse on the basis of performance and/or continued employment as determined in advance by the committee.  They may be forfeited by participants as specified by the committee in the award agreement.  A participant who has received a grant of restricted shares will be eligible to receive dividends and have the right to vote those shares.  Restricted shares may not be transferred, encumbered or disposed of during the restricted period or until after the restrictive conditions are met.

Other Terms.  All outstanding awards vest, become exercisable or payable, and have all restrictions lifted upon a change in control of the Company.  The Board may amend or terminate the plan subject to applicable stockholder approval.  The Governance, Compensation and Nominating Committee may not amend the terms of previously granted options to reduce the exercise price or cancel options and grant substitute options with a lower exercise price than the cancelled options.  The Governance, Compensation and Nominating Committee also may not adversely affect the rights of any award holder without the award holder’s consent.

 During Fiscal 2008 we issued 277,911 options under the plan, 234,577 of which are subject to shareholder approval.  In addition to a total of 222,131 options granted during Fiscal 2007, we granted under the 2005 Plan a total of 98,194 shares of common stock at a value of $5.00 to $5.90 per share consisting of 5,000 shares issued to our former Chief Financial Officer, 5,000 shares issued to our Vice President of Engineering and Manufacturing, 18,044 shares issued to other employees, 49,150 shares granted to consultants for services, and 21,000 shares granted to directors for service on the  Audit Committee and on the Governance, Compensation and Nominating Committee.

Equity Compensation Plan Information

As of March 31, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,326,457	$4.73	-
Equity compensation plans not approved by security holders	234,577	$4.74	-
Total	1,561,034	$4.73	-

At March 31, 2008, we had granted options for 206,428 shares of our common stock that are unvested that will result in $463,903 of compensation expense in future periods if fully vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following transactions were entered into with our executive officers, directors and 5% or greater shareholders.

In January and February 2008, the Company paid Jack J. Walker, one of our directors, $20,000 in consulting fees.

On May 16, 2008, we entered into a Business Loan Agreement (the “Business Loan Agreement”) with Jack J. Walker as co-borrower, and First National Bank, for a loan to the Company for the principal amount of up to $1,000,000 (the “First National Loan”).  Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 16, 2009.  We paid Mr. Walker $50,000 as compensation for entering into the Business Loan Agreement and First National Note.  As of July 24, 2008, we owed $1,000,000 in principal amount on the First National Note.  During Fiscal 2008, we paid no principal or interest on the First National Note.

On May 19, 2008, we also entered into a Loan Agreement (the “WLoans Loan Agreement" and associated Promissory Note with WLoans, LLC, a Colorado limited liability company, ("WLLC") as lender, and Jack J.  Walker.  The WLoans Loan Agreement provides for a loan up to a maximum of $1,500,000, for business purposes, at an annual interest rate of 12% (the "WLLC Loan").  Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other AeroGrow employees, directors and former directors including Sylvia Bernstein, W. Michael Bissonnette, Jeffrey M. Brainard, Jervis B. Perkins, W. Terry Robertson, Randal L. Seffren, John Thompson, Frederic Wiedemann, and J. Michael Wolfe.  As a condition of the WLLC Loan, we paid WLLC a non-refundable availability commitment fee of $37,500 in June 2008.  Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, we must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly.  In June 2008, we paid WLLC an availability fee of $15,000.  As of July 24, 2008, we owed $600,000 in principal amount on the WLLC loan.  During Fiscal 2008, we paid no principal or interest on the WLLC Loan.

See our Original Annual Report, Item 7.  Management’s Discussion And Analysis Of Operations - Liquidity and Capital Resources, and Note 12 to our financial statements – Subsequent Events, for additional information.

 During Fiscal 2008, we paid fees totaling $785,045 for various video and web projects to MedEd Architects LLC a video production company owned 33% by Randal L. Seffren, our Chief Marketing Officer.

Director Independence

Our Board of Directors comprises Jack J. Walker, Linda Graebner, Peter Michel, Suresh Kumar, Michael D. Dingman, Jr., and Jervis B. Perkins.  Our Board of Directors has determined that Mr. Dingman, Ms. Graebner, Mr. Michel and Mr. Kumar are “independent” as that term is defined by NASDAQ.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  All Audit Committee and Governance, Compensation and Nominating Committee members are independent directors as that term is defined by NASDAQ.

During Fiscal 2008, the following individuals served as directors of AeroGrow: W. Michael Bissonnette, Jack J. Walker, Dennis E. Channer, Wayne Harding, Richard A. Kranitz, and Kenneth C. Leung.  Messrs. Channer, Harding and Leung were independent as defined by NASDAQ.  In addition, Mr. Walker was an independent director throughout Fiscal Year 2008.  All Audit Committee and Governance, Compensation and Nominating Committee members during Fiscal Year 2008 were independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by Gordon, Hughes & Banks, LLP (“GHB”), our current independent registered public accounting firm, for Fiscal 2008 and Fiscal 2007, and for the three month transition period ended March 31, 2006 (the “Transition Period”), are as follows:

	Fiscal 2008	Fiscal 2007	Transition Period 2006
Audit Fees	$35,728	$26,000	$18,000
All Other Fees	$24,387	$15,564	$11,300

Other fees paid to GHB were for review of SEC filings during these periods.

Tax Fees

Tax fees consist of fees for tax compliance, including the preparation of tax returns, tax advice, and tax planning services.  Tax advice and tax planning services relate to advice regarding mergers and acquisitions and assistance with tax audits and appeals.  We use a firm other than GHB for these services.  We paid $3,448 in tax fees during Fiscal 2008.  We paid $3,375 for tax related services during the Transition Period.

Policy on Accounting Matters; Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The primary purpose of the Audit Committee is to assist the Board in monitoring (i) the integrity of our financial statements and disclosures, including oversight of the accounting and financial reporting processes and the audits of our financial statements, (ii) compliance with our legal, ethical, and regulatory requirements, and (iii) the independence and performance of our independent registered public accounting firm.

The Audit Committee’s policy is to pre-approve all audit and non-audit services, other than de minimis non-audit services, provided by the independent registered public accounting firm.  These services may include, among others, audit services, audit-related services, tax services, and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular services or categories of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

The Audit Committee considers the provision of non-audit services by our independent registered public accounting firm compatible with its independence.  The Audit Committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)(1) The following consolidated financial statements of AeroGrow International, Inc. are included in Item 8, “Financial Statements” of the Original Annual Report.

Statements of Operations — Fiscal Years ended March 31, 2008, March 31, 2007 and the Transition Period ended March 31, 2006
Balance Sheets — March 31, 2008 and March 31, 2007
Statements of Cash Flows — Fiscal Years ended March 31, 2008, March 31, 2007 and the Transition Period ended March 31, 2006
Consolidated Statements of Stockholders’ Equity — Fiscal Years ended March 31, 2008, March 31, 2007 and the Transition Period ended March 31, 2006
Notes to Financial Statements

(a)(3) and (b) Exhibits:
 The Exhibit Index included at the end of this Form 10-K/A is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of July, 2008.

AEROGROW INTERNATIONAL, INC.
A NEVADA CORPORATION

By:	/s/ Jervis B. Perkins
Jervis B. Perkins
President and Chief Executive Officer

By:	/s/ H. MacGregor Clarke
H.  MacGregor Clarke
Chief Financial Officer and Treasurer

By:	/s/ Grey H. Gibbs
Grey H.  Gibbs
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of July, 2008.

Signature	Title

*	Chairman of the Board
Jack J. Walker

*	Chief Financial Officer and Treasurer
H. MacGregor Clarke

*	Controller and Chief Accounting Officer
Grey H. Gibbs

*	Director
Linda Graebner

*	Director
Peter A. Michel

*	Director
Suresh Kumar

*	Director
Michael D. Dingman, Jr.

*By: /s/  Jervis B. Perkins
Jervis B. Perkins
As Attorney-In-Fact

Exhibit Index

Exhibit Number		Description of Exhibits
31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.