Form 10-Q
period 2008-06-30
AeroGrow International, Inc.
filed 2008-08-07
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of July 31, 2008:  12,115,992

AeroGrow International, Inc.

FORM 10-Q REPORT
June 30, 2008

NOTE CONCERNING FORWARD-LOOKING INFORMATION

In addition to historical information, certain matters contained in this report contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "may," "will," "believes," "expects," "anticipates," or similar expressions.  These forward-looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements involve known and unknown risks, uncertainties, and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2008.

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2008	2008
ASSETS
Current assets
Cash	$344,981	$1,559,792
Restricted cash	473,275	86,676
Accounts receivable, net of allowance for doubtful accounts of $507,999 and $511,710 at June 30, 2008 and March 31, 2008, respectively	2,419,351	2,412,101
Other receivable	323,451	422,530
Inventory	4,951,647	4,688,444
Prepaid expenses and other	730,137	762,013
Total current assets	9,242,842	9,931,556
Property and equipment, net of accumulated depreciation of $1,002,849 and $816,804 at June 30, 2008 and March 31, 2008, respectively	1,820,669	1,830,646
Other assets
Intangible assets, net of $22,962 and $17,432 of accumulated amortization at June 30, 2008 and March 31, 2008, respectively	132,910	56,263
Deposits	101,164	101,164
	234,074	157,427
Total Assets	$11,297,585	$11,919,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion - long term debt	$1,733,502	$128,927
Due to factor	-	1,480,150
Accounts payable	4,275,844	3,023,366
Accrued expenses	2,145,248	2,452,025
Customer Deposits	244,857	232,200
Deferred rent	35,327	65,037
Total current liabilities	8,434,778	7,381,705
Long term debt	1,214,507	129,373
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized, 12,100,387 and 12,076,717 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	12,100	12,076
Additional paid-in capital	44,081,632	44,024,559
Accumulated (deficit)	(42,445,432)	(39,628,084)
Total Stockholders' Equity	1,648,300	4,408,551

Total Liabilities and Stockholders' Equity	$11,297,585	$11,919,629

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2008	2007
Revenue
Product sales	$6,720,081	$6,278,685

Operating expenses
Cost of revenue	3,686,823	3,575,276
Research and development	725,415	521,819
Sales and marketing	3,449,883	2,920,987
General and administrative	1,518,712	1,255,008
Total operating expenses	9,380,833	8,273,090

Loss from operations	(2,660,752)	(1,994,405)

Other (income) expense, net
Interest (income)	(1,050)	(37,859)
Interest expense	157,647	66,184
Loss on modification of debt	--	--
Registration rights penalty	--	--
Total other (income) expense, net	156,597	28,325

Net loss	$(2,817,349)	$(2,022,730)

Net loss per share, basic and diluted	$(0.23)	$(0.18)

Weighted average number of common shares outstanding, basic and diluted	12,100,387	11,085,389

Gross Margin	$3,033,258	$2,703,409

See accompanying notes to the condensed financial statements.

AEROG ROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(2,817,349)	$(2,022,730)
Adjustments to reconcile net (loss) to cash provided (used) by operations:
Issuance of common stock and options under equity compensation plans	15,011	123,202
Depreciation and amortization expense	191,573	87,802
Allowance for bad debt	(3,711)	(24,099)
Amortization of debt issuance costs	22,135	--
Change in assets and liabilities:
(Increase) in accounts receivable	(3,539)	(288,767)
(Increase) decrease in other receivable	99,079	(47,249)
(Increase) decrease in inventory	(263,203)	32,390
Decrease in other current assets	9,741	61,900
(Increase) in deposits	--	(100,884)
Increase (decrease) in accounts payable	1,252,478	(1,591,211)
(Decrease) in accrued expenses	(306,777)	(84,419)
Increase in customer deposits	12,657	910,847
Increase (decrease) in deferred rent	(29,710)	3,752
Net cash (used) by operating activities	(1,821,615)	(2,939,466)
Cash flows from investing activities:
Increase in restricted cash	(386,599)	(673)
Purchases of equipment	(176,068)	(129,433)
Patent expenses	(82,177)	(3,691)
Net cash (used) by investing activities	(644,844)	(133,797)
Cash flows from financing activities:
Increase (decrease) in amount due to factor	(1,480,150)	620,989
Stock repurchase	--	--
Proceeds from long term debt	2,720,279	--
Proceeds from issuance of common stock, net	--	--
Proceeds from exercise and issuance of warrants	25,000	375,000
Proceeds from the exercise of stock options	17,086	--
Principal payments on capital leases	(30,567)	--
Repayment of convertible debentures	--	--
Net cash provided by financing activities	1,251,648	995,989
Net (decrease) in cash	(1,214,811)	(2,077,274)
Cash, beginning of period	1,559,792	5,495,501
Cash, end of period	$344,981	$3,418,227

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

AeroGrow International, Inc. (the “Company”) was incorporated in the State of Nevada on March 25, 2002.  On January 12, 2006, the Company and Wentworth I, Inc., a Delaware corporation (“Wentworth”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) which was consummated on February 24, 2006.  Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (the “Merger”). The Merger, for accounting and financial reporting purposes, has been accounted for as an acquisition of Wentworth by the Company.  As such, the Company was the accounting acquirer in the Merger, and the historical financial statements of the Company will be the financial statements for the Company following the Merger.

The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking, and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and in March 2006, began shipping these systems to retail and catalogue customers. Prior to March 2006 when the Company commenced sales of its aeroponic garden systems, the Company was considered a Development Stage Enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Today the Company manufactures, distributes, and markets over 11 different models of its AeroGarden systems in multiple colors, as well as over 50 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue, and direct-to-consumer sales in the United States as well as selected countries in Europe, Asia, and Australia.

2.	Basis of Presentation

Interim Financial Information

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the SEC.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2008, the results of operations for the three months ended June 30, 2008 and 2007, and the cash flows for the three months ended June 30, 2008 and 2007. The results of operations for the three months ended June 30, 2008, are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2008, is derived from the Company’s audited financial statements.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98.  SFAS No. 128 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” replaces the industry segment approach under previously issued pronouncements with the management approach.  The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments.  SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.  At present, the Company only operates in one segment.

Concentrations of Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution exceeded the $100,000 federally insured limit as of June 30, 2008, and June 30, 2007.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying values of all financial instruments approximate their fair value.

Customers:

The Company maintains a credit insurance policy on many of its trade accounts receivables. For the three months ended June 30, 2008, the Company had two customers who represented 6.0% and 5.8% of the Company’s net product sales.  These customers accounted for 10.7% and 9.4% of the total outstanding accounts receivable at June 30, 2008. The Company had one customer, Linens ‘n Things, Inc., that accounted for 17.1% of the total outstanding accounts receivables at June 30, 2008 before allowance for bad debts.  This amount (the “Linens ‘n Things Receivable”) was outstanding on May 2, 2008, when Linens ‘n Things, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Linens ‘n Things Receivable was excluded from coverage under the Company’s credit insurance policy, and the Company’s supplemental credit coverage expired April 15, 2008.  The Company therefore has, as of June 30, 2008, reserved for $400,000, or approximately 80%, of the Linens ‘n Things Receivable, in determining its Allowance for Doubtful Accounts.

For the three months ended June 30, 2007, the Company had one customer who represented 17.7% of net product sales.  At June 30, 2007, this customer accounted for less than 1% of the total outstanding accounts receivable.  In addition, at June 30, 2007, the Company had two customers accounting for 26.3% and 19.7%, respectively, of total accounts receivable outstanding.

Suppliers:

For the three months ended June 30, 2008, the Company purchased inventories and other inventory related items from three suppliers totaling $996,481, $686,428, and $267,154, representing 27.0%, 18.6%, and 7.2% of cost of sales, respectively.  For the three months ended June 30, 2007, the Company purchased inventories and other inventory-related items from one supplier totaling $680,050, representing 19.0% of cost of sales.   Although the Company believes alternate sources of manufacturing could be obtained, loss of any of these three suppliers could have an adverse impact on operations.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Inventory

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs where the Company is the manufacturer are raw materials, labor, and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”.  A majority of the Company’s products are manufactured overseas and are recorded at cost.

	June 30,	March 31,
	2008	2008
Finished goods	$3,771,233	$3,669,693
Raw materials	1,180,414	1,018,751
	$4,951,647	$4,688,444

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2008, and March 31, 2008, the Company determined that no inventory obsolescence reserve was required.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $105,933 and $294,715 of revenue as of June 30, 2008 and June 30, 2007, respectively, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct-to-consumer sales because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. The Company also, as of June 30, 2008 and June 30, 2007, did not record $32,556 and $89,828, respectively, of product costs associated with the foregoing revenue because the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $56,924 and $910,847 of revenue as of June 30, 2008 and June 30, 2007, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods. Deferred payments for these goods are charged to Customer Deposits. The Company also deferred, as of June 30, 2008 and June 30, 2007, recognition of $24,491 and $457,597, respectively, of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At June 30, 2008 and June 30, 2007, the Company had accrued $358,096 and $148,089 respectively, as its estimate for the foregoing deductions and allowances.

Advertising and Production Costs

The Company expenses all production costs related to advertising as incurred. These costs include actual advertising such as print, television, and radio advertisements which are expensed when the advertisement is broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with the Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” In accordance with SOP No. 93-7, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of June 30, 2008 and June 30, 2007, the Company had deferred $27,066 and $0, respectively, related to such media costs. Advertising expenses for the three months ended June 30, 2008 and June 30, 2007 were $3,449,883 and $2,920,987, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of June 30, 2008 and June 30, 2007 a provision for potential future warranty costs of $65,969 and $47,633, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of June 30, 2008 and June 30, 2007, the Company has recorded a reserve for customer returns of $291,382 and $166,159, respectively.

Fair Value

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities, which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial statements as of June 30, 2008.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect its adoption will have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.”  SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivate Instruments and Hedging Activities.” and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption will have a material impact on the Company’s financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on its financial position, results of operations, and cash flows and does not expect that the adoption will have a material impact on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157.” The Company adopted SFAS No. 159 beginning April 1, 2008. The Company does not expect that the adoption will have a material effect on the Company’s financial statements.

3.	Capital Lease Obligations

The Company has capitalized lease obligations for computer equipment, licensed software, and factory equipment due on various dates through November 2010 of $257,015 as of June 30, 2008. The interest rates range from 12% to 15% per annum. These lease obligations are collateralized by the related assets with a net book value of $247,095 as of June 30, 2008. In addition, recorded in deposits, is a security deposit of $48,180 which will be released upon the Company achieving certain financial requirements. The leases also required $21,465 in prepaid rents.

4.	Long Term Debt and Current Portion – Long Term Debt

On May 19, 2008, the Company and Jack J. Walker, one of our directors, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank (the “Business Loan Agreement”) for a loan to the Company in the principal amount of $1,000,000 (the ‘First National Loan”). The Company has agreed, among other things, that while the Business Loan Agreement is in effect, the Company will not (without First National Bank's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000, and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of our assets (except as specifically allowed), or (iii) sell with recourse any of our accounts, except to First National Bank. In the event of a default under the First National Loan, at First National Bank's option, all indebtedness owed under the First National Loan will become immediately due and payable.

Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 19, 2009. The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009. The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty. In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.  As of June 30, 2008, $1,000,000 was outstanding under the First National Note.

On May 22, 2008, we also entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLoans Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”). Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company. As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly. If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009. We granted WLLC a security interest in all of our assets, subordinate to the security interests in such assets to be granted to FCC and First National Bank (each as described above). Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable. In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.  As of June 30, 2008, loans totaling $600,000 were outstanding under the WLLC Loan Agreement.

The WLLC Loan Agreement also set forth the terms and conditions under which Mr. Walker agreed to act as co-borrower on the First National Loan. In consideration for Mr. Walker's agreement to act as co-borrower, the Company agreed to: (i) pay Mr. Walker a service fee of $50,000; (ii) allow Mr. Walker to purchase the First National Loan in the event of the Company’s default under the First National Loan and to repay Mr. Walker any amounts expended by Mr. Walker on the First National Loan, together with interest at an annual rate of 18%; and (iii) terminate and release Mr. Walker from any obligation under the First National Loan on the one-year anniversary of the execution date of the First National Loan Agreement.

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital (“FCC”) (the “FCC Loan Agreement”) for a revolving credit facility in the amount of $12,000,000 (the “Revolving Credit Facility”).  The Revolving Credit Facility has an initial two-year term, with one-year renewals thereafter. Loans under the Revolving Credit Facility bear interest at a rate of prime plus 2%, with the interest rate adjusting to prime plus 1.5% as of January 1, 2009.  The Company must pay a minimum monthly interest payment equal to the amount that would have been owed on an outstanding principal amount of $3,000,000. Continued availability of the Revolving Credit Facility is subject to our compliance with customary financial and reporting covenants. The purpose of the Revolving Credit Facility is to provide additional working capital. As collateral for the Revolving Credit Facility, the Company granted to FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  As of June 30, 2008, loans totaling $1,120,276 were outstanding under the Revolving Credit Facility.

As of June 30, 2008, the Company was not in compliance with two covenants under the FCC Loan Agreement.  As of July 31, 2008, FCC and AeroGrow executed an amendment to the FCC Loan Agreement (the “FCC Amendment”).  The FCC Amendment re-set the covenant levels for June 30, 2008 and future periods, thus waving the non-compliance as of June 30, 2008, under the old covenants, temporarily reduced certain restrictions on our ability to borrow against inventory, and increased the interest rate to prime plus 3.5%.  After the FCC Amendment, the Company was in compliance with the revised covenants as of June 30, 2008.

5.	Due to Factor

On February 9, 2007, the Company entered into an agreement with Benefactor Funding Corp. (“Benefactor”) whereby Benefactor agreed to factor the company’s retail accounts receivable invoices.  As of March 31, 2008, Benefactor had advanced the Company $1,480,150 against invoices totaling $1,915,815.   The factored receivables are considered recourse and are presented at gross value in the accompanying balance sheets.  On April 16, 2008, the Company gave notice to Benefactor of its intent to terminate the facility. The facility was terminated on June 24, 2008.

6.	Equity Compensation Plans

For the three months ended June 30, 2008, the Company granted 30,000 options to purchase the Company’s common stock at an exercise price of $2.60 per share and 237,423 options to purchase the Company’s common stock at an exercise price of $2.96 per share under the 2005 Equity Compensation Plan (“2005 Plan”).  Options granted during the three months ended June 30, 2008, are subject to shareholder approval at the Company’s next annual meeting.  The Company did not grant any options during the three months ended June 30, 2007.

During the three months ended June 30, 2008, there were 6,067 options to purchase common stock forfeited and 13,670 shares issued upon exercise of outstanding stock options under the Company’s equity compensation plans.  There were no exercises or forfeitures of stock options under the Company’s equity compensation plans for the three months ended June 30, 2007.  As of June 30, 2008, the Company had granted options for 7,136 shares of the Company’s common stock that are unvested that will result in $15,483 of compensation expense in future periods if fully vested.  As of June 30, 2008, the Company had also granted 502,000 options, subject to shareholder approval.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 123R, compensation expense related to options granted subject to shareholder approval is not determined until such time as the options receive final approval.

Information regarding all stock options outstanding under the 2005 Plan as of June 30, 2008 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	8,231	1.13	$0.12		8,231	1.13	$0.12
Over $0.50 to $3.00	358,368	3.84	$2.47		150,623	2.60	$2.13
Over $5.00 to $5.50	1,341,404	3.06	$5.00		1,218,273	2.90	$5.00
Over $5.50	93,634	4.03	$5.90		55,880	3.72	$5.90
	1,801,637	3.26	$4.42	$ 84,390	1,433,007	3.26	$4.62	$ 84,390

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day (June 30, 2008) of the period presented. For the three months ended June 30, 2008, 13,670 options to purchase the Company’s common stock were exercised under the plan resulting in $17,086 in proceeds to the Company.

7.	Income Taxes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on April 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date of April 1, 2007, the Company had no unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. It is possible that the Company’s unrecognized tax benefit may change; however, the Company does not expect any such change to be material.

The Company is subject to U.S. federal income tax as well as income tax of several state jurisdictions including primarily Colorado and California. With few exceptions, the Company is no longer subject to U. S. federal, state, and local income tax examinations by tax authorities for the years before 2004 for federal and 2003 for state returns. Some federal and state income tax returns for 2003 through 2007 were or will be filed on a delinquent basis in the applicable jurisdictions.

8.	Related Party Transactions

On May 19, 2008, the Company and Jack J. Walker, one of our directors, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank (the “Business Loan Agreement”) for a loan to the Company in the principal amount of $1,000,000 (the ‘First National Loan”). The Company has agreed, among other things, that while the Business Loan Agreement is in effect, the Company will not (without First National Bank's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000, and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of our assets (except as specifically allowed), or (iii) sell with recourse any of our accounts, except to First National Bank. In the event of a default under the First National Loan, at First National Bank's option, all indebtedness owed under the First National Loan will become immediately due and payable.

Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 19, 2009. The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009. The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty. In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.  As of June 30, 2008, $1,000,000 was outstanding under the First National Note.

On May 22, 2008, we also entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLoans Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”). Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company. As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly. If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009. We granted WLLC a security interest in all of our assets, subordinate to the security interests in such assets to be granted to FCC and First National Bank (each as described above). Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable. In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.  As of June 30, 2008, loans totaling $600,000 were outstanding under the WLLC Loan Agreement.

The WLLC Loan Agreement also set forth the terms and conditions under which Mr. Walker agreed to act as co-borrower on the First National Loan. In consideration for Mr. Walker's agreement to act as co-borrower, the Company agreed to: (i) pay Mr. Walker a service fee of $50,000; (ii) allow Mr. Walker to purchase the First National Loan in the event of the Company’s default under the First National Loan and to repay Mr. Walker any amounts expended by Mr. Walker on the First National Loan, together with interest at an annual rate of 18%; and (iii) terminate and release Mr. Walker from any obligation under the First National Loan on the one-year anniversary of the execution date of the First National Loan Agreement.

Mr. Walker provided a guarantee against certain contingent liabilities related to the FCC Loan Agreement (described in Note 4. Long Term Debt and Current Portion – Long Term Debt, and below in Liquidity and Capital Resources).  In return for this guarantee, the Company paid Mr. Walker a fee of $7,500.

9.	Stockholders’ Equity

A summary of the Company’s warrant activity for the period from April 1, 2008, through June 30, 2008, is presented below:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding, March 31, 2008	5,694,736	$6.66
Granted	--	$--
Exercised	(10,000)	$2.50
Expired	--	$--
Outstanding, June 30, 2008	5,684,736	$6.67

 As of June 30, 2008, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life
15,000	$5.00	0.35
580,000	$5.01	2.20
644,000	$6.00	2.87
2,232,300	$6.25	2.65
50,000	$6.96	4.08
1,283,436	$7.57	3.74
800,000	$8.00	6.17
80,000	$8.25	6.17
5,684,736	$6.67	3.43

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2008 and June 30, 2007. The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” ” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance, and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the period ended March 31, 2008, and filed on June 26, 2008 with the Securities and Exchange Commission (the “SEC”) and the Form S-3/A filed with the SEC September 28, 2007. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in the Company’s other filings with the SEC.

Overview

AeroGrow International, Inc. was incorporated in the State of Nevada on March 25, 2002.  On January 12, 2006, the Company and Wentworth I, Inc., a Delaware corporation (“Wentworth”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) which was consummated on February 24, 2006.  Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (the “Merger”). The Merger, for accounting and financial reporting purposes, has been accounted for as an acquisition of Wentworth by the Company.  As such, the Company was the accounting acquirer in the Merger, and the historical financial statements of the Company will be the financial statements for the Company following the Merger.

The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking, and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. Prior to March 2006 when the Company commenced sales of its aeroponic garden systems, the Company was considered a Development Stage Enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Today the Company manufactures, distributes, and markets over 11 different models of its AeroGarden systems in multiple colors, as well as over 50 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue, and direct-to-consumer sales in the United States as well as selected countries in Europe and Asia, and in Australia.

Our Critical Accounting Policies

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs where the Company is the manufacturer are raw materials, labor, and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”.  A majority of the Company’s products are manufactured overseas and are recorded at cost.

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2008 and March 31, 2008, the Company determined that no inventory obsolescence reserve was required.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $105,933 and $294,715 of revenue as of June 30, 2008 and June 30, 2007, respectively, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct-to-consumer sales because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. The Company also, as of June 30, 2008 and June 30, 2007, did not record $32,556 and $89,828, respectively, of product costs associated with the foregoing revenue because the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $56,924 and $910,847 of revenue as of June 30, 2008 and June 30, 2007, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods. Deferred payments for these goods are charged to Customer Deposits. The Company also deferred, as of June 30, 2008 and June 30, 2007, recognition of $24,491 and $457,597, respectively, of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At June 30, 2008 and June 30, 2007, the Company had accrued $358,096 and $148,089 respectively, as its estimate for the foregoing deductions and allowances.

Advertising and Production Costs
The Company expenses all production costs related to advertising as incurred. These costs include actual advertising such as print, television, and radio advertisements which are expensed when the advertisement is broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with the Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” In accordance with SOP No. 93-7, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of June 30, 2008 and June 30, 2007, the Company had deferred $27,066 and $0, respectively, related to such media costs. Advertising expenses for the three months ended June 30, 2008 and June 30, 2007 were $3,449,883 and $2,920,987, respectively.

Warranty and Return Reserves
 The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of June 30, 2008 and June 30, 2007 a provision for potential future warranty costs of $65,969 and $47,633, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of June 30, 2008 and June 30, 2007, the Company has recorded a reserve for customer returns of $291,382 and $166,159, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in sales.

Equity Compensation Plans
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

 Fair Value

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities, which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial statements as of June 30, 2008.

Results of Operations

For the quarter ended June 30, 2008, our sales totaled $6,720,081, an increase of 7% from the same period in 2007, reflecting an increase in our direct-to-consumer and international sales, partially offset by a decline in our sales to retailer customers.  The increase in direct-to-consumer sales resulted primarily from our catalogue operations which was newly-launched in August 2007, and which mailed over 1.4 million catalogues during the quarter ended June 30, 2008.  The year-over-year retail sales decline principally reflected a plan we developed in conjunction with our retailer customer to minimize the potential disruption from a transition to our new, expanded product line in late summer 2008 (the “Transition Plan”).  The Transition Plan called for retailers to delay ordering product from us, allowing the retailers to reduce the amount of our products they had in inventory at the time of the switch to the new products.  This had the effect of reducing our sales to retailers during the quarter ended June 30, 2008, despite an increase in the number of storefronts carrying our products to 5,150 at June 30, 2008 from 1,250 at June 30, 2007, a 312% increase.

Our gross margin for the quarter ended June 30, 2008 was 45.1%, an increase of 2 percentage points from the same period in 2007.  The improvement in gross margin resulted from a number of factors, including an increased mix of higher-priced direct-to-consumer sales, favorable product mix, and purchasing, distribution logistics, and manufacturing efficiencies.

Sales and marketing costs totaled $3,449,883 for the quarter ended June 30, 2008, an increase of 18.1% from the quarter ended June 30, 2007, reflecting an increase in sales and marketing headcount, and personnel-related costs necessary to support the increased annual scale of our business.

General and administrative costs increased by $263,704, or 21.0%, to $1,518,712 for the quarter ended June 30, 2008.  $200,000 of the increase related to severance expense recognized during the quarter that related to the departure of our former chief financial officer.

Our net loss for the quarter ended June 30, 2008 totaled $2,817,349, as compared to a net loss of $2,022,730 in the same period in 2007.

The following table sets forth, as a percentage of sales, our financial results for the three months ended June 30, 2008 and the three months ended June 30, 2007:

	Three Months Ended June 30,
	2008	2007
Revenue
Product sales - retail, net	39.3%	65.8%
Product sales - direct to consumer, net	49.7%	34.2%
Product sales – international	11.0%	--%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	54.9%	56.9%
Research and development	10.8%	8.3%
Sales and marketing	51.3%	46.5%
General and administrative	22.6%	20.0%
Total operating expenses	139.6%	131.7%
Other (Income) Expense, Net	2.3%	0.5%
Net Loss	-41.9%	-32.2%

For the three months ended June 30, 2008 and June 30, 2007, revenue totaled $6,720,081 and $6,278,685 respectively, an increase year-over-year of 7.0% or $441,396.

	Three Months Ended June 30,
Product Revenue	2008	2007
Retail, net	$2,642,575	$4,129,853
Direct to consumer, net	3,339,410	2,148,832
International	738,096	--
Total	$6,720,081	$6,278,685

The increase in revenue primarily came from an increase in sales made directly to consumers, which are generated through television infomercials, our own catalogue mailings, or through our website.  These direct-to-consumer sales increased 55.4%, or $1,190,578, principally because of sales generated by our catalogue mailings.  For the three months ended June 30, 2008 we mailed approximately 1,443,000 catalogues to consumers.  We did not begin our own catalogue operations until August 2007, and, as a result, had no revenue from this source in the quarter ended June 30, 2007.

We offer our direct customers trial sales, requiring them to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period (such sales, “Trial Sales”). We do not recognize the revenue from Trial Sales until the expiration of the trial period. Accordingly, we did not record $105,933 and $294,715 of revenue from these Trial Sales as of June 30, 2008 and June 30, 2007, respectively. We also deferred, as of June 30, 2008 and June 30, 2007, recognition of $32,556 and $89,828, respectively, of product costs associated with these Trial Sales because the customers are required to return the product at the end of the trial period if they choose not to purchase the product, and we are therefore able to recover these costs through resale of the goods. All costs associated with the acquisition of Trial Sales, including media, telemarketing, order processing, fulfillment, and outbound freight were expensed as incurred during the quarter.

Sales to our retailer customers totaled $2,642,575 during the quarter ended June 30, 2008, a decrease of 36.0%, or $1,487,278.  This decline in revenue was primarily caused by an anticipated slow-down in orders from our retailer customers in advance of the launch of several new products.  We developed a plan, in conjunction with our retailer customers, to manage the transition of product into the retail selling channel.  This plan involved the retailers delaying new orders for our products in order to allow their existing inventories of our products to decline prior to bringing in the new, expanded product line, beginning in the fall of 2008.  This managed transition program therefore constrained our sales to retailers during the quarter ended June 30, 2008 by an undetermined amount.

The decline in our sales to retailers came despite an increase in the number of retail locations offering our products.  At June 30, 2008, our products were being sold through retail chains and other retailers totaling 5,150 storefronts, up 312% from the 1,250 storefronts offering our products at June 30, 2007.

In addition, we did not record $56,924 and $910,847 of revenue as of June 30, 2008 and June 30, 2007, respectively, related to the wholesale sales value of inventory held by our retail shopping channel customers as these sales are contingent upon the shopping channel selling the goods. Payments for the goods deferred in the foregoing were charged to customer deposits. We have also deferred, as of June 30, 2008 and June 30, 2007, recognition of $24,491 and $457,597, respectively, of product and freight costs associated with this sale, which have been included in inventory.

We began selling our products into markets outside North America in September, 2007.  In the quarter ended June 30, 2008, sales in Australia and countries in Europe and Asia totaled $738,096, as compared to no international sales for the three months ended June 30, 2007.

Our products consist of our AeroGardens as well as seed kits and accessories, which represent recurring revenue opportunity for each AeroGarden sold.  A summary of the sales of these two product categories for the three months ended June 30, 2008 and June 30, 2007 is as follows:

	Three Months Ended June 30,
	2008	2007
Product Revenue
AeroGardens	$4,983,416	$5,643,885
Seed kits and accessories	1,736,665	634,800
Total	$6,720,081	$6,278,685
% of Total Revenue
AeroGardens	74.2%	89.9%
Seed kits and accessories	25.8%	10.1%
Total	100.0%	100.0%

Sales of AeroGardens were adversely impacted by the retail channel product transition plan (described above), offset by the positive impact of increased catalogue sales direct to consumers during the quarter ended June 30, 2008.  Overall, AeroGarden sales declined 11.7% or $660,469 from the quarter ended June 30, 2007.  Seed kit and accessory sales increased by 173.6% or $1,101,865, a result of the increase in the cumulative number of AeroGardens we have sold, to 496,089 as of June 30, 2008, from 178,839 a year earlier.

Cost of revenue for the three months ended June 30, 2008 and June 30, 2007 totaled $3,686,823 and $3,575,276, an increase of 3.1% or $111,547.  As a percent of total revenue, these costs declined two percentage points to 54.9% for the quarter ended June 30, 2008 from 56.9% a year earlier.  Cost of revenue include product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported. The dollar amount of cost of revenue increased primarily as a result of the 7.0% increase in revenue discussed above, offset by cost savings associated with improved purchasing, distribution logistics, and manufacturing efficiencies. Cost of revenue improved as a percent of sales over the prior period because of a number of factors, including the increased mix of higher-priced direct-to-consumer sales, favorable product mix, as well as the purchasing, distribution logistics, and manufacturing efficiencies mentioned above.

The gross margin for the quarter ended June 30, 2008 was 45.1%, up two percentage points from 43.1% for the quarter ended June 30, 2007.  The increase reflects the impacts discussed above concerning the change in cost of revenue.

Sales and marketing costs for the three months ended June 30, 2008 totaled $3,449,883, as compared to $2,920,987 for the three months ended June 30, 2007, an increase of 18.1% or $528,896.  Sales and marketing costs include all costs associated with the marketing, sales, customer support, and sales order processing for our products and consist of the following:

	Three Months Ended June 30,
	2008	2007
Advertising	$1,485,884	$1,366,790
Personnel	1,117,969	666,118
Sales commissions	141,881	236,693
Trade Shows	113,219	110,501
Other	590,930	540,885
	$3,449,883	$2,920,987

Advertising is principally comprised of the costs of development, production and airing of our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs. Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, for all our channels of distribution, in addition to generating direct-to-consumer sales.  Advertising expense totaled $1,485,884 for the quarter ended June 30, 2008, an increase of 8.7%, or $119,094.  The increase was caused by costs related to our catalogue operations, which had not yet begun in the year earlier quarter, offset by a 59% reduction in the amount of television media expense we incurred during the quarter ended June 30, 2008.

Sales and marketing personnel costs shown above consist of salaries, payroll taxes, employee benefits, and other payroll costs for our sales, customer service operations, graphics, and marketing departments. For the three months ended June 30, 2008, personnel costs for sales and marketing were $1,117,969 as compared to $666,118 for the three months ended June 30, 2007, an increase of 67.8%, or $451,851.  The increase principally reflects a higher number of employees in our telesales operations, in our customer service department to support the increase in our established customer base, and in our outside sales force to support our expanded retail business.

Sales commissions, ranging from 4% to 7% of collections from our retailer customers, are paid to sales representative organizations that assist us in developing and maintaining our relationships with retailers.  The year-over-year decline in sales commissions reflects the decline in sales to retailers during the quarter ended June 30, 2008, as discussed above.

General and administrative costs for the three months ended June 30, 2008 totaled $1,518,712 as compared to $1,255,008 for the three months ended June 30, 2007, an increase of 21.0%, or $263,704.  The increase principally reflects a severance expense accrual of $200,000 recognized upon the departure of our former Chief Financial Officer, legal fees related to financing transactions completed during the quarter (described in Liquidity and Capital Resources, below), personnel expense related to new executives, and incentive compensation accruals, offset by cost reductions associated with headcount reductions taken during the quarter.

Research and development costs for the quarter ended June 30, 2008 totaled $725,415, an increase of 39.0%, or $203,596, from the quarter ended June 30, 2007.  The higher cost reflects our increased new product development activity in anticipation of new products to be launched over the balance of calendar 2008, and into the future, and includes higher costs associated with product design, prototyping, testing, and engineering products for manufacturability.

Our loss from operations for the three months ended June 30, 2008 was $2,660,752 as compared to $1,994,405 for the three months ended June 30, 2007, an increased loss of $666,347.

Other income and expense for the quarter ended June 30, 2008 totaled to a net expense of $156,597, up 452.9%, or $128,272 from the net expense of $28,325 recorded for the quarter ended June 30, 2007.  The increase reflected a higher average level of interest bearing debt outstanding, an accrual related to sales taxes, and new capital leases entered into subsequent to June 30, 2007, combined with a lower average level of interest-bearing cash equivalents during the quarter.

Liquidity and Capital Resources

For the quarter ended June 30, 2008 and June 30, 2007, cash used in operations totaled $1,821,615 and $2,939,466, respectively.  The principal use of cash in operations during the quarter ended June 30, 2008 was the net loss, offset by a decrease in working capital requirements.

On May 19, 2008, the Company and Jack J. Walker, one of our directors, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank (the “Business Loan Agreement”) for a loan to the Company in the principal amount of $1,000,000 (the ‘First National Loan”). The Company has agreed, among other things, that while the Business Loan Agreement is in effect, the Company will not (without First National Bank's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000, and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of our assets (except as specifically allowed), or (iii) sell with recourse any of our accounts, except to First National Bank. In the event of a default under the First National Loan, at First National Bank's option, all indebtedness owed under the First National Loan will become immediately due and payable.

Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 19, 2009. The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009. The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty. In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.  As of June 30, 2008, $1,000,000 was outstanding under the First National Note.

On May 22, 2008, we also entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLoans Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”). Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company. As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly. If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009. We granted WLLC a security interest in all of our assets, subordinate to the security interests in such assets to be granted to FCC and First National Bank (each as described above). Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable. In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.  As of June 30, 2008, loans totaling $600,000 were outstanding under the WLLC Loan Agreement.

The WLLC Loan Agreement also set forth the terms and conditions under which Mr. Walker agreed to act as co-borrower on the First National Loan. In consideration for Mr. Walker's agreement to act as co-borrower, the Company agreed to: (i) pay Mr. Walker a service fee of $50,000; (ii) allow Mr. Walker to purchase the First National Loan in the event of the Company’s default under the First National Loan and to repay Mr. Walker any amounts expended by Mr. Walker on the First National Loan, together with interest at an annual rate of 18%; and (iii) terminate and release Mr. Walker from any obligation under the First National Loan on the one-year anniversary of the execution date of the First National Loan Agreement.

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital (“FCC”) (the “FCC Loan Agreement”) for a revolving credit facility in the amount of $12,000,000 (the “Revolving Credit Facility”).  The Revolving Credit Facility has an initial two-year term, with one-year renewals thereafter. Loans under the Revolving Credit Facility bear interest at a rate of prime plus 2%, with the interest rate adjusting to prime plus 1.5% as of January 1, 2009.  The Company must pay a minimum monthly interest payment equal to the amount that would have been owed on an outstanding principal amount of $3,000,000. Continued availability of the Revolving Credit Facility is subject to our compliance with customary financial and reporting covenants. The purpose of the Revolving Credit Facility is to provide additional working capital. As collateral for the Revolving Credit Facility, the Company granted to FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  As of June 30, 2008, loans totaling $1,120,276 were outstanding under the Revolving Credit Facility.

As of June 30, 2008, the Company was not in compliance with two covenants under the FCC Loan Agreement.  As of July 31, 2008, FCC and AeroGrow executed an amendment to the FCC Loan Agreement (the “FCC Amendment”).  The FCC Amendment re-set the covenant levels for June 30, 2008 and future periods, thus waving the non-compliance as of June 30, 2008, under the old covenants, temporarily reduced certain restrictions on our ability to borrow against inventory, and increased the interest rate to prime plus 3.5%.  After the FCC Amendment, the Company was in compliance with the revised covenants as of June 30, 2008.

Cash Requirements

In addition to our contractual obligations through the balance of the fiscal year for $597,981 of operating lease payments, $116,973 of capital lease payments, and required debt service payments under our debt agreements, we will require cash to:

•	Fund ongoing operations and working capital requirements,

•	Develop and execute our product development and market introduction plans,

•	Execute our sales and marketing plans,

•	Fund research and development efforts, and

•	Expand our international presence, particularly in Europe and Asia.

We expect to fund these, and any other cash requirements, with cash provided by operations, our $12 million Revolving Credit Facility and other debt facilities, as well as with existing cash and cash equivalents at June 30, 2008 totaling $818,256.

We cannot predict with certainty the cash and other, ongoing operational requirements for our proposed plans as market conditions, competitive pressures, regulatory requirements and customer requirements can change rapidly.  If we are unable to generate cash from operations at currently estimated levels, or if our access to new borrowings under our debt agreements are constrained, our ability to execute our operational plans could be adversely impacted.

We do not expect to enter into additional capital leases to finance major purchases. At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the financing arrangements described in this report. However, if business opportunities arise in the future, we may enter into financing arrangements to satisfy actual or anticipated capital needs.

As of June 30, 2008, we had cash and restricted cash totaling $818,256 as compared to $1,646,468 as of March 31, 2008.

Assessment of Future Liquidity and Results of Operations

Liquidity.  Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe we will be able to adequately fund our operations through at least the next twelve months. In making this assessment, we have considered:

•	Our cash and cash equivalents of $818,256 as of June 30, 2008,

•	The availability of funding under the Revolving Credit Facility,

•	The anticipated level of spending to support our planned initiatives over the remainder of 2008 and into 2009, and

•	Our expectations regarding cash flow from operations through our fiscal year ending March 31, 2009.

The availability of borrowings under the Revolving Credit Facility is subject to covenants and limitations that require us to maintain compliance with specified operating and financial covenants. While we were in compliance with all covenants, as amended, at June 30, 2008, there can be no assurance that we will continue to be in compliance with these covenants over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

Results of Operations.  There are several factors that could affect our results of operations over the remainder of the fiscal year ending March 31, 2009.  These factors include, but are not limited to, the following:

•	Sell-through of our products by our retailer customers to consumers, and the consequent impact on expected re-orders from our retailer customers,

•	Uncertainty regarding the impact of macroeconomic conditions on the retail market and on consumer spending,

•	The effectiveness of our consumer-focused marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customers, and

•	Sufficient capacity to meet demand and a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China.

Therefore, although we believe we are well-positioned to execute our plans for the fiscal year ending March 31, 2009, the factors noted above could impact our expected financial results, either positively or negatively.  As a result, we cannot be certain that third-party financial forecasts will prove to be accurate.

Off-Balance Sheet Arrangements

We have certain current commitments under capital leases and have not entered into any contacts for financial derivative such as futures, swaps, and options. We do not believe that these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest we pay on our debt, the interest we earn on our cash, cash equivalents, and short-term investments, and the value of those investments. Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income. The interest payable under our various debt agreements is determined in part based on the prime rate and, therefore, is affected by changes in market interest rates. Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon. Interest-bearing debt outstanding at June 30, 2008 and capital leases totaled approximately $2.9 million. Based on this amount, we would have a resulting decline in future annual earnings and cash flows of approximately $29,000 for every 1% increase in borrowing rates.

Foreign Currency Exchange Risk

We transact business primarily in U.S. currency.  Although we purchase our products in U.S. dollars, the prices charged by our Chinese factories are predicated upon their cost for components, labor, and overhead. Therefore, changes in the valuation of the U.S. dollar in relation to the Chinese currency may cause our manufacturers to raise prices of our products, which could reduce our profit margins.

In future periods over the long term, we anticipate we will be exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary.

Item 4T. Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive officer and financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

During the three months ended June 30, 2008, there has not been any material changes in risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended June 30, 2008, there were no matters brought to a vote of the security holders.

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
10.1
Commitment for Credit Facility by and between FCC, LLC, d/b/a First Capital and AeroGrow, dated May 20, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed May 23, 2008).

10.2
Business Loan Agreement by and between AeroGrow, Jack J. Walker, and First National Bank, dated May 16, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed May 23, 2008).

10.3	Promissory Note made by AeroGrow and Jack J. Walker, dated May 16, 2008 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed May 23, 2008).
10.4
Commercial Pledge Agreement by and between AeroGrow, Jack J. Walker, and First National Bank, dated May 16, 2008 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed May 23, 2008).

10.5	Loan Agreement by and between AeroGrow, Jack J. Walker, and WLoans, LLC, dated May 19, 2008 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed May 23, 2008).
10.6	Promissory Note made by AeroGrow, dated May 19, 2008 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed May 23, 2008).
10.7
Letter Agreement between AeroGrow International, Inc. and H. MacGregor (Greg) Clarke, dated May 21, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed May 28, 2008).

10.8
Loan and Security Agreement by and between FCC, LLC, d/b/a First Capital and AeroGrow, dated June 24, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed June 30, 2008).

10.9	Validity Agreement by and between Jervis B. Perkins, AeroGrow and First Capital, dated June 24, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed June 30, 2008).
10.10
Validity Agreement, by and between H. MacGregor Clarke, AeroGrow and First Capital, dated June 24, 2008 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed June 30, 2008).

10.11
Agreement between Benefactor Funding Corp, AeroGrow and FCC, LLC, d/b/a First Capital, dated June 24, 2008 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed June 30, 2008).

10.12
 Irrevocable Standby Letter of Credit in favor of Benefactor Funding Corp. in the amount of $343,092.34, dated June 25, 2008 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed June 30, 2008).

10.13
 Irrevocable Standby Letter of Credit in favor of Benefactor Funding Corp. in the amount of $38,193.66, dated June 25, 2008 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed June 30, 2008).

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act*
31.2	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act*
32.1	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act*
32.2	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act*
_______________________

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: August 7, 2008	/s/ Jervis B. Perkins
By: Jervis B. Perkins
Its: Chief Executive Officer (Principal Executive Officer) and Director

Date: August 7, 2008	/s/ H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: : August 7, 2008	/s /Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)