Form 10-Q
period 2008-09-30
AeroGrow International, Inc.
filed 2008-11-06
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of October 31, 2008:  12,152,068

AeroGrow International, Inc.

FORM 10-Q REPORT
September 30, 2008

NOTE CONCERNING FORWARD-LOOKING INFORMATION

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements.  n addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements include, but are not limited to, statements regarding the Company’s intent, belief, or current expectations regarding the Company’s strategies, plans, and objectives, the Company’s product release schedules, the Company’s ability to design, develop, manufacture, and market products, the Company’s intentions with respect to strategic acquisitions, the ability of the Company’s products to achieve or maintain commercial acceptance, and the Company’s ability to obtain financing for the Company’s obligations.  Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict.  Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the period ended March 31, 2008, and filed on June 26, 2008 with the Securities and Exchange Commission (the “SEC”) and the Form S-3/A filed with the SEC September 28, 2007.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report.  The information contained in this Quarterly Report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock.  Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in the Company’s other filings with the SEC.

i

Item 1.  Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2008	2008
ASSETS
Current assets
Cash	$414,461	$1,559,792
Restricted cash	431,413	86,676
Accounts receivable, net of allowance for doubtful accounts of $605,986 and $511,710 at September 30, 2008 and March 31, 2008, respectively	12,226,425	2,412,101
Other receivable	201,617	422,530
Inventory	10,392,701	4,688,444
Prepaid expenses and other	1,052,339	762,013
Total current assets	24,718,956	9,931,556
Property and equipment, net of accumulated depreciation of $1,229,412 and $816,804 at September 30, 2008 and March 31, 2008, respectively	2,002,120	1,830,646
Other assets
Prepaid debt issuance costs	310,593	-
Intangible assets, net of $36,386 and $17,432 of accumulated amortization at September 30, 2008 and March 31, 2008, respectively	209,106	56,263
Deposits	101,164	101,164
Total Other assets	620,863	157,427
Total Assets	$27,341,939	$11,919,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion - long-term debt	$2,150,588	$128,927
Due to factor	-	1,480,150
Accounts payable	10,745,818	3,023,366
Accrued expenses	3,424,919	2,452,025
Customer deposits	189,161	232,200
Deferred rent	44,525	65,037
Total current liabilities	16,555,011	7,381,705
Long-term debt	8,709,695	129,373
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 12,109,253 and 12,076,717 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	12,109	12,076
Additional paid-in capital	44,092,187	44,024,559
Accumulated (deficit)	(42,027,063)	(39,628,084)
Total stockholders' equity	2,077,233	4,408,551

Total Liabilities and Stockholders' Equity	$27,341,939	$11,919,629

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2008	2007	2008	2007
Revenue
Product sales	$13,854,930	$6,283,645	$20,575,011	$12,562,079

Operating expenses
Cost of revenue	8,026,325	3,765,376	11,713,148	7,347,794
Research and development	416,778	628,542	1,142,193	1,157,987
Sales and marketing	2,875,729	3,156,414	6,325,612	6,091,537
General and administrative	1,902,113	982,181	3,420,825	2,208,033
Total operating expenses	13,220,945	8,532,513	22,601,778	16,805,351

Profit (loss) from operations	633,985	(2,248,868)	(2,026,767)	(4,243,272)

Other (income) expense, net
Interest (income)	(454)	(32,341)	(1,504)	(70,200)
Interest expense	216,069	125,664	373,716	191,849
Other income	-	(2,929)	-	(2,929)
Total other (income) expense, net	215,615	90,394	372,212	118,720

Net income (loss)	$418,370	$(2,339,262)	$(2,398,979)	$(4,361,992)

Net income (loss) per share, basic	$(0.03)	$(0.20)	$(0.20)	$(0.39)

Net income (loss) per share, diluted	$(0.03)	$(0.20)	$(0.20)	$(0.39)

Weighted average number of common shares outstanding used to calculate basic net income per share	12,121,858	11,469,707	12,108,177	11,278,598

Effect of dilutive securities:
Equity based compensation	254,698	-	-	-
Weighted average number of common shares outstanding used to calculate diluted net income per share	12,376,556	11,469,707	12,108,177	11,278,598

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(2,398,979)	$(4,361,992)
Adjustments to reconcile net (loss) to cash provided (used) by operations:
Issuance of common stock and options under equity compensation plans	17,317	246,414
Issuance of warrants for services	-	23,003
Depreciation and amortization expense	431,563	184,746
Allowance for bad debt	94,276	1,908
Amortization of debt issuance costs	85,070	-
Change in assets and liabilities:
(Increase) in accounts receivable	(9,908,600)	(2,990,342)
Decrease in other receivable	220,913	1,772
(Increase) in inventory	(5,704,257)	(2,539,777)
(Increase) decrease in other current assets	(312,461)	65,361
(Increase) in prepaid debt issuance costs	(373,528)	-
(Increase) in deposits	-	(34,087)
Increase in accounts payable	7,722,452	843,353
Increase in accrued expenses	972,894	377,624
Increase (decrease) in customer deposits	(43,039)	900,568
Increase (decrease) in deferred rent	(20,512)	7,504
Net cash (used) by operating activities	(9,216,891)	(7,273,945)
Cash flows from investing activities:
Increase in restricted cash	(344,737)	(1,349)
Purchases of equipment	(584,082)	(273,417)
Patent expenses	(171,797)	(14,438)
Net cash (used) by investing activities	(1,100,616)	(289,204)
Cash flows from financing activities:
Increase (decrease) in amount due to factor	(1,480,150)	2,932,296
Proceeds from long-term debt	10,664,200	-
Proceeds from issuance of common stock, net	-	4,433,372
Proceeds from exercise and issuance of warrants	25,000	890,937
Proceeds from the exercise of stock options	25,343	9,503
Principal payments on capital leases	(62,217)	(4,473)
Net cash provided by financing activities	9,172,176	8,261,635
Net (decrease) increase in cash	(1,145,331)	698,486
Cash, beginning of period	1,559,792	5,495,501
Cash, end of period	$414,461	$6,193,987

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

AeroGrow International, Inc.  (the “Company”) was incorporated in the State of Nevada on March 25, 2002.  On January 12, 2006, the Company and Wentworth I, Inc., a Delaware corporation (“Wentworth”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on February 24, 2006.  Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (the “Merger”).  The Merger, for accounting and financial reporting purposes, has been accounted for as an acquisition of Wentworth by the Company.   The Company therefore uses the historical financial statements of the Company before the merger as the financial statements of the Company following the Merger.

The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking, and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities.  In December 2005, the Company commenced pilot production of its AeroGarden system and in March 2006, began shipping these systems to retail and catalogue customers.  Prior to March 2006 when the Company commenced sales of its aeroponic garden systems, the Company was considered a Development Stage Enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No.  7, “Accounting and Reporting by Development Stage Enterprises.” Today the Company manufactures, distributes, and markets over 11 different models of its AeroGarden systems in multiple colors, as well as over 50 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue, and direct-to-consumer sales in the United States as well as selected countries in Europe, Asia, and in Australia.

2.	Basis of Presentation

Interim Financial Information

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.  GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the SEC.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2008, the results of operations for the three and six months ended September 30, 2008 and 2007, and the cash flows for the six months ended September 30, 2008 and 2007.  The results of operations for the three and six months ended September 30, 2008, are not necessarily indicative of the expected results of operations for the full year or any future period.  The balance sheet as of March 31, 2008, is derived from the Company’s audited financial statements.

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

Net Income (Loss) per Share of Common Stock

The Company computes net profit (loss) per share of common stock in accordance with SFAS No.  128, “Earnings per Share,” and SEC Staff Accounting Bulletin No.  98.   SFAS No.  128 requires companies with complex capital structures to present basic and diluted earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented.  Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase profit per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Segments of an Enterprise and Related Information

SFAS No.  131, “Disclosures about Segments of an Enterprise and Related Information”, replaces the industry segment approach under previously issued pronouncements with the management approach.  The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments.  SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.  At present, the Company only operates in one segment.

Concentrations of Risk

SFAS No.  105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amounts on deposit with financial institutions exceed the federally insured limit as of September 30, 2008, and March 31, 2008.  However, management believes that the financial institutions are financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable.  The carrying values of all financial instruments approximate their fair values.

Customers:

The Company maintains a credit insurance policy on many of its trade accounts receivables.  For the three months ended September 30, 2008, the Company had three customers who represented 17.5%, 11.4% and 10.3% of the Company’s net product sales.  For the three months ended September 30, 2007, the Company had two customers who represented 24.0% and 17.8% of net product sales.  For the six months ended September 30, 2008, the Company had one customer who represented 13.7% of net product sales.  For the six months ended September 30, 2007, the Company had one customer who represented 12.0% of net product sales.

Suppliers:

For the three months ended September 30, 2008, the Company purchased inventories and other inventory-related items from three suppliers totaling $5,068,874, $2,119,490, and $2,052,164.  For the three months ended September 30, 2007, the Company purchased inventories and other inventory-related items from two suppliers totaling $2,240,978 and $1,382,769.  For the six months ended September 30, 2008, the Company purchased inventories and other inventory related items from three suppliers totaling $6,065,355, $2,738,592 and $2,386,644.  For the six months ended September 30, 2007, the Company purchased inventories and other inventory related items from two vendors totaling $3,287,599 and $2,062,819.  Although the Company believes alternate sources of manufacturing could be obtained, loss of any of these three suppliers could have an adverse impact on operations.

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

	September 30,	March 31,
	2008	2008
Finished goods	$8,525,260	$3,669,693
Raw materials	1,867,441	1,018,751
	$10,392,701	$4,688,444

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of September 30, 2008, and March 31, 2008, the Company determined that no inventory obsolescence reserve was required.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.  Accordingly, the Company did not record $5,409 and $280,493 of revenue as of September 30, 2008 and September 30, 2007, respectively, related to the unpaid balance due for direct-to-consumer sales because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs before making the required installment payments after the expiration of the 36-day trial period.  The Company also, as of September 30, 2008 and September 30, 2007, did not record $1,637 and $84,507, respectively, of production costs associated with the foregoing revenue because the consumer is required to return unpurchased product at the end of the trial period, enabling the Company to recover the production costs through resale of the returned goods.  The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $189,161 and $883,632 of revenue as of September 30, 2008 and September 30, 2007, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers because these sales are contingent upon the shopping channels selling the goods.  Deferred payments for these goods are charged to Customer Deposits.  The Company also deferred, as of September 30, 2008 and September 30, 2007, recognition of $91,000 and $510,462, respectively, of product and freight costs associated with these wholesale sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive.  At September 30, 2008 and September 30, 2007, the Company had accrued $858,898 and $372,788 respectively, as its estimate for the foregoing deductions and allowances.

Advertising and Production Costs

The Company records costs related to its direct response advertisements, including postage and printing costs incurred in conjunction with mailing direct response catalogues, and related costs, in accordance with the Statement of Position (“SOP”) No.  93-7, “Reporting on Advertising Costs.” SOP No.  93-7 stipulates that direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  The costs related to other forms of general advertising are expensed at the time the advertising is first run in accordance with SOP No.  93-7.   As of September 30, 2008 and September 30, 2007, the Company had deferred $481,526 and $0, respectively, related to such media costs.  Advertising expenses for the three and six months ended September 30, 2008 and September 30, 2007 were $330,859 and $1,816,743, respectively, and for the three and six months ended September 30, 2007 were $1,372,513 and $2,739,724, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of September 30, 2008 and September 30, 2007 a provision for potential future warranty costs of $74,484 and $49,424, respectively.

The Company reserves for known and potential returns from customers.  The calculation of refunds or credits for customer returns is based upon historical experience.  In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers.  As of September 30, 2008 and September 30, 2007, the Company has recorded a reserve for customer returns of $330,668, and $139,019, respectively.

Fair Value

The Company adopted SFAS No.  157, “Fair Value Measurements,” for financial assets and liabilities, which provides a single definition of fair value, establishes a framework for the measurement of fair value, and expands disclosure about the use of fair value to measure assets and liabilities.  In February 2007, the FASB issued SFAS No.  159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 157.” The Company adopted SFAS No.  159 beginning April 1, 2008.   The adoption of SFAS No.  157 and SFAS No.  159 for financial assets and liabilities did not have a material impact on the Company’s financial statements as of September 30, 2008.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No.  162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to United States Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect its adoption will have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS No.  161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS No.  133, “Accounting for Derivate Instruments and Hedging Activities.” and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not expect its adoption will have a material impact on the Company’s financial statement disclosures.

In December 2007, the FASB issued SFAS No.  141(R), “Business Combinations,” which amends SFAS No.  141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No.  141(R) is effective for fiscal years beginning on or after January 1, 2009, and is to be applied prospectively.  The Company is currently evaluating the potential impact of adopting this statement on its financial position, results of operations, and cash flows and does not expect that the adoption will have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No.  160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No.  51,” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.  SFAS No.  160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No.  160 is effective for fiscal years beginning on or after January 1, 2009.  The Company does not expect that the adoption will have a material impact on the Company's financial statements

3.	Capital Lease Obligations

The Company has capitalized lease obligations for computer equipment, licensed software, and factory equipment due on various dates through November 2010 of $218,024 as of September 30, 2008.  The interest rates range from 12% to 15% per annum.  These lease obligations are collateralized by the related assets with a net book value of $224,577 as of September 30, 2008.  In addition, recorded in deposits, is a security deposit of $48,180 which will be released upon the Company achieving certain financial requirements.  The leases also required $21,465 in prepaid rents.

4.	Long-Term Debt and Current Portion – Long-Term Debt

On May 19, 2008, the Company and Jack J.  Walker, one of the Company’s directors, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank (the “Business Loan Agreement”) for a loan to the Company in the principal amount of $1,000,000 (the “First National Loan”).  The Company has agreed, among other things, that while the Business Loan Agreement is in effect, the Company will not (without First National Bank's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000, and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets (except as specifically allowed), or (iii) sell with recourse any of the Company’s accounts, except to First National Bank.  In the event of a default under the First National Loan, at First National Bank's option, all indebtedness owed under the First National Loan will become immediately due and payable.

Pursuant to the Business Loan Agreement, the Company and Mr.  Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 19, 2009.  The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009.  The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty.  In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.   As of September 30, 2008, $1,002,507 was outstanding under the First National Note, including accrued interest.

On May 22, 2008, the Company also entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J.  Walker.   The WLLC Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”).  Mr.  Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company.  As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500.  Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly.  If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009.  We granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets to be granted to FCC and First National Bank (each as described herein).  Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable.  In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.   As of September 30, 2008, loans totaling $1,014,792 were outstanding under the WLLC Loan Agreement, including accrued interest.

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

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital (“FCC”) (the “FCC Loan Agreement”) for a revolving credit facility in the amount of $12,000,000 (the “Revolving Credit Facility”).  Mr.  Walker provided a guarantee against certain contingent liabilities related to the FCC Loan Agreement.   In return for this guarantee, the Company paid Mr.  Walker a fee of $7,500.

The Revolving Credit Facility has an initial two-year term, with one-year renewals thereafter.  Loans under the Revolving Credit Facility bear interest at a rate of Base Rate (as defined in the FCC Loan Agreement) plus 2%, with the interest rate adjusting to Base Rate plus 1.5% as of January 1, 2009.   The Company must pay a minimum monthly interest payment equal to the amount that would have been owed on an outstanding principal amount of $3,000,000.  Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  The purpose of the Revolving Credit Facility is to provide additional working capital.  As collateral for the Revolving Credit Facility, the Company granted to FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  As of September 30, 2008, loans totaling $8,646,902 were outstanding under the Revolving Credit Facility, including accrued interest.

As of June 30, 2008, the Company was not in compliance with two covenants under the FCC Loan Agreement.  As of July 31, 2008, FCC and AeroGrow executed an amendment to the FCC Loan Agreement (the “First FCC Amendment”).  The First FCC Amendment re-set the covenant levels for June 30, 2008 and future periods, thus waving the non-compliance as of June 30, 2008, under the old covenants, temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the interest rate to Base Rate plus 3.5%.  After the First FCC Amendment, the Company was in compliance with the revised covenants as of June 30, 2008.

As of September 30, 2008, the Company was not in compliance with two covenants under the revised FCC Loan Agreement.  As of October 24, 2008, FCC and the Company executed a second amendment to the FCC Loan Agreement (the “Second FCC Amendment”).  The Second FCC Amendment waived the covenant violations as of September 30, 2008.  In addition, the Second FCC Amendment changed the definition of Base Rate to be the higher of the prime rate or one-month LIBOR + 2.75%, and adjusted the interest calculation under the FCC Loan Agreement such that the interest rate resets monthly, rather than daily.

As of October 27, 2008, FCC and the Company executed a Temporary Amendment to the FCC Loan Agreement that temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the advance rate against inventory.

5.	Due to Factor

On February 9, 2007, the Company entered into an agreement with Benefactor Funding Corp.  (“Benefactor”), whereby Benefactor agreed to factor the company’s retail accounts receivable invoices.  As of March 31, 2008, Benefactor had advanced the Company $1,480,150 against invoices totaling $1,915,815.   The factored receivables are considered recourse and are presented at gross value in the accompanying balance sheets.  On April 16, 2008, the Company gave notice to Benefactor of its intent to terminate the facility.  The facility was terminated on June 24, 2008.

6.	Equity Compensation Plans

For the three months ended September 30, 2008, the Company granted 343,487 options to purchase the Company’s common stock at exercise prices ranging from $1.25 to $2.07 per shares under the 2005 Equity Compensation Plan (“2005 Plan”).  Options granted during the three months ended September 30, 2008 were subject to shareholder approval.

For the six months ended September 30, 2008, the Company granted 610,910 options to purchase the Company’s common stock at exercise prices ranging from $1.25 to $2.96 per share under the “2005 Equity Plan”.  The Company did not grant any options during the six months ended September 30, 2007.

During the three months ended September 30, 2008, 8,565 options to purchase common stock were forfeited and 8,866 shares of common stock were issued upon exercise of outstanding stock options under the Company’s equity compensation plans.  During the three months ended September 30, 2007 there were no forfeitures of options and 4,872 shares exercised.

During the six months ended September 30, 2008 there were 14,632 options to purchase common stock were forfeited and 22,536 shares exercised.  During the six months ended September 30, 2007 there were no forfeitures of options and 4,872 shares exercised.

As of September 30, 2008, the Company had granted options for 4,302 shares of the Company’s common stock that are approved and unvested that will result in $9,201 of compensation expense in future periods if fully vested.  As of September 30, 2008, the Company had granted 832,378 options, subject to shareholder approval.  In accordance with SFAS No.  123R, “Share-Based Payment,” compensation expense related to options granted subject to shareholder approval is not determined until the options receive final approval.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2008 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	10,314	1.57	$0.03		10,314	1.57	$0.03
Over $0.50 to $3.00	692,868	4.03	$2.33		267,018	3.27	$2.18
Over $5.00 to $5.50	1,365,877	2.68	$4.96		1,231,703	2.50	$4.98
Over $5.50	58,634	3.96	$5.87		56,424	3.98	$5.87
	2,127,693	3.28	$4.05	$ 432,691	1,565,459	3.26	$4.43	$ 266,528

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day (September 30, 2008) of the period presented.  For the three months ended September 30, 2008, 8,866 options to purchase the Company’s common stock were exercised under the plan resulting in $8,257 in proceeds to the Company.  For the six months ended September 30, 2008, 22,536 options to purchase the Company’s common stock were exercised under the 2005 Plan resulting in $25,343 in proceeds to the Company.

7.	Income Taxes

In September 2006, the FASB issued FASB Interpretation (“FIN”) No.  48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No.  109, “Accounting for Income Taxes.” This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  At the adoption date of April 1, 2007, the Company had no unrecognized tax benefits.

The Company is subject to U.S.  federal income tax as well as income tax of several state jurisdictions, including primarily Colorado and California.  With few exceptions, the Company is no longer subject to U.S.  federal, state, and local income tax examinations by tax authorities for the years before 2004 for federal and 2003 for state returns.  Some federal and state income tax returns for 2003 through 2007 were filed on a delinquent basis in the applicable jurisdictions.

8.	Related Party Transactions

See Note 4, Long-Term Debt and Current Portion — Long-Term Debt.

9.	Stockholders’ Equity

A summary of the Company’s warrant activity for the period from April 1, 2008, through September 30, 2008, is presented below:

		Weighted
	Warrants Outstanding	Average Exercise Price
Outstanding, April 1, 2008	5,694,736	$6.66
Granted	--	$--
Exercised	(10,000)	$2.50
Expired	--	$--
Outstanding, September 30, 2008	5,684,736	$6.67

 As of September 30, 2008, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life
15,000	$5.00	0.60
580,000	$5.01	1.95
644,000	$6.00	2.62
2,232,300	$6.25	2.40
50,000	$6.96	3.83
1,283,436	$7.57	3.49
800,000	$8.00	5.92
80,000	$8.25	5.92
5,684,736	$6.67	3.18

10.	Subsequent Events

At the Company’s October 2008 Annual Meeting of Shareholders, a total of 832,377 options, granted under the 2005 Plan but subject to shareholder approval, were ratified, as noted below in Item 4. Submission of Matters to a Vote of Security Holders.  These options have been included in the option information presented above in Note 6. Equity Compensation Plans.  Expense related to these options will be calculated in accordance with SFAS No. 123R and will be recognized in future accounting periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2008 and September 30, 2007 as well as March 31, 2008.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc.  (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (this “Quarterly Report”).

Overview

AeroGrow International, Inc.  was incorporated in the State of Nevada on March 25, 2002.   On January 12, 2006, the Company and Wentworth I, Inc., a Delaware corporation (“Wentworth”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on February 24, 2006.  Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (the “Merger”).  The Merger, for accounting and financial reporting purposes, has been accounted for as an acquisition of Wentworth by the Company.   The Company therefore uses the historical financial statements of the Company before the merger as the financial statements of the Company following the Merger.

The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking, and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities.  In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers.  Prior to March 2006 when the Company commenced sales of its aeroponic garden systems, the Company was considered a Development Stage Enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No.  7, “Accounting and Reporting by Development Stage Enterprises.” Today the Company manufactures, distributes, and markets over 11 different models of its AeroGarden systems in multiple colors, as well as over 50 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue, and direct-to-consumer sales in the United States as well as selected countries in Europe, Asia, and in Australia.

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

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of September 30, 2008 and March 31, 2008, the Company determined that no inventory obsolescence reserve was required.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.  Accordingly, the Company did not record $5,409 and $280,493 of revenue as of September 30, 2008 and September 30, 2007, respectively, related to the unpaid balance due for direct-to-consumer sales because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs before making the required installment payments after the expiration of the 36-day trial period.  The Company also, as of September 30, 2008 and September 30, 2007, did not record $1,637 and $84,507, respectively, of production costs associated with the foregoing revenue because the consumer is required to return unpurchased product at the end of the trial period, enabling the Company to recover production costs through resale of the returned goods.  The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $189,161 and $883,632 of revenue as of September 30, 2008 and September 30, 2007, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers because these sales are contingent upon the shopping channels selling the goods.  Deferred payments for these goods are charged to Customer Deposits.  The Company also deferred, as of September 30, 2008 and September 30, 2007, recognition of $91,000 and $510,462, respectively, of product and freight costs associated with these wholesale sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive.  At September 30, 2008 and September 30, 2007, the Company had accrued $858,898 and $372,788 respectively, as its estimate for the foregoing deductions and allowances.

Advertising and Production Costs
The Company records costs related to its direct response advertisements, including postage and printing costs incurred in conjunction with mailing direct response catalogues, and related costs, in accordance with the Statement of Position (“SOP”) No.  93-7, “Reporting on Advertising Costs.” SOP No.  93-7 stipulates that direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  The costs related to other forms of general advertising are expensed at the time the advertising is first run in accordance with SOP No.  93-7.   As of September 30, 2008 and September 30, 2007, the Company had deferred $481,526 and $0, respectively, related to such media costs.  Advertising expenses for the three and six months ended September 30, 2008 and September 30, 2007 were $330,859 and $1,816,743, respectively and for the three and six months ended September 30, 2007 were $1,372,513 and $2,739,724, respectively.

Warranty and Return Reserves
 The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of September 30, 2008 and September 30, 2007 a provision for potential future warranty costs of $74,484 and $49,424, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience.  In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers.  As of September 30, 2008 and September 30, 2007, the Company has recorded a reserve for customer returns of $330,668 and $139,019, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue.  Shipping and handling costs associated with freight out to customers are also included in cost of revenue.  Shipping and handling charges to customers are included in sales.

Equity Compensation Plans
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.  123R, “Share-Based Payment.” The SEC provided for a phased-in implementation process for SFAS No.  123R, which required adoption of the new accounting standard no later than January 1, 2006.  SFAS No.  123R requires accounting for stock options using a fair-value-based method described in such statement and recognition of the resulting compensation expense in the Company’s financial statements.  Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under Accounting Principles Board No.  25, “Accounting for Stock Issued to Employees,” and related interpretations, which generally results in no employee stock option expense.  Option expense is determined as of the grant date, which is when the parties to an option agreement reach a mutual understanding of the key terms and conditions relating to the grant.   In the event the option agreement requires subsequent approval by the Company’s shareholders, the options are not deemed to be granted until such time as the option agreement receives shareholder approval, in accordance with the provisions of SFAS No.  123R.   We adopted SFAS No.  123R on January 1, 2006, and do not plan to restate financial statements for prior periods.  We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No.  123R.

Fair Value
The Company adopted SFAS No.  157, “Fair Value Measurements,” for financial assets and liabilities, which provides a single definition of fair value, establishes a framework for the measurement of fair value, and expands disclosure about the use of fair value to measure assets and liabilities.  The adoption of SFAS No.  157 for financial assets and liabilities did not have a material impact on the Company’s financial statements as of September 30, 2008.

Results of Operations

Three Months Ended September 30, 2008 and September 30, 2007

For the quarter ended September 30, 2008, our sales totaled $13,854,930, a 120.5% increase from the same period in 2007.  The growth in revenue came from increased sales to retailer customers which were up 137.3% from 2007, and to international distributors, that totaled almost $1 million in 2008 as compared to no sales in 2007.  The increase in retail sales primarily reflects a 157.1% increase in the number of storefronts carrying our products, to 9,000 at September 30, 2008, as well as an increase in the number of our products being carried in many of the store locations.  We began selling to distributors outside of North America in late 2007, so the increase in international sales in 2008 reflects our initial penetration into new markets in Europe, Asia, and Australia.   Direct-to-consumer sales declined 4.7% year-over-year as we reduced the number of airings of our direct response infomercials during the 2008 quarter.

The gross margin for the three months ended September 30, 2008, was 42.1%, up 2.0 percentage points from the prior year on the strength of improvements in cost of revenue, including product and distribution costs, partially offset by a decrease in direct-to-consumer sales as a percentage of total sales, which have higher margins than sales to retailers and international distributors.

Operating expenses other than cost of revenue increased 9.0% year-over-year, and decreased as a percentage of revenue to 37.5% from 75.9% in the prior year.   The overall growth in the dollar amount of operating expenses other than cost of revenue includes the impact of scale-related increases in costs related to facilities, headcount, and business infrastructure, partially offset by reductions in research and development costs and media production costs.

For the quarter ended September 30, 2008, net income totaled $418,370, an increase of $2,757,632 from the $2,339,262 net loss reported for the quarter ended September 30, 2007.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2008, and the three months ended September 30, 2007:

	Three Months Ended September 30,
	2008	2007
Revenue
Product sales - retail, net	83.0%	77.2%
Product sales - direct to consumer, net	9.9%	22.8%
Product sales – international, net	7.1%	–%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	57.9%	60.0%
Research and development	3.0%	10.0%
Sales and marketing	20.8%	50.2%
General and administrative	13.7%	15.6%
Total operating expenses	95.4%	135.8%

Profit/(loss) from operations	4.6%	(35.8)%

	Three Months Ended September 30,
Product Revenue	2008	2007
Retail, net	$11,508,030	$4,850,298
Direct to consumer, net	1,365,438	1,433,347
International, net	981,462	–
Total	$13,854,930	$6,283,645

For the three months ended September 30, 2008, and September 30, 2007, revenue totaled $13,854,930 and $6,283,645 respectively, an increase year-over-year of 120.5% or $7,571,285.

The increase in revenue during the quarter came primarily from sales to retailer customers that totaled $11,508,030, an increase of 137.3%, or $6,657,732, from the same period in 2007.  The increase reflects a combination of factors, including a 157.1% increase in the number of storefronts selling our products (to 9,000 storefronts as of September 30, 2008 from 3,500 storefronts as of September 30, 2007), an increase in the number of our products being carried on the shelves of the retail locations, and the effect of stocking orders in the 2008 period for new customers and for customers transitioning to our new product line (as described in our Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008).

We did not record $189,161 of revenue as of September 30, 2008, related to the wholesale sales value of inventory held by our retail shopping channel customers because these sales are contingent upon the shopping channel selling the goods.  Payments for the goods deferred in the foregoing were charged to customer deposits.  We have also deferred, as of September 30, 2008, recognition of $91,000 of product and freight costs associated with such sale, which have been included in inventory.

Direct to consumer sales decreased 4.7% during the quarter ended September 30, 2008, totaling $1,365,438 against $1,433,347 in the same quarter a year earlier.   The lower sales in 2008 reflect a reduction in the number of television infomercial airings relative to the same period in 2007, partially offset by the impact of an expanded direct catalogue business.   During the quarter ended September 30, 2008, we mailed 579,181 catalogues, as compared to 136,061 in the year earlier period.

From time to time, we offer our direct customers trial sales, requiring them to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period (“Trial Sales”).  We do not recognize the revenue from Trial Sales until the expiration of the trial period.  Accordingly, we did not record $5,409 of revenue from Trial Sales as of September 30, 2008.  We also deferred, as of September 30, 2008, recognition of $1,637 of production costs associated with Trial Sales because the customers are required to return unpurchased product at the end of the trial period, enabling us to recover these costs through resale of the returned goods.  All costs associated with the acquisition of Trial Sales, including media, telemarketing, order processing, fulfillment, and outbound freight were expensed as incurred during the quarter.

Our products consist of AeroGardens as well as seed kits and accessories, which represent recurring revenue related to AeroGardens sold.   A summary of the sales of these two product categories for the three months ended September 30, 2008 and September 30, 2007 is as follows:

	Three Months Ended September 30,
	2008	2007
Product Revenue
AeroGardens	$11,278,260	$4,816,504
Seed kits and accessories	2,576,670	1,467,141
Total	$13,854,930	$6,283,645
% of Total Revenue
AeroGardens	81.4%	76.7%
Seed kits and accessories	18.6%	23.3%
Total	100.0%	100.0%

Sales of AeroGardens for the quarter ended September 30, 2008, totaled $11,278,260, an increase of 134.2% from the same period in 2007.   Seed kits and accessories sales for the quarter ended September 30, 2008 of $2,576,670 increased 75.6% from a year earlier.   The increase in both categories principally reflected the increase in overall sales to retailers, as described above, with the higher growth rate in gardens reflecting the launch of additional garden products in 2008.   Since the Company’s inception through September 30, 2008, we have sold approximately 638,000 AeroGardens and 1,464,000 seed kits.

Cost of revenue for the three months ended September 30, 2008 and September 30, 2007 totaled $8,026,325 and $3,765,376, respectively representing a year-over-year increase of 113.2%.  As a percent of total revenue, these costs declined 2.0 percentage points to 57.9% for the quarter ended September 30, 2008 from 59.9% a year earlier.  Cost of revenue include product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  The dollar amount of cost of revenue increased primarily as a result of the 120.5% increase in revenue discussed above, offset by cost savings associated with improved purchasing, distribution logistics, and manufacturing efficiencies.  As a percent of sales, cost of revenue decreased over the prior period because of these factors, which were partially offset by the increased ratio of lower-margin sales to retailers and to international distributors relative to direct-to-consumer sales during the quarter.   In addition, we incurred expedited shipping charges totaling approximately $230,000 in order to ensure timely delivery of product against retailer requirements.   As a result of these impacts, the gross margin for the quarter ended September 30, 2008, was 42.1%, up from 40.1% for the quarter ended September 30, 2007.

Sales and marketing costs for the three months ended September 30, 2008 totaled $2,875,729, as compared to $3,156,414 for the three months ended September 30, 2007, a decrease of 8.9% or $280,685.   Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products and consist of the following:

	Three Months Ended September 30,
	2008	2007
Advertising	$330,859	$1,372,513
Personnel	1,030,626	786,802
Sales commissions	556,914	183,765
Trade shows	68,489	88,095
All other	888,841	725,239
	$2,875,729	$3,156,414

Advertising is principally comprised of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, for all our channels of distribution, in addition to generating direct-to-consumer sales.   Advertising expense totaled $330,859 for the quarter ended September 30, 2008, down 75.9% from the same period in 2007, reflecting fewer airings of our short form and long form television advertisements during the quarter and a comparison to the 2007 period in which $729,131 of infomercial production expense was recognized.

Sales and marketing personnel costs shown above consist of salaries, payroll taxes, employee benefits, and other payroll costs for our sales, operations, customer service, graphics, and marketing departments.  For the three months ended September 30, 2008, personnel costs for sales and marketing were $1,030,626 as compared to $786,802 for the three months ended September 30, 2007, an increase of 31.0%.   The greater expense in 2008 reflects increased headcount in a number of areas, including in our sales department, to manage the higher level of sales to the retail channel, and in our operations department which opened and staffed a new distribution center in Indianapolis, Indiana in July 2008.

Sales commissions, ranging from 2.5% to 7% of collections from our retailer customers, are paid to sales representative organizations that assist us in developing and maintaining our relationships with retailers.   Year-over-year, sales commissions increased 203.1%, principally reflecting the increase in sales to retailers during the quarter ended September 30, 2008, as discussed above, as well as a sales mix shift towards customers serviced by sales representatives.

General and administrative costs for the three months ended September 30, 2008 totaled $1,902,113 as compared to $982,181 for the three months ended September 30, 2007, an increase of 93.7%, or $919,932.   As a percent of revenue, these costs decreased to 13.7% from 15.6% in the prior year period.   The dollar increase reflects a combination of factors related to the growth in our business including increases in executive and managerial headcount, facility costs, insurance costs, and outside legal costs.   In addition, higher non-cash charges for bad debt expense (approximately $223,000 higher because of the increase in our sales base) and depreciation and amortization expense (approximately $143,000 higher reflecting our increased asset base) were incurred in the 2008 period.

Research and development costs for the quarter ended September 30, 2008 totaled $416,778, a decrease of 33.7%, or $211,765, from the quarter ended September 30, 2007.   Spending in 2007 was higher because of costs incurred to develop the new three and six pod gardens that were introduced in 2008, as well as costs for the development of seed kit, live plant, and accessory line extensions.

Our profit from operations for the three months ended September 30, 2008 was $633,985 as compared to an operating loss of $2,248,868 for the three months ended September 30, 2007, a profit improvement of $2,882,853.

Other income and expense for the quarter ended September 30, 2008 totaled to a net expense of $215,615, up 138.5%, or $125,221 from the net expense of $90,394 recorded for the quarter ended September 30, 2007.   The increase reflected a higher average level of interest bearing debt outstanding and new capital leases entered into subsequent to September 30, 2007, combined with a lower average level of interest-bearing cash equivalents during the quarter.

The net profit for the three months ended September 30, 2008 totaled $418,370, a $2,757,632 improvement from the $2,339,262 loss reported a year earlier.

Six Months Ended September 30, 2008 and September 30, 2007

For the six months ended September 30, 2008, sales increased 63.8% to $20,575,011 from $12,562,079 for the six months ended September 30, 2007.   Sales in all channels of distribution contributed to the increase as sales to retailers rose 57.6%, direct-to-consumer sales increased 31.3%, and international sales increased to over $1.7 million from zero in the year earlier period.

The gross margin also increased in the 2008 period relative to 2007, to 43.1% from 41.5%, reflecting improvements in many components of cost of revenue, including product and distribution costs, offset by a mix shift toward lower-margin sales to retailers and international distributors, which accounted for 77.1% of total sales for the six months ended September 30, 2008, up from 71.5% in the year earlier period.

Operating expenses, other than cost of revenue, increased by 15.1% year-over-year and decreased to 52.9% of revenue from 75.3% a year earlier.   The dollar increase reflects growth in both sales and marketing expense, and general and administrative expense, which resulted primarily from requirements related to the increased scale of our business.

The net loss for the six months ended September 30, 2008 totaled $2,398,979, as compared to a net loss of $4,361,992 in the year earlier period, an improvement of $1,963,013.

The following table sets forth, as a percentage of sales, our financial results for the six months ended September 30, 2008 and the six months ended September 30, 2007:

	Six Months Ended September 30,
	2008		2007
Revenue
Product sales - retail, net	68.8%		71.5%
Product sales - direct to consumer, net	22.9%		28.5%
Product sales – international, net	8.3%		–%
Total sales	100.0%		100.0%

Operating expenses
Cost of revenue	56.9%		58.5%
Research and development	5.6%		9.2%
Sales and marketing	30.7%		48.5%
General and administrative	16.6%		17.6%
Total operating expenses	109.8%		133.8%

Profit/(loss) from operations	(9.8	) %	(33.8	) %

	Six Months Ended September 30,
Product Revenue	2008	2007
Retail, net	$14,150,605	$8,979,900
Direct to consumer, net	4,704,848	3,582,179
International, net	1,719,558	–
Total	$20,575,011	$12,562,079

For the six months ended September 30, 2008 and September 30, 2007, revenue totaled $20,575,011 and $12,562,079 respectively, an increase year-over-year of 63.8% or $8,012,932.

The year-over-year increase in revenue reflects growth in all of our channels of distribution.  Retail sales increased 57.6% because of an increase in the number of stores carrying our products and a greater average number of products being carried per store, offset somewhat by the impact of lower sales in our fiscal first quarter ended June 30, 2008, caused by the timing of the transition by some of our retailer customers to our new products.

Direct-to-consumer sales also increased, by 31.3%, principally as a result of an increase in the number of catalogues mailed to 2,069,048 in the six months ended September 30, 2008 from 196,061 during the same period in 2007, partially offset by a reduction in the number of airings of our infomercial advertisements in the 2008 period.  International distribution of our products did not commence until late 2007, therefore the year-over-year increase in sales outside North America wholly reflects the distribution penetration we have achieved since that time in Europe, Asia, and Australia.

A summary of the sales of AeroGardens and seed kits and accessories for the six months ended September 30, 2008 and September 30, 2007 is as follows:

	Six Months Ended September 30,
	2008	2007
Product Revenue
AeroGardens	$16,261,676	$8,979,900
Seed kits and accessories	4,313,335	3,582,179
Total	$20,575,011	$12,562,079
% of Total Revenue
AeroGardens	79.0%	71.5%
Seed kits and accessories	21.0%	28.5%
Total	100.0%	100.0%

AeroGarden sales increased 81.1% year-over-year, reflecting the growth in all distribution channels described above.  Seed kits and accessories increased by 20.4% on the strength of increased penetration in all distribution channels and the impact of the increase in the cumulative installed base of gardens.

Cost of revenue for the six months ended September 30, 2008 and September 30, 2007 totaled $11,713,148 and $7,347,794, an increase of 59.4%, principally resulting from the increase in sales during the period.  As a percent of total revenue, these costs declined 1.6 percentage points to 56.9% for the six months ended September 30, 2008 from 58.5% a year earlier.  The improvement in cost as a percent of revenue reflects cost reductions in the manufacturing and distribution of our products, partially offset by the mix impact of higher sales as a percent of total into lower-margin wholesale channels.  As a result, the gross margin for the six months ended September 30, 2008 was 43.1%, up from 41.5 % for the same period in 2007.

Sales and marketing costs for the six months ended September 30, 2008 totaled $6,325,612, as compared to $6,091,537 for the six months ended September 30, 2007, an increase of 3.8%.  The breakdown of sales and marketing costs for both time periods is presented in the table below:

	Six Months Ended September 30,
	2008	2007
Advertising	$1,816,743	$2,739,724
Personnel	2,148,595	1,450,930
Sales commissions	698,795	420,458
Trade shows	181,708	198,596
All other	1,479,771	1,281,829
	$6,325,612	$6,091,537

Advertising expense totaled $1,816,743 for the six months ended September 30, 2008, a decrease of 33.7% from the same period in 2007, reflecting reduced infomercial production costs and television media costs, partially offset by an increase in the costs related to our catalogue operations which mailed 2,069,048 catalogues in the 2008 period against 196,061 in the year earlier period.

For the six months ended September 30, 2008, personnel costs for sales and marketing totaled $2,148,595, an increase of 48.1% from the same period in 2007.  The increase was caused in part by higher headcount in our customer support operations, including sales management, sales support, and customer service.  In addition, staffing for our new distribution center in Indianapolis, Indiana (opened in July 2008) contributed to the overall increase in sales and marketing personnel costs.

Year-over-year, sales commissions increased 66.2% to $698,795, primarily reflecting the 57.6% increase in sales to retailers during the six months ended September 30, 2008, as discussed above.

General and administrative costs for the six months ended September 30, 2008 totaled $3,420,825 as compared to $2,208,033 for the six months ended September 30, 2007, an increase of 54.9%.  The increase principally reflects increases in executive and managerial headcount, facility costs, insurance costs, outside legal costs, as well as higher charges for bad debt expense (approximately $225,000 higher because of the increase in our sales base) and depreciation and amortization expense (approximately $247,000 higher reflecting our increased scale of operations) were incurred in the 2008 period.  In addition, severance expense of $200,000 related to the departure of our former chief financial officer contributed to the year-over-year increase.

Research and development costs for the six months ended September 30, 2008 totaled $1,142,193 against $1,157,987 for the six months ended September 30, 2007.  Spending in 2008 was 1.4% lower because of costs incurred in 2007 to develop the new three and six pod gardens that were introduced in 2008, as well as costs for the development of seed kit, live plant and accessory line extensions.

Our loss from operations for the six months ended September 30, 2008 was $2,026,767 as compared to an operating loss of $4,243,272 for the six months ended September 30, 2007, an improvement of $2,216,505.

Other income and expense for the six months ended September 30, 2008 and September 30, 2007 totaled to net expense of $372,212 and $118,720, respectively.  The 213.5%, or $253,492 increase in 2008 reflected a higher average level of interest bearing debt and capital leases outstanding, combined with a lower average level of interest-bearing cash equivalents during the quarter.

The net loss for the six months ended September 30, 2008 totaled $2,398,979, a $1,963,013 improvement from the $4,361,992 reported for the same period in 2007.

Liquidity and Capital Resources

On May 19, 2008, the Company and Jack J.  Walker, one of the Company’s directors, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank (the “Business Loan Agreement”) for a loan to the Company in the principal amount of $1,000,000 (the “First National Loan”).  The Company has agreed, among other things, that while the Business Loan Agreement is in effect, the Company will not (without First National Bank's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000, and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets (except as specifically allowed), or (iii) sell with recourse any of the Company’s accounts, except to First National Bank.  In the event of a default under the First National Loan, at First National Bank's option, all indebtedness owed under the First National Loan will become immediately due and payable.

Pursuant to the Business Loan Agreement, the Company and Mr.  Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 19, 2009.  The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009.  The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty.  In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.   As of September 30, 2008, $1,002,507 was outstanding under the First National Note, including accrued interest.

On May 22, 2008, the Company also entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J.  Walker.   The WLLC Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”).  Mr.  Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company.  As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500.  Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly.  If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009.  We granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets to be granted to FCC and First National Bank (each as described herein).  Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable.  In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.   As of September 30, 2008, loans totaling $1,014,792 were outstanding under the WLLC Loan Agreement, including accrued interest.

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

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital (“FCC”) (the “FCC Loan Agreement”) for a revolving credit facility in the amount of $12,000,000 (the “Revolving Credit Facility”).  Mr.  Walker provided a guarantee against certain contingent liabilities related to the FCC Loan Agreement.   In return for this guarantee, the Company paid Mr.  Walker a fee of $7,500.

The Revolving Credit Facility has an initial two-year term, with one-year renewals thereafter.  Loans under the Revolving Credit Facility bear interest at a rate of Base Rate (as defined in the FCC Loan Agreement) plus 2%, with the interest rate adjusting to Base Rate plus 1.5% as of January 1, 2009.   The Company must pay a minimum monthly interest payment equal to the amount that would have been owed on an outstanding principal amount of $3,000,000.  Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  The purpose of the Revolving Credit Facility is to provide additional working capital.  As collateral for the Revolving Credit Facility, the Company granted to FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  As of September 30, 2008, loans totaling $8,646,902 were outstanding under the Revolving Credit Facility, including accrued interest.

As of June 30, 2008, the Company was not in compliance with two covenants under the FCC Loan Agreement.  As of July 31, 2008, FCC and AeroGrow executed an amendment to the FCC Loan Agreement (the “First FCC Amendment”).  The First FCC Amendment re-set the covenant levels for June 30, 2008 and future periods, thus waving the non-compliance as of June 30, 2008, under the old covenants, temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the interest rate to Base Rate plus 3.5%.  After the First FCC Amendment, the Company was in compliance with the revised covenants as of June 30, 2008.

As of September 30, 2008, the Company was not in compliance with two covenants under the revised FCC Loan Agreement.  As of October 24, 2008, FCC and the Company executed a second amendment to the FCC Loan Agreement (the “Second FCC Amendment”).  The Second FCC Amendment waived the covenant violations as of September 30, 2008.  In addition, the Second FCC Amendment changed the definition of Base Rate to be the higher of the prime rate or one-month LIBOR + 2.75%, and adjusted the interest calculation under the FCC Loan Agreement such that the interest rate resets monthly, rather than daily.

As of October 27, 2008, FCC and the Company executed a Temporary Amendment to the FCC Loan Agreement that temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the advance rate against inventory.

Cash Requirements

In addition to our contractual obligations through the balance of the fiscal year for $410,538 of operating lease payments, $77,982 of capital lease payments, and required debt service payments under our debt agreements, we will require cash to:

•	Fund ongoing operations and working capital requirements,
•	Develop and execute our product development and market introduction plans,
•	Execute our sales and marketing plans,
•	Fund research and development efforts, and
•	Expand our international presence, particularly in Europe and Asia.

We expect to fund these, and any other cash requirements, with cash provided by operations, our $12 million Revolving Credit Facility, and other debt facilities, as well as with existing cash and cash equivalents at September 30, 2008, totaling $845,874 (including cash that is currently restricted).

We cannot predict with certainty the cash and other, ongoing operational requirements for our proposed plans as market conditions, competitive pressures, regulatory requirements, and customer requirements can change rapidly.  If we are unable to generate cash from operations at currently estimated levels, or if our access to new borrowings under our debt agreements are constrained or prove to be insufficient, our ability to execute our operational plans could be adversely impacted.

We do not expect to enter into additional capital leases to finance major purchases.  At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the financing arrangements described in this report.  However, given our history of rapid growth, and our expectation of continued growth through the current fiscal year and beyond, we have determined that raising additional capital to support our operations may be warranted.   Therefore, we have begun to assess opportunities to access additional capital and to review potential structuring alternatives.   The terms, conditions, and timing of any such transactions have not been determined, and we may ultimately choose to accelerate, delay or not pursue a transaction, depending on market conditions.

Assessment of Future Liquidity and Results of Operations

Liquidity.  Based on our assumptions regarding projected operating cash flow, anticipated capital expenditures, availability under our various credit facilities, and access to other sources of funding, we believe we can adequately fund our operating requirements.  In making this assessment, we have considered:

•	Our cash and cash equivalents of $845,874 as of September 30, 2008,
•	The availability of funding from the Revolving Credit Facility and other cash sources,
•	Our anticipated sales to retail customers, international distributors, and consumers,
•	The anticipated level of spending to support our planned initiatives over the remainder of 2008 and into 2009, and
•	Our expectations regarding cash flow from operations through our fiscal year ending March 31, 2009.

The availability of borrowings under the Revolving Credit Facility is subject to covenants and limitations that require us to maintain compliance with specified operating and financial covenants.  Although we received waivers of non-compliance with all covenants, at September 30, 2008, there can be no assurance that we will continue to be in compliance with these covenants over time, or that our lender will waive any future violations, especially if our borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

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
•
Uncertainty regarding the impact of macroeconomic conditions, particularly with regard to the capital markets, on our access to sufficient capital to support our current and projected scale of operations,

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

Off-Balance Sheet Arrangements

We have certain current commitments under capital leases and have not entered into any contracts for financial derivative such as futures, swaps, and options.  We do not believe that these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest income and expense is most sensitive to fluctuations in the general level of U.S.  dollar interest rates.  As such, changes in U.S.  dollar interest rates affect the interest we pay on our debt, the interest we earn on our cash, cash equivalents, and short-term investments, and the value of those investments.  Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income.  The interest payable under our various debt agreements is determined in part based on the prime rate and LIBOR and, therefore, is affected by changes in market interest rates.  Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon.  Interest-bearing debt outstanding at September 30, 2008 and capital leases totaled approximately $10.9 million.  Assuming this amount was outstanding throughout our fiscal year, we would have a resulting decline in future annual earnings and cash flows of approximately $109,000 for every 1% increase in borrowing rates.   Our level of borrowings will fluctuate throughout the year in line with the seasonality of our sales, profits, and cash flow.   As a result, the amount of debt outstanding at any given time can be higher or lower than the amount outstanding as of September 30, 2008.

Foreign Currency Exchange Risk

We transact business primarily in U.S.  currency.   Although we purchase our products in U.S.  dollars, the prices charged by our Chinese factories are predicated upon their costs for components, labor, and overhead.  Therefore, changes in the valuation of the U.S.  dollar in relation to the Chinese currency may cause our manufacturers to raise prices of our products, which could reduce our profit margins.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2008.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes during the quarter ended September 30, 2008, to the risk factors set forth in Part 1, Item 1A of our Annual Report on From 10-K for the year ended March 31, 2008.

Risks Related to Our Capitalization
Recent events in the global capital markets have generally had a significant impact on the ability of borrowers to access loans, and issuers to access equity capital.   While the Company’s access to such sources of funds have not been impacted to-date, there can be no guarantee that market conditions will not impact the Company’s ability to secure the funds it requires to meet operating needs, or to support its projected growth.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on October 1, 2008.   At the meeting, the shareholders present in person or by proxy voted on the following matters.

1.	Shareholders approved an amendment to the 2005 Plan to authorize an additional 2,000,000 shares for issuance (the “Additional Shares”).

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
3,513,261	955,284	45,364	3,278,581

2.	Shareholders ratified grants totaling 832,377 shares that were made contingent upon shareholder approval of the amendment authorizing the Additional Shares.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
3,513,261	955,284	45,364	3,278,581

3.	Shareholders elected the six named below to our Board of Directors to hold office until the annual meeting of shareholders in 2009 and until their successors are elected and qualified.

Director Nominee	Votes For	Votes Withheld
Jack J. Walker	7,599,513	192,977
Jervis B. Perkins	7,595,645	196,845
Linda Graebner	7,598,832	193,658
Peter A. Michel	7,594,355	198,135
Suresh Kumar	7,594,842	197,648
Michael D. Dingman, Jr.	7,594,665	197,825

4.	Shareholders ratified the appointment of Gordon, Hughes & Banks, LLP as it is independent auditors.[1]

Votes For	Votes Against	Votes Abstained
7,544,487	147,873	100,130

Item 5.  Other Information

On August 11, 2008, the Company was notified by The Nasdaq Stock Market (“Nasdaq,” and the staff of Nasdaq, the “Staff”) that it was not in compliance with Nasdaq Marketplace Rule 4310(c)(3).  Marketplace Rule 4310(c)(3) requires that the Company maintain either (i) stockholders’ equity of at least $2,500,000, (ii) a market value of its listed securities of at least $35,000,000, or (iii) net income from continuing operations of at least $500,000 during the last fiscal year or two of the last three fiscal years.  As reported in the Company’s Form 10-Q for the period ended June 30, 2008, stockholders’ equity was approximately $1,648,300, and as of August 8, 2008, the market value of the Company’s common stock was $28,351,421.  The Company has not generated net income from operations during any of the past three fiscal years.

The Staff is reviewing the Company’s eligibility for continued listing on The Nasdaq Capital Market.  To facilitate this review, the Staff requested that the Company provide, on or before August 26, 2008, the Company’s specific plan to achieve and sustain compliance with all Nasdaq listing requirements, including the time frame for completion of the plan.  The Company timely filed this plan with the Staff, and the Staff has granted the Company an extension of time until November 24, 2008 to regain compliance with Nasdaq Marketplace Rule 4310(c)(3).

If the Company is unable to regain compliance with Nasdaq Marketplace Rule 4310(c)(3), the Staff will provide the Company with written notification that its common stock will be delisted.  At that time, the Company would have the opportunity to appeal the Staff’s decision to a Nasdaq Listing Qualifications Panel.

1  On November 1, 2008, the name of our independent auditors changed to Eide Bailly LLP as the result of a merger, as disclosed in our Current Report on Form 8-K, filed November 3, 2008.

Item 6.  Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.3	Certificate of Amendment to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.4	Certificate of Change to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)
10.1
First Amendment to Loan and Security Agreement between the Company and FCC, LLC d/b/a/ First Capital, dated July 31, 2008 (incorporated by referenced to Exhibit 10.1 of our Current Report on Form 8-K, filed August 6, 2008).

10.2	Employment Agreement between the Company and H. MacGregor Clarke, dated as of May 23, 2008
31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act*
31.2	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act*
32.1	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act*
32.2	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act*
_______________________

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: November 6, 2008	/s/ Jervis B. Perkins
By: Jervis B. Perkins
Its: Chief Executive Officer (Principal Executive Officer) and Director

Date: November 6, 2008	/s/ H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2008	/s /Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)