Form 10-Q
period 2008-12-31
AeroGrow International, Inc.
filed 2009-02-12
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of February 05, 2009:  13,345,877

AeroGrow International, Inc.

FORM 10-Q REPORT
December 31, 2008

NOTE CONCERNING FORWARD-LOOKING INFORMATION

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements include, but are not limited to, statements regarding the AeroGrow International, Inc.’s (the “Company’s) intent, belief, or current expectations regarding the Company’s strategies, plans, and objectives, the Company’s product release schedules, the Company’s ability to design, develop, manufacture, and market products, the Company’s intentions regarding  strategic acquisitions, the ability of the Company’s products to achieve or maintain commercial acceptance, and the Company’s ability to obtain financing for the Company’s obligations.  Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. The Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  Factors that could cause or contribute to those differences are discussed in “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the period ended March 31, 2008.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report.  The information contained in this Quarterly Report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock.  Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in the Company’s other filings with the Securities and Exchange Commission.

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
ASSETS	(Unaudited)
Current assets
Cash	$834,181	$1,559,792
Restricted cash	431,999	86,676
Accounts receivable, net of allowance for doubtful accounts of $177,958 and $511,710 at December 31, 2008 and March 31, 2008, respectively	6,164,936	2,412,101
Other receivables	225,474	422,530
Inventory, net of inventory obsolescence reserve of $174,545 and $0 at December 31, 2008 and March 31, 2008, respectively	11,041,422	4,688,444
Prepaid expenses and other	863,570	762,013
Total current assets	19,561,582	9,931,556
Property and equipment, net of accumulated depreciation of $1,440,825 and $816,804 at December 31, 2008 and March 31, 2008, respectively	1,841,714	1,830,646
Other assets
Deferred debt issuance costs, net of accumulated amortization of $166,250 and $0 at December 31, 2008 and March 31, 2008, respectively	279,412	-
Intangible assets, net of $48,853 and $17,432 of accumulated amortization at December 31, 2008 and March 31, 2008, respectively	212,418	56,263
Deposits	101,164	101,164
Total other assets	592,994	157,427
Total assets	$21,996,290	$11,919,629

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current portion - long-term debt	$8,942,402	$128,927
Due to factor	-	1,480,150
Accounts payable	8,833,832	3,023,366
Accrued expenses	4,541,556	2,452,025
Customer deposits	472,255	232,200
Deferred rent	60,535	65,037
Total current liabilities	22,850,580	7,381,705
Long-term debt	49,876	129,373
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 13,342,877 and 12,076,717 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	13,342	12,076
Additional paid-in capital	45,511,777	44,024,559
Accumulated (deficit)	(46,429,285)	(39,628,084)
Total stockholders' equity (deficit)	(904,166)	4,408,551

Total liabilities and stockholders' equity (deficit)	$21,996,290	$11,919,629

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2008	2007	2008	2007
Revenue
Product sales	$11,010,885	$14,637,742	$31,585,896	$27,199,821

Operating expenses
Cost of revenue	7,558,322	8,938,857	19,271,470	16,286,651
Research and development	703,133	682,453	1,845,326	1,840,441
Sales and marketing	4,704,912	4,997,801	11,030,524	11,089,338
General and administrative	2,037,797	1,471,364	5,458,622	3,679,397
Total operating expenses	15,004,164	16,090,475	37,605,942	32,895,827

Profit (loss) from operations	(3,993,279)	(1,452,733)	(6,020,046)	(5,696,006)

Other (income) expense, net
Interest (income)	(939)	(31,679)	(2,443)	(101,879)
Interest expense	409,882	234,833	783,598	426,681
Other income	-	-	-	(2,929)
Total other (income) expense, net	408,943	203,154	781,155	321,873

Net profit (loss)	$(4,402,222)	$(1,655,887)	$(6,801,201)	$(6,017,879)

Net profit (loss) per share, basic and diluted	$(0.35)	$(0.13)	$(0.56)	$(0.52)

Weighted average number of common shares outstanding, basic and diluted	12,546,780	12,371,517	12,250,693	11,529,472

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(6,801,201)	$(6,017,879)
Adjustments to reconcile net (loss) to cash provided (used) by operations:
Issuance of common stock and options under equity compensation plans	538,552	370,441
Issuance of warrants for services	-	57,558
Depreciation and amortization expense	655,443	321,226
Allowance for bad debt	(333,752)	101,536
Amortization of debt issuance costs	166,250	-
Change in assets and liabilities:
(Increase) in accounts receivable	(3,419,083)	(4,922,717)
(Increase) decrease in other receivable	197,056	(104,121)
(Increase) in inventory	(6,352,978)	(1,851,138)
(Increase) in other current assets	(123,692)	(466,145)
(Increase) in prepaid debt issuance costs	(423,527)	-
(Increase) decrease in deposits	-	(67,504)
Increase in accounts payable	5,810,465	463,934
Increase in accrued expenses	2,089,531	1,169,669
Increase in customer deposits	240,055	490,397
Increase (decrease) in deferred rent	(4,502)	11,256
Net cash (used) by operating activities	(7,761,383)	(10,443,487)
Cash flows from investing activities:
Increase in restricted cash	(345,323)	(1,893)
Purchases of equipment	(635,089)	(460,531)
Patent expenses	(187,575)	(33,722)
Net cash (used) by investing activities	(1,167,987)	(496,146)
Cash flows from financing activities:
Increase (decrease) in amount due to factor	(1,480,150)	3,805,387
Proceeds from debt net	8,822,948	-
Proceeds from issuance of common stock net	-	4,433,372
Proceeds from exercise of warrants	898,289	940,875
Proceeds from the exercise of stock options	51,643	17,515
Principal payments on capital leases	(88,971)	(23,195)
Net cash provided (used) by financing activities	8,203,759	9,173,954
Net increase (decrease) in cash	(725,611)	(1,765,679)
Cash, beginning of period	1,559,792	5,495,501
Cash, end of period	$834,181	$3,729,822

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Description of the Business

AeroGrow International, Inc. (the “Company”) was incorporated in the State of Nevada on March 25, 2002.  On January 12, 2006, the Company and Wentworth I, Inc., a Delaware corporation (“Wentworth”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on February 24, 2006.  Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (the “Merger”).  The Merger, for accounting and financial reporting purposes, has been accounted for as an acquisition of Wentworth by the Company.  The Company therefore uses the historical financial statements of the Company before the merger as the financial statements of the Company after the Merger.

The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking, and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities.  In December 2005, the Company commenced pilot production of its AeroGarden system and in March 2006, began shipping these systems to retail and catalogue customers. Prior to March 2006 when the Company commenced sales of its aeroponic garden systems, the Company was considered a Development Stage Enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Today the Company manufactures, distributes, and markets over 11 different models of its AeroGarden systems in multiple colors, as well as over 50 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue, and direct-to-consumer sales in the United States as well as selected markets in Europe, Asia, and Australia.

2. Liquidity and Basis of Presentation

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2008, the results of operations for the three and nine months ended December 31, 2008 and 2007, and the cash flows for the nine months ended December 31, 2008 and 2007.  The results of operations for the three and nine months ended December 31, 2008, are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2008, is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the nine months ended December 31, 2008 of $6,801,201.  As further discussed in the Liquidity and Capital Resources section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company does not believe that currently available cash and existing sources of capital are sufficient to meet the Company’s cash requirements for the next 12 months.  Consequently, the Company has engaged an investment banker to pursue a transaction to raise new capital and to explore various other strategic alternatives that could enable the Company to meet its operating requirements.  In the event the Company is unable to complete such a transaction, existing sources of liquidity are estimated to be sufficient to fund the Company’s operations, as currently structured, for approximately the next three to six months.  If faced with an inability to complete a transaction, it is likely the Company would attempt to restructure its business to reduce the capital resources required to support continued operations.  However, there can be no assurances that such actions would be undertaken on a sufficiently timely basis, or would ultimately be successful in re-sizing the Company’s operational requirements to the available resources.

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

Net Profit (Loss) per Share of Common Stock

The Company computes net profit (loss) per share of common stock in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98.  SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase profit per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Concentrations of Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash as well as our outstanding debt.  The amounts on deposit with financial institutions exceed the federally insured limit as of December 31, 2008, and March 31, 2008.  However, management believes that the financial institutions are financially sound and the risk of loss is minimal.

Financial instruments consist of cash, accounts receivable, accounts payable, and our debt.  The carrying values of all financial instruments approximate their fair values.

Customers:

The Company maintains a credit insurance policy on many of its trade accounts receivables.  For the three months ended December 31, 2008, the Company had one customer who represented 10.7% of the Company’s net product sales.  For the three months ended December 31, 2007, the Company had one customer who represented 14.1% of net product sales.  For the nine months ended December 31, 2008, the Company had one customer who represented 12.0% of net product sales.  For the nine months ended December 31, 2007, the Company had one customer who represented 13.1% of net product sales.

Suppliers:

For the three months ended December 31, 2008, the Company purchased inventories and other inventory-related items from three suppliers totaling $2,728,645, $1,108,342, and $956,742.  For the three months ended December 31, 2007, the Company purchased inventories and other inventory-related items from two suppliers totaling $1,691,625 and $2,991,821.  For the nine months ended December 31, 2008, the Company purchased inventories and other inventory related items from three suppliers totaling $8,794,000, $3,846,934, and $3,343,386.  For the nine months ended December 31, 2007, the Company purchased inventories and other inventory related items from two suppliers totaling $4,137,401 and $5,232,799.  Although the Company believes alternate sources of manufacturing could be obtained, loss of any of these suppliers currently being used by the Company could have an adverse impact on operations.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Debt Issuance Costs

The Company has incurred $395,663 in debt issuance which are recorded as a deferred charge and is amortized on a straight-line basis over the term of the debt instrument.

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

	December 31,	March 31,
	2008	2008
Finished goods	$9,306,230	$3,669,693
Raw materials	1,735,192	1,018,751
	$11,041,422	$4,688,444

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2008, the Company determined that an inventory obsolescence reserve totaling $174,545 was required.  As of March 31, 2007, the Company determined that no inventory obsolescence reserve was required.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.  Accordingly, the Company did not record $430 and $782,624 of revenue for the three and nine months ending December 31, 2008 and December 31, 2007, respectively, related to the unpaid balance due for direct-to-consumer sales because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs before making the required installment payments after the expiration of the 36-day trial period.  The Company also did not record $131 and $237,083, respectively, of production costs associated with the foregoing revenue because the consumer is required to return unpurchased product at the end of the trial period, enabling the Company to recover the production costs through resale of the returned goods.

Additionally, the Company did not record $475,112 and $551,420 of revenue for the three and nine months ending December 31, 2008 and December 31, 2007, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers because these sales are contingent upon the shopping channels selling the goods.  Deferred payments for these goods are charged to Customer Deposits.  The Company also deferred, as of December 31, 2008 and December 31, 2007, recognition of $196,395 and $300,153, respectively, of product and freight costs associated with these wholesale sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive.  At December 31, 2008 and December 31, 2007, the Company had accrued $698,130 and $684,511, respectively, as its estimate for the foregoing deductions and allowances.

The Company reserves for known and potential returns from customers.  The calculation of refunds or credits for customer returns is based upon historical experience. In certain cases, wholesale customers are provided a fixed allowance, usually in the 1% to 2% range to cover product returns that they may experience from their customers.  As of December 31, 2008 and December 31, 2007, the Company has recorded a reserve for customer returns of $302,401, and $424,036, respectively.  In addition, as of December 31, 2008, the Company accrued $1,725,213 in accrued expenses for estimated returns and markdown associated with several large retail accounts.

Advertising and Production Costs

The Company records costs related to its direct response advertisements, including postage and printing costs incurred in conjunction with mailing direct response catalogues, and related costs, in accordance with the Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” SOP No. 93-7 stipulates that direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  The costs related to other forms of general advertising are expensed at the time the advertising is first run in accordance with SOP No. 93-7.  As of December 31, 2008 and December 31, 2007, the Company had deferred $359,665 and $493,086, respectively, related to such media costs.  Advertising expenses for the three and nine months ended December 31, 2008 were $2,094,269 and $3,911,012, respectively, and for the three and nine months ended December 31, 2007 were $2,788,834 and $5,528,558, respectively.

Warranty Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of December 31, 2008 and December 31, 2007 a provision for potential future warranty costs of $52,932 and $58,981, respectively.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements.  The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with SFAS No. 123 (R), “Share-Based Payment.” Except as described below, SFAS No. 157 is effective for the Company as of the beginning of fiscal year 2009.  In February 2008, the FASB issued two Staff Positions that amend SFAS No. 157.  The first FASB Staff Position (FSP), No. FAS 157-1, excludes from the scope of SFAS No. 157 accounting pronouncements that address fair value measurements for purposes of lease classification and measurement.  The second FSP, No. FAS 157-2, delays the effective date of SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Application of SFAS No. 157 to these items will be effective for the Company as of the beginning of fiscal year 2010.  In October 2008, the FASB issued FSP No. FAS 157-3, which clarifies the application of SFAS No. 157 in a market that is not active.  The Company anticipates that the adoption of SFAS No. 157, as amended by these Staff Positions, will not have a material impact on the Company’s financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  This statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to United States Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has adopted SFAS No. 162 which did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not expect its adoption will have a material impact on the Company’s financial statement disclosures.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 157.” The Company adopted SFAS No. 159 beginning April 1, 2008.  The adoption of and SFAS No. 159 for financial assets and liabilities did not have a material impact on the Company’s financial statements.

3. Capital Lease Obligations

The Company has capitalized lease obligations for computer equipment, licensed software, and factory equipment due on various dates through November 2010 of $179,033 as of December 31, 2008.  The interest rates range from 12% to 15% per annum.  These lease obligations are collateralized by the related assets with a net book value of $202,059 as of December 31, 2008.  In addition, the Company has recorded in deposits, a security deposit of $48,180 which will be released when the Company achieves certain financial requirements. The leases also required $21,465 in prepaid rents.  The capital lease obligations are recorded in short-term and long-term debt.

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

Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 19, 2009. The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009.  The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty. In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.  As of December 31, 2008, $998,062 was outstanding under the First National Note, including accrued interest.

On May 22, 2008, the Company also entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLLC Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”).  Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company.  As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly.  If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009.  The Company granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets granted to FCC and First National Bank (each as described herein).  Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable.  In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.  As of December 31, 2008, loans totaling $1,236,934 were outstanding under the WLLC Loan Agreement, including accrued interest.

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

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital (“FCC”) (the “FCC Loan Agreement”), for a revolving credit facility in the amount of $12,000,000 (the “Revolving Credit Facility”).  Mr. Walker provided a guarantee against certain contingent liabilities related to the FCC Loan Agreement.  In return for this guarantee, the Company paid Mr. Walker a fee of $7,500.

The Revolving Credit Facility has an initial two-year term, with one-year renewals thereafter. Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  The purpose of the Revolving Credit Facility is to provide additional working capital.  As collateral for the Revolving Credit Facility, the Company granted to FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  As of December 31, 2008, loans totaling $6,587,952 were outstanding under the Revolving Credit Facility, including accrued interest, and there was an estimated remaining availability of approximately $600,000.  The amount available under the Revolving Credit Facility varies from day-to-day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels.

As of June 30, 2008, the Company was not in compliance with two covenants under the FCC Loan Agreement.  As of July 31, 2008, FCC and AeroGrow executed an amendment to the FCC Loan Agreement (the “First FCC Amendment”).  The First FCC Amendment re-set the covenant levels for June 30, 2008 and future periods, thus waving the non-compliance as of June 30, 2008, under the old covenants, temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the interest rate from Base Rate plus 2% to the current rate of Base Rate plus 3.5%.  After the First FCC Amendment, the Company was in compliance with the revised covenants as of June 30, 2008.

As of September 30, 2008, the Company was not in compliance with two covenants under the revised FCC Loan Agreement.  On October 24, 2008, FCC and the Company executed a second amendment to the FCC Loan Agreement (the “Second FCC Amendment”).  The Second FCC Amendment waived the covenant violations as of September 30, 2008.  In addition, the Second FCC Amendment changed the definition of Base Rate to be the higher of the prime rate or one-month LIBOR + 2.75%, and adjusted the interest calculation under the FCC Loan Agreement such that the interest rate resets monthly, rather than daily.

As of October 27, 2008, FCC and the Company executed a temporary amendment to the FCC Loan Agreement that temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the advance rate against inventory.

On January 16, 2009, the Company and FCC executed a temporary amendment to the FCC Loan Agreement that temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the advance rate against inventory as of January 1, 2009.

As of December 31, 2008, the Company was not in compliance with three covenants under the revised FCC Loan Agreement.  Effective as of January 31, 2009, FCC and the Company executed a forbearance agreement related to the FCC Loan Agreement (the “Forbearance Agreement”).  Pursuant to the terms of the Forbearance Agreement, FCC agreed to forbear its rights and remedies under the FCC Loan Agreement and related documents with respect to any existing defaults under the FCC Loan Agreement (the “Existing Defaults”) until the earlier of June 30, 2009, or the date of occurrence of a default other than the Existing Defaults.  The Forbearance Agreement also increases the Company’s ability to borrow against inventory and accounts receivable during the term of the Forbearance Agreement (the “Additional Borrowing Capacity”).  In return for FCC providing the forbearance period and the Additional Borrowing Capacity, the Company agreed to pay FCC a $25,000 forbearance fee (in five monthly installments), an amendment fee equal to 1.5% per month on the average utilization of the Additional Borrowing Capacity, and issue to FCC a minimum of 250,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  Simultaneously with the execution of the Forbearance Agreement, Mr. Walker provided a $1 million guarantee against certain liabilities under the FCC Loan Agreement.  As compensation for providing the guarantee, the Company will issue Mr. Walker 50,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  In accordance with SFAS No. 78, the loans outstanding under the FCC Loan Agreement are classified as current because the term of the Forbearance Agreement does not exceed one year.

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

6. Equity Compensation Plans

For the three months ended December 31, 2008, the Company granted 23,160 options to purchase the Company’s common stock at an exercise price of $2.86 per share under the 2005 Equity Compensation Plan (“2005 Plan”).

For the nine months ended December 31, 2008, the Company granted 634,070 options to purchase the Company’s common stock at exercise prices ranging from $1.25 to $2.96 per share under the 2005 Plan.  During the nine months ended December 31, 2007, the Company granted 5,000 options at a exercise price of $5.15.

During the three months ended December 31, 2008, 126,257 options to purchase common stock were forfeited and 21,040 shares of common stock were issued upon exercise of outstanding stock options under the Company’s equity compensation plans.  During the three months ended December 31, 2007 there were no forfeitures of options and 5,701 options were exercised.

During the nine months ended December 31, 2008, 140,889 options to purchase common stock were forfeited and 43,576 options were exercised.  During the nine months ended December 31, 2007 there were 11,433 forfeitures of options and 10,573 options were exercised.

As of December 31, 2008, the Company had granted options for 386,465 shares of the Company’s common stock that are approved and unvested that will result in $525,686 of compensation expense in future periods if they become fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2008 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	8,125	1.56	$0.03		8,125	1.56	$0.03
Over $0.50 to $3.00	576,754	3.93	$2.27		333,608	3.69	$2.28
Over $4.50 to $5.50	1,360,043	2.45	$4.96		1,225,869	2.26	$4.98
Over $5.50	58,634	3.71	$5.87		56,424	3.73	$5.87
	2,003,556	3.29	$4.13	$ 1,402	1,624,026	3.26	$4.36	$ 1,402

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day (December 31, 2008) of the period presented.  For the three months ended December 31, 2008, 21,040 options to purchase the Company’s common stock were exercised under the plan resulting in $26,300 in proceeds to the Company.  For the nine months ended December 31, 2008, 43,576 options to purchase the Company’s common stock were exercised under the 2005 Plan resulting in $51,643 in proceeds to the Company.

At the Company’s October 2008 Annual Meeting of Stockholders, a total of 832,378 options, granted under the 2005 Plan but subject to stockholder approval, were ratified.  These options have been included in the option information presented above.  Expense related to these options was calculated in accordance with SFAS No. 123R, “Shares Based Payment”.  Expense recognized during the quarter ended December 31, 2008 related to options previously vested of $310,793.

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

8. Related Party Transactions

See Note 4, Long-Term Debt and Current Portion — Long-Term Debt.

9. Stockholders’ Equity
A summary of the Company’s warrant activity for the period from April 1, 2008, through December 31, 2008, is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, April 1, 2008	5,694,736	$6.66
Granted	594,990	$2.00
Exercised	(1,199,979)	$.75
Expired	(15,000)	$5.00
Outstanding, December 31, 2008	5,074,747	$7.36

 As of December 31, 2008, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life
594,990	$2.00	2.84
450,000	$5.01	1.70
509,000	$6.00	2.37
1,937,300	$6.25	2.15
50,000	$6.96	3.58
653,457	$7.57	3.24
800,000	$8.00	5.67
80,000	$8.25	5.67
5,074,747	$7.36	3.87

Between November 17, 2008 and November 21, 2008, the Company agreed to reduce the per share exercise prices of certain of its outstanding warrants to purchase shares of its common stock from original exercise prices ranging from $5.00 to $8.25 to reduced exercise prices ranging from $0.66 to $0.75 in connection with an agreement by the holders of such warrants to immediately exercise such warrants.  In connection with such warrant exercises, the Company received $873,289 in cash proceeds and issued 1,189,979 shares of its common stock.

In connection with the warrant repricing and exercise of such warrants, the Company issued replacement warrants to such warrant holders (the “Replacement Warrants”), permitting the holder to purchase one share of the Company’s common stock for every two shares that were purchased pursuant to the exercise of such repriced warrants at an exercise price of $2.00 per share.  In total, Replacement Warrants representing the right to purchase 594,990 shares of Company’s common stock were issued, and the Replacement Warrants have termination dates ranging from September 13, 2010 to September 4, 2014.

The shares of common stock issued upon exercise of the repriced warrants and the issuance of the Replacement Warrants were done in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2008 and December 31, 2007, as well as March 31, 2008. The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (this “Quarterly Report”).

Overview

AeroGrow International, Inc. was incorporated in the State of Nevada on March 25, 2002.  On January 12, 2006, the Company and Wentworth I, Inc., a Delaware corporation (“Wentworth”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on February 24, 2006.  Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (the “Merger”).  The Merger, for accounting and financial reporting purposes, has been accounted for as an acquisition of Wentworth by the Company.  The Company therefore uses the historical financial statements of the Company before the merger as the financial statements of the Company after the Merger.

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

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2008, the Company determined that an inventory obsolescence reserve totaling $174,545 was required.  As of March 31, 2008, the Company determined that no inventory obsolescence reserve was required.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.  Accordingly, the Company did not record $430 and $782,624 of revenue as of December 31, 2008 and December 31, 2007, respectively, related to the unpaid balance due for direct-to-consumer sales because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs before making the required installment payments after the expiration of the 36-day trial period.  The Company also, as of December 31, 2008 and December 31, 2007, did not record $131 and $237,083, respectively, of production costs associated with the foregoing revenue because the consumer is required to return unpurchased product at the end of the trial period, enabling the Company to recover the production costs through resale of the returned goods.

Additionally, the Company did not record $475,112 and $551,420 of revenue as of December 31, 2008 and December 31, 2007, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers because these sales are contingent upon the shopping channels selling the goods. Deferred payments for these goods are charged to customer deposits.  The Company also deferred, as of December 31, 2008 and December 31, 2007, recognition of $196,395 and $300,153, respectively, of product and freight costs associated with these wholesale sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive.  At December 31, 2008 and December 31, 2007, the Company had accrued $698,130 and $684,511 respectively, as its estimate for the foregoing deductions and allowances.

The Company reserves for known and potential returns from customers.  The calculation of refunds or credits for customer returns is based upon historical experience.  In certain cases, wholesale customers are provided a fixed allowance, usually in the 1% to 2% range, to cover product returns that they may experience from their customers.  As of December 31, 2008 and December 31, 2007, the Company has recorded a reserve for customer returns of $302,401, and $424,036 respectively.  In addition, as of December 31, 2008, the Company accrued $1,725,213 in accrued expenses for possible returns and markdown associated with several large retail accounts.

Advertising and Production Costs
The Company records costs related to its direct response advertisements, including postage and printing costs incurred in conjunction with mailing direct response catalogues, and related costs, in accordance with the Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” SOP No. 93-7 stipulates that direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  The costs related to other forms of general advertising are expensed at the time the advertising is first run in accordance with SOP No. 93-7.  As of December 31, 2008 and December 31, 2007, the Company had deferred $359,665 and $493,086, respectively, related to such media costs. Advertising expenses for the three and nine months ended December 31, 2008 were $2,094,269 and $3,911,012 respectively, and for the three and nine months ended December 31, 2007 were $2,788,834 and $5,528,558, respectively.

Warranty Reserves
 The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of December 31, 2008 and December 31, 2007 a provision for potential future warranty costs of $52,932 and $58,981, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue.  Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in sales.

Equity Compensation Plans
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” The SEC provided for a phased-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method described in such statement and recognition of the resulting compensation expense in the Company’s financial statements.  Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which generally results in no employee stock option expense.  Option expense is determined as of the grant date, which is when the parties to an option agreement reach a mutual understanding of the key terms and conditions relating to the grant.  In the event the option agreement requires subsequent approval by the Company’s stockholders, the options are not deemed to be granted until such time as the option agreement receives stockholder approval, in accordance with the provisions of SFAS No. 123R.  We adopted SFAS No. 123R on January 1, 2006, and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R.

Fair Value
The Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities, which provides a single definition of fair value, establishes a framework for the measurement of fair value, and expands disclosure about the use of fair value to measure assets and liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 157.” The Company adopted SFAS No. 159 beginning April 1, 2008.  The adoption of SFAS No. 157 and SFAS No. 159 for financial assets and liabilities did not have a material impact on the Company’s financial statements as of December 31, 2008.

Results of Operations

Three Months Ended December 31, 2008 and December 31, 2007

For the three months ended December 31, 2008, our sales totaled $11,010,885, a 24.8% decrease from the same period in 2007.  The revenue decline reflected a 38.7% decrease in sales to retailer customers and a 4.7% decrease in direct-to-consumer sales, partially offset by a 44.8% increase in sales to international distributors.  Macroeconomic factors and changes in retailer buying patterns caused shipments into the retail channel to decline by approximately 19%, despite an overall 64% increase in consumer purchases of AeroGarden units from our top 11 retailer customers that provide us with their sales data.  Compounding the decline in shipments to retailers was the impact of approximately $1.84 million in gross sales allowances we recognized in the three months ended December 31, 2008, the result of discounting programs in the 2008 holiday period and estimates of the impact of similar programs in the future.  The decline in direct-to-consumer sales reflected a reduction in the number of airings of our direct response infomercials during the three months ending December 31, partially offset by the impact of increased catalogue operations and web marketing activity.  We began selling to distributors outside of North America in late 2007, so the increase in international sales during the three months ended December 31, 2008 primarily reflects our initial penetration into new markets in Europe, Asia, and Australia.

The gross margin for the three months ended December 31, 2008, was 31.4%, down from 38.9% for the same period in 2007 because of the impact on sales of the $1.84 million in sales allowances, and because of a $174,545 inventory reserve established during the three months ended December 31, 2008.  Excluding these items, the gross margin for the three months ended December 31, 2008 would have increased by approximately 4 percentage points, reflecting improvements in product and distribution costs, and an increase in direct-to-consumer sales as a percentage of total sales, which have higher margins than sales to retailers and international distributors.

Operating expenses other than cost of revenue totaled $7.4 million during the three months ended December 31, 2008, an increase of $294,224, or 4.1%, from the same period in 2007.  The higher costs in 2008 include a $362,701 increase in non-cash stock option expense, reflecting a cumulative expense catch up related to the October 1, 2008 approval by our stockholders of changes to the 2005 Plan.  In addition, we recognized $264,059 in severance charges incurred as a result of a 35% reduction in our workforce in mid-December 2008.  These increased costs were partially offset by reductions in sales and marketing costs, including advertising and sales commissions, and reduced spending on general and administrative expenses.

For the three months ended December 31, 2008, our net loss totaled $4,402,222, as compared to the $1,655,887 net loss reported for the three months ended December 31, 2007.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2008, and the three months ended December 31, 2007:

	Three Months Ended December 31,
	2008	2007
Revenue
Product sales - retail, net	51.1%	62.6%
Product sales - direct to consumer, net	44.2%	34.9%
Product sales – international, net	4.7%	2.5%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	68.6%	61.1%
Research and development	6.4%	4.7%
Sales and marketing	42.7%	34.1%
General and administrative	18.5%	10.1%
Total operating expenses	136.2%	110.0%

Profit/(loss) from operations	(36.2)%	(10.0)%

	Three Months Ended December 31,
Product Revenue	2008	2007
Retail, net	$5,621,688	$9,168,337
Direct-to-consumer, net	4,867,808	5,109,405
International, net	521,389	360,000
Total	$11,010,885	$14,637,742

For the three months ended December 31, 2008, and December 31, 2007, revenue totaled $11,010,885 and $14,637,742 respectively, a decrease year-over-year during the same period of 24.8%.

The decrease in revenue during the three months ended December 31, 2008 came primarily from sales to retailer customers that totaled $5,621,688, a decrease of 38.7%, or $3,546,649, from the same period in 2007.  Retailer customers include traditional brick and mortar retailers, online e-tailers, television shopping channels, and catalogue merchants.  The decline in sales to retailers reflected the sharp deterioration in the macroeconomic environment during the three months ended December 31, 2008 as evidenced by the global credit crisis, deepening recession, and the consequent impact on consumer spending during the holiday shopping season.  This combination of factors caused retailers to be more conservative in their purchasing decisions than a year ago, reducing the wholesale demand for our products, despite a 64% year-over-year increase in AeroGarden units sold to consumers by our top 11 retailers that provide us with their sales data, during the three months ended December 31, 2008. The decline in AeroGrow net sales to retailer customers was further exacerbated by the impact of approximately $795,000 in markdown allowances provided to retailers during the holiday season to share in the cost of store level discounting, and by an estimated impact of approximately $1,046,000 in reserves recognized in anticipation of future markdown allowances and potential product returns from certain retailers in future periods.  These actions were taken in recognition of the unusual environment currently facing the retail industry and were designed to assist our customers in increasing sales of AeroGardens, reduce their stocking levels of inventory, and strengthening our partnership with key retailer customers.  Excluding the impact of these actions from the three months ended December 31, 2008, results in an adjusted retailer revenue decline of approximately 19% from the same period in 2007.

As of December 31, 2008, our products were being sold in over 9,000 traditional “brick and mortar” storefronts, as compared to approximately 4,300 as of December 31, 2007.  As of September 30, 2008, AeroGrow products were being sold through approximately the same number of storefronts as at December 31, 2008.  Because of the impact of non-“brick and mortar” retailers, which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.  However, because of the impact of the deteriorating economy following the high load-in level of shipments to retailers in the three months ended September 30, 2008, we did experience a decline in order rates from our key customers during the three months ended December 31, 2008.

We did not record $475,112 of revenue as of December 31, 2008, related to the wholesale sales value of inventory held by our retail shopping channel customers because these sales are contingent upon the shopping channel selling the goods.  Payments for the goods deferred in the foregoing were charged to customer deposits. We have also deferred, as of December 31, 2008, recognition of $196,395 of product and freight costs associated with such sales, which have been included in inventory.

For the three months ended December 31, 2008, our total direct-to-consumer sales totaled $4,867,808, a decrease of $241,597, or 4.7%, from the same period in 2007.  The lower sales during the three months ended December 31, 2008 reflect a reduction in the number of television infomercial airings relative to the same period in 2007, partially offset by the impact of an expanded direct catalogue business (over 1.4 million catalogues mailed during the three months ended December 31, 2008, up from 561,000 during the same period in 2007), and increased online marketing activity.

From time to time, we offer our direct customers trial sales, requiring them to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period (“Trial Sales”).  We do not recognize the revenue from Trial Sales until the expiration of the trial period.  Accordingly, we did not record $430 of revenue from Trial Sales as of December 31, 2008. We also deferred, as of December 31, 2008, recognition of $131 of production costs associated with Trial Sales because the customers are required to return unpurchased product at the end of the trial period, enabling us to recover these costs through resale of the returned goods.  All costs associated with the acquisition of Trial Sales, including media, telemarketing, order processing, fulfillment, and outbound freight were expensed as incurred during the quarter.

Our products consist of AeroGardens as well as seed kits and accessories, which represent recurring revenue related to AeroGardens sold.  A summary of the sales of these two product categories for the three months ended December 31, 2008 and December 31, 2007 is as follows:

	Three Months Ended December 31,
	2008	2007
Product Revenue
AeroGardens	$8,683,670	$12,145,733
Seed kits and accessories	2,327,215	2,492,009
Total	$11,010,885	$14,637,742
% of Total Revenue
AeroGardens	78.9%	83.0%
Seed kits and accessories	21.1%	17.0%
Total	100.0%	100.0%

Sales of AeroGardens during the three months ended December 31, 2008, totaled $8,683,670, a decrease of 28.5% from the same period in 2007.  The decline was caused by the impact of factors discussed above including the macroeconomic environment, markdown and return allowances, and more conservative retailer purchasing practices.  In addition, initial stocking shipments were made for new accounts during the three months ended December 31, 2007 while stocking shipments during the same period in 2008 were made primarily during the three months ended September 30, 2008.  Seed kits and accessories sales for the three months ended December 31, 2008 of $2,327,215 decreased 6.6% from the same period in 2007.  The lower rate of decline in these recurring sales relative to garden sales reflected the impact of the increased installed base of gardens (approximately 746,000 sold since the Company’s inception).  Through December 31, 2008, cumulative seed kits sold totaled 1,631,067.

Cost of revenue for the three months ended December 31, 2008 and December 31, 2007 totaled $7,558,322 and $8,938,857, respectively, representing a same period decrease of 15.4%.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  As a percent of total net revenue, these costs increased 7.6 percentage points to 68.6% for the three months ended December 31, 2008 from 61.1% a year earlier.  Reported cost of revenue as a percent of net revenue was adversely impacted by the effect of markdown and return allowances that reduced net revenue, as well as by the establishment of a $174,545 inventory reserve during the three months ended December 31, 2008.  Excluding the impact of these items for the three months ended December 31, 2008, cost of revenue as a percent of adjusted net revenue totaled approximately 57%, a reduction of approximately 4 percentage points from the same period in 2007.  This adjusted decline reflected the impact of several factors including lower manufactured product costs, and reductions in freight out, warehousing and handling costs afforded by the company-owned distribution operation in Indianapolis, Indiana that was opened in July 2008.  In addition, an increase in the percentage mix of higher margin direct-to-consumer sales during the three months ended December 31, 2008 had the impact of reducing the overall cost of revenue as a percent of sales.

The dollar amount of cost of revenue decreased primarily as a result of the decrease in adjusted revenue discussed above and the cost savings associated with improved purchasing, distribution logistics, and manufacturing efficiencies.  These decreases were partially offset by the impact of the inventory reserve established as of December 31, 2008.

As a result of these impacts, the gross margin for the three months ended December 31, 2008, was 31.4%, down from 38.9% for the three months ended December 31, 2007.

Sales and marketing costs for the three months ended December 31, 2008 totaled $4,704,912, as compared to $4,997,801 for the three months ended December 31, 2007, a decrease of 5.9% or $292,889.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products and consist of the following:

	Three Months Ended December 31,
	2008	2007
Advertising	$2,094,269	$2,788,834
Personnel	974,178	1,011,499
Sales commissions	205,455	455,758
Trade shows	489	88,095
All other	1,430,521	653,615
	$4,704,912	$4,997,801

Advertising is principally comprised of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, for all our channels of distribution, in addition to generating direct-to-consumer sales.  Advertising expense totaled $2,094,269 for the three months ended December 31, 2008, down 24.9% from the same period in 2007, reflecting fewer airings of our short form and long form television advertisements, partially offset by higher television production costs and higher print media costs reflecting the increase in the number of catalogues printed and mailed during the quarter.

Sales and marketing personnel costs shown above consist of salaries, payroll taxes, employee benefits, and other payroll costs for our sales, operations, customer service, graphics, and marketing departments.  For the three months ended December 31, 2008, personnel costs for sales and marketing were $974,178 as compared to $1,011,499 for the three months ended December 31, 2007, a decrease of 3.7%.  The decrease in 2008 reflects lower headcount, principally in our customer service department, partially offset by higher headcount in our operations department which opened and staffed a new distribution center in Indianapolis, Indiana in July 2008.  In mid-December 2008, we implemented staff reductions totaling approximately 35% of our workforce, with significant reductions coming in our customer service and marketing-related departments.  As a result, the sales and marketing expense for the three months ended December 31, 2008, includes the impact of severance expense totaling $101,788, including the impact of eliminating the Chief Marketing Officer position.

Sales commissions, ranging from 2.5% to 7% of collections from our retailer customers, are paid to sales representative organizations that assist us in developing and maintaining our relationships with retailers.  As compared to the same period in 2007, sales commissions decreased 54.9%, principally reflecting the decrease in sales to retailers during the three months ended December 31, 2008, discussed above.

General and administrative costs for the three months ended December 31, 2008 totaled $2,037,797 as compared to $1,471,364 for the three months ended December 31, 2007, an increase of 38.5%, or $566,433.  The increase reflects a combination of factors including a total increase in non-cash compensation expense of $332,548, as stockholder approval of amendments to our 2005 Plan on October 1, 2008 caused us to recognize $220,711 in expense for previous vested options during the three months ended December 31, 2008.  We also incurred severance of $162,271 upon the departure of our former CEO and vice president of human resources during the 2008 period.  Depreciation and amortization increased $87,399 in the three months ended December 31, 2008 relative to the same period in 2007.  In addition, bank fees and legal charges related to our debt facilities were approximately $163,000 higher during the 2008 period relative to the three months ended December 31, 2007.

Research and development costs for the three months ended December 31, 2008 totaled $703,133, an increase of 3.0%, or $20,680, from the three months ended December 31, 2007.

Our loss from operations for the three months ended December 31, 2008 was $3,993,279 as compared to an operating loss of $1,452,733 for the three months ended December 31, 2007, an increase in the loss of $2,540,546.

Other income and expense for the three months ended December 31, 2008 totaled to a net expense of $408,943, up 101.3%, or $205,789 from the net expense of $203,154 recorded for the three months ended December 31, 2007.  The increase reflected a higher average level of interest bearing debt outstanding and new capital leases entered into subsequent to December 31, 2007, combined with a lower average level of interest-bearing cash equivalents during the quarter.

The net loss for the three months ended December 31, 2008 totaled $4,402,222, a $2,746,335 increase from the $1,655,887 loss reported a year earlier.

Nine Months Ended December 31, 2008 and December 31, 2007

For the nine months ended December 31, 2008, sales increased 16.1% to $31,585,896 from $27,199,821 for the nine months ended December 31, 2007.  Sales in all channels of distribution contributed to the increase as sales to retailers rose 8.9%, direct-to-consumer sales increased 10.1%, and international sales increased to over $2.2 million from $360,000 in the year earlier period.

The gross margin decreased in the 2008 period relative to 2007, to 39.0% from 40.1%.  The decline came despite improvements in many components of cost of revenue, including product and distribution costs, and a mix shift in our domestic operations to higher margin direct-to-consumer and seed kit sales.  These were more than offset by the impact of sales allowances and inventory reserves recognized during the quarter ended December 31, 2008, and the impact of the increase in our international sales to distributors, which carry a lower margin, and which accounted for 7.1% of total sales for the nine months ended December 31, 2008, up from 1.3% in the year earlier period.

Operating expenses, other than cost of revenue, totaled $18,334,472 and were up 10.4% on a year-over-year basis.  As a percent of revenue, these expenses decreased to 58.1% of revenue from 61.1% a year earlier.  The dollar increase principally reflects growth in general and administrative expense related to the scale of our business, as well as severance expense totaling approximately $464,000, and approximately $334,000 in higher depreciation and amortization expense.

The net loss for the nine months ended December 31, 2008 totaled $6,801,201, as compared to a net loss of $6,017,879.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2008 and the nine months ended December 31, 2007:

	Nine Months Ended December 31,
	2008	2007
Revenue
Product sales - retail, net	62.6%	66.7%
Product sales – direct-to-consumer, net	30.3%	32.0%
Product sales – international, net	7.1%	1.3%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	61.0%	59.9%
Research and development	5.9%	6.8%
Sales and marketing	34.9%	40.8%
General and administrative	17.3%	13.5%
Total operating expenses	119.1%	121.0%

Profit/(loss) from operations	(19.1)%	(21.0)%

	Nine Months Ended December 31,
Product Revenue	2008	2007
Retail, net	$19,772,293	$18,148,237
Direct-to-consumer, net	9,572,656	8,691,584
International, net	2,240,947	360,000
Total	$31,585,896	$27,199,821

For the nine months ended December 31, 2008 and December 31, 2007, revenue totaled $31,585,896 and $27,199,821 respectively, an increase of 16.1%, or $4,386,075, from the same period in 2007.

The same period increase in revenue reflects growth in all of our channels of distribution.  Retail sales increased 8.9% because of an increase in the number of stores carrying our products, a greater average number of products being carried per store, and large initial stocking orders shipped to major retail chains in the three months ending September 30, 2008.  These increases were partially offset by the impact of lower sales in our fiscal first quarter ended June 30, 2008, caused by the timing of the transition by some of our retailer customers to our new products, and by lower sales in our fiscal third quarter ended December 31, 2008, caused by the deteriorating economy, declines in consumer spending, and the impact of markdown and return allowances.

Direct-to-consumer sales also increased, by 10.1%, principally as a result of an increase in the number of catalogues mailed to over 3.5 million in the nine months ended December 31, 2008 from approximately 756,000 during the same period in 2007 and increased online marketing activity, partially offset by a reduction in the number of airings of our infomercial advertisements in the 2008 period.  International distribution of our products did not commence until late 2007, therefore the majority of the year-over-year increase in sales outside North America reflects the distribution penetration we have achieved since that time in Europe, Asia, and Australia.

A summary of the sales of AeroGardens and seed kits and accessories for the nine months ended December 31, 2008 and December 31, 2007 is as follows:

	Nine Months Ended December 31,
	2008	2007
Product Revenue
AeroGardens	$24,945,346	$22,605,871
Seed kits and accessories	6,640,550	4,593,950
Total	$31,585,896	$27,199,821
% of Total Revenue
AeroGardens	79.0%	83.1%
Seed kits and accessories	21.0%	16.9%
Total	100.0%	100.0%

AeroGarden sales increased 10.3% year-over-year, reflecting the growth in all distribution channels described above.  Seed kits and accessories increased by 44.5% on the strength of increased penetration in all distribution channels and the impact of the increase in the cumulative installed base of gardens.

Cost of revenue for the nine months ended December 31, 2008 and December 31, 2007 totaled $19,271,470 and $16,286,651, an increase of 18.3%, principally resulting from the increase in sales during the period.  As a percent of total revenue, these costs increased by 1.1 percentage points to 61.0% for the nine months ended December 31, 2008 from 59.9% a year earlier.  The increase in cost as a percent of revenue reflects an increase in lower margin sales to international distributors, the impact of markdown and returns allowances on net revenue, and the inventory reserve established in the third fiscal quarter of 2008, partially offset by cost reductions in the manufacturing and distribution of our products and a mix impact of higher sales as a percent of total into higher margin direct-to-consumer channels and into higher margin seed kit sales.  As a result, the gross margin for the nine months ended December 31, 2008 was 39.0%, as compared to 40.1% for the same period in 2007.

Sales and marketing costs for the nine months ended December 31, 2008 totaled $11,030,524, as compared to $11,089,338 for the nine months ended December 31, 2007, a decrease of 0.5%.  The breakdown of sales and marketing costs for both time periods is presented in the table below:

	Nine Months Ended December 31,
	2008	2007
Advertising	$3,911,012	$5,528,558
Personnel	3,122,773	2,462,428
Sales commissions	904,250	876,215
Trade shows	182,197	286,691
All other	2,910,292	1,935,446
	$11,030,524	$11,089,338

Advertising expense totaled $3,911,012 for the nine months ended December 31, 2008, a decrease of 29.3% from the same period in 2007, reflecting reduced infomercial production costs and television media costs, partially offset by an increase in the costs related to our catalogue operations.

For the nine months ended December 31, 2008, personnel costs for sales and marketing totaled $3,122,773, an increase of 26.8% from the same period in 2007.  The increase was caused in part by higher average headcount in our customer support operations, including sales management, sales support, and customer service through most of the period.  In addition, staffing for our new distribution center in Indianapolis, Indiana (opened in July 2008), contributed to the overall increase in sales and marketing personnel costs.  In mid-December 2008, we implemented staff reductions totaling approximately 35% of our workforce, with significant reductions coming in our customer service and marketing-related departments.  As a result of this reduction, sales and marketing severance expense totaling $101,788 was recognized in the quarter ending December 31, 2008.

Year-over-year, sales commissions increased 3.2% to $904,250, reflecting the increase in sales to retailers during the nine months ended December 31, 2008, as discussed above, offset by a mix shift to larger retail chain customers for which sales commissions are lower.

General and administrative costs for the nine months ended December 31, 2008 totaled $5,458,662 as compared to $3,679,397 for the nine months ended December 31, 2007, an increase of 48.4%.  The increase principally reflects increases in executive and managerial headcount, facility costs, insurance costs, and outside legal costs, as well as higher charges for depreciation and amortization expense ($334,217 higher reflecting our increased scale of operations), severance expense of $362,271 related to overall staff reductions, including the departure of our former chief executive officer, chief financial officer, and vice president of human resources, and $168,111 in increased non-cash compensation expense.  Research and development costs for the nine months ended December 31, 2008 totaled $1,845,326 against $1,840,441 for the nine months ended December 31, 2007.

Our loss from operations for the nine months ended December 31, 2008 was $6,020,046 as compared to an operating loss of $5,696,006 for the nine months ended December 31, 2007.

Other income and expense for the nine months ended December 31, 2008 and December 31, 2007 totaled net expense of $781,155 and $321,873, respectively.  The 142.7%, or $459,282 increase in 2008 reflected a higher average level of interest bearing debt and capital leases outstanding, combined with a lower average level of interest-bearing cash equivalents during the quarter.

The net loss for the nine months ended December 31, 2008 totaled $6,801,201 as compared to a loss of $6,017,879 reported for the same period in 2007.

After adjusting the net loss for non-cash items, including depreciation, amortization, bad debt allowances and issuances of common stock and options under the 2005 Plan, the net cash loss for the nine months ended December 31, 2008 totaled $5,774,708 as compared to a $5,167,118 net cash loss in the prior year.  The $607,590 increase in the net cash loss resulted primarily from the higher net loss in 2008.

Changes in working capital accounts used cash of $1,986,675 during the nine months ended December 31, 2008, reflecting increases in inventory and accounts receivable balances, partially offset by increases in current liability accounts, principally accounts payable.  We source the majority of our inventory from Chinese manufacturers and therefore face production and delivery lead times that average 60 to 90 days.  In order to be prepared to meet anticipated fall and holiday demand for our products, we contracted to purchase inventory in the quarter ended September 30, 2008.  As consumer demand declined in response to the global credit crisis in October and November, we reduced our orders for product from China to the extent possible, but because of the long procurement lead times we face, were unable to effectively manage inventory levels to the new lower demand expectations.  As a result, inventory on hand at December 31, 2008 totaled $11,041,422, representing approximately 157 days of sales activity at the average daily rate of sales experienced during the nine months ended December 31, 2008.  Net accounts receivable totaled $6,164,936 as of December 31, 2008, representing approximately 53 days of sales activity at the average daily rate of sales experienced during the nine months ended December 31, 2008.  Accounts payable totaled $8,833,832 as of December 31, 2008, representing approximately 64 days of daily expense activity at the average daily rate of expenses experienced during the nine months ended December 31, 2008.

Net cash used by operating activities totaled $7,761,383 for the nine months ended December 31, 2008, as compared to $10,443,487 in the year earlier period.  The cash requirement in 2008 was funded by increases in net borrowings under our debt facilities and capital leases of $8,733,977, a reduction in our cash balances of $725,611, and proceeds from the exercise of warrants and options to purchase our common stock totaling $949,932.  Included in the latter amount is $873,289 in proceeds from warrants exercised in November 2008, when the Company reset the exercise price on 1,189,979 warrants, in accordance with the terms and conditions of the warrants, from a range of $5.00 – $8.25 per share to a range of $0.66 – $0.75 per share in return for an agreement by the warrant holders to exercise the warrants immediately.  In addition, the warrant holders were issued an aggregate of 594,990 new warrants with an exercise price of $2.00 per share, representing one-half new warrant for every existing warrant exercised at the reset exercise price.

Liquidity and Capital Resources

First National Loan

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

Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 19, 2009. The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009.  The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty.  In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.  As of December 31, 2008, $998,062 was outstanding under the First National Note, including accrued interest.

WLLC Loan Agreement

On May 22, 2008, the Company also entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLLC Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”). Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company.  As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly.  If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009.  We granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets granted to FCC and First National Bank (each as described herein).  Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable.  In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.  As of December 31, 2008, loans totaling $1,236,934 were outstanding under the WLLC Loan Agreement, including accrued interest.

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

Revolving Credit Facility

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

The Revolving Credit Facility has an initial two-year term, with one-year renewals thereafter.  Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  The purpose of the Revolving Credit Facility is to provide additional working capital.  As collateral for the Revolving Credit Facility, the Company granted to FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  As of December 31, 2008, loans totaling $6,587,951 were outstanding under the Revolving Credit Facility, including accrued interest, and there was an estimated remaining availability of approximately $600,000.  The amount available under the Revolving Credit Facility varies from day-to-day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels.

As of June 30, 2008, the Company was not in compliance with two covenants under the FCC Loan Agreement.  As of July 31, 2008, FCC and AeroGrow executed an amendment to the FCC Loan Agreement (the “First FCC Amendment”).  The First FCC Amendment re-set the covenant levels for June 30, 2008 and future periods, thus waving the non-compliance as of June 30, 2008, under the old covenants, temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the interest rate from Base Rate plus 2% to the current rate of Base Rate plus 3.5%.  After the First FCC Amendment, the Company was in compliance with the revised covenants as of June 30, 2008.

As of September 30, 2008, the Company was not in compliance with two covenants under the revised FCC Loan Agreement.  On October 24, 2008, FCC and the Company executed a second amendment to the FCC Loan Agreement (the “Second FCC Amendment”).  The Second FCC Amendment waived the covenant violations as of September 30, 2008.  In addition, the Second FCC Amendment changed the definition of Base Rate to be the higher of the prime rate or one-month LIBOR + 2.75%, and adjusted the interest calculation under the FCC Loan Agreement such that the interest rate resets monthly, rather than daily.

As of October 27, 2008, FCC and the Company executed a temporary amendment to the FCC Loan Agreement that temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the advance rate against inventory.

On January 16, 2009, the Company and FCC executed a temporary amendment to the FCC Loan Agreement that temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the advance rate against inventory as of January 1, 2009.

As of December 31, 2008, the Company was not in compliance with three covenants under the revised FCC Loan Agreement.  Effective as of January 31, 2009, FCC and the Company executed a forbearance agreement related to the FCC Loan Agreement (the “Forbearance Agreement”).  Pursuant to the terms of the Forbearance Agreement, FCC agreed to forbear its rights and remedies under the FCC Loan Agreement and related documents with respect to any existing defaults under the FCC Loan Agreement (the “Existing Defaults”) until the earlier of June 30, 2009, or the date of occurrence of a default other than the Existing Defaults.  The Forbearance Agreement also increases the Company’s ability to borrow against inventory and accounts receivable during the term of the Forbearance Agreement (the “Additional Borrowing Capacity”).  In return for FCC providing the forbearance period and the Additional Borrowing Capacity, the Company agreed to pay FCC a $25,000 forbearance fee (in five monthly installments), an amendment fee equal to 1.5% per month on the average utilization of the Additional Borrowing Capacity, and issue to FCC a minimum of 250,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  Simultaneously with the execution of the Forbearance Agreement, Mr. Walker provided a $1 million guarantee against certain liabilities under the FCC Loan Agreement.  As compensation for providing the guarantee, the Company has agreed to issue Mr. Walker 50,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  In accordance with SFAS No. 78, the loans outstanding under the FCC Loan Agreement are classified as current because the term of the Forbearance Agreement does not exceed one year.

Cash Requirements

In addition to our contractual obligations through the balance of the fiscal year for $206,144 of operating lease payments, $38,991 of capital lease payments, and required debt service payments under our debt agreements, we will require cash to:

•	Fund our operations and working capital requirements,
•	Develop and execute our product development and market introduction plans,
•	Execute our sales and marketing plans,
•	Fund research and development efforts, and
•	Expand our international presence, particularly in Europe and Asia.

We expect to partially fund these, and any other cash requirements, with cash provided by operations, our $12 million Revolving Credit Facility, and other debt facilities, as well as with existing cash at December 31, 2008, totaling $1,266,180 (including cash that is currently restricted as collateral for a letter of credit issued by First National Bank on behalf of the Company).  At this time, given the impact of macroeconomic factors on our business, we believe we will also need additional funding to successfully operate our business over the near term.  As a result, we have engaged an investment banker to assist us in exploring strategic alternatives to address our funding requirements, with a goal of raising new long-term capital in a range of $8 to $12 million.  In addition, we held a Special Meeting of Stockholders on February 5, 2009, at which the stockholders approved an amendment to the Company’s Articles of Incorporation that authorizes the Company’s Board of Directors to approve the terms and conditions of preferred stock issued by the Company (see Item 4. Submission of Matters to a Vote of Security Holders).

We cannot predict with certainty the cash and other ongoing operational requirements for our proposed plans as market conditions, competitive pressures, regulatory requirements, and customer requirements can change rapidly.  If we are unable to generate cash from operations at currently estimated levels, or if our access to new borrowings under our debt agreements is constrained, or if we cannot raise additional capital, our ability to execute our operational plans could be adversely impacted.

We do not expect to enter into additional capital leases to finance major purchases.  At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the financing arrangements described in this report.  However, given our operating history, and our expectation of future growth, we have determined that raising additional capital to support our operations is necessary.  Therefore, with the assistance of our investment banker, we are assessing opportunities to access additional capital, reviewing potential strategic alternatives, and discussing our requirements with potential investors.  The terms, conditions, and timing of any future transactions have not been conclusively determined.

Assessment of Future Liquidity and Results of Operations

Liquidity.  To assess our ability to fund ongoing operating requirements over the next 12 months, we have developed assumptions regarding our business plan, projected operating cash flow, anticipated capital expenditures, availability under our various existing credit facilities, and our ability to secure additional capital.  Critical sources of funding, and key assumptions include:

•	Our cash of $1,266,180 (including restricted cash) as of December 31, 2008,
•
The continued availability of funding from the Revolving Credit Facility and our other existing credit facilities.  As of December 31, 2008, there was approximately $600,000 in remaining availability under the Revolving Credit Facility.  The amount available under the Revolving Credit Facility varies from day-to-day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels,

•	The continued support of our suppliers,
•	The successful completion of a transaction to raise $8 to $12 million in additional capital,
•	Our anticipated sales to retail customers, international distributors, and consumers,
•	The anticipated level of spending to support our planned initiatives, and
•	Our expectations regarding cash flow from operations.

The availability of borrowings under the Revolving Credit Facility is subject to covenants and limitations that require us to maintain compliance with specified operating and financial covenants.  Although our lender agreed to forbear its rights and remedies with respect to our non-compliance with these covenants at December 31, 2008, there can be no assurance that we will regain compliance with these covenants over time, or that our lender will waive or forbear its rights and remedies with respect to any future violations, especially if our borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

Our ability to meet our operating requirements also relies on raising additional capital, as we believe that currently available cash and other sources of liquidity are insufficient to adequately fund our operations for the next 12 months.  Through our financial intermediary we are discussing strategic alternatives with potential investors.  However, given the current state of the capital markets in general, and concerns regarding the retail and consumer products sector in particular, there can be no assurance that we will be able to raise additional capital in a sufficient amount or on a timely enough basis to meet our operating requirements.  In the event we are unable to raise new long-term capital, the Company’s existing sources of liquidity may be sufficient to fund our operations, as currently structured and based on the assumptions, qualifications and contingencies detailed above, for approximately the next three to six months.  If faced with an inability to raise new long-term capital, it is likely we would attempt to restructure our business to reduce the capital resources required to support our continued operations.  However, there can be no assurances that such actions would be undertaken on a sufficiently timely basis, or would ultimately be successful in re-sizing the Company’s operational requirements to the available resources.

Results of Operations.  There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

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

Based on the qualifications and contingencies presented above regarding liquidity, we believe we can execute our operating plans.  However, the factors noted above regarding results of operations could impact our expected financial results, either positively or negatively.  As a result, we cannot be certain that third-party financial forecasts will prove to be accurate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest income and expense is most sensitive to fluctuations in the general level of U.S. dollar interest rates.  As such, changes in U.S. dollar interest rates affect the interest we pay on our debt, the interest we earn on our cash, and short-term investments, and the value of those investments.  Due to the short-term nature of our cash and investments, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income.  The interest payable under our various debt agreements is determined in part based on the prime rate and LIBOR and, therefore, is affected by changes in market interest rates. Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon. Interest-bearing debt outstanding at December 31, 2008 and capital leases totaled approximately $9.0 million. Assuming this amount was outstanding throughout our fiscal year, we would have a resulting decline in future annual earnings and cash flows of approximately $90,000 for every 1% increase in borrowing rates.  Our level of borrowings will fluctuate throughout the year in line with the seasonality of our sales, profits, and cash flow.  As a result, the amount of debt outstanding at any given time can be higher or lower than the amount outstanding as of December 31, 2008.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes during the quarter ended December 31, 2008, to the risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008.

Risks Related to Our Capitalization
Recent events in the global capital markets have generally had a significant impact on the ability of borrowers to access loans, and issuers to access equity capital.  While the Company’s access to such sources of funds have not been impacted to date, there can be no guarantee that market conditions will not impact the Company’s ability to secure the funds it requires to meet its current operating needs, or to support its future business plans.

The Company has engaged an investment banker to assist in assessing strategic alternatives with a goal of raising $8 to $12 million of new long-term capital.  As described in the “Liquidity and Capital Resources” section, the Company believes this new capital is necessary to allow it to successfully operate its business over the short-term, and to execute its longer-term business plans.  In addition, the Company believes that its currently available capital resources are insufficient to adequately fund its operations for the next 12 months.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between November 17, 2008 and November 21, 2008, the Company agreed to reduce the per share exercise prices of certain of its outstanding warrants to purchase shares of its common stock from original exercise prices ranging from $5.00 to $8.25 to reduced exercise prices ranging from $0.66 to $0.75 in connection with an agreement by the holders of such warrants to immediately exercise such warrants.  In connection with such warrant exercises, the Company received $873,289 in cash proceeds and issued 1,189,979 shares of its common stock.

In connection with the warrant repricing and exercise of such warrants, the Company issued replacement warrants to such warrant holders (the “Replacement Warrants”), permitting the holder to purchase one share of the Company’s common stock for every two shares that were purchased pursuant to the exercise of such repriced warrants at an exercise price of $2.00 per share.  In total, Replacement Warrants representing the right to purchase 594,990 shares of Company’s common stock were issued, and the Replacement Warrants have termination dates ranging from September 13, 2010 to September 4, 2014.

The shares of common stock issued upon exercise of the repriced warrants and the issuance of the Replacement Warrants were done in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

On February 5, 2009, the Company held a Special Meeting of Stockholders.  At the meeting, the stockholders present in person or by proxy voted on the following matters.

1.	Stockholders approved an amendment to our Articles of Incorporation giving our Board of Directors the authority to designate the rights and preferences of AeroGrow’s preferred stock.

Votes For	Votes Against	Votes Abstained
6,449,229	430,005	70,689

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

The Staff is reviewing the Company’s eligibility for continued listing on The Nasdaq Capital Market.  To facilitate this review, the Staff requested that the Company provide, on or before August 26, 2008, the Company’s specific plan to achieve and sustain compliance with all Nasdaq listing requirements, including the time frame for completion of the plan.  The Company timely filed this plan with the Staff, and the Staff granted the Company an extension of time until November 24, 2008 to regain compliance with Nasdaq Marketplace Rule 4310(c)(3).

On November 26, 2008, the Staff issued a Determination Letter informing the Company that unless the Company requested an appeal of the Staff determination, trading of the Company’s common stock would be suspended at the opening of business on December 5, 2008, and a Form 25-NSE would be filed with the Securities and Exchange Commission, which would remove the Company’s securities from listing and registration on Nasdaq.  The Company requested an appeal of the Staff determination on December 3, 2008, and participated in the subsequent appeal hearing on January 8, 2009.  As of the date of this filing, the determination of the appeals panel (the “Appeals Panel”) is still pending.

If the Appeals Panel determines that the Company has presented a definitive plan that will likely enable it to achieve and sustain long-term compliance with the Nasdaq listing requirements, it may grant the Company a temporary conditional listing to enable the Company to regain compliance.  If the Appeals Panel does not grant a temporary conditional listing, and the Company has not regained compliance with the Nasdaq listing requirements, then the Company will be notified that the Appeals Panel has determined to delist the Company's securities and the Company’s securities will be suspended from trading on Nasdaq, effective on the second business day after the decision is issued.  The Company may appeal the Appeals Panel's decision to the Nasdaq Listing Council (the “Listing Council”). The Listing Council may also decide to call the decision of the Appeals Panel for review.  An appeal to the Listing Council would not stay the Appeals Panel's decision or the suspension of the trading of the company's shares pending a final determination by the Listing Council.

As of December 31, 2008, the Company was not in compliance with certain covenants under the revised FCC Loan Agreement.  On February 9, 2009, FCC and the Company executed a forbearance agreement related to the FCC Loan Agreement (the “Forbearance Agreement”) effective as of January 31, 2009.  Pursuant to the terms of the Forbearance Agreement, FCC agreed to forbear its rights and remedies under the FCC Loan Agreement and related documents with respect to any existing defaults under the FCC Loan Agreement (the “Existing Defaults”) until the earlier of June 30, 2009, or the date of occurrence of a default other than the Existing Defaults.  The Forbearance Agreement also increases the Company’s ability to borrow against inventory and accounts receivable during the term of the Forbearance Agreement (the “Additional Borrowing Capacity”).  In return for FCC providing the forbearance period and the Additional Borrowing Capacity, the Company agreed to pay FCC a $25,000 forbearance fee (in five monthly installments), an amendment fee equal to 1.5% per month on the average utilization of the Additional Borrowing Capacity, and issue to FCC a minimum of 250,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  Simultaneously with the execution of the Forbearance Agreement, Mr. Walker provided a $1 million guarantee against certain liabilities under the FCC Loan Agreement.  As compensation for providing the guarantee, the Company will issue Mr. Walker 50,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  In accordance with SFAS No. 78, the loans outstanding under the FCC Loan Agreement are classified as current because the term of the Forbearance Agreement does not exceed one year.  A copy of the Forbearance Agreement is attached as Exhibit 10.3 to this Form 10-Q.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.3	Certificate of Amendment to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.4	Certificate of Change to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to our definitive proxy statement filed January 2, 2009.
3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)
10.1
Second Amendment to Loan and Security Agreement between the Company and FCC, LLC d/b/a/ First Capital, dated October 24, 2008 (incorporated by referenced to Exhibit 10.1 of our Current Report on Form 8-K, filed October 30, 2008)

10.2
Temporary Amendment to Loan and Security Agreement between the Company and FCC, LLC d/b/a/ First Capital, dated October 27, 2008 (incorporated by referenced to Exhibit 10.2 of our Current Report on Form 8-K, filed October 30, 2008)

10.3*	Forbearance Agreement among the Company, FCC, LLC d/b/a/ First Capital, and Jack J. Walker, effective January 31, 2009
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act
*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: February 12, 2009	/s/ Jervis B. Perkins
By: Jervis B. Perkins
Its: Chief Executive Officer (Principal Executive Officer) and Director

Date: February 12, 2009	/s/ H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: February 12, 2009	/s /Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)