Form 10-K
period 2009-03-31
AeroGrow International, Inc.
filed 2009-07-06
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

(Commission File No.)  001-33531

AEROGROW INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	46-0510685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6075 Longbow Drive, Suite 200
Boulder, Colorado 80301

(303) 444-7755

 (Address, including zip code and telephone number, including area code, of registrant's of principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2008 was $25,811,157.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         The number of shares of the registrant's common stock outstanding as of June 30, 2009 is 12,425,249.

DOCUMENTS INCORPORATED BY REFERENCE
None.

AeroGrow International Inc.
Annual Report on Form 10-K
Year Ended March 31, 2009

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

Our Business

AeroGrow is a developer, marketer, distributor, and seller of advanced indoor garden systems, designed for consumer use and priced to appeal to the gardening, cooking, small indoor appliance, healthy eating, and home and office décor markets worldwide. To date, we have launched multiple lines of proprietary indoor gardens, more than 50 corresponding proprietary seed kits, and various cooking, gardening and décor accessories, both nationally and internationally.

As of March 31, 2009, we had manufactured and shipped over 795,000 AeroGarden® garden units and 1,700,000 seed kits to consumer and retailers worldwide.  We commenced initial marketing and distribution of our products in March 2006 and have expanded these marketing efforts to encompass broad retail distribution, home shopping networks, catalogue, international, and direct-to-consumer sales channels which include direct television, Internet, and our own in-house direct mail catalogue.

Our principal products are indoor gardens and proprietary seed kits that allow consumers, with or without gardening experience, the ability to grow vegetables such as tomatoes, chili peppers and salad greens, fresh herbs including cilantro, chives, basil, dill, oregano, and mint, and flowers such as petunias,  snapdragons, pink geraniums and phlox. Consumers can also plant and grow their own seeds using our proprietary “master gardener” kits, or use their AeroGardens as seed starters for their outdoor gardens with our “garden starter” trays.

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

We believe that our products allow almost anyone, from consumers who have no gardening experience to professional gardeners, to produce year-round harvests of a variety of herbs, vegetables, and flowers, regardless of experience, season, weather, or availability of natural light. We believe that our indoor gardening products’ unique and attractive designs make them appropriate for use in almost any location, including kitchens,  living areas, and offices.

Our indoor gardening units currently on the market retail from approximately $79 to $229 depending on the features and components, including size, design elements, light intensity and automated features, and are sold through different channels matching customer needs and interests with the appropriate garden unit features and benefits.

Corporate History

AeroGrow International, Inc. (“AeroGrow”) was formed as a Nevada corporation on March 25, 2002. AeroGrow merged with Wentworth I, Inc., a Delaware corporation on February 24, 2006, and AeroGrow was the surviving corporation.

After more than three years of initial research and product development, we began sales activities in March of 2006. Since that time, we have significantly expanded all aspects of our operations in order to take advantage of what we believe to be an attractive market opportunity.  We have substantially increased the depth and breadth of our distribution.  At the peak of our 2008 holiday season, AeroGarden products were selling in an estimated 10,000 retail storefronts domestically and more than a dozen countries internationally.  We have also developed direct sales channels including web sales, direct television sales including infomercials and 60 and 120 second television commercials, and a direct mail catalogue business with more than 4.8 million catalogues mailed in fiscal 2009.  In the past two years we have significantly expanded our product lines, now offering 11 different indoor garden models, more than 50 seed kits, and various gardening and kitchen accessories.

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

•   Consumers are often unable to properly mix and measure complex hydroponic nutrient formulas, which change depending on the plant variety and the stage of plant growth. In addition, consumers are unable to deal with the problem of nutrient spoilage; and

•   Federally-mandated water quality reports show that the water in many large cities is not suitable for hydroponic or aeroponic growing and requires treatments in order to sustain growth.

Our research has led us to believe that these complexities have been accepted in existing hydroponic market channels because hydroponic manufacturers have generally focused their product development and marketing efforts on satisfying the needs of the commercial greenhouse and dedicated hobbyist markets. These users are motivated to gain the specialized knowledge, equipment and experience currently required to successfully grow plants with these products.  Our research indicated that the hydroponic growing equipment currently available in these markets is bulky, expensive and comprised of many, often unintegrated, parts.

We believe that the complexities of currently available commercial hydroponic products fail to address the needs and wants of the mass consumer market, leaving that market unserved. We further believe that our trade secrets, patented and patent-pending inventions, and companion technologies have simplified and improved hydroponic and aeroponic technologies and have enabled us to create the first indoor aeroponic gardening system appropriate for the mass consumer market.

Our Proprietary Technology

We have spent seven years innovating, simplifying, combining, and integrating numerous proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop 11 different models of indoor gardens, each with different features and technology groupings, priced from approximately $79 to $229.  We have filed 18 patent applications in the United States and internationally to protect our inventions, and 4 patents have been issued (1 in the United States and 3 internationally).  Following is a description of our proprietary technologies and inventions that are used in our indoor garden system and seed kits.

Rainforest Nutrient Delivery System. Our “rainforest” nutrient delivery system combines our patent-pending technologies with features from several hydroponic or aeroponic methodologies into a proprietary system that leaves plant roots suspended in an air gap.  Plant roots take oxygen directly out of the air and, in testing of aeroponic systems by multiple different sources, including NASA Small Business Innovation Research lettuce studies, plants grow faster as a result.

Advanced Growing System. Our Advanced Growing System (AGS) is available on many of our newer indoor gardening products and combines features from our rainforest delivery system with new technologies that deliver increased nutrient oxygenation, faster, healthier root growth, decreased needs for consumer maintenance, and increased product reliability.  With AGS, plant roots are suspended in air in a 100% humid aeroponic chamber and then grow into a continuously oxygenated nutrient bath.

Pre-Seeded Bio-Grow Seed Pods. Our proprietary bio-grow seed pods include pre-implanted, specially selected seeds, a bio-sponge growing medium, removable bio-dome covers, and a grow basket to assist with the proper distribution of moisture. In development, attention was paid to delivering optimal amounts of nutrient, oxygen and moisture to seeds to maximize germination and survival rates.

Microprocessor-Based Control Panel and Nutrient Cycle Delivery System. Microprocessor-based control panels can include automated grow lights to ensure that plants receive proper lighting and nutrient and water reminder systems that alert consumers to add water and nutrients when needed.  In addition, several systems allow consumers to select from multiple plant types (for example, lettuce, herbs, tomatoes, or flowers) and the system then automatically adjusts and optimizes the nutrient, water and lighting cycles based on the plant variety selected.  In addition, some systems take into account stage of growth of the specific plants when optimizing these factors.

Custom Nutrient Tablets and Automatic pH Adjustment. We have developed time-release nutrient tablets designed specifically to deliver the proper nutrients to the plants, while offering consumers a user-friendly nutrient system. Plant specific nutrients are included with each seed kit, and consumers simply add them when instructed by the microprocessor-based nutrient reminder. The nutrient tablets eliminate the need for measuring and mixing multi-part nutrient formulas and storing various nutrients in separate containers. Also formulated into the nutrient tablets is a proprietary buffer that automatically adjusts tap water from around the country to the right pH ranges for plant growth.  Without this adjustment, tap water from many areas in the country will severely limit, or inhibit, plant growth in most aeroponic and hydroponic systems.

Integrated and Automated Lighting System. Hydroponic systems typically do not incorporate built-in lighting systems. Our indoor gardening products include built-in adjustable grow lights with ballast, reflector hood, grow bulbs and an electronic timer. Our integrated lighting systems include high-output compact fluorescent light bulbs that deliver a spectrum and intensity of light designed to help optimize plant growth without natural light. In addition, our lighting system is fully automated and controlled by our microprocessor-based control panel described above. Variations in lighting are a differentiator in our product lines, and we have several gardens on the market with “twice the light and twice the height” of our initial gardens, allowing consumers to grow larger plants such as full-sized tomatoes in our indoor gardens, and deliver higher yields.

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

Gardener Market. The 2002 National Gardening Survey conducted by the National Gardening Association states that gardening is America’s number one hobby with more than 70 million active gardeners. Based upon this survey, there were estimated to be: 27 million vegetable gardeners, with one out of every four households having a vegetable garden; over 15 million fresh herb gardeners; and over 20 million flower gardeners. We believe that our indoor gardening products and related products offer both expert and novice gardeners several major benefits not readily available through traditional gardening methods, including:

•	the ability to grow fresh herbs, lettuces, vegetables, tomatoes, and flowers year-round, regardless of indoor light levels or seasonal weather conditions,

•	the ability to easily start plants indoors during colder months and then transplant them outdoors at the onset of the outdoor growing season,

•	the ability to use stem cuttings to propagate multiple reproductions of the desired plants in our indoor gardening products, and

•	the ease of growing in our indoor gardens in contrast to the toil associated with traditional gardening, including preparing the soil, planting, thinning, weeding, watering, and removing pests.

“Want-to-be” Gardener Market. We believe that many people have an interest in gardening but lack the knowledge, confidence, available space, equipment, or time to garden. We have observed the following barriers that often prevent people from gardening:

•	gardening requires an ongoing time commitment,

•	apartment, high-rise, and condominium dwellers often lack the land needed for a traditional garden,

•	gardening requires physical work, which can be a significant barrier to people with limited mobility or health issues,

•	buying the necessary equipment to garden can be expensive, and

•	gardening requires knowledge and expertise.

We believe that our indoor gardening products overcome many of these barriers and provide a simple, convenient way for many current non-gardeners to begin to garden.

Kitchen Products and Small Appliances Market. Many Americans enjoy cooking as a hobby Consumers in this market include:

•	people interested in cooking who would appreciate the convenience and satisfaction of having a readily available supply of fresh-cut herbs to flavor soups, salads, and other dishes,

•	people who prefer the distinctive texture and taste of freshly picked, vine-ripened tomatoes, basil, lettuces, and other vegetables over days-old supermarket produce, and

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

Products

AeroGarden Indoor Gardens.  We currently offer 11 different indoor garden models priced from approximately $79 to $229 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusions of plant support systems.

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

3.
AeroGarden 6 Series.  Features the Advanced Growing System, improved grow lights, and an innovative design that delivers increased outputs (relative to our classic 7-pod systems).  Some include a space saving configuration with a 30% smaller footprint to fit more easily on countertops and in corners for apartments, condos, and smaller kitchens. Other models include upgraded trim and extended growing arms and lumen output for growing larger plants.  Retail price $129 to $199.

4.
AeroGarden3 Series – The AeroGarden3 series features the Advanced Growing System, improved grow lights, a smaller footprint, and an attractive, stylish design that makes it suitable for use as a decorative feature throughout the home or office.  AeroGarden 3’s fit easily on kitchen counters, night stands, and end tables. Some models include upgraded trim and new finish designs such as the “Ladybug” garden targeted at all-family usage.  Retail price $79 to $109.

AeroGarden Seed Kits.  We currently offer more than 50 seed kits for use in our indoor gardening products. These seed kits include pre-seeded bio-grow seed pods and a three-to-six-month supply of nutrients, including our proprietary formula for adjusting water quality. Our seed kits retail at prices ranging from $14.99 to $24.99, and include kits like:

•   Vegetable Gardens:  cherry tomato, chili pepper, green beans, salsa garden.

•   Herb Gardens: gourmet herbs, Italian herbs, pesto basil.

•   Flower Gardens: cascading petunias,  English cottage, scented blooms, mountain meadow.

•   Salad Gardens: salad greens, romaine lettuce.

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

Other Accessories.  To complement and expand the functionality of our indoor gardening products, we have developed a variety of accessory products including cookbooks and cooking accessories.  We also offer multiple wall brackets and other shelving and support systems, which can hold multiple indoor gardens at the same time. We also offer the Herb ‘n Serve, a battery-operated herb blender and salad dressing maker, and the Herb ‘n Ice, an easy-to-use fresh herb storage device.

Future Products.  Our core technology platform can be leveraged by bundling different components into new products with a wide variety of features and price points that then can be sold through a variety of retail and direct channels for use in different settings around the home or office.   Examples include a desk garden series, a professional system for larger plants and vegetables, patio and deck gardens, home décor and air freshening gardens, and additional seed kits and accessories.

                For the fiscal years ending March 31, 2009, 2008 and 2007, we invested $2,146,493, 2,605,112 and $2,113,255, respectively, in research and development activities.  As a result, we have a strong backlog of new product innovations in the pipeline and are waiting for ideal timing for launch in terms of market opportunity, marketing and capitalization.  In calendar 2009, we plan to introduce a six-pod configuration ”Veggie Pro” model, for growing full-sized vegetables with our AGS technology, and a variety of new seed kits and accessory items.

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

Retail Sales. Initial shipments to retail launch partners, including Sur La Table, Frontgate, and others commenced in March 2006.  By December 2006, our products were distributed through more than 750 retailers, including catalogers like Skymall, Brookstone and Herrington, and web merchants like Amazon.com.  In 2007 we expanded into Linen’s n Things, Bed, Bath & Beyond, Sears, Macy’s and JCPenney, and had successful tests at Target and other large chains.  This grew our retail distribution to 4,300 retailers by December 2007, and by March 31, 2008, we had expanded to 5,100. Continued rollout into large retailers like Kmart, Costco, Sam’s, Target, and Kohls pushed retail distribution to a high of more than 9,000 stores by the end of the 2008 holiday season, much of that on an “in and out” seasonal basis.  As of March 31, 2009, our products were being sold in approximately 7,500 retail storefronts.  We expect that the number of retailers carrying the AeroGarden line will decrease somewhat during the 2009 holiday season relative to the 2008 holiday season as some retailers rethink their strategies in the face of the prolonged economic downturn and as we focus our attention and resources to maximize sales through our primary retailers.  For the fiscal year ended March 31, 2009, approximately 61% of our net sales were to retailer customers and approximately 50% of our total sales to retailers represented sales to five retailer customers.  One of our retailer customers represented 10% of our total net sales for the fiscal year ended March 31, 2009.  Long-term, we believe that our indoor gardening products present opportunities in up to 15 different retail channels, including culinary, department stores, mass, clubs, specialty, home centers, lawn and garden, hardware, office, drugstores, gift shops, grocery, toy, schools/education, and hydroponic.

Direct Sales. In the fall of 2006 we launched an infomercial advertising campaign, which began with 30 minute programming and has since been supplemented with 60-second and 120-second television commercials. In 2008 we created new 60-second and 120-second commercials highlighting our new products, and in 2009 we’re planning direct response TV advertisements for our 3 pod and 6 pod lines.  Overall spending on TV advertising has decreased as a percentage of the overall marketing budget in the most recent year as we have focused on more profitable and efficient media spending.

In June of 2007 we produced and began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In fiscal 2009 we mailed more than 4.8 million catalogues.  With our catalogue sales we focus on remarketing to current customers and also prospecting for new customer acquisition using database marketing techniques.

We established our first consumer product website in the fall of 2006 and in late 2007 supplemented this with search engine advertising, banner advertising, email campaigns and web affiliate programs.  In the fall of 2008 we took on in-house management of many of these programs from third-party providers and have seen resulting increases in profitability and efficiency.  A key focus of our web and catalogue marketing will continue to be repeat sales of our seed kits, light bulbs and accessories to our existing customers, and focusing on building and maximizing the lifetime value of our AeroGarden customers.

International Sales. We began testing international sales opportunities in the UK and Japan in late 2007, and have since expanded internationally into Australia, South Korea, Mexico, France and several other countries.  International expansion in 2009 will likely focus on gaining broader distribution in existing markets, while incrementally expanding into new areas as resources allow.

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

We believe that our simplified and complete indoor gardening products and current and planned methods of distribution offer significant benefits from these traditional hydroponic industry practices.  To date, we have discovered a kitchen design firm that has tried to introduce an indoor growing system into the market, to what appears to be very limited success.  In our in-house laboratory tests, these systems have performed at levels far below our own systems in terms of germination success, longevity, speed-of-growth and overall yields.

However, we recognize that a large market exists for products like ours and that there are other companies that are better funded and have greater experience in producing hydroponic products in commercial markets, or that are successful in manufacturing or selling consumer product or soil-based gardening products.

Manufacturing

We manufacture our products using contract manufacturing sources, which are supervised by our internal engineering and manufacturing teams. Our seed kits are currently produced and assembled in our facilities in Indianapolis, Indiana.

We currently have primary main suppliers of our different indoor garden models in China, and multiple, dual sourced manufacturers of our many component parts and accessories.    Our first garden manufacturer was Mingkeda Industries Co, Ltd. (“Mingkeda”) a Chinese company capable of producing 20,000 gardens per month.  Our second manufacturer was Main Power Electrical Factory Ltd. (“Main Power”), which began shipping products during the first calendar quarter of 2007.  Production capacity at Main Power is estimated to be 100,000 units per month.  Our third manufacturer, Kayue Electric Company Limited, started producing gardens in June 2007, and has a production capacity of 20,000 units per month.  Capacity expansion is available through all manufacturers in a reasonable period of time with a nominal tooling investment.

                In July 2008 we opened a company-owned distribution center in Indianapolis, Indiana.   We also produce and assemble our seed kits in this facility. Indoor gardening products are shipped from China either to our primary fulfillment center in Indianapolis, or to third-party fulfillment centers in Chino, California and in countries outside the United States.

Product Returns and Warranties

 To date, product returns have been within our expectations for both retail and direct-to-consumer sales.  At retail, we utilize a “Destroy in Field” methodology for certain customers as the cost of shipping the return, if used, does not justify the value of the recovered unit. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods, which allowance is deducted from payments from such customers.  To our knowledge, our retailers are satisfied with this arrangement.    Our manufacturers will provide us with replacement parts at no charge for products which are deemed defective due to materials or manufacturing complications. We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.

Intellectual Property

As of March 31, 2009, we had filed 13 patent applications in the United States and 4 patent applications internationally to protect our inventions, and of these, 1 United States and 3 international patents had issued.  Subsequently we filed 1 additional patent application in the United States, for a total of 14 patent applications covering our technologies in the United States. Following are descriptions of our pending patent applications and issued patents related to technologies that are used in our indoor garden systems and seed kits:

United States

●
devices and methods for growing plants, RAIN (rain-aerated ionized nutrient) system technology, which hyper-oxygenates and ionizes plant roots in 7-pod garden systems, filed in March 2005, application serial number 10/528,110, and responded to examiner’s second action with allowable subject matter,

●	methods for growing plants using seed germination pods, filed in April 2005, application serial number 11/112,269, and responded to examiner’s fifth action,

●	indoor gardening appliance, filed in August 2005, application serial number 29/235,880, design of AeroGarden 6 and 7-Pod gardens, and issued as design patent number D586,688 in February 2009,

●	pH buffered plant nutrient compositions and methods for growing plants, filed in December 2005, application serial number 11/321,023, and responding to examiner’s first action,

●	smart garden devices and methods for hydroponic gardens, filed in June 2006, application serial number 11/455,364, and responded to examiner’s first action,

●	devices and methods for growing plants, filed in January 2007, application serial number 11/653,121, and responded to examiner’s first action,

●	systems and methods for controlling liquid delivery and distribution to plants, filed January 2007, application serial number 11/654,164,

●	indoor gardening appliance, design of 3-pod gardens, filed in October 2007, application serial number 29/292,564, and responding to first examiner’s action with allowable subject matter,

●	indoor gardening appliance, design of 6-pod gardens, filed in November 2007, application serial number 29/293,343, and responded to examiner’s first action with allowable subject matter,

●	devices and methods for growing plants by measuring liquid or nutrient usage rate, the adaptive growth learning technologies, filed in December 2007, application serial number 12/002,543,

●
devices and methods for growing plants, RAIN (rain-aerated ionized nutrient) system technology, which hyper-oxygenates and ionizes plant roots in 7-pod garden systems, filed in March 2008, application serial number 12/073,984,

●	methods for growing plants using seed germination pods, filed in March 2008, application serial number 12/073,985,

●	devices and methods for growing plants, directed to liquid, oxygen, and light delivery systems in 3-Pod and 6-Pod garden systems, filed October 2008, application serial number 12/261,821, and

●	indoor gardening appliance and task light, design for a garden for a desk or side table, filed May 2009, application serial number not yet assigned.

International

●	indoor gardening appliance, design of 3-pod gardens, filed in April 2008, European Community covering 35 countries, issued in September 2008, serial number 000918842,

●
indoor gardening appliance, design of 6-pod gardens, filed in May 2008, European Community covering 35 countries, issued in December 2008, serial numbers 000935366-0001, -0002, -0003, -0004, -0005, and -0006,

●	indoor gardening appliance, design of 6-pod gardens, filed in May 2008, Japan, issued in November 2008, serial number 1345980, and

●	indoor gardening appliance, design of 6-pod gardens, filed in May 2008, Korea, serial number 30-20080020737, responding to examiner’s first action.

                We believe that the technology covered by these patent applications does not infringe on issued patents owned by others. We believe that if we fail to receive patents for any one of these patent applications, our operations will not be materially, adversely affected. We believe that failure to obtain patents, however, will make it easier for competitors to bring competitive products to market. If such competitive products performed better and/or were marketed by companies with greater financial and distribution resources than us, such competitive products may adversely affect our operations. In addition to the patents being sought, we maintain critical information about our products as trade secrets. The inventions under the patent applications have not been granted patents, and there can be no assurance that patents will be granted.

We have filed 39 trademark applications in the United States, 26 of which have registered and 8 of which have been allowed; and 5 trademark applications designating 33 countries, 27 of which have registered; which we intend to prosecute to protect our products and brand equity. The applications are for:

Registered

●
AeroGarden, filed in 31 countries under the Madrid Protocol in June 2006, application serial number A0005030, and received a general statement of grant of protection; received notices that protected in 25 countries: European Community, Australia, Norway, Japan, and Korea; pending in 6 countries,

●	AeroGarden, registered in Mexico in March 2007, registration number 977468,

●	AeroGarden, registered in Canada in August 2007, registration number TMA693,363,

●	AeroGarden registered for 7-pod gardens in June 2007, registration number 3,252,527,

●	AeroGarden, registered for printed material in October 2007, registration number 3,311,054,

●	AeroGarden, registered for smart garden control panels and DVDs in October 2007, registration number 3,311,062,

●	AeroGarden, registered in stylized form in October 2007, registration number 3,322,684,

●	AeroGarden, for toys, registered in January 2009, registration number 3,568,085,

●	Herb ‘n Serve, registered in January 2008, registration number 3,376,411,

●	Chef in a Box, registered in January 2008, registration number 3,373,707,

●	Sweet Rubies, registered in January 2008, registration number 3,370,002,

●	Wall Farm, registered in February 2008, registration number 3,389,624,

●	Wall Garden, registered in February 2008, registration number 3,389,625, and

●	Ultimate Kitchen Gardener registered in March 2008, registration number 3,392,651;

●	AeroGrow, registered in April 2008, registration number 3,412,797,

●	Bio-Dome, registered in October 2008, registration number 3,525,830,

●	Farmer’s Market Fresh, registered in June 2008, registration number 3,455,606,

●	Herb Appeal, registered in October 2008, registration number 3,524,683,

●	Plug & Grow, registered in January 2009, registration number 3,565,083,

●	Veg-e-Garden, registered in April 2008, registration number 3,413,666,

●	Florist in a Box, registered in January 2009, registration number 3,568,213,

●	Herb It Up, registered in March 2009, registration number 3,592,160

●	Florist in a Box logo, registered in February 2009, registration number 3,573,607,

●	Chef in a Box logo, registered in February 2009, registration number 3,573,608,

●	English Cottage, registered in March 2009, registration number 3,592,303,

●	Splash of Color, registered in March 2009, registration number 3,592,304,

●	Mountain Meadow, registered in November 2008, registration number 3,528,760,

●	Advanced Growing System logo, registered in November 2008, registration number 3,522,253, and

●	Herb ‘n Ice, registered in February 2009, registration number 3,570,754.

Pending

●	AeroGarden, filed in July 2007, application serial number 77229682, and allowed,

●	Plant Pillow, filed in April 2008, application serial number 77440754, and allowed,

●	Patioponics, filed in May 2008, application serial number 77464412, and allowed,

●	SleepGarden, filed in May 2008, application serial number 77478932, and allowed,

●	Herb ‘n Save, filed in August 2008, application serial number 77550915, and allowed,

●	FreshAir, filed in August 2008, application serial number 77550941,

●	Gift That Keeps On Growing, filed in August 2008, application serial number 77550953, and allowed,

●	365 Sun/Snowflake Logo, filed in August 2008, application serial number, and allowed,

●	AeroGarden Antics, filed in September 2008, application serial number 77573358,

●	Greenspace, filed in October 2008, application serial number 77584019, and allowed,

●	VeggiePro, filed in January 2009, application serial number 77651442,

●	Grow Anything, Anytime, Anywhere, filed in January 2009, application serial number 77655735, and

●	AeroFood, filed in April 2009, application serial number 77720608.

Each of our employees, independent contractors, interns, and consultants has executed assignment of rights to intellectual property agreements and nondisclosure agreements. The assignment of application rights to intellectual property agreements grant us the right to own inventions and related patents which may be granted in the United States and throughout the world. The nondisclosure agreements generally provide that these people will not disclose our confidential information to any other person without our prior written consent. We have also obtained, both domestically and internationally, domain names for AeroGrow.com, AeroGarden.com, AeroGarden.net, AeroGarden.tv, AeroGarden.biz, and Getthegarden.com, among others.

Governmental Regulation and Certification

We believe that we are complying with United States regulations concerning the shipping and labeling of seeds and nutrients. Currently, the components for the indoor garden system are UL and/or ETL certified. These certifications confirm that the products have been tested and conform to a recognized level of fire and other safety standards for consumers. Such independent third party certification is required for sales of products through many major retailers.

                We believe that our costs of compliance with environmental laws will not be material.

Personnel

As of March 31, 2009, AeroGrow employed 66 employees with 65 full-time and 1 part-time.  Subsequent to March 31, 2009, we initiated further staff reductions and, as of June 15, 2009, we employed 58 employees, with 53 full-time and 5 part-time.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good. Our outsourced business includes (but is not limited to) manufacturing, some telemarketing, infomercial production, and some fulfillment and shipping.  Additional employees and/or consultants will be hired in the future as our operations grow.

ITEM 1A.	RISK FACTORS

Our business, future performance and forward-looking statements are affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, interest rate and currency exchange rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that may impact our business, future performance and the forward-looking statements that we make in this report or that we may make in the future.

Risks Related to our Business, Products and Markets

We will likely need additional capital to fund our future operations and we may not be able to obtain the amount of capital required, particularly when the credit and capital markets are unstable.

On June 30, 2009, we issued $6,250,341in Series A Convertible Preferred stock to address our immediate short-term liquidity needs, fund prior operating losses and provide capital to support business operations.  In addition, during June 2009 we converted certain accounts payable totaling approximately $1.4 million to long-term debt, amended our working capital financing agreement and negotiated concessions with certain of our accounts payable creditors with regard to payment timing and amounts due.   (See Item 9b. Other Information, Liquidity and Capital Resources, and Note 11 – Subsequent Events in the accompanying Financial Statements for additional details.)

We will likely require additional capital to support our future growth and cover operational expenses as we expand the scale of our operations.  It is possible that none of our outstanding warrants and options will be exercised and we will therefore not receive additional capital from these sources.  We currently rely upon our senior secured revolving credit facility to support our operations.  It is possible that our access to funding from this facility could be curtailed.  We may need to issue equity, debt, or securities convertible into equity, which could dilute the current stock ownership in AeroGrow.  If we are unable to raise additional capital, or cannot raise capital on acceptable terms, we may not have sufficient capital to operate our business as planned and would have to modify our business plan or curtail some or all of our operations.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history upon which to base an evaluation of our prospects and the potential value of our common stock.  Since commencing operations in 2002, we have not achieved profitability in any of our fiscal year periods.  We are confronted with the risks inherent in an early stage company, including difficulties and delays in connection with the production and sales of our indoor garden systems, reliance on a small number of products and manufacturers, operational difficulties, and difficulty in estimating future sales, production requirements and costs, and administrative costs.  If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.  It is possible that we will incur additional expenses and losses in the further implementation of our business plan.  We may not be able to improve operations and therefore may not become profitable.

We have incurred substantial losses since inception and may never achieve profitability.

Since we commenced operations in 2002, and through March 31, 2009, we incurred substantial losses, including a net loss of $10,313,514 for the most recent fiscal year ended March 31, 2009.  As of March 31, 2009, our losses have resulted in an accumulated deficit of $49,941,597.  The future success of our business will depend on our ability to profitably expand sales and distribution of our AeroGarden indoor garden systems, seed kits and accessory products to consumers, and develop new product extensions and applications.

We are subject to many of the risks common to developing enterprises, including undercapitalization, cash shortages, limitations with respect to financial and other resources, and insufficient revenue to be self-sustaining. There is no assurance that we will ever attain profitability.

A worsening of the United States economy could materially adversely affect our business.

The success of our business operations depends significantly on consumer confidence and spending, which have deteriorated as a result of the worldwide economic downturn.  This economic downturn and decrease in consumer spending may adversely impact our revenue, ability to market our products, build customer loyalty, or otherwise implement our business strategy.  If the current economic situation persists, or deteriorates significantly, our business could be negatively impacted.

Our sales to retailer customers are highly concentrated in a small number of major retail chains in the United States and Canada.  The loss of one or more of these customers could have a material adverse impact on our business.

In the fiscal year ended March 31, 2009, approximately 61% of our net sales were to retailer customers.  Of these sales, 50% represented sales to the top five retailer customers.  The loss of one or more of these customers, or a significant decline in orders from one or more of these retailers could materially affect our sales of indoor garden systems, seed kits and accessories, and therefore have a material adverse impact on our business and our financial results.

A significant portion of our sales are to retailers, many of which have been adversely impacted by the deterioration in economic conditions and the consequent impact on consumer spending.

In the fiscal year ended March 31, 2009, approximately 61% of our net sales were to retailer customers.  Our business plan anticipates continued sales through this distribution channel.  Uncertainty about the current and future global economic conditions may cause consumers and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and declining consumer confidence.  In the event that certain retailers are adversely impacted by the current economic downturn, re-structure their business operations to reduce costs and capital investment, or choose to reduce the breadth of their product offering, our sales could be adversely affected.

Our future depends on the success of our indoor garden systems, seed kits and accessory products. To date we have penetrated only a small portion of the potential market for our products.  We therefore do not know if our indoor garden systems, seed kits and accessory products will generate consumer acceptance on a broader scale.

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

                To expand our business we will need to attract, retain, and motivate highly skilled design, development, management, accounting, sales, merchandising, marketing, and customer service personnel.  Competition for many of these types of personnel can be intense, depending on general economic conditions, alternative employment options, and job location.  As a result, we may be unable to successfully attract or retain qualified personnel. Additionally, any of our officers or employees can terminate their employment with us at any time. The loss of any key employee, or our inability to attract or retain other qualified employees, could harm our business and results of operations.

As a result of the economic downturn, decline in consumer spending and the consequent impact on the sales of our products, we restructured our operations and implemented a substantial workforce reduction.  These actions could adversely impact the morale and performance of our remaining employees and our ability to hire new personnel.

Our business was adversely impacted by the deterioration in the global economy and the consequent impact on our various channels of distribution.  We restructured our business operations in order to re-size our overhead costs and streamline our distribution, fulfillment, and manufacturing operations.  This resulted in a substantial decrease in the number of our full-time employees.  These restructuring actions and headcount reductions could have unintended impacts on our remaining employees, could lead to a decline in employee morale, and could lead to a loss of additional personnel over and above the level desired  by the Company.  In the event of such employee attrition, we may not be able to replace the lost personnel on a timely basis, or with individuals having the same level of skills.  In either case, our operations and our financial performance could be adversely impacted.

Our marketing strategies may not be successful, which would adversely affect our future revenue and profitability.

Our future revenue and profitability depend on the successful marketing of our indoor garden systems.  We cannot give assurance that consumers will continue to be interested in purchasing our products.  We use direct consumer marketing, including television commercials, infomercials, catalogue, magazine and newspaper advertising, and the Internet. In addition, we collaborate with our retailer customers to market our products to consumers.  If our marketing strategies fail to attract customers, our product sales will not produce future revenue sufficient to meet our operating expenses or fund our future operations.

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

Our revenue and level of business activity are highly seasonal, requiring us to staff our operations, incur overhead and marketing costs, purchase and manufacture inventory, and incur other operating costs in advance of having firm customer orders for our products.  A material variance in actual orders relative to anticipated orders could have an adverse impact on our business.

For the fiscal year ended March 31, 2009, approximately 55% of our total net sales occurred during the last four calendar months.  We must estimate sales in advance of these peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.  Significant variations in actual demand for our products during the peak months relative to our forecast could result in our sales being limited by lack of product, our not achieving a sufficient level of sales to cover expenses incurred throughout the balance of the year, or in our having excess inventory to liquidate at potentially lower margins.  In any of these cases, there could be a material adverse impact on our financial performance.

We are highly reliant upon a single company-operated distribution and manufacturing facility.  Any material disruption to the operation of this facility could adversely affect our business.

In July 2008 we opened a company-operated distribution and fulfillment center in Indianapolis, Indiana to supplement our existing third-party logistics providers.  Since then, our facility in Indianapolis has become our primary distribution and fulfillment center for the United States and Canada, with more than 75% of our shipment volume expected to be handled through this facility in our fiscal year ending March 31, 2010.  In February 2009 we re-located our seed kit manufacturing operations to the facility in Indianapolis from its previous location in Longmont, Colorado.  We now manufacture all of our seed kits in the Indianapolis facility.  Any material disruption to the operation of this facility, whether caused by internal or external factors, could have a material adverse impact on our business and financial performance.

We rely on third party providers in our manufacturing, warehouse, distribution, order processing, and fulfillment operations. If these parties are unwilling to continue providing services to us, or are unable to adequately perform such services for us on a cost effective basis, our business could be materially harmed.

We engage third parties to perform many critical functions supporting our business operations.  Any disruption in our relationship with any of our vendors could cause significant disruption to our business and we may not be able to locate another party that can provide comparable services in a timely manner or on acceptable commercial terms.  In addition, no assurance can be made that these relationships will be adequate to support our business as we follow our business plan.

Our intellectual property and proprietary rights give us only limited protection, and can be expensive to defend.

Our ability to produce and sell indoor garden systems exclusively depends in part on securing patent protection for the components of our systems, maintaining various trademarks, and protecting our operational trade secrets. To protect our proprietary technology, we rely on a combination of patents pending (and if granted, patents), trade secrets, and non-disclosure agreements, each of which affords only limited protection. We own the rights to 18 United States and international patent applications. However, these patent applications may not result in issued patents and even issued patents may be challenged. We are selling our indoor garden systems prior to receiving issued patents relating to our patent applications. All of our intellectual property rights may be challenged, invalidated, or circumvented. Claims for infringement may be asserted or prosecuted against us in the future and we may not be able to protect our patents, if any are obtained, and intellectual property rights against others. Our former employees or consultants may violate their non-disclosure agreements, leading to a loss of proprietary intellectual property. We could also incur substantial costs to assert our intellectual property or proprietary rights against others.

We may face significant competition, and if we are unable to compete effectively, our sales may be adversely affected.

We believe that our complete indoor garden systems offer significant benefits over traditional hydroponic industry products.  There are companies in a variety of related markets including but not limited to, consumer electronics, commercial hydroponics, gardening wholesale, and soil-based gardening that are larger, better funded, have more recognizable brand names, and have experience in our channels of distribution.  These companies could potentially decide to develop products to compete with our products. These companies could use hydroponic technologies, and could achieve better consumer acceptance.  The success of any competing products may adversely impact us.

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

We have sold over 795,000 AeroGardens since our inception and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have an adverse impact on our results of operations.

From time to time, we may be subject to litigation that, if decided adversely to us, could have a material adverse impact on our financial condition.

From time to time, we are a party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business.  We cannot estimate with certainty our ultimate legal and financial liability with respect to any such pending litigation matters.  However, we believe, based on our examination of such matters, that our ultimate liability, if any, will not have a material adverse effect on our financial position, results of operations or cash flows.

In connection with the Linens ‘N Things (“LNT”) bankruptcy proceedings, a Complaint to Avoid and Recover Preferential Transfers was filed by LNT in the United States Bankruptcy Court for the District of Delaware on April 20, 2009 (the “Complaint”).  The Complaint alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, we are required to return to LNT approximately $623,000 in “preferential” transfers allegedly made to AeroGrow during the 90-day period preceding the filing of the LNT bankruptcy cases. The Complaint also alleges that AeroGrow is required to pay to LNT approximately $44,000 on account of credits allegedly earned but not redeemed by LNT prior to the filing of the LNT bankruptcy cases.  We engaged outside counsel and filed a response to the Complaint on May 8, 2009 disputing that we have any obligation to either return the “preferential” transfers allegedly made, or to pay the credits allegedly earned, to LNT.  As of March 31, 2009, an estimate has been accrued in our balance sheet and consolidated statement of operations in anticipation of the cost of defending, or settling, this matter.  We believe we have a number of strong potential defenses to all of the claims made in the Complaint and therefore do not expect that the resolution of this matter will have a material adverse effect on us.  However, we cannot at this time predict with certainty the outcome of this matter.  If the Complaint were to be decided in a manner adverse to us, which, if it were to occur, at a minimum is not expected to occur during the fiscal year ended March 31, 2010, it could materially adversely impact our results of operations for that period in which the Complaint is finally decided.

Risks Related to the Market for our Securities

The market price of our shares may fluctuate greatly. Investors in AeroGrow bear the risk that they will not recover their investment.

Effective as of May 4, 2009 our common stock ceased to be listed on The Nasdaq Stock Market and is now traded on the OTC Bulletin Board.  Currently, trading in our common stock is limited, and the price per share is likely to be influenced by the price at which and the amount of shares the selling security holders are attempting to sell at any time.  This could have the effect of limiting the trading price or lowering the market price to the selling security holders’ offering prices. Shares such as ours are also subject to the activities of persons engaged in short selling securities, which generally has the effect of driving the price down. Also, the common stock of emerging growth companies is typically subject to high price and volume volatility. Therefore, the price of our common stock has fluctuated, and may continue to fluctuate, widely. A full and stable trading market for our common stock may never develop in which event holders of such shares may not be able to sell at the time they elect, or at all.

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

 We can issue share of preferred stock without stockholder approval, which could adversely affect the rights of common shareholders.

Our Articles of Incorporation allow our Board of Directors to approve the terms and conditions of preferred stock issued by the Company, including but not limited to voting rights, conversion privileges and liquidation preferences, without the approval of common shareholders.  The rights of the holders of our common stock may be adversely impacted as a result of the rights that could potentially be granted to holders of preferred stock that we may issue in the future.  In addition, there could be an impact on the price of our common shares because of the potential impact on the rights of common shareholders resulting from future issuances of preferred shares.

Our outstanding warrants, options and additional future obligations to issue our securities to various parties, may dilute the value of an investment in AeroGrow and may adversely affect our ability to raise additional capital.

As of March 31, 2009, we were committed to issue up to 8,434,815 additional shares of common stock under the terms of outstanding warrants, options and other arrangements as detailed in Item 6. Selected Financial Data, and Item 8. Financial Statements.

In addition, on June 30, 2009 we issued $6,250,341 in Series A Convertible Preferred stock giving the holders the right to convert their preferred shares into 34,180,000 common shares of AeroGrow.  The preferred shareholders also received 3,414 warrants to purchase additional preferred shares that could be converted into 17,070,000 shares of AeroGrow common stock. (see Liquidity and Capital Resources and Note 11 – Subsequent Events in the accompanying Financial Statements).

For the length of time the warrants, options and preferred shares are outstanding, the holders will have an opportunity to profit from a rise in the market price of our common stock without assuming all the risks of common share ownership. This may adversely affect the terms upon which we can obtain additional capital. The holders of such derivative securities would likely exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the notes, warrants or options.

Further, future sales of substantial amounts of these shares, or the perception that such sales might occur, could cause the market price of our common stock to decline and could impair the value of an investment in our common stock and our ability to raise equity capital in the future.

On June 30, 2009, we issued $6,250,341 in Series A Convertible Preferred securities.  The terms and conditions of these securities could significantly impact the price of our common shares, and could adversely impact our ability to raise additional equity capital.

The holders of our Series A Convertible Preferred shares (the “Preferred Shareholders”) have the right to convert their shares and warrants into 51,250,000 common shares of AeroGrow.  In addition, the Preferred Shareholders have the right to vote their shares on an as-converted basis on all matters voted on by common shareholders.  The Preferred Shareholders also have the right to elect three Directors of AeroGrow, voting as a separate class.  As a result of these rights, the Preferred Shareholders have effective control over AeroGrow and its governance.  In addition, the Preferred Shareholders possess certain rights that give them preferences relative to common shareholders in the event of a sale or liquidation of the Company.  It is possible that the Preferred Shareholders could take actions that could adversely impact the value of investments in common shares of the Company.  In addition, the control position of the Preferred Shareholders, as well as other anti-dilution rights held by the Preferred Shareholders, could adversely impact our ability to raise capital in the future.  (For more detail on the Series A Convertible Preferred securities, see Liquidity and Capital Resources and Note 11 – Subsequent Events in the accompanying Financial Statements.)

If an exemption from registration on which we have relied for any of our past offerings of common stock or warrants are challenged legally, our principals may have to spend time defending claims, and we would then risk paying expenses for defense, rescission, and/or regulatory sanctions.

To raise working capital, we offered common stock and warrants in private transactions that we believed to be exempt from registration under the Securities Act and state securities laws. In 2004 we conducted a state-registered offering in Colorado of common stock and warrants, intended to be exempt from registration under the Securities Act as an intrastate offering. However, because we are incorporated in Nevada, the offering did not satisfy all of the requirements for an intrastate offering. This could result in investors or regulators asserting that the Colorado offering and/or private offerings subsequent to the Colorado offering (if the private offerings were integrated with the Colorado offering) violated the Securities Act. There can be no assurance that investors or regulators will not be successful in asserting a claim that these transactions should not be integrated. In the event that one or more investors seeks rescission, with resulting return of investment funds and interest at a market rate, or that state or federal regulators seeks sanctions against us or our principals, we would spend time and financial resources to pay expenses for defense, rescission awards, or regulatory sanctions. The use of funds would reduce the capital available to operate our business. No assurance can be given regarding the outcome of any such actions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

We lease a 21,012 square foot office space in, Boulder, Colorado, with a current monthly rent of $18,385. We also pay our proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

 We rent space in Longmont, Colorado, pursuant to a month-to-month rental agreement.  The Longmont facility temporarily houses our nutrient tablet manufacturing operation.  We currently lease approximately 2,400 square feet of space in the Longmont facility at a monthly rental rate of $1,662 plus operating expenses.

We also rent warehouse and manufacturing space in Indianapolis, Indiana.  The Indianapolis facility houses our distribution and fulfillment operations and our seed kit manufacturing operations.  We currently lease approximately 90,400 square feet of space in this facility at a monthly rental rate of $16,950 with no additional operating expenses.  The initial term of the lease expires on February 28, 2011.

While our facilities appear adequate for the foreseeable future, we may add space to meet future growth as needed. Upon expiration of our current leases, we believe that we will be able to either renew our existing leases or arrange new leases in nearby locations on acceptable terms. We believe that these properties are adequately covered by insurance.

ITEM 3.	LEGAL PROCEEDINGS

In connection with the Linens ‘N Things (“LNT”) bankruptcy proceedings, a Complaint to Avoid and Recover Preferential Transfers was filed by LNT in the United States Bankruptcy Court for the District of Delaware on April 20, 2009 (the “Complaint”).  The Complaint alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, we are required to return to LNT approximately $623,000 in “preferential” transfers allegedly made to AeroGrow during the 90-day period preceding the filing of the LNT bankruptcy cases. The Complaint also alleges that AeroGrow is required to pay to LNT approximately $44,000 on account of credits allegedly earned but not redeemed by LNT prior to the filing of the LNT bankruptcy cases.  We engaged outside counsel and filed a response to the Complaint on May 8, 2009 disputing that we have any obligation to either return the “preferential” transfers allegedly made, or to pay the credits allegedly earned, to LNT.  As of March 31, 2009, an estimate has been accrued in our balance sheet and consolidated statement of operations in anticipation of the cost of defending, or settling, this matter.  We believe we have a number of strong potential defenses to all of the claims made in the Complaint and therefore do not expect that the resolution of this matter will have a material adverse effect on us.  However, we cannot at this time predict with certainty the outcome of this matter.  If the Complaint were to be decided in a manner adverse to us, which, if it were to occur, at a minimum is not expected to occur during the fiscal year ended March 31, 2010, it could materially adversely impact our results of operations for that period in which the Complaint is finally decided.

From time to time, we are also a party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business.  We cannot estimate with certainty our ultimate legal and financial liability with respect to any such pending litigation matters.  However, we believe, based on our examination of such matters, that our ultimate liability, if any, will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 5, 2009, the Company held a Special Meeting of Stockholders.  At the meeting, the stockholders present in person or by proxy approved an amendment to our Articles of Incorporation giving our Board of Directors the authority to designate the rights and preferences of AeroGrow’s preferred stock.

Votes For	Votes Against	Votes Abstained
6,449,229	430,005	70,689

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        We began trading on the OTC Bulletin Board (the “OTCBB”) on June 9, 2009, ticker symbol AERO, and have also been trading on the Pink Sheets Electronic OTC Market since May 4, 2009.  We traded on the NASDAQ Capital Market from June 13, 2007, to May 1, 2009, after trading on the OTCBB from January 8, 2007 to June 12, 2007 under the ticker symbol AGWI.   The following table sets forth, for the periods indicated, the high and low prices of our common stock while trading on these markets.  As of June 22, 2009, we had approximately 521 stockholders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business. We do not expect to pay cash dividends in the foreseeable future.

	Fiscal Year Ended 3/31/09		Fiscal Year Ended 3/31/08		Fiscal Year Ended 3/31/07
	High	Low	High	Low	High	Low
1st Quarter - Ended June 30	$3.75	$1.81	$9.00	$5.65	N/A	N/A
2nd Quarter - Ended Sept 30	$3.22	$1.27	$9.24	$6.85	N/A	N/A
3rd Quarter - Ended Dec 31	$2.94	$0.19	$8.73	$4.30	N/A	N/A
4th Quarter - Ended Mar 31	$0.40	$0.08	$6.75	$2.60	$10.00	$5.52

COMPANY STOCK PERFORMANCE
COMPARISON OF CUMULATIVE TOTAL RETURN
Among AeroGrow International, Inc., the Russell 2000 Index
and the Russell Microcap Index

The following graph compares the cumulative total stockholder return data for our stock for the period beginning April 1, 2008 and ending on March 31, 2009 to the cumulative return over such period of (i) The Russell 2000 Index (RUT) and (ii) the Russell Microcap Index (IWC).  The graph assumes $100 was invested on March 31, 2008 in our Common Stock and in each of the comparative indices. Note that the historical stock price performance on the following graph is not necessarily indicative of future stock price performance.

Holders of Record

As of June 22, 2009, we had approximately 521 holders of record of our common stock.

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

Equity Compensation Plan Information

Refer to Item 11 below for information with respect to our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data

	Years ended March 31,
	2009	2008	2007
Revenues	$37,449,868	$38,356,676	$13,144,037

Cost of revenue	23,710,787	22,975,385	8,404,507
Research and development	2,146,493	2,605,112	2,113,255
Sales and marketing	13,772,822	16,084,353	7,117,613
General and administrative	7,043,391	6,084,728	4,050,312
Total operating expenses	46,673,493	47,749,578	21,685,687
Loss from operations	(9,223,625)	(9,392,902)	(8,541,650)
Other (income) expense	1,089,889	443,019	1,844,801
Net loss	$(10,313,514)	$(9,835,921)	$(10,386,451)

Net loss per share, basic and diluted	$(0.82)	$(0.84)	$(1.09)
Weighted average number of common
shares outstanding, basic and diluted	12,519,999	11,662,891	9,505,926

Consolidated Balance Sheet Data	March 31,
	2009	2008	2007
Cash and cash equivalents	$332,698	$1,559,792	$5,495,501
Total assets	$14,609,190	$11,919,629	$13,041,806
Total liabilities	$18,840,815	$7,511,078	$5,057,901
Total stockholders’ equity (deficit)	$(4,231,625)	$4,408,551	$7,983,905

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

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

Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic garden systems. After more than three years of initial research and product development, we began sales activities in March 2006. Since that time we have significantly expanded all aspects of our operations in order to take advantage of what we believe to be an attractive market opportunity.  We have substantially increased the depth and breadth of distribution and as of March 31, 2009 sell products in over 7,500 domestic retail storefronts and nine countries internationally.  We have also developed direct sales channels including web sales, direct television sales, including infomercials and 60 and 120 second television commercials, and a direct mail catalogue business with more than 4.8 million catalogues mailed in the fiscal year ended March 31, 2009.  In the past two years we have significantly expanded our product lines, and now offer 11 different indoor garden models, more than 50 seed kits, and various gardening and kitchen accessories.

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

	March 31, 2009	March 31, 2008
Finished goods	$6,799,996	$3,669,693
Raw materials	1,550,139	1,018,751
	$8,350,135	$4,688,444

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2009, the Company had reserved $335,705 for inventory obsolescence and as of March 31, 2008 and March 31, 2007, the Company determined that no inventory obsolescence reserve was required.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $0 and $577,838 of revenue as of March 31, 2009 and March 31, 2008, respectively, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct sales to consumers because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period.  During the year ending March 31, 2009, the Company discontinued offering the 36-day trail period.  The Company also, as of March 31, 2009 and March 31, 2008, did not record $0 and $175,781, respectively, of product costs associated with the foregoing revenue in as much as the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $46,131 and $69,339 of revenue as of March 31, 2009 and March 31, 2008, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods. Deferred payments for these goods are charged to Customer Deposits. The Company has also deferred, as of March 31, 2009 and March 31, 2008, recognition of $21,336, and $33,937 of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2009 and March 31, 2008, the Company had accrued $431,148 and $226,729 respectively, as its estimate for the foregoing deductions and allowances.  In addition, for the fiscal year ended March 31, 2009, the Company had accrued $2,077,622 for possible returns or price markdowns associated with several large retailer accounts.  These accruals were recorded as a reduction of sales, and an increase in allowance for bad debt, which reduced net trade receivables relating to retailers.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   The manufacturers of the Company’s products provide replacement parts for any defective components free of charge up to 2% of the total units purchased.  Based upon the foregoing, the Company has recorded as of March 31, 2009 and March 31, 2008 a provision for potential future warranty costs of $69,587 and $72,200, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of March 31, 2009 and March 31, 2008, the Company has recorded a reserve for customer returns of $101,743 and $674,120, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in product sales.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognizing the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. The Company adopted SFAS No. 123R on January 1, 2006 and does not plan to restate financial statements for prior periods. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued under SFAS No. 123R.  In addition, the Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options as permitted by Staff Accounting Bulletin No. 107.  For the years ended March 31, 2009, March 31, 2008, and March 31, 2007, equity compensation in the form of stock options and grants of restricted stock totaled $723,406, $710,899, and $1,077,029, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Years ended
	March 31, 2009	March 31, 2008	March 31, 2007
General and administrative	$457,592	$225,730	$356,720
Research and development	121,952	300,702	336,482
Sales and marketing	143,862	184,467	383,827
	$723,406	$710,899	$1,077,029

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with the Statement of Position, SOP 93-7, “Reporting on Advertising Costs.” In accordance with SOP 93-7, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2009 and March 31, 2008, the Company had deferred $346,130 and $503,825, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2009, March 31, 2008 and March 31, 2007 were $5,101,910, $6,955,555 and $2,125,112, respectively.

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

Deferred Debt Issuance Costs
The Company capitalizes debt issuance costs that are directly attributable to realizing the proceeds of the debt issued and it is amortized over the contractual life of the debt.

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

New Accounting Pronouncements

In May 2009, the FASB issued Statement of SFAS No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, we will adopt this standard in the first quarter of fiscal year 2010. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) the internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately. The adoption of FSP 157-3 did not have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, (Accounting and Reporting by Insurance Enterprises). This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

In May 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective 60 days following the Securities Exchange and Commission’s September 16, 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption did not have a material impact on our financial statements

    In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective prospectively for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009. The Company is currently assessing the impact of this FSP.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.  SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after January 1, 2009 and is to be applied prospectively. We are currently evaluating the potential impact of adopting this statement on our financial position, results of operations and cash flows and do not expect that the adoption will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning on or after January 1, 2009. The Company does not expect that the adoption will have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157.  We adopted SFAS No. 159 in the fiscal year beginning April 1, 2008. The adoption of this Statement did not have a material effect on our financial statements.

Inflation and Seasonality

We do not expect inflation to have a significant effect on our operations in the foreseeable future. Because our indoor garden systems are designed for an indoor gardening experience, we experience slower sales in the United States during the late spring and summer months when our consumers may tend to garden outdoors.  In addition, we have experienced increased sales during the holiday season in the fourth calendar quarter.  We sell to our international distributors in US Dollars thereby minimizing effects from currency fluctuations.  We purchase our gardens and other accessory products from Chinese manufacturers, and these purchases are denominated in US Dollars.  However, over time, the cost of the products we procure from China may be affected by changes in the value of the US Dollar relative to the Chinese currency.

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last three fiscal years:

	Fiscal Years Ended March 31,
	2009	2008	2007
Revenue
Product sales- retail	60.9%	62. 4%	68.1%
Product sales- direct-to-consumer	32.9%	35.7%	31.9%
Product sales- international	6.2%	1.9%	-
Total sales	100.00%	100.00%	100.00%

Operating expenses
Cost of revenue	63.3%	59.9%	63.9%
Research and development	5.7%	6.8%	16.1%
Sales and marketing	36.8%	41.9%	54.2%
General and administrative	18.8%	15.9%	30.8%
Total operating expenses	124.6%	124.5%	165.0%
Total other (income) expense, net	2.9%	1.1%	14.0%

Loss from operations	-27.5%	-25.6%	-79.0%

Fiscal Years Ended March 31, 2009 and March 31, 2008

Summary Overview: For the fiscal year ended March 31, 2009, our net sales totaled $37,449,868, a decrease of 2.4% from the fiscal year ended March 31, 2008.  The sales decrease reflected the impact of the sudden disruptions in the global credit markets, the decline in general economic activity, and the consequent decline in consumer spending that occurred in the second half of our fiscal year.  In the first half of the fiscal year (the six month period ended September 30, 2008), our sales increased almost 63.8% reflecting our greatly expanded distribution through our retailer customers; however, the sudden change in the economic environment resulted in our sales declining 34.6% in the second half of the fiscal year.  This impact of the economic downturn on sales was experienced in both our sales to retailer customers and in our direct-to-consumer business.  In our international business, sales increased 213.7% year-over-year, principally reflecting the comparison to a partial year of operations in the prior fiscal year.  Our sales to retailers were also adversely impacted during the second half of the fiscal year by an unusually high level of sales allowances, totaling $2,077,622, that we recognized to reflect our cost of supporting discounting programs executed by some of our largest retailer customers.  These discounting programs were instituted during the 2008 holiday selling season by retailers in recognition of the impact that the global credit crisis, stock market declines, and sudden downturn in economic activity during the fourth calendar quarter of 2008 had on consumer confidence, and therefore on the level of consumer spending.  Because of these factors, discounting and other price actions were prevalent at most retailers and on many products during the 2008 holiday selling season in order to try to incent the consumer to purchase products during what is traditionally the highest volume selling season for retailers.  We do not expect that the confluence of a dramatic change in consumer spending habits immediately in advance of the holiday selling season and the impact of other economic factors will recur to the extent experienced during the fiscal year ended March 31, 2009.  Therefore, we do not believe that the unusually high level of sales allowances we experienced in the fiscal year ended March 31, 2009 will be experienced in future fiscal years.  Excluding the impact of these unusual sales allowances, our adjusted sales for the fiscal year ended March 31, 2009 increased 3.1% relative to the prior fiscal year.

Our gross margin for the fiscal year ended March 31, 2009 was 36.7%, down from 40.1% in the prior year.  The reduction in margin reflected a number of factors including the $2,077,622 in unusual sales allowances (which reduced sales and gross profit), inventory reserves we established during the year totaling $391,490, and the increased percentage mix of our sales that came from our lower-margin international operations.  Partially offsetting these negative impacts were cost reductions we achieved in our manufacturing and distribution operations, most notably resulting from the opening of a company-operated distribution facility in Indianapolis, Indiana in July 2008.  Excluding the impact of the unusual sales allowances, the adjusted gross margin was 40.0% in the fiscal year ended March 31, 2009.

Operating expenses other than cost of revenue for the fiscal year ended March 31, 2009 decreased $1,811,487, or 7.3%, reflecting reduced spending in our sales and marketing operations and in our research and development operations.   In both cases, the declines reflected cost saving actions, including headcount reductions, taken in the second half of the fiscal year in response to the sudden decline in sales volume we experienced.  Offsetting the decline in sales and marketing and research and development expense was a year-over-year $958,663 increase in general and administrative expense.  This increase principally reflected severance expense of $362,271, amortization of debt issuance costs of $243,937, and a $414,831 increase in depreciation and amortization, partially offset by the net impact of cost reduction actions taken during the year.

Other expense for the fiscal year ended March 31, 2009, principally interest expense, increased $646,870 to $1,089,889 from the prior fiscal year reflecting the higher proportion of debt in our capital structure during the year.  Our net loss totaled $10,313,514 for the fiscal year ended March 31, 2009, $477,593 higher than the prior year as the increase in other expense more than offset the decline in our loss from operations.

The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2009, and March 31, 2008:

	Quarters ended				Year ended
	30-Jun-07	30-Sep-07	31-Dec-07	31-Mar-08	31-Mar-08
Sales- Retail	$4,129,853	$4,850,298	$9,145,317	$5,785,314	$23,910,782
Sales- Direct-to-Consumer	2,148,832	1,433,347	5,109,405	5,013,133	13,704,717
Sales - International	-	-	383,020	358,157	741,177
	$6,278,685	$6,283,645	$14,637,742	$11,156,604	$38,356,676

	Quarters ended				Year ended
	30-Jun-08	30-Sep-08	31-Dec-08	31-Mar-09	31-Mar-09
Sales- Retail	$2,642,575	$11,508,030	$5,621,688	$3,048,651	$22,820,944
Sales- Direct-to-Consumer	3,339,410	1,365,438	4,867,808	2,731,362	12,304,018
Sales - International	738,096	981,462	521,389	83,959	2,324,906
	$6,720,081	$13,854,930	$11,010,885	$5,863,972	$37,449,868

For the fiscal year ended March 31, 2009, revenue totaled $37,449,868, a decrease of 2.4% from the fiscal year ended March 31, 2008.  Overall, the decline reflected the impact of the dramatic slowdown in economic activity in the United States that began in the calendar fourth quarter.  For the first half of our fiscal year, net revenue increased 63.8%, principally because of the impact of a substantial increase in the number of retail storefronts in the United States and Canada carrying our AeroGardens, seed kits and accessory items, which rose to over 9,000 stores by the December 2008 holiday shopping season.

The increase in retail storefronts carrying our products resulted in a large volume of stocking shipments to new retailer customers during the six months ended September 30, 2008, causing sales into the retail channel to increase by 57.6% relative to the same time period in the prior year.  In the following two quarters, however, our sales were constrained by the combined impact of two factors: first, the economic downturn caused a reduction in the level of consumer spending, and second, our retailer customers reduced the level of their purchases of our products relative to the levels they had originally projected.  The combination of these factors resulted in our sales into the retail channel for the second half of the fiscal year to decline by 41.9% from the same period in the prior fiscal year.  For the full fiscal year, our sales into the retail channel declined by 4.6%, to $22,820,944.

As of December 31, 2008, our products were being sold in over 9,000 traditional “brick and mortar” storefronts, as compared to approximately 4,300 as of December 31, 2007.  As of March 31, 2009, AeroGrow products were being sold through approximately 7,500 storefronts, as compared to approximately 5,100 storefronts at March 31, 2008.  Because of the impact of the deteriorating economy following the high load-in level of shipments to retailers in the three months ended September 30, 2008, we did experience a decline in order rates from our key customers during the six months ended March 31, 2009.  We expect the number of stores carrying our products will vary during the fiscal year ending March 31, 2010, and will likely decline due to our focus on servicing a more limited number of key customers, and because certain retailers are expected to reduce the breadth of products they carry as a result of their increased focus on cash flow and inventory management practices.  In addition, a number of our retailer customers purchase our products on a seasonal basis and do not carry the products year-round in their stores.  As a result, the number of storefronts offering our product can vary depending on the time of year.  Because of the impact of this variability, and the impact of web-based retailers, TV sales channels, and catalogue retailers, which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

Our net revenue from sales into the retail channel was also adversely impacted by sales allowances over and above those allowances we normally recognize to account for the costs of our account relationships with larger retailers.  These unusual allowances were taken to reflect the cost we incurred to support discounting programs by our retailer customers during the 2008 holiday selling season and in the first calendar quarter of 2009.  These discounting programs were instituted during the 2008 holiday selling season by retailers in recognition of the impact that the global credit crisis, stock market declines, and sudden downturn in economic activity during the fourth calendar quarter of 2008 had on consumer confidence, and therefore on the level of consumer spending.  Because of these factors, discounting and other price actions were prevalent at most retailers and on many products during the 2008 holiday selling season in order to try to incent the consumer to purchase products during what is traditionally the highest volume selling season for retailers.  We do not expect that the confluence of a dramatic change in consumer spending habits immediately in advance of the holiday selling season and the impact of other economic factors will recur to the extent experienced during the fiscal year ended March 31, 2009.  Therefore, we do not believe that the unusually high level of sales allowances we experienced in the fiscal year ended March 31, 2009 will be experienced in future fiscal years.  We recognized $1,725,213 in unusual allowances in the three months ended December 31, 2008 and $352,409 during the three months ended March 31, 2009.  In the prior fiscal year, we recognized no unusual allowances.  Excluding the impact of unusual sales allowances in the fiscal year ended March 31, 2009, our adjusted sales into the retail channels increased 4.1% relative to the prior fiscal year.

Our direct-to-consumer sales also declined during the fiscal year ended March 31, 2009, by 10.2% to $12,304,018 from the prior fiscal year.  The decline reflected the offsetting impacts of an approximate 85.0% decline in sales generated by television advertising and infomercials, and an approximate 20.0% increase in sales generated from all other direct-to-consumer channels, including an approximate 93.9% increase in sales generated by our catalogue operations.  The decline in sales generated by television media was caused by a shift in our media spending from long-form and short-form television infomercials designed specifically to drive direct-to-consumer sales, to more traditional television advertising designed to support the sales and marketing efforts of our retailer customers, as well as support our direct-to-consumer operations.  In addition, we reduced the level of our overall television media spending relative to the prior fiscal year, as a result of our constrained capital availability and because of analysis demonstrating that television media purchased during the low seasonal period of our fiscal year represented an inefficient use of our resources as it generated direct-to-consumer sales that were less than the cost of media.  The year-over-year increase in sales from all other direct-to-consumer channels during the fiscal year ended March 31, 2009, principally reflected a 132.9% increase in the number of catalogues we mailed to consumers, to more than 4.8 million catalogues.  The increase in catalogues mailed reflected our strategy to increase marketing spending in this channel of our direct-to-consumer business, as well as a comparison to operations for only part of the prior fiscal year.

During the fiscal year ended March 31, 2009, from time-to-time we offered our direct customers 36 days to evaluate the product (“Trial Sales”), with the customer paying only the shipping and handling costs for such products before making required installment payments after the expiration of the 36-day trial period. As of March 31, 2009, we had discontinued offering Trial Sales.  During the prior fiscal year, we also offered Trial Sales, and therefore did not record $577,838 of revenue as of March 31, 2008, related to the unpaid balance due for orders shipped in conjunction with these Trial Sales. Also, as of March 31, 2008, we did not record $175,781 of product costs associated with the foregoing Trial Sales because in the event the customer returned the product, we were able to recover these costs through resale of the goods.

The fiscal year ended March 31, 2009 was the first full fiscal year of revenue for our international operations.  Total sales into markets outside the United States and Canada increased to $2,324,906, or 213.7% higher than international sales during the fiscal year ended March 31, 2008.  The increase principally reflected an increase in our penetration of new markets through local distributors, as well as the comparison to a partial fiscal year of operations in the fiscal year ended March 31, 2008.  As of March 31, 2009, our products were being sold in nine countries outside the United States and Canada, principally in Europe, Asia and in Australia.

The following table presents our quarterly sales by product category, in US Dollars and as a percent of total net revenue, for the fiscal years ending March 31, 2009 and March 31, 2008.

	Quarters ended				Year ended
	30-Jun-07	30-Sep-07	31-Dec-07	31-Mar-08	31-Mar-08
Product Revenue
AeroGardens	$5,643,885	$4,816,504	$12,145,733	$8,934,285	$31,540,407
Seed kits and accessories	634,800	1,467,141	2,492,009	2,222,319	6,816,269
Total	$6,278,685	$6,283,645	$14,637,742	$11,156,604	$38,356,676
% of Revenue
AeroGardens	89.9%	76.7%	83.0%	80.1%	82.2%
Seed kits and accessories	10.1%	23.3%	17.0%	19.9%	17.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Quarters ended				Year ended
	30-Jun-08	30-Sep-08	31-Dec-08	31-Mar-09	31-Mar-09
Product Revenue
AeroGardens	$4,983,416	$11,278,260	$8,683,670	$4,189,614	$29,134,960
Seed kits and accessories	1,736,665	2,576,670	2,327,215	1,674,358	8,314,908
Total	$6,720,081	$13,854,930	$11,010,885	$5,863,972	$37,449,868
% of Revenue
AeroGardens	74.2%	81.4%	78.9%	71.4%	77.8%
Seed kits and accessories	25.8%	18.6%	21.1%	28.6%	22.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Year-over-year, sales of our AeroGardens decreased 7.6% during the fiscal year ended March 31, 2009, to $29,134,960, reflecting the decline in sales to retailer customers, and in our direct-to-consumer business detailed above.  Year-over-year seed kit and accessory sales increased, however, by 22.0%, to $8,314,908 during the same time period.  The increase in seed kit and accessory sales reflected the impact of our expanded base of cumulative gardens sold since inception, to 795,708.  On a cumulative basis, we have sold over 1,722,000 seed kits to-date, and, in the fiscal year ended March 31, 2009, sales of seed kits and accessories represented 22.2% of our total net revenue, up from 17.8% in the prior fiscal year.

Cost of revenue for the year ended March 31, 2009 totaled $23,710,787, a 3.2% increase from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers and duties and customs applicable to products imported. The increase in cost of revenue principally reflected the increase in adjusted net revenue (with the increase being calculated after excluding the impact of $2,077,622 in unusual sales allowances), as well as $391,490 in reserves established for inventory damage and obsolescence.  As a percent of net revenue, cost of revenue increased to 63.3% from 59.9% in the prior fiscal year.  This increase reflects the impact of the unusual sales allowances that reduced net revenue in the fiscal year ended March 31, 2009, a higher percentage of our revenue coming from international sales, at a lower average margin, offset partially by the impact of various cost savings initiatives executed in our manufacturing and distribution operations.

Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product as opposed to retail sales, where we recognize as revenue the wholesale price for the product which we charge to the retailer.  Media costs associated with direct sales are included in sales and marketing costs.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within their territory, hence international margins are lower than margins from domestic retail sales.

Gross margin for the year ended March 31, 2009 was 36.7% of net revenue, as compared to 40.1% in the prior fiscal year.  The decline in gross margin as a percent of net revenue principally reflected the impacts of the unusual sales allowances, the inventory reserves established during the fiscal year ended March 31, 2009, and the higher mix of our sales coming from international operations, offset by the cost reductions we were able to achieve in our manufacturing and distribution operations.  Excluding the impacts of the unusual sales allowances, the adjusted gross margin for the fiscal year ended March 31, 2009 was 41.0%.

Sales and marketing costs for the fiscal year ended March 31, 2009 totaled $13,772,822,a reduction of $2,311,531, or 14.4%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for the fiscal years ended March 31, 2009 and March 31, 2008:

	Fiscal Years Ended March 31,
	2009	2008
Advertising	$5,101,910	$8,291,987
Salaries and related expenses	3,772,942	3,541,337
Sales commissions	1,145,141	1,104,241
Trade Shows	302,138	398,337
Other	3,450,691	2,748,451
	$13,772,822	$16,084,353

Advertising is principally made up of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, for all our channels of distribution, in addition to generating direct-to-consumer sales.  Advertising expense totaled $5,101,910 for the fiscal year ended March 31, 2009, a decrease of $3,190,077 from the prior fiscal year, reflecting the offsetting impacts of a $3,647,172 reduction in television advertising expense, and a $1,720,143 increase in the level of our catalogue and web media spending.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the fiscal year ended March 31, 2009, these costs totaled $3,772,942, an increase of $231,605 from the prior fiscal year.  The increase primarily reflects the impact of higher average levels of staffing in our customer support and telesales operations early in the fiscal year, severance expense totaling $101,788, reflecting the departure of our Chief Marketing Officer, and new staffing for our Indianapolis, Indiana distribution and manufacturing facility opened in July 2008, partially offset by the impact of headcount reductions implemented in December 2008 and in the first calendar quarter of 2009.

Sales commissions, ranging from 2.5% to 7% of cash collections from our retailer customers, are paid to third-party sales representative organizations that assist us in developing and maintaining our relationships with retailers.  For the fiscal year ended March 31, 2009, sales commissions totaled $1,145,141, a 3.7% increase relative to the prior fiscal year.  The increase principally reflects changes in the mix of our collections from retailer customers and the differential commission rates associated with each customer, partially offset by the impact of the overall decline in sales to retailers during the fiscal year.

General and administrative expense for the fiscal year ended March 31, 2009 totaled $7,043,391, up $958,663, or 15.8% from the prior fiscal year.  Contributing to the increase was severance expense of $362,271 relating to overall staff reductions, including the departure of our former chief executive officer, chief financial officer, and vice president of human resources, and $243,937 in amortization of debt issuance costs.  The balance of the increase principally reflects increases in executive and managerial headcount costs, facility costs, insurance costs, and outside legal costs, in addition to a $414,831 increase in non-cash depreciation and amortization charges, offset by a $312,512 reduction in bad debt expense reflecting a comparison to the prior fiscal year that included a $400,000 reserve established as a result of receivables due from Linens ‘N Things, Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy code on May 2, 2008.

Research and development costs totaled $2,146,493 for the fiscal year ended March 31, 2009, a $458,619 or 17.6% decline from the prior fiscal year.  Research and development costs comprise the costs associated with our engineering staff that develops new AeroGarden models and technologies, and our plant laboratories that research new plant varieties that will grow well in our AeroGarden products, as well as technologies such as improved lighting and nutrient formulation and delivery to enhance the performance of our products.  The decline in expense during the year ended March 31, 2009 principally reflected a comparison to the prior fiscal year that included a high level of spending on product development, testing and certification for products that were launched during the fiscal year ended March 31, 2009, or that will be launched in future periods, as well as reductions in the staffing of the research and development departments.

The loss from operations totaled $9,223,625 for the fiscal year ended March 31, 2009, $169,277 or 1.8% less than the prior year.  Total other expense was $1,089,889 during the fiscal year ended March 31, 2009 as compared to $443,019 for the fiscal year ended March 31, 2008.  The $646,870 year-over-year increase reflected a higher average level of interest-bearing debt and capital leases outstanding, combined with a lower average level of interest-bearing cash equivalents.  Our net loss was $10,313,514 for the fiscal year ended March 31, 2009, a $477,593 increase from the previous year as the lower loss from operations was more than offset by the increase in other expense.

Fiscal Years Ended March 31, 2008 and March 31, 2007

Summary Overview: For the fiscal year ended March 31, 2008, our net sales totaled $38,356,676, an increase of 191.8% from the fiscal year ended March 31, 2007.  The sales increase reflected a number of factors including an increase in our retail presence from 750 storefronts as of December 31, 2006 to over 5,100 storefronts as of March 31, 2008, the launch of a direct mail catalogue operation during the fiscal year, and a geographic expansion of our presence to seven countries outside the United States.

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

The table set forth below shows quarterly revenues by sales channel for the fiscal years ending March 31, 2008 and March 31, 2007:

	Quarters ended				Year ended
	30-Jun-06	30-Sep-06	31-Dec-06	31-Mar-07	31-Mar-07
Sales- Retail	$693,610	$799,335	$3,266,226	$4,189,871	$8,949,042
Sales- Direct-to-Consumer	128,328	230,981	1,591,378	2,244,308	4,194,995
Sales - International	-	-	-	-	-
	$821,938	$1,030,316	$4,857,604	$6,434,179	$13,144,037

	Quarters ended				Year ended
	30-Jun-07	30-Sep-07	31-Dec-07	31-Mar-08	31-Mar-08
Sales- Retail	$4,129,853	$4,850,298	$9,145,317	$5,785,314	$23,910,782
Sales- Direct-to-Consumer	2,148,832	1,433,347	5,109,405	5,013,133	13,704,717
Sales - International	-	-	383,020	358,157	741,177
	$6,278,685	$6,283,645	$14,637,742	$11,156,604	$38,356,676

For the year ended March 31, 2008, net sales totaled $38,356,676 as compared to $13,144,037 for the year ended March 31, 2007, an increase of $25,212,639 or 191.8%.  In retail channels, the number of retail storefronts carrying our products was 750 in December 2006, and increased to over 4,300 by December 2007. At March 31, 2008, our products were being sold in over 5,100 retail storefronts.  In our direct-to-consumer channel, we expanded our sales efforts to encompass multiple channels and formats.  For the year ended March 31, 2007, direct-to-consumer sales represented primarily sales to new customers and were generated primarily through our television advertisements and our own websites.  During the year ended March 31, 2008, we expanded our direct-to-consumer sales efforts to encompass web search engine and affiliate marketing, in-house catalogue mailings to both our in house mailing list and external prospect lists and to 60 second and 120 second television commercials. We also saw a growing percentage of our direct-to-consumer business result from our existing customer database representing repeat sales of additional seed kits, accessories and additional AeroGarden units.

In regard to our direct sales, we offered our direct customers 36 day Trial Sales to evaluate the product, with the customer paying only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36- day trial period. Accordingly, we did not record $577,838 and $451,898 of revenue as of March 31, 2008 and March 31, 2007, respectively, related to the unpaid balance due for orders shipped in conjunction with these Trial Sales. Also, as of March 31, 2008 and March 31, 2007, we did not record $175,781 and $135,459, respectively, of product costs associated with the foregoing Trial Sales because the customer is required to return the product and we are therefore able to recover these costs through resale of the goods.

During the fiscal year ended March 31, 2008, we began to build our international distributor network and entered into agreements and began shipments to distributors in the United Kingdom, Germany, Korea, Australia, Japan, Mexico and Canada.

The following table presents our quarterly sales by product category, in US Dollars and as a percent of total net revenue, for the fiscal years ending March 31, 2008 and March 31, 2007.

	Quarters ended				Year ended
	30-Jun-06	30-Sep-06	31-Dec-06	31-Mar-07	31-Mar-07
Product Revenue
AeroGardens	$726,891	$889,979	$4,438,916	$5,464,416	$11,520,202
Seed kits and accessories	95,047	140,337	418,688	969,763	1,623,835
Total	$821,938	$1,030,316	$4,857,604	$6,434,179	$13,144,037
% of Revenue
AeroGardens	88.4%	86.4%	91.4%	84.9%	87.6%
Seed kits and accessories	11.6%	13.6%	8.6%	15.1%	12.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Quarters ended				Year ended
	30-Jun-07	30-Sep-07	31-Dec-07	31-Mar-08	31-Mar-08
Product Revenue
AeroGardens	$5,643,885	$4,816,504	$12,145,733	$8,934,285	$31,540,407
Seed kits and accessories	634,800	1,467,141	2,492,009	2,222,319	6,816,269
Total	$6,278,685	$6,283,645	$14,637,742	$11,156,604	$38,356,676
% of Revenue
AeroGardens	89.9%	76.7%	83.0%	80.1%	82.2%
Seed kits and accessories	10.1%	23.3%	17.0%	19.9%	17.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

For the fiscal year ended March 31, 2008, sales of AeroGardens increased 173.8% to $31,540,407, from the prior fiscal year, reflecting the overall increase in sales in our retail and direct-to-consumer channels.  Seed kit and accessory sales also increased, by 319.8%, reflecting the overall sales increase, as well as the impact of recurring revenues generated by the cumulative number of AeroGardens sold to-date.  The faster rate of growth in seed kit and accessory sales was reflected in the increase in the percent of total revenue represented by seed kit and accessory sales, to 17.8% during the fiscal year ended March 31, 2008 from 12.4% in the prior fiscal year.

Cost of revenue for the year ended March 31, 2008 was $22,975,385 as compared to $8,404,507 for the year ended March 31, 2007, an increase of $14,570,878, or 173.4%.  As a percentage of sales, cost of revenue decreased 4 percentage points from 63.9% to 59.9%.  Included in cost of revenue for the year ended March 31, 2007 were costs associated with expedited shipping of approximately 15,000 of our AeroGarden units from China by air rather than by sea in order to expedite our initial deliveries in April 2006, and to satisfy customer demands in the November/December 2006 holiday timeframe at an incremental airfreight cost of $27 per unit, as well as airfreight costs associated with expediting components parts for our seed kits in the January 2007 timeframe, for a total of additional freight cost of approximately $490,000.

Gross profit for the year ended March 31, 2008 totaled $15,381,291 or 40.1% of revenues, as compared to $4,739,530 for the year ended March 31, 2007, representing 36.1% of revenues. Affecting gross margins for the year ended March 31, 2007, as discussed above, were airfreight costs of $490,000, reducing gross margins by 4%.

Sales and marketing costs for the year ended March 31, 2008 totaled $16,084,353 as compared to $7,117,613 for the year ended March 31, 2007, an increase $8,966,740, or 126.0%.  The breakdown of sales and marketing costs for these two fiscal years is presented in the table below:

	Years ended March 31,
	2008	2007
Advertising	$8,291,987	$2,892,710
Personnel	3,541,337	2,036,104
Sales commissions	1,104,241	556,531
Trade Shows	398,337	156,320
Other	2,748,451	1,475,948
	$16,084,353	$7,117,613

Advertising expense increased principally because of an increase in the amount of television airtime purchased, a $568,832 increase in the costs of producing our infomercials, and the costs of producing and mailing our direct-to-consumer catalogues in the fiscal year ended March 31, 2008.  Personnel costs increased because of a higher average level of headcount in our sales, marketing, customer service, and operations departments.  Sales commissions, ranging from 4% to 7% of cash collected from our retailer customers, increased primarily because of the increase in our overall level of sales to retailer customers.  Trade shows and other sales and marketing expense increased principally because of the increased scale of our operations.

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

Other expense totaled $443,019 for the fiscal year ended March 31, 2008, a decrease of $1,401,782 from the total other expense of $1,844,801 for the prior fiscal year, which included the impact of a $1,664,380 registration rights penalty.

Our net loss totaled $9,835,921 for the fiscal year ended March 31, 2008, $550,530 less than in the prior fiscal year.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items, including depreciation, amortization, bad debt allowances and issuances of common stock and options, the net cash loss for the fiscal year ended March 31, 2009 totaled $7,589,946 as compared to an $8,096,771 net cash loss in the prior year.

Changes in working capital accounts contributed cash of $635,873 during the twelve months ended March 31, 2009, as increases in accounts payable and accrued liabilities more than offset increases in inventory and accounts receivable balances.  We source the majority of our inventory from Chinese manufacturers and therefore face production and delivery lead times that average 60 to 90 days.  In order to be prepared to meet anticipated fall and holiday demand for our products, we contracted to purchase inventory in the quarter ended September 30, 2008.  As consumer demand declined in response to the global credit crisis in October and November, we reduced our orders for product from China to the extent possible, but because of the long procurement lead times we face, were unable to effectively manage inventory levels to the new lower demand expectations.  As a result, inventory on hand as of March 31, 2009 totaled $8,350,135, representing approximately 155 days of sales activity, and 208 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended March 31, 2009, respectively.  Net accounts receivable totaled $2,278,052 as of March 31, 2009, representing approximately 37 days of net retail sales activity, and 67 days of net retail sales activity, at the average daily rate of sales experienced during the twelve months and three months ended March 31, 2009, respectively.  Accounts payable totaled $8,338,559 as of March 31, 2009, representing approximately 65 days of daily expense activity, and 83 days of daily expense activity, at the average daily rate of expenses experienced during the twelve months and three months ended March 31, 2009, respectively.  On June 30, 2009, approximately $1 million in accounts payable were converted to Series A Convertible Preferred Stock, and approximately $1.4 million in accounts payable were converted to a two-year, interest-bearing note.  In addition, during June 2009, we reached agreements with certain vendors to reduce the amounts payable to them by an aggregate amount of approximately $1 million.  We also reached agreements with certain vendors to defer payments due to later dates.

Net cash used by operating and investing activities totaled $8,263,205 for the twelve months ended March 31, 2009 as compared to $10,175,596 in the year earlier period.  The cash requirement for the fiscal year ended March 31, 2009 was funded by increases in net borrowings under our debt facilities and payments on capital lease obligations totaling $7,566,329, a reduction in our unrestricted cash balances of $1,227,094, and proceeds from the exercise of warrants and options to purchase our common stock totaling $949,932.  Included in the latter amount is $873,289 in proceeds from warrants exercised in November 2008, when the Company reset the exercise price on 1,189,979 warrants, in accordance with the terms and conditions of the warrants, from a range of $5.00 – $8.25 per share to a range of $0.66 – $0.75 per share in return for an agreement by the warrant holders to exercise the warrants immediately.  In addition, the warrant holders were issued an aggregate of 594,990 new warrants with an exercise price of $2.00 per share, representing one-half new warrant for every existing warrant exercised at the reset exercise price.

As of March 31, 2009, we had a cash balance of $771,029, including $438,331 in cash that is restricted as collateral for letters of credit and other corporate obligations.  This compares to $1,646,468 as of March 31, 2008, of which $86,676 was restricted as to use.

During the fiscal year ended March 31, 2009, we relied on a variety of external debt funding sources to meet our liquidity requirements:

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

Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 19, 2009. The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009.  The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty.  In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.  As of March 31, 2009, $1,001,146 was outstanding under the First National Note, including accrued interest.

On May 19, 2009, the Company, Mr. Walker, and FNB entered into a Change in Terms Agreement (the “Change in Terms Agreement”), extending the maturity of the First National Loan until July 19, 2009, and increasing the interest rate from the Wall Street Journal Prime Rate plus .50% floating to the Wall Street Journal Primate Rate plus 2.0% floating, with a floor interest rate of 5.50%.

WLLC Loan Agreement

On May 22, 2008, the Company entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLLC Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”). Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company.  As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly.  If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009.  We granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets granted to FCC and First National Bank (each as described herein).  Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable.  In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.  As of March 31, 2009, loans totaling $1,233,371 were outstanding under the WLLC Loan Agreement, including accrued interest.

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

On May 19, 2009, Mr. Walker, WLLC, and the Company entered into a Loan Extension Agreement (the “Loan Extension Agreement”) effective April 1, 2009, extending the maturity date of the WLLC Loan until June 30, 2009.  The Company paid WLLC $5,000 in consideration for the loan extension.  The balance of principal due on the WLLC Loan as of May 19, 2009 was $1,200,000.  The parties agreed that the Company is not entitled to any further disbursements under the WLLC Loan.  In the event the Company receives any equity financing, all obligations due under the WLLC Loan become immediately due and payable.

On June 30, 2009, principal totaling $1,200,000 outstanding under the WLLC Loan Agreement was converted to 1,200 shares of Series A Convertible Preferred Stock, and the WLLC Loan Agreement was terminated.

Revolving Credit Facility

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital (“FCC”) (the “FCC Loan Agreement”) for a revolving credit facility up to a maximum amount of $12,000,000 (the “Revolving Credit Facility”).  The actual amount available for borrowing under the Revolving Credit Facility is limited at any given time to the sum of a percentage of eligible inventory and a percentage of eligible accounts receivable, each as defined in the FCC Loan Agreement.  Mr. Walker provided a guarantee against certain contingent liabilities related to the FCC Loan Agreement.  In return for this guarantee, the Company paid Mr. Walker a fee of $7,500.

The Revolving Credit Facility has an initial two-year term, with one-year renewals thereafter.  Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  The purpose of the Revolving Credit Facility is to provide additional working capital.  As collateral for the Revolving Credit Facility, the Company granted to FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  As of March 31, 2009, loans totaling $5,515,685 were outstanding under the Revolving Credit Facility, including accrued interest, and there was an estimated remaining availability of approximately $120,000.  The amount available under the Revolving Credit Facility varies from day-to-day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels.

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

As of December 31, 2008, the Company was not in compliance with three covenants under the revised FCC Loan Agreement.  Effective as of January 31, 2009, FCC and the Company executed a forbearance agreement related to the FCC Loan Agreement (the “Forbearance Agreement”).  Pursuant to the terms of the Forbearance Agreement, FCC agreed to forbear its rights and remedies under the FCC Loan Agreement and related documents with respect to any existing defaults under the FCC Loan Agreement (the “Existing Defaults”) until the earlier of June 30, 2009, or the date of occurrence of a default other than the Existing Defaults.  The Forbearance Agreement also increases the Company’s ability to borrow against inventory and accounts receivable during the term of the Forbearance Agreement (the “Additional Borrowing Capacity”).  In return for FCC providing the forbearance period and the Additional Borrowing Capacity, the Company agreed to pay FCC a $25,000 forbearance fee (in five monthly installments), an amendment fee equal to 1.5% per month on the average utilization of the Additional Borrowing Capacity, and issue to FCC a minimum of 250,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  Simultaneously with the execution of the Forbearance Agreement, Mr. Walker provided a $1 million guarantee against certain liabilities under the FCC Loan Agreement.  As compensation for providing the guarantee, the Company issued to Mr. Walker 50,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.

On June 1, 2009, the Company, FCC, and Jack J. Walker, as guarantor, executed a Second Forbearance Agreement, effective as of April 29, 2009 (the “Second Forbearance Agreement”), in which FCC agreed to forbear from exercising its rights and remedies under the Loan Agreement until June 30, 2009, if no further defaults occur.  The Second Forbearance Agreement also increased the advance rate against inventory until July 1, 2009, and eliminated the Company’s obligation to pay the monthly forbearance and amendment fees and to provide cash flow projections.  In return, AeroGrow agreed to pay FCC a fee of $60,000 no later than June 30, 2009.

In connection with the Second Forbearance Agreement, FCC is permitting AeroGrow to borrow up to $800,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Loan Agreement.  Such additional borrowing must be repaid by June 30, 2009.  FCC is not charging AeroGrow a fee for this additional borrowing capacity.

As of July 1, 2009, FCC, AeroGrow, and Jack J. Walker, as guarantor, executed an amendment to the FCC Loan Agreement (the “Third FCC Amendment”).  The Third FCC Amendment reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the Third FCC Amendment re-set the formulas for determining the borrowing base against which the Company can borrow.  The Third FCC Amendment also changed the definition of Base Rate to the greater of (a) the Prime Rate, or (b) LIBOR plus 3.25%, and increased the interest rate to Base Rate plus 4.0%.  The Third FCC Amendment provides for a $30,000 success fee to be paid by the Company to FCC on April 30, 2010.  In addition, the Third FCC Amendment replaces a minimum borrowing fee with a fee calculated as 0.50% per annum of the daily average unused portion of the Revolving Credit Facility, payable monthly in arrears.  Finally, the Third FCC Amendment increased the annual facility fee to 1.0% of the maximum amount of the Revolving Credit Facility, from 0.75%.

Cash Requirements

        Over the course of the fiscal year ending March 31, 2010, we will require cash to:

•	Fund our operations and working capital requirements,
•	Develop and execute our product development and market introduction plans,
•	Execute our sales and marketing plans,
•	Fund research and development efforts, and
•	Expand our international presence, particularly in Europe and Asia.

We expect to fund these, and any other cash requirements, with cash provided by operations, our Revolving Credit Facility, and other debt facilities, as well as with existing cash.  We will also utilize funding provided by the issuance of $6.25 million in Series A Convertible Preferred Stock.  Our cash requirements for the fiscal year ending March 31, 2010 have been reduced by the conversion of certain accounts payable totaling $1 million into the Series A Convertible Preferred Stock, the conversion of $1.4 million of accounts payable to long-term debt, and concessions we have agreed with certain unsecured creditors to reduce the balances owed and/or defer the timing of required payments.  Based on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which we operate, our business plan for the fiscal year ending March 31, 2010 projects that these internal and external sources of funding will be sufficient to meet our cash requirements for the next twelve months.

We cannot predict with certainty the cash and other ongoing operational requirements for our proposed plans as market conditions, competitive pressures, regulatory requirements, and customer requirements can change rapidly.  If we are unable to generate cash from operations at currently estimated levels, or if our access to new borrowings under our debt agreements is constrained, or if we cannot raise additional capital if we deem it to be necessary, our ability to execute our operational plans could be adversely impacted.  In addition, given the high degree of uncertainty regarding the general macroeconomic environment in which we operate and the timing of an economic recovery, if any, it is possible that we may find it necessary to, or choose to, raise additional funding to support our business over the next twelve months.

At this time, we do not expect to enter into additional capital leases to finance major purchases.  At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the financing arrangements described in this report.  However, given our operating history, and our expectation of future growth, we will continue to monitor the global capital markets and may choose to raise additional capital if market conditions prove to be favorable.  The terms, conditions, and timing of any future transactions have not been conclusively determined.

Assessment of Future Liquidity and Results of Operations

Liquidity.  To assess our ability to fund ongoing operating requirements over the next twelve months, we developed assumptions regarding our business plan, projected operating cash flow, anticipated capital expenditures, and availability under our various existing credit facilities.  Critical sources of funding, and key assumptions include:

•	Our cash of $771,029 (including restricted cash) as of March 31, 2009,
•
$3.8 million of cash raised by issuing Series A Convertible Preferred Stock, and $1 million of existing obligations of the Company that were converted to Series A Convertible Preferred Stock, both on June 30, 2009

•	$1.4 million of existing obligations of the Company that were converted to a two-year, interest-bearing note.
•	$1 million in concessions we negotiated with certain of our unsecured creditors, as well as deferred payment schedules we agreed with a number of these, and other, unsecured creditors.
•
The continued availability of funding from the Revolving Credit Facility and our other existing credit facilities.  As of March 31, 2009, there was approximately $120,000 in remaining availability under the Revolving Credit Facility.  The amount available under the Revolving Credit Facility varies from day-to-day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels,

•	The continued support of our suppliers,
•	Our anticipated sales to retail customers, international distributors, and consumers,
•	The anticipated level of spending to support our planned initiatives, and
•	Our expectations regarding cash flow from operations.

The availability of borrowings under the Revolving Credit Facility is subject to covenants and limitations that require us to maintain compliance with specified operating and financial covenants.  Although our lender agreed to forbear its rights and remedies with respect to our non-compliance with these covenants at March 31, 2009, there can be no assurance that we will regain compliance with these covenants over time, as and if amended, or that our lender will waive or forbear its rights and remedies with respect to any future violations, especially if our borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

As of July 1, 2009, we executed an amendment to the Revolving Credit Facility that reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the amendment to the Revolving Credit Facility re-set the formulas for determining the borrowing base against which the Company can borrow (see Item 9b. Other Information and Note 11 – Subsequent Events in the accompanying Financial Statements).

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

Off-Balance Sheet Arrangements

 We have certain current commitments under capital leases and have not entered into any contacts for financial derivative such as futures, swaps and options. We do not believe that these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2009.

	Less than 1 year	1 -3 years	More than 3 years	Total

Capital Lease Obligations	$107,239	$32,803	$-	$140,042
Operating Leases	613,839	909,425	-	1,523,264
Long term debt	1,001,146	6,739,056	-	7,740,202

Totals:	$1,722,224	$7,681,284	$-	$9,403,508

\
See Notes 5 and 9 to our consolidated financial statements for additional information related to our capital and operating leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and short-term investments, the value of those investments. Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income. The interest payable to our lenders is determined in part based on variable interest rates and, therefore, is affected by changes in market interest rates. Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon. Total liabilities outstanding at March 31, 2009 under our credit facilities and capital leases were approximately $7.9 million. Based on amounts borrowed as of March 31, 2009, we would have a resulting decline in future annual earnings and cash flows of approximately $79,000 for every one percentage point increase in our lending rates.

Foreign Currency Exchange Risk

We transact business in primarily in U.S. currency.  Although we purchase our products in U.S. dollars, the prices charged by our China factories are predicated upon their cost for components, labor and overhead. Therefore, changes in the valuation of the U.S. dollar in relation to the Chinese currency may cause our manufacturers to raise prices of our products which could reduce our profit margins.

In future periods over the long term, we anticipate we will be exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary.  To date, however, virtually all of our transactions have been denominated in US Dollars.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements appear in a separate section at the end of this Annual Report. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Gordon, Hughes & Banks, LLP (“GHB”) has audited our financial statements annually since inception through March 31, 2008.  On November 1, 2008, GHB resigned as our independent registered public accounting firm because it had entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GHB.  Certain of the professional staff and shareholders of GHB joined Eide Bailly either as employees or partners of Eide Bailly and continued to practice as members of Eide Bailly.  Concurrent with the resignation of GHB, we engaged Eide Bailly as our independent registered public accounting firm as of November 1, 2008, through and with the approval of our Audit Committee.

The report of GHB on our financial statements for the fiscal years ended March 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit for the past two fiscal years and through November 1, 2008, there were no disagreements with GHB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHB, would have caused GHB to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2009 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

ITEM 9B.	OTHER INFORMATION

On April 16, 2009, the Company was notified by The Nasdaq Stock Market (“Nasdaq”) that the Company had not paid certain fees required by Listing Rule 5210(d).  On April 30, 2009, Nasdaq notified the Company that the Nasdaq Hearing Panel had determined to delist the Company.  Accordingly, Nasdaq suspended trading in the Company’s shares at the open of business on Monday, May 4, 2009.  On May 4, 2009, the Company’s shares began trading on the Pink Sheets OTC Market.  On June 8, 2009, the Company’s shares began trading on the OTC Bulletin Board.

On April 16, 2009, the Company was notified by The Nasdaq Stock Market (“Nasdaq”) that the Company had not paid certain fees required by Listing Rule 5210(d).  On April 30, 2009, Nasdaq notified the Company that the Nasdaq Hearing Panel had determined to delist the Company.  Accordingly, Nasdaq suspended trading in the Company’s shares at the open of business on Monday, May 4, 2009.  On May 4, 2009, the Company’s shares began trading on the Pink Sheets OTC Market.  On June 8, 2009, the Company’s shares began trading on the OTC Bulletin Board.

During June 2009, the Company entered into a series of transactions to raise new capital and to enhance liquidity.

•
Issuance of Series A Convertible Preferred Stock – On June 30, 2009, the Company issued 6,836 shares of Series A Convertible Preferred Stock (the “Series A Shares”) for aggregate consideration totaling $6,250,341.  2,690 Series A Shares were issued in exchange for cash invested into the Company totaling $2,690,000.  2,332 Series A Shares were issued in exchange for the release of existing obligations of the Company totaling $2,332,000.  1,642 Series A Shares were issued in exchange for a combination of $950,000 in cash, 924,703 shares of the Company’s common stock, and 462,352 warrants to purchase shares of the Company’s common stock.  172 Series A Shares were issued in exchange for $172,000 in short term notes receivable having maturities of 90 days or less.

The Series A Shares carry certain rights, preferences and designations, including the right to convert each Series A Share into 5,000 shares of the Company’s common stock.  Each Series A Share has an original issue price of $1,000.  In addition, the Series A Shares were issued with a total of 3,414 warrants (the “Warrants”) to purchase additional Series A Shares at an exercise price of $1,250 per Series A Share.  The exercise period for the Warrants expires five years from the date of issuance.  The holders of the Series A Shares are entitled to receive cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 8% of the original issue price per annum, and are entitled to participate pro rata in any dividends paid on the Company’s common stock on as as-if-converted basis.  In the event of a sale, liquidation, or other winding up of the Company, the holders of the Series A Shares are entitled to receive in preference to the holders of the Company’s common stock a per share amount equal to the greater of (i) 1.5 times the original issue price, plus any accrued but unpaid dividends or (ii) the amount that the holder of a Series A Share would otherwise receive in such event on an as-converted to common stock basis.  The holders of the Series A Shares will vote along with holders of the Company’s common stock on an as-if-converted basis.  Each Series A Share shall have a number of votes equal to the number of shares of the Company’s common stock then issuable upon conversion of such Series A Share.  In addition, the holders of the Series A Shares are entitled to elect three members of the Company’s Board of Directors by an affirmative vote or consent of the holders of at least a majority of the outstanding Series A Shares, voting together as a single class.  The Series A shares also carry certain other rights, including the right to block certain actions of the Company unless such actions are approved by a vote of the holders of the Series A Shares voting together as a single class, anti-dilution provisions, and other rights and preferences commonly associated with preferred shares.

As a result of the issuance of the Series A Shares, holders of the Series A shares acting individually together will have the power to direct the affairs of AeroGrow and elect all of AeroGrow’s directors.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The issuance of the Series A Shares was conducted in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, those under Regulation D promulgated under the Securities Act.  The Series A Shares were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 under the Securities Act.

•
Amendment to Revolving Credit Facility – Effective as of July 1, 2009, FCC, AeroGrow, and Jack J. Walker, as guarantor, executed an amendment to the FCC Loan Agreement (the “Third FCC Amendment”).  The Third FCC Amendment reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the Third FCC Amendment re-set the formulas for determining the borrowing base against which the Company can borrow.  The Third FCC Amendment also changed the definition of Base Rate to the greater of (a) the Prime Rate, or (b) LIBOR plus 3.25%, and increased the interest rate to Base Rate plus 4.0%.  The Third FCC Amendment provides for a $30,000 success fee to be paid by the Company to FCC on April 30, 2010.  In addition, the Third FCC Amendment replaces a minimum borrowing fee with a fee calculated as 0.50% per annum of the daily average unused portion of the Revolving Credit Facility, payable monthly in arrears.  Finally, the Third FCC Amendment increased the annual facility fee to 1.0% of the maximum amount of the Revolving Credit Facility, from 0.75%.

•
Accounts Payable Conversion to Long-term Debt – On June 30, 2009, the Company executed a Promissory Note (the “Promissory Note”) and, along with MainPower Electrical Factory, Ltd. (“MainPower), executed a Letter Agreement (the “Letter Agreement”).  Pursuant to the terms of the Letter Agreement, MainPower agreed to release the Company from $1,388,190.79 of existing accounts payable obligations owed by the Company to MainPower in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow will purchase AeroGarden products from MainPower.  The Promissory Note has a final maturity of June 30, 2011 and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.    Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.

•
Adjustments to the Amounts and Timing of Payment Against Accounts Payable Balances Due – During June 2009, the Company reached agreement with certain suppliers of goods and services (the “Suppliers”) to reduce the amounts of existing accounts payable obligations owed by the Company to the Suppliers.  In aggregate, the accounts payable obligations were reduced by approximately $1 million.  The impact of the reduction in accounts payable obligations will be reflected in the Company’s financial statements for the three months ended June 30, 2009.  In addition, deferred payment schedules were agreed with certain of the Suppliers.

On June 29, 2009, the Board of Directors of the Company approved an amendment to the Company’s Bylaws to opt out of the control shares provisions of the Nevada Revised Statutes.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position with AeroGrow	Served as a Director Since

Jack J. Walker	74	Chairman, Board of Directors	2006
Linda Graebner	59	Director	2008
Peter A. Michel	66	Director	2008
Suresh Kumar	54	Director	2008
Michael D. Dingman, Jr.	55	Director	2008
Jervis B. Perkins	54	Chief Executive Officer, President, and Director	2008
H. MacGregor Clarke	48	Chief Financial Officer	n/a
Jeffrey M. Brainard	55	Vice President, Sales	n/a

               Jack J. Walker has been a director since the February 23, 2006 annual meeting of shareholders, and became Chairman as of July 23, 2008.  He is the Managing Member of Walker Enterprises LLLP, a real estate investment and development company, since 2000.  He is on the Board of Pathogen Systems, Inc and Modern Hotels Limited.  He is an English Solicitor and began his career in 1956 in London, England.  In 1968 he founded English & Continental Property Company, and served as Joint Managing Director of this commercial property development company, which operated in Europe with over 200 staff, until its sale to the Post Office Pension Fund in 1973.  From 1973 he controlled several English listed companies, including Charles Spreckly Industries, Town & Commercial Properties and Associated Development Holdings, with worldwide interests and over 3,500 employees.  Mr. Walker served as a director of supermarket group Megafoods Stores, Inc from 1987 to 1993, and was CFO for part of that time.  Mr. Walker created the Walker Foundation for Charitable Activities in England, and serves as a director of various civic and charitable organizations.

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

                 Michael D.  Dingman, Jr. has been a director since July 2, 2008.  Mr. Dingman served as Chief Investment Administration Officer for Spencer Trask & Co, a venture capital firm based in New York City, from April 2008 through March 2009, where he was responsible for restructurings, recapitalizations, and the development and implementation of strategies to enhance the value and liquidity of individual portfolio companies.  From June 2006 to July 2007, Mr. Dingman was chief financial officer of Local Matters, Inc., a pre-IPO software and media services company supporting yellow pages and delivery assistance providers, where he was responsible for the financial and capital markets strategies, budgeting, and forecasting.  From September 2000 until April 2006, Mr. Dingman served as the chief financial officer of Intrado Inc., a provider of 911 information services and systems to telecommunications companies, where he was responsible for budgeting, forecasting, investor relations, capital market and financial strategy development and all aspects of the accounting/financial reporting functions.  Prior to joining Intrado, from March 1999 to August 2000, Mr. Dingman was the chief financial officer and treasurer of Internet Commerce and Communication (formerly RMI NET, Inc.).  Mr. Dingman's prior work experience includes five years of banking in merger and acquisitions with Lazard Freres in New York during the late 1980s, three years as an independent consultant specializing in debt restructuring and workouts during the early 1990s, and five years as an investment advisor specializing in corporate retirement plans and high-net-worth accounts.

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

Jeffrey M. Brainard has been Vice President, Sales at AeroGrow since joining the company in March 2006.  From 2003 to 2006, Mr. Brainard was vice president of sales and marketing for Tensor Lighting, a manufacturer and marketer of task and functional lighting.  From 2000 to 2002 he was senior vice president of sales for The Holmes Group, a manufacturer and marketer of kitchen appliances and seasonal appliances, including products under the brand names Holmes, Pollenex, Bionaire, Rival, and Family Care.  Previously, Mr. Brainard held various positions in sales and marketing with Brita Water Filters, a division of the Clorox Company, over an 11 year period.

Board Committees and Meetings

            We have established three standing committees so that certain matters can be addressed in more depth than may be possible in a full Board meeting: an Audit Committee, a Governance, Compensation and Nominating Committee, and a Special Committee.  These first two committees each operate under a written charter.  The Special Committee is governed by a set of Board resolutions.

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

               Special Committee. The current members of the Special Committee are Mr. Dingman (chairman), Ms. Graebner, Mr. Kumar, and Mr. Michel.  The Board has affirmatively determined that each of these persons is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines.  The resolutions forming the Special Committee provide that the committee shall:

•	consider all possible strategic alternatives for the Company which may be available from time to time;

•	negotiate the terms and conditions of any such alternatives to the best interests of the Company and its shareholders; and

•	make recommendations to the Board and shareholders regarding any such alternatives.

Meetings.  During the fiscal year ended March 31, 2009 the Board met four times and held twelve conference calls.  Each director attended all of the meetings held by the Board during the period that he or she served as a director of AeroGrow.  Ms. Graebner missed two of the conference calls while traveling.  Also during the fiscal year ended March 31, 2009, the Audit Committee met three times and held three conference calls; the Governance, Compensation and Nominating Committee met three times and held four conference calls.  There were no member absences from any of the committee meetings or conference calls, except for one Governance, Compensation and Nominating Committee conference call, in which Ms. Graebner was unable to participate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock (herein collectively, our “Section 16 insiders”) to file certain forms reporting their ownership and changes in ownership of our stock with the SEC, and to furnish us with copies of these filings.

Based solely on our review of the copies of such forms that we received and written representations from our Section 16 insiders, we believe that all of our Section 16 insiders complied with their Section 16(a) reporting obligations for Fiscal 2009 with one exception.  Dennis A. Channer, a former director who resigned from the Board of Directors effective July 2, 2008, sold AeroGrow common stock on December 31, 2008 and his Form 4 was filed late on January 6, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

 Compensation Philosophy

The Governance, Compensation and Nominating Committee of our Board is responsible for guiding and overseeing the formulation and application of the compensation and benefit programs for our executive officers.  The Committee acts pursuant to a charter that has been approved by our Board.  None of our executive officers are members of the Governance, Compensation and Nominating Committee.

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

Generally, base salaries and annual incentive awards will be reviewed at the end of each fiscal year with changes made to the base salaries effective April 1 of the following fiscal year. Whether an individual’s salaries and incentive awards are increased or decreased depends on the individual’s performance as well as that of the Company.

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

For Fiscal 2009, the principal components of compensation for executive officers were:

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

Liquidity Performance Award Plan

On March 23, 2009, the Board, upon recommendation by the Governance, Compensation and Nominating Committee, adopted a Liquidity Performance Award Plan, which provides compensation to certain executives in the event of a Company Sale if certain conditions are met.  The covered executives qualify for a payment under the Liquidity Performance Award Plan if (a) the value of all cash, securities, and other consideration actually received by the holders of the Company’s outstanding capital stock in connection with the Company Sale is $2,000,000 or more, and (b) the covered executive is employed by the Company at the time of the Company Sale.    All awards will be reduced by any proceeds received by a covered executive in respect of Company stock options held by such covered executive.  The aggregate maximum amount payable to all participants under this plan is $500,000.  Under the Liquidity Performance Award Plan’s formula, the following executives are eligible for the listed awards:

Jervis B. Perkins	President and Chief Executive Officer	$150,000
H. MacGregor Clarke	Chief Financial Officer and Treasurer	$100,000
Jeffrey M. Brainard	Vice President of Sales	$ 50,000
All other participants (in aggregate)		$200,000

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Executive Compensation

Executives and Employment Arrangements

The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us to our Named Executive Officers who were employed by the Company as of March 31, 2009, for Fiscal 2009.

Employment Contracts

We have entered into employment agreements with Jervis B. Perkins, H. MacGregor Clarke, and Jeffrey M. Brainard.

Jervis B. Perkins

The employment agreement for Mr. Perkins, dated as of March 1, 2008 (the “Perkins Agreement”), provides that he will be employed as the Chief Executive Officer of the Company.  He must devote his entire business time to the affairs of the Company.  The initial term is one year and renewable for successive one year terms. Mr. Perkins is entitled to receive base compensation of $300,000 per year, and an annual bonus of not less than 2.0% of EBITDA.  As of December 8, 2008, Mr. Perkins agreed to temporarily defer 20% of his salary.  Mr. Perkins may be eligible to receive an additional annual cash bonus based upon an increase in the stock price of the Company over the previous year (as calculated under the Agreement).  Under this provision, an increase of less than 33% will yield no bonus, an increase of 33% to 49% will yield a bonus of $50,000, an increase of 50% to 99% will yield a bonus of $100,000, and an increase of 100% or greater will yield a bonus of $200,000.   Mr. Perkins is entitled to reimbursement for car expenses at the rate of $1,000 per month.  The agreement also provides for medical, vacation and other benefits commensurate with the policies and programs adopted by us for our senior executives.  If the Company terminates the employment of Mr. Perkins without cause (as determined under the Perkins Agreement), then Mr. Perkins will be entitled to receive his base salary for 12 months following the date of termination, and a pro-rated portion of his annual cash bonus.  During the first three months of the Perkins Agreement, the Company paid Mr. Perkins’s reasonably incurred commuting expenses from Chicago, Illinois to Boulder, Colorado, including airline travel, rental housing or hotel charges, and rental cars or car service.  Mr. Perkins was granted five-year options, subject to shareholder approval at the next annual meeting, to purchase 216,666 shares of the Company’s common stock on March 1, 2008, under the Company’s 2005 Equity Compensation Plan.  The exercise price is $4.74, the price of the Company’s common stock at market close on the day of the grant.  On March 1, 2008, 43,334 of the options vested.  One quarter of the remaining options will vest every six months thereafter, starting on September 1, 2008, and ending on March 1, 2010.  Under his previous employment agreement, dated November 12, 2007, Mr. Perkins was granted five-year options to purchase 33,334 shares of the Company’s common stock on February 1, 2008, under the Company’s 2005 Equity Compensation Plan.  The options have a $5.85 exercise price, which was the price of the Company’s common stock at market close on the day of grant, and were fully vested on the day of grant.  On March 4, 2009, Mr. Perkins was granted five-year options to purchase 300,000 shares of AeroGrow’s common stock under the Company’s 2005 Equity Compensation Plan.  The options have an exercise price of $0.18 per share which was the price at market close on the date of grant.  The options vest quarterly over a two-year period.  For Fiscal 2009, the Company paid Mr. Perkins $294,692 in cash compensation and expensed $112,798 in equity compensation.

H. MacGregor Clarke

The employment agreement for Mr. Clarke, dated as of May 23, 2008 (the “Clarke Agreement”), provides that he will be employed as the Chief Financial Officer of the Company.  He must devote all of his business time to the affairs of the Company.  The initial term is one year ending May 23, 2009, and renewable for successive one year terms.  Mr. Clarke is entitled to receive base compensation of $200,000 per year and an annual bonus of not less than 1.5% EBITDA of the Company, as determined by our annual financial statements and prorated for any portion of such annual period covered under the Clarke Agreement.  As of December 8, 2008, Mr. Clarke agreed to temporarily defer 20% of his salary.  Mr. Clarke is entitled to reimbursement for car expenses at the rate of $750 per month.  The Clarke Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs as adopted by us for our senior executives.  If the Company terminates the employment of Mr. Clarke without cause (as determined under the Clarke Agreement), then Mr. Clarke will be entitled to receive his base salary for 12 months following the date of termination, and a prorated portion of his annual cash bonus.  Further, pursuant to the Clarke Agreement, Mr. Clarke was granted five year options to purchase our common stock under the 2005 Equity Compensation Plan on three different dates.  The first grant was for 30,000 fully vested options to purchase the common stock of the Company on June 1, 2008 at an exercise price of $2.60 per share.  On July 1, 2008, Mr. Clarke was granted 60,000 options to purchase our common stock at an exercise price of $2.07 per share.  The vesting schedule for these options is 50% as of December 1, 2008 and 50% as of June 1, 2009.  The final grant of options per the Clarke Agreement was on October 1, 2008.  The grant was for 60,000 options to purchase common stock of the Company at an exercise price of $2.86 per share with a vesting schedule of 50% on December 1, 2009 and 50% on June 1, 2010.  The exercise prices of these options are equal to the price of the Company’s common stock at market close on the dates of grant.  On March 4, 2009, Mr. Clarke was granted five-year options to purchase 200,000 shares of AeroGrow’s common stock under the Company’s 2005 Equity Compensation Plan.  The options have an exercise price of $0.18 per share which was the price at market close on the date of grant.  The options vest quarterly over a two-year period. For Fiscal 2009, the Company paid Mr. Clarke $162,490 in cash compensation and expensed $134,257 in equity compensation.

 Jeffrey M. Brainard

 The employment agreement for Mr. Brainard, dated as of March 31, 2006 (the “Brainard Agreement”), provides that he will be employed as the Vice President, Sales of the Company. He must devote his entire business time to the affairs of the Company, working from his home office in Lexington, Massachusetts. The initial term was two years and renewable for successive one year terms. Mr. Brainard is entitled to receive base compensation of $150,000 per year and an annual bonus in an amount not less than the greater of: (i) $50,000; (ii) 0.5 per cent of retail net sales, net of all customer deductions including but not limited to returns, allowances, bad debts and other deductions; or (iii) 1.5% of the EBITDA of the Company as determined by our annual financial statements and pro-rated for any portion of such annual period covered under this agreement.  The bonus amount due for Fiscal 2007 was paid in installments in accordance with the terms of the Brainard Agreement.  The Brainard Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by us for our senior executives. Further, pursuant to the Brainard Agreement, Mr. Brainard was granted 125,000 options to purchase our common stock under our 2005 Plan at an exercise price of $5.00. The options will: (i) vest pursuant to a schedule that provides for vesting of at least of 33% of the amount of the grant at the date granted and 33% per each 12-month period from the date of grant; (ii) not expire in less than five years from the date of grant; and (iii) be subject to other standard terms and conditions under the 2005 Plan. Under the Brainard Agreement, Mr. Brainard was also entitled to grants of shares of our common stock equal in value to $25,000 semi-annually until such time as his salary reached a rate of $200,000 annually. The first 5,000 shares (valued at a price of $5.00 per share) were granted immediately upon Mr. Brainard’s joining AeroGrow, and 5,000 additional shares were granted six months thereafter. Effective March 31, 2007, Mr. Brainard’s salary was increased to $200,000 annually. Effective April 1, 2008, Mr. Brainard’s salary was increased to $206,000 annually.  However, as of December 8, 2008, Mr. Brainard agreed to temporarily defer 20% of his salary.  Mr. Brainard has agreed to regular confidentiality and inventions assignment provisions and agreed not to compete with AeroGrow for a period equal to the term employed after the termination of employment. If Mr. Brainard is terminated without cause by us or Mr. Brainard terminates under certain circumstances constituting a breach of the agreement by us, Mr. Brainard shall be entitled to receive severance compensation equivalent to six months base salary and a pro rata bonus. In addition, if Mr. Brainard is terminated in the event of a change in control of AeroGrow, including a change in chief executive officer, Mr. Brainard shall be entitled to receive severance equal to his base salary for one year. On March 4, 2009, Mr. Brainard was granted five-year options to purchase 100,000 shares of AeroGrow’s common stock under the Company’s 2005 Equity Compensation Plan.  The options have an exercise price of $0.18 per share which was the price at market close on the date of grant.  The options vest quarterly over a two-year period.  Mr. Brainard received $321,977 in cash compensation and expensed $333 in equity compensation from the Company during Fiscal 2009.

Other Company officers who do not qualify as Named Executive Officers are employed on an “at will” basis subject to varying lengths of employment agreements and severance agreements.

Summary Compensation Table

                The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2009. Fiscal 2008 and the fiscal year ended March 31, 2007 (“Fiscal 2007”):

Name and Principal Position	Fiscal Year	Salary Paid	Bonus		Stock Awards		Option Awards	(1)	All Other Compensation		Total
Jervis B. Perkins, CEO, President and Director (2)	2009	$282,692	$--		$--		$75,531	(3)	$12,000	(4)	$370,223
	2008	$94,447	$217	(5)	$--		$87,002	(6)	$--		$181,666
	2007	$--	$--		$--		$--		$--		$--
H. MacGregor Clarke, CFO	2009	$154,615	$--		$--		$134,257	(7)	$7,875	(8)	$296,747
	2008	$--	$--		$--		$--		$--		$--
	2007	$--	$--		$--		$--		$--		$--
Jeffrey M. Brainard, Vice President of Sales	2009	$193,977	$128,000	(9)	$--		$333	(10)	$--		$322,310
	2008	$200,000	$27,189	(11)	$--		$--		$--		$227,189
	2007	$150,000	$63,462		$25,000	(11)	$9,604	(12)	$--		$248,066

(1)
The compensation value of the stock option awards is determined by the vesting schedule of the options.  The Option Awards reflect the compensation value of the options that have vested as of March 31, 2009.  The compensation value for options that vest after this date will be recognized in future periods.

(2)	Mr. Perkins did not receive compensation for his service on the Board of Directors.

(3)	On March 4, 2009, Mr. Perkins was granted 300,000 five year options to purchase our common stock at an exercise price of $0.18 per share, which vest quarterly over a 2 year period.

(4)	Per the Perkins Agreement, Mr. Perkins received $1,000 per month for car expenses.
(5)	All employees were given a holiday bonus on 12/21/07 of $200, net of taxes.

(6)
Pursuant to Mr.  Perkins’ employment agreement dated November 12, 2007, he was granted 33,334 five year options to purchase our common stock at an exercise price of $5.85 per share, which vested upon date of grant.  In accordance with Mr.  Perkins’ employment agreement entered into as of March 1, 2008, the company granted him 216,666 five year options to purchase our common stock at an exercise price of $4.74 per share.  43,334 of these options vested on the grant date and the rest will vest at a rate of 25% per six months over a two year period.  The 216,666 options were issued subject to shareholder approval at the company’s next annual meeting, with their compensation value to be determined at the time of their approval by our shareholders, in accordance with Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment.  The options were approved at the October 1, 2008 Annual Meeting of Shareholders.

(7)
On March 4, 2009, Mr. Clarke was granted 200,000 five year options to purchase our common stock at an exercise price of $0.18 per share, which vest quarterly over a 2 year period.  Per the Clarke Agreement, Mr. Clarke was granted 30,000 fully vested options to purchase the common stock of the Company on June 1, 2008 at an exercise price of $2.60 per share.  On July 1, 2008, Mr. Clarke was granted 60,000 options to purchase our common stock at an exercise price of $2.07 per share.  The vesting schedule for these options is 50% as of December 1, 2008 and 50% as of June 1, 2009.  The final grant of options per the Clarke Agreement was on October 1, 2008.  The grant was for 60,000 options to purchase common stock of the Company at an exercise price of $2.86 per share with a vesting schedule of 50% on December 1, 2009 and 50% on June 1, 2010.

(8)	In accordance with Mr. Clarke’s employment agreement, he was paid $750 per month for auto expenses.

(9)	Mr. Brainard was paid the balance of the sales incentive bonus earned in Fiscal 2008.

(10)	On March 4, 2009, Mr. Brainard was granted 100,000 five year options to purchase our common stock at an exercise price of $0.18 per share, which vest quarterly over a 2 year period.

(11)	Mr. Brainard was paid a $1,986 bonus and a bonus installment payment of $25,000, in addition to the holiday bonus awarded to all employees.

(12)
In accordance with Mr. Brainard’s employment agreement, we issued 5,000 shares of our common stock on January 3, 2007 valued by us at $5.00 per share. In addition, in December 2006, Mr. Brainard was granted five year options to purchase our common stock at an exercise price of $5.00 per share, which will vest monthly pro-rata over a two year period.

The following table provides information with respect to the Named Executive Officers concerning unexercised stock options held by them at May 31, 2009.  All options granted to date to the Named Executive Officers are unexercised.
 Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Exercise Price per Share	Expiration Date
Jervis B. Perkins	33,334	--		$5.85	28-Feb-2013
Jervis B. Perkins	130,000	86,666	(1)	$4.74	1-Mar-2013
Jervis B. Perkins	--	300,000	(2)	$0.18	4-Mar-2014
H. MacGregor Clarke	30,000	--		$2.60	1-Jun-2013
H. MacGregor Clarke	30,000	30,000	(3)	$2.07	1-Jul-2013
H. MacGregor Clarke	--	60,000	(4)	$2.86	1-Oct-2013
H. MacGregor Clarke	--	200,000	(2)	$0.18	4-Mar-2014
Jeffrey M. Brainard	125,000	--		$5.00	27-Mar-2011
Jeffrey M. Brainard	2,331	--		$5.00	14-Dec-2011
Jeffrey M. Brainard	--	100,000	(2)	$0.18	4-Mar-2014

(1)	Mr. Perkin’s unexercisable options will vest as follows: 43,333 options will vest on September 1, 2009 and 43,333 options will vest on March 1, 2010.

(2)	The options granted on March 4, 2009 at an exercise price of $0.18 per share will vest quarterly over a 2 year period.

(3)	Mr. Clarke’s unexercisable options will vest as follows: 30,000 will vest on June 1, 2009.

(4)	Mr. Clarke’s unexercisable options will vest as follows: 30,000 will vest on December 1, 2009, and 30,000 will vest on June 1, 2010.

Director Compensation

 Current and Historical Compensation Program

Commencing March 2009, non-employee director compensation is $5,000 per year for general service, plus $1,000 for each Board meeting attended in person and $500 per telephonic meeting of the Board (or any Board committee of which such non-employee director is a member); provided, that the aggregate of such per meeting fees will be capped at $2,000 per calendar week (Sunday to Saturday).  In addition, directors receive reimbursement of travel expenses and an annual grant of 18,000 options to purchase our common stock, exercisable in whole or in part within five years from the date of grant at an exercise price equal to the market closing price on the day of grant.  The compensation for the Chairman is $10,000 per year for general service, plus $2,000 for each Board meeting attended; reimbursement of travel expenses and an annual grant of 36,000 options to purchase our common stock exercisable in whole or in part within five years from the date of grant at an exercise price equal to the market closing price on the date of grant.  Each member of the Audit Committee receives an option to purchase 3,000 shares of common stock for membership on the committee and each member of the Governance, Compensation and Nominating Committee receives an option to purchase 2,000 shares of common stock for membership on that committee.  The committee chairmen receive additional compensation.  The Chairman of the Audit Committee receives an additional $5,000 per year and the Chairman of the Governance, Compensation, and Nominating Committee receives an additional 4,000 options to purchase common stock per year.  Director options vest pro-rata monthly (one-twelfth per month) on the last day of each month throughout the term of service.  If a director is unable to finish his or her term of service by reason of death or disability, the director options vest immediately.  The Company maintains $10 million of director and officer insurance, and has entered into an agreement indemnifying each director against liabilities under certain circumstances.

 In 2004 and 2005 each non-employee director received 2,000 shares of common stock for his service as director. Outside directors were compensated $500 for attending meetings and reimbursed for out-of-pocket expenses for attending meetings. On March 28, 2006, we granted to each of our four outside directors 2,500 shares of our common stock at a value of $5.00 per share for a total of $12,500 for each director, or an aggregate total of $50,000, and 10,000 fully-vested five-year options to purchase our common stock at an exercise price of $5.00 per share for services for Fiscal 2007. In addition, Mr. Walker, and former directors Wayne Harding and Kenneth C. Leung received grants of 1,250 shares for service on the Audit Committee and 750 shares for service on the Governance, Compensation and Nominating Committee. On March 22, 2007, we granted to three of our four outside directors, Messrs. Leung, Walker and former director Richard Kranitz, 2,500 shares of our common stock at a market value of $5.90 per share for a total of $14,750 for each director, or an aggregate total of $59,000, and 10,000 fully vested five-year options to purchase our common stock at an exercise price of $5.90 per share, the price per share equal to the fair market value of the common stock on the date of the option grant, for services on the Board for the calendar year ending December 31, 2007. In addition, on March 22, 2007, Messrs. Walker and Leung received grants of 1,250 shares for service on the Audit Committee and 750 shares for service on the Governance, Compensation and Nominating Committee. Also, Mr. Harding, the previous Chairman of the Audit and Governance Committees, received a grant on March 22, 2007 for services rendered of 3,500 shares of our common stock at a market value of $5.90 per share for a total of $20,650 and 5,000 fully vested five-year options to purchase our common stock at an exercise price of $5.90 per share, the price per share equal to the fair market value of the common stock on the date of the option grant.  During Fiscal 2008, Messrs Channer, Kranitz, and Walker were paid $1,500 for meeting attendance.  Mr. Leung was absent from one meeting and therefore was paid $1,000 during the fiscal year for meeting attendance.  There was no equity compensation granted to the directors during Fiscal 2008.

Director Compensation Table

         The following table sets forth information regarding all forms of compensation received by directors of the Company during Fiscal 2009:

Director	Director Fees Earned or Paid in Cash	Stock Awards		Option Awards (1)		Warrant Awards		All Other Compensation		Total
W. Michael Bissonnette, Former Chairman and Director (2)	$-	$-		$-		$-		$-		$-
Jervis B. Perkins, Director (2)	$-	$-		$-		$-		$-		$-
Dennis A. Channer, Former Director	$500	$11,257	(3)	$-		$-	(3)	$-		$11,757
Kenneth C. Leung, Former Director	$500	$4,658	(4)	$-		$-	(4)	$-		$5,158
Jack J. Walker, Chairman and Director	$22,500	$9,315	(5)	$43,364	(6)	$-	(7)	$7,500	(7)	$82,679
Michael D. Dingman Jr., Director	$20,000	$-		$24,728	(8)	$-		$-		$44,728
Linda Graebner, Director	$15,000	$-		$23,555	(9)	$-		$5,000	(10)	$43,555
Suresh Kumar, Director	$15,000	$-		$27,238	(11)	$-		$-		$42,238
Peter A. Michel, Director	$15,000	$-		$29,396	(12)	$-		$-		$44,396

(1)
The compensation value of the stock option awards is determined by the vesting schedule of the options.  The Option Awards reflect the compensation value of the options that have vested as of March 31, 2009.  The compensation value for options that vest after this date will be recognized in future periods.

(2)	Mr. Bissonnette and Mr. Perkins did not receive compensation for their service on the Board of Directors.

(3)
On July 1, 2008, Mr. Channer was granted 5,438 shares of our common stock for his service on the Board for the previous year.  He was also granted five year warrants to purchase 8,000 shares of common stock at an exercise price of $2.07 per share.  The warrants do not have a compensation value because they were priced at market value and did not create an expense for the Company.  During his tenure as a Director, Mr. Channer did not receive awards other than those described above.

(4)
On July 1, 2008, Mr. Leung was granted 2,250 shares of our common stock for his service on the Board for the previous year.  He was also granted five year warrants to purchase 4,000 shares of common stock at an exercise price of $2.07 per share.  The warrants do not have a compensation value because they were priced at market value and did not create an expense for the Company.  For service on the Board since 2006, Mr. Leung was granted the following awards in aggregate:  11,250 shares of common stock with a compensation value of $53,708, 20,000 options to purchase common stock with a compensation value of $64,000, and 4,000 warrants to purchase common stock with no compensation value.  These awards remain outstanding as of March 31, 2009.

(5)	On July 1, 2008, Mr. Walker was granted 4,500 shares of our common stock for his service on the Board for the previous year.

(6)
On July 2, 2008, Mr. Walker was granted 23,000 options of our common stock at an exercise price of $2.03 per share.  When he assumed Chairmanship of the Board on July 23, 2008, Mr. Walker was granted an additional 13,000 options to purchase our common stock at an exercise price of $1.80 per share.  All options vest monthly over a 12 month period.  For service on the Board since 2006, Mr. Walker was granted the following awards in aggregate:  13,500 shares of common stock with a compensation value of $58,365 and 56,000 options to purchase common stock with a compensation value of $107,364.  These awards remain outstanding as of March 31, 2009.

(7)
Mr. Walker’s warrant awards resulted from his guarantee of loan made to AeroGrow and were not compensation for service on the Board of Directors.  The 50,000 warrants do not have a compensation value because they were priced at market value and did not create an expense for the Company.  All Other Compensation includes $7,500 paid to Mr. Walker relating to his loan to the Company.

(8)
On July 2, 2008, Mr. Dingman was granted 21,000 options to purchase our common stock at an exercise price of $2.03 per share.  The options vest monthly over a 12 month period and remain outstanding as of March 31, 2009.

(9)
On July 2, 2008, Ms. Graebner was granted 20,000 options to purchase our common stock at an exercise price of $2.03 per share.  The options vest monthly over a 12 month period and remain outstanding as of March 31, 2009.

(10)	Ms. Graebner was paid $5,000 in consulting fees prior to becoming a director.

(11)
On July 2, 2008, Mr. Kumar was granted 21,000 options to purchase our common stock at an exercise price of $2.03 per share.  Upon joining the Governance, Compensation and Nominating Committee on July 23, 2008, Mr. Kumar was granted 2,000 options to purchase our common stock at an exercise price of $1.80 per share.  All of the options vest monthly over a 12 month period and remain outstanding as of March 31, 2009.

(12)
On July 2, 2008, Mr. Michel was granted 20,000 options to purchase our common stock at an exercise price of $2.03 per share.  Upon joining the Audit Committee on July 23, 2008, Mr. Michel was granted 3,000 options to purchase our common stock at an exercise price of $1.80 per share.  The options vest monthly over a 12 month period.  On October 1, 2008, for service as Chairman of the Governance, Compensation and Nominating Committee, Mr. Michel was granted 4,000 options to purchase our common stock at an exercise price of $1.75 per share.  These options vest monthly over a 9 month period.  All of Mr. Michel’s options remain outstanding as of March 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 30, 2009 regarding our common stock owned of record or known by the Company to be owned beneficially by (i) each director, (ii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), (iii) all those known by the Company to beneficially own more than 5% of the Company’s common stock, and (iv) all directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  The table assumes a total of 12,425,249 shares of common stock outstanding and 6,836 shares of Series A preferred stock outstanding.  Unless otherwise indicated the address of each beneficial owner shown is c/o AeroGrow International, Inc., 6075 Longbow Drive, Suite 200, Boulder, Colorado 80301.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Number of Common Shares Acquirable Within 60 Days (2)	Percent of Class	Number of Series A Preferred Shares Beneficially Owned (1)	Number of Series A Preferred Shares Acquirable Within 60 Days (2)	Percent of Class	Percent Total Voting Power (3)

5% Beneficial Owners

Jack J. Walker (4)	27,731,408	27,536,000	69.40%	5,474	1,824	63.21%	39.58%
Lazarus Investment Partners LLLP (5)	9,199,673	8,600,000	43.76%	1,720	573	23.22%	13.59%
Mingkeda Industries Co., Ltd. (6) (7)	4,135,000	4,125,000	24.98%	825	275	11.60%	5.92%
Kayue Electric Company Ltd. (6) (8)	2,825,000	2,825,000	18.52%	217	188	3.09%	4.04%
H. Leigh Severance (6) (9)	1,744,378	1,628,335	12.41%	325	108	4.68%	2.58%
Jervis B. Perkins	1,721,334	1,715,834	12.17%	303	101	4.37%	2.18%
J. Michael Wolfe	1,496,875	1,496,875	10.75%	270	90	3.90%	1.93%
Jerome P. Lauffenburger (6) (10)	1,161,334	1,021,000	8.64%	133	66	1.93%	1.73%
Michael F. Barish (6) (11)	1,138,750	1,085,000	8.43%	145	72	2.10%	1.67%
Wildernest Logistics Solutions Inc. (6) (12)	870,000	870,000	6.54%	174	58	2.52%	1.24%
Enable Capital Management LLC and affiliated holders (13)	840,000	840,000	6.33%	-	-	*	*
H. MacGregor Clarke	680,000	675,000	5.19%	112	37	1.63%	*

Directors

Jack J. Walker (4)	27,731,408	27,536,000	69.40%	5,474	1,824	63.21%	39.58%
Jervis B. Perkins	1,721,334	1,715,834	12.17%	303	101	4.37%	2.18%
Peter A Michel	27,000	27,000	*	-	-	*	*
Suresh Kumar	23,000	23,000	*	-	-	*	*
Michael D. Dingman, Jr.	21,000	21,000	*	-	-	*	*
Linda Graebner	20,000	20,000	*	-	-	*	*

Named Executive Officers

H. MacGregor Clarke	680,000	675,000	5.19%	112	37	1.63%	*
Jeffrey M. Brainard	185,831	169,831	1.48%	6	2	*	*

All AeroGrow Named Executive Officers and Directors as a Group (8 Persons)	30,409,573	30,187,665	71.36%	5,895	1,964	66.99%	42.65%

* Less than 1 percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which include holding voting and investment power with respect to the securities.  Shares of common stock subject to preferred stock, options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.

(2) The number of shares acquirable within 60 days includes any preferred stock, options or warrants currently exercisable or exercisable within the next 60 days.  This number is included in the number of shares beneficially owned.

(3) The percent total voting power is based on the number of preferred shares and common shares presently held that could be voted.  It does not include any exercisable options or warrants.

(4) Mr. Walker’s beneficial ownership includes 325 shares of preferred stock and warrants to purchase 162 shares of preferred stock that are held of record by M&J Walker Charitable Remainder Trust, of which Mr. Walker is a controlling person.   Mr. Walker’s beneficial ownership also includes 100 shares of preferred stock, warrants to purchase 50 shares of preferred stock, and 76,122 shares of common stock held of record by March Trade & Finance, Inc. of which Mr. Walker is a controlling person.

(5) Based on information provided in Schedule 13G as filed January 12, 2009, and holdings known to the Company through Lazarus Investment Partners LLLP’s participation in the Series A Preferred Stock issue that closed on June 30, 2009.  Lazarus Investment Partners LLLP holds 599,673 shares of common stock, 1,147 shares of Series A Preferred Stock, and 573 warrants to purchase shares of Series A Preferred Stock.  Lazarus Investment Partners LLLP’s address is 2401 East 2nd Avenue, #600, Denver, CO 80206.

(6) Beneficial ownership is based on holdings known to the Company and may not include all shares of common stock beneficially owned but held in street name.

(7) Mingkeda Industries Co. Ltd.’s address is 1825 Renmin E Road, Heshan City, Guangdong Province, China.

(8) Kayue Electric Company Ltd.’s address is Unit C, 19/F, Dragon Centre, 79 Wing Hong Street, Cheung Sha Wan, Kowloon, Hong Kong.

(9) Mr. Severance’s beneficial ownership includes 106 shares of preferred stock, warrants to purchase an additional 53 shares of preferred stock, and 57,709 shares of common stock held of record by H. Leigh Severance, Inc. Profit Sharing Plan and Trust, of which Mr. Severance is a controlling person. Mr. Severance’s beneficial ownership also includes 5 shares of preferred stock, warrants to purchase an additional 2 shares of preferred stock, and 3,335 shares of common stock held of record by H. Leigh Severance, Inc. Pension Plan and Trust, of which Mr. Severance is a controlling person.  Mr. Severance’s address is 14282 E. Caley Ave., Aurora, CO 80016.

(10) Mr. Lauffenburger’s address is 2095 Heritage Place, Erie, CO 80516.

(11) Mr. Barish’s address is c/o Lazarus Investment Partners LLLP, 2401 East 2nd Avenue, #600, Denver, CO 80206.

(12) Wildernest Logistics Solutions, Inc.’s address is 3500 N Windsor Dr., Suite 400, Aurora, CO 80011.

(13) As of December 31, 2008, based on information provided in Schedule 13G as filed February 11, 2009.  According to these filings, Enable Capital Management, LLC (“ECM”) is the beneficial owner of warrants to purchase up to 840,000 shares of our common stock.  ECM is located at One Ferry Building, Suite 255, San Francisco, CA 94111.  Mr. Mitchell S. Levine is the managing member and majority owner of ECM.  Mr. Levine’s address is One Ferry Building, Suite 255, San Francisco, CA 94111.  ECM acts as the general partner and/or investment manager of Enable Growth Partners, L.P.  Enable Growth Partners L.P. is located at One Ferry Building, Suite 255, San Francisco, CA 94111.

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

2005 Equity Compensation Plan.  In August 2005 we adopted the 2005 Equity Compensation Plan (the “2005 Plan”) to promote our interests and the interests of our shareholders by attracting, retaining, and motivating our key officers, employees, directors, and consultants.  The 2005 Plan was approved by our stockholders at the annual meeting of stockholders held on February 23, 2006.  A total of 1,505,000 shares of our common stock were originally available for grant under the 2005 Plan in the form of stock options or awards of shares of restricted stock, in addition to the available options remaining to be granted under the 2003 Plan.  In November 2007, our Board approved a resolution authorizing an additional 1 million shares for issuance under the 2005 Plan, subject to shareholder approval.  In July 2008, our Board revised this resolution to authorize a total of 2 million additional shares for issuance under the 2005 Plan, subject to shareholder approval.  On October 1, 2008, upon recommendation by the Board, the shareholders approved an amendment to the 2005 Equity Compensation Plan to authorize an additional 2,000,000 shares for issuance under the 2005 Plan.

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

Eligibility.  Our employees, directors, and consultants may be granted awards under the plan.  As of March 31, 2009, approximately 70 individuals were eligible to participate.

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

 During Fiscal 2009, we granted 1,781,701 options with exercise prices from $0.18 to $2.96 per share and were issued 22,605 shares of common stock at a value of $2.07 per share under the 2005 Plan.  Of the common stock grants, 10,000 shares were issued to a consultant and the remaining 12,605 shares were issued to directors for service on the Board of Directors during the previous year.  During Fiscal 2008 we issued 272,911 options under the plan, 234,577 of which are subject to shareholder approval.  In addition to a total of 222,131 options granted during Fiscal 2007, we granted under the 2005 Plan a total of 98,194 shares of common stock at a value of $5.00 to $5.90 per share consisting of 5,000 shares issued to our former Chief Financial Officer, 5,000 shares issued to our Vice President of Engineering and Manufacturing, 18,044 shares issued to other employees, 49,150 shares granted to consultants for services, and 21,000 shares granted to directors for service on the  Audit Committee and on the Governance, Compensation and Nominating Committee.

Equity Compensation Plan Information
As of March 31, 2009

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans	8,431,601	$4.69	551,746

At March 31, 2009, we had granted options for 1,325,076 shares of our common stock that are unvested that will result in $460,093 of compensation expense in future periods if fully vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following transactions were entered into with our executive officers, directors and 5% or greater shareholders.

In April 2008, the Company paid Linda Graebner $5,000 in consulting fees prior to her joining the Board of Directors in July.

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

Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 19, 2009. The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009.  The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty.  In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.  As of March 31, 2009, $1,001,146 was outstanding under the First National Note, including accrued interest.

On May 19, 2009, the Company, Mr. Walker, and FNB entered into a Change in Terms Agreement (the “Change in Terms Agreement”), extending the maturity of the First National Loan until July 19, 2009, and increasing the interest rate from the Wall Street Journal Prime Rate plus .50% floating to the Wall Street Journal Primate Rate plus 2.0% floating, with a floor interest rate of 5.50%.

On May 22, 2008, the Company entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLLC Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”). Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company.  As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly.  If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009.  We granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets granted to FCC and First National Bank (each as described herein).  Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable.  In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.  As of March 31, 2009, loans totaling $1,233,371were outstanding under the WLLC Loan Agreement, including accrued interest.

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

On May 19, 2009, Mr. Walker, WLLC, and the Company entered into a Loan Extension Agreement (the “Loan Extension Agreement”) effective April 1, 2009, extending the maturity date of the WLLC Loan until June 30, 2009.  The Company paid WLLC $5,000 in consideration for the loan extension.  The current balance of principal due on the WLLC Loan is $1,200,000.  The parties agreed that the Company is not entitled to any further disbursements under the WLLC Loan.  In the event the Company receives any equity financing, all obligations due under the WLLC Loan become immediately due and payable.

On June 30, 2009, principal totaling $1,200,000 outstanding under the WLLC Loan Agreement was converted to 1,200 shares of Series A Convertible Preferred Stock, and the WLLC Loan Agreement was terminated.

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital (“FCC”) (the “FCC Loan Agreement”) for a revolving credit facility in the amount of $12,000,000 (the “Revolving Credit Facility”).  The actual amount available for borrowing under the Revolving Credit Facility is limited at any given time to the sum of a percentage of eligible inventory and a percentage of eligible accounts receivable, each as defined in the FCC Loan Agreement.  Mr. Walker provided a guarantee against certain contingent liabilities related to the FCC Loan Agreement.  In return for this guarantee, the Company paid Mr. Walker a fee of $7,500.

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

On June 1, 2009, the Company, FCC, and Jack J. Walker, as guarantor, executed a Second Forbearance Agreement, effective as of April 29, 2009 (the “Second Forbearance Agreement”), in which FCC agreed to forbear from exercising its rights and remedies under the Loan Agreement until June 30, 2009, if no further defaults occur.  The Second Forbearance Agreement also increased the advance rate against inventory until July 1, 2009, and eliminated the Company’s obligation to pay the monthly forbearance and amendment fees and to provide cash flow projections.  In return, AeroGrow agreed to pay FCC a fee of $60,000 no later than June 30, 2009.

As of July 1, 2009, FCC, AeroGrow, and Jack J. Walker, as guarantor, executed an amendment to the FCC Loan Agreement (the “Third FCC Amendment”).  The Third FCC Amendment reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the Third FCC Amendment re-set the formulas for determining the borrowing base against which the Company can borrow.  The Third FCC Amendment also changed the definition of Base Rate to the greater of (a) the Prime Rate, or (b) LIBOR plus 3.25%, and increased the interest rate to Base Rate plus 4.0%.  The Third FCC Amendment provides for a $30,000 success fee to be paid by the Company to FCC on April 30, 2010.  In addition, the Third FCC Amendment replaces a minimum borrowing fee with a fee calculated as 0.50% per annum of the daily average unused portion of the Revolving Credit Facility, payable monthly in arrears.  Finally, the Third FCC Amendment increased the annual facility fee to 1.0% of the maximum amount of the Revolving Credit Facility, from 0.75%.

Also see Item 7.  Management’s Discussion And Analysis Of Operations - Liquidity and Capital Resources, and Note 11 – Subsequent Events to our financial statements, for additional information.

Director Independence

Our Board of Directors comprises Jack J. Walker, Linda Graebner, Peter Michel, Suresh Kumar, Michael D. Dingman, Jr., and Jervis B. Perkins.  Our Board of Directors has determined that Mr. Dingman, Ms. Graebner, Mr. Michel and Mr. Kumar are “independent” as that term is defined by NASDAQ.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  All Audit Committee Governance, Compensation and Nominating Committee, and Special Committee members are independent directors as that term is defined by NASDAQ.

During Fiscal 2009, a number of individuals served as directors of AeroGrow.  Jack J. Walker and Jervis B. Perkins were on the Board throughout Fiscal 2009.  W. Michael Bissonnette, Dennis E. Channer, and Kenneth C. Leung. resigned from the Board in July 2008.  At that time, Michael D. Dingman, Jr., Linda Graebner, Suresh Kumar, and Peter  Michel joined the Board.  Messrs. Channer, Leung, Dingman, Kumar and Michel, as well as Ms. Graebner, were independent as defined by NASDAQ.    All Audit Committee and Governance, Compensation and Nominating Committee, and Special Committee  members during Fiscal Year 2009 were independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by Eide Bailly, our current independent registered public accounting firm, and by Gordon, Hughes & Banks, LLP (“GHB”), its predecessor, for the fiscal years ended March 31, 2009, 2008 and 2007 are as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Eide Bailly Audit Fees	$8,315	$--	$--
All Other Eide Bailly Fees	--	--	--
GHB Audit Fees	50,000	35,728	26,000
All Other GHB Fees	10,814	24,387	15,564
Tax Fees	--	3,448	3,375
Totals	$69,129	$63,563	$44,939

Other fees paid to Eide Bailly and GHB were for review of SEC filings during these periods.  Eide Bailly acquired GHB as of November 1, 2008.

Tax Fees

Tax fees consist of fees for tax compliance, including the preparation of tax returns, tax advice, and tax planning services.  Tax advice and tax planning services relate to advice regarding mergers and acquisitions and assistance with tax audits and appeals.  We use a firm other than Eide Bailly for these services.

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

AEROGROW INTERNATIONAL, INC., A NEVADA CORPORATION

Date July 2, 2009	By:	/s/ JERVIS B. PERKINS
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of July 2009.

Signature	Title	Date

/s/ JACK J. WALKER	Chairman of the Board	July 2, 2009
Jack J. Walker

/s/ H. MACGREGOR CLARKE	Chief Financial Officer and Treasurer	July 2, 2009
H. MacGregor Clarke

/s/ GREY H. GIBBS	Controller and Chief Accounting Officer	July 2, 2009
Grey H. Gibbs

/s/ LINDA GRAEBNER	Director	July 2, 2009
Linda Graebner

/s/ PETER A. MICHEL	Director	July 2, 2009
Peter A. Michel

/s/ SURESH KUMAR	Director	July 2, 2009
Suresh Kumar

/s/ MICHAEL D. DINGMAN, JR.	Director	July 2, 2009
Michael D. Dingman, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying balance sheet of AeroGrow International, Inc. (the “Company”) as of March 31, 2009 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Eide Bailly LLP

Greenwood Village, Colorado
July 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying balance sheet of AeroGrow International, Inc. as of March 31, 2008 and the related statements of operations, shareholders’ equity and cash flows for each of the years ended March 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2008, and the results of its operations and its cash flows for each of the one year periods ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

                                     /s/ Gordon, Hughes & Banks,  LLP

Greenwood Village, Colorado
June 10, 2008

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$332,698	$1,559,792
Restricted cash	438,331	86,676
Accounts receivable, net of allowance for doubtful accounts of $1,423,508 and $511,710 at March 31, 2009 and March 31, 2008, respectively	2,278,052	2,412,101
Other receivables	332,059	422,530
Inventory, net	8,350,135	4,688,444
Prepaid expenses and other	565,454	762,013
Total current assets	12,296,729	9,931,556
Property and equipment, net of accumulated depreciation of $1,675,148 and $816,804 at March 31, 2009 and March 31, 2008, respectively	1,768,369	1,830,646
Other assets
Intangible assets, net of $3,515 and $17,432 of accumulated amortization at March 31, 2009 and March 31, 2008, respectively	231,590	56,263
Deposits	110,776	101,164
Deferred debt issuance costs, net of accumulated amortization of $243,937 and $0 at March 31, 2009 and March 31, 2008, respectively	201,726	-
Total other Assets	554,092	157,427
Total Assets	$14,609,190	$11,919,629
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,338,559	$3,023,366
Current portion - long term debt	1,099,060	128,927
Current portion	-	-
Accrued expenses	2,318,670	2,452,025
Due to factor	-	1,480,150
Customer deposits	246,728	232,200
Deferred rent	57,283	65,037
Total current liabilities	12,060,030	7,381,705
Long-term debt	5,547,144	129,373
Long-term debt-related party	1,233,371	-
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 13,342,877 and 12,076,717 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively	13,343	12,076
Additional paid-in capital	45,696,630	44,024,559
Accumulated (deficit)	(49,941,598)	(39,628,084)
Total Stockholders' Equity (Deficit)	(4,231,625)	4,408,551

Total Liabilities and Stockholders' Equity (Deficit)	$14,609,190	$11,919,629

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years ended March 31,
	2009	2008	2007
Revenue
Product sales, net	$37,449,868	$38,356,676	$13,144,037

Operating expenses
Cost of revenue	23,710,787	22,975,385	8,404,507
Research and development	2,146,493	2,605,112	2,113,255
Sales and marketing	13,772,822	16,084,353	7,117,613
General and administrative	7,043,391	6,084,728	4,050,312
Total operating expenses	46,673,493	47,749,578	21,685,687

(Loss) from operations	(9,223,625)	(9,392,902)	(8,541,650)

Other (income) expense, net
Interest (income)	(6,285)	(115,070)	(176,173)
Interest expense	900,213	558,089	356,594
Interest expense – related party	195,961	-	-
Registration rights penalty	-	-	1,664,380
Total other (income) expense, net	1,089,889	443,019	1,844,801

Net (loss)	$(10,313,514)	$(9,835,921)	$(10,386,451)

Net (loss) per share, basic and diluted	$(0.82)	$(0.84)	$(1.09)

Weighted average number of common
shares outstanding, basic and diluted	12,519,999	11,662,891	9,505,926

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common		Additional
	Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, April 1, 2006	9,102,622	$9,103	$27,313,081	$(19,405,712)	$7,916,472
Common stock issued in private placements	1,166,760	1,167	6,199,147	-	6,200,314
Exercise of common stock warrants at $2.50	34,000	34	84,966	-	85,000
Exercise of common stock warrants at $6.25	5,000	5	31,245	-	31,250
Common stock issued upon conversion of convertible debt	240,006	240	839,760	-	840,000
Common stock issued under equity compensation plans	98,194	98	516,072	-	516,170
Common stock issued to landlord as rent	8,872	9	44,351	-	44,360
Common stock issued to public relations firm for services	11,354	11	56,759	-	56,770
Common stock issued in settlement of claim	6,858	7	40,455	-	40,462
Repurchase of common stock	(3,000)	(3)	(14,997)	-	(15,000)
Adjustment for error in warrant exercise	67	-	-	-	-
Stock options issued under equity compensation plans	-	-	560,859	-	560,859
Accretion of loss on modification of debt	-	-	119,319	-	119,319
Common stock issued for registration rights penalty	332,876	332	1,664,048	-	1,664,380
Mandatory redeemable common stock converted	62,000	62	309,938	-	310,000
Net (loss)	-	-	-	(10,386,451)	(10,386,451)
Balances, March 31, 2007	11,065,609	11,065	37,765,003	(29,792,163)	7,983,905
Common stock issued in private placements	800,000	800	4,432,572	-	4,433,372
Exercise of common stock warrants at $2.50	19,250	19	48,106	-	48,125
Exercise of common stock warrants at $5.00	20,000	20	99,980	-	100,000
Exercise of common stock warrants at $6.00	10,000	10	59,990	-	60,000
Exercise of common stock warrants at $6.25	125,500	126	779,249	-	779,375
Exercise of stock options	36,358	36	36,695	-	36,731
Warrants issued to consultants	-	-	92,065	-	92,065
Stock options issued under equity compensation plans	-	-	710,899	-	710,899
Net (loss)	-	-	-	(9,835,921)	(9,835,921)
Balances, March 31, 2008	12,076,717	12,076	44,024,559	(39,628,084)	4,408,551
Common stock issued in private placements	22,605	23	46,769	-	46,792
Exercise of common stock warrants at $.66	213,276	213	140,549	-	140,762
Exercise of common stock warrants at $.75	976,703	977	731,550	-	732,527
Exercise of common stock warrants at $2.50	10,000	10	24,990	-	25,000
Exercise of stock options	43,576	44	51,599	-	51,643
Stock options issued under equity compensation plans	-	-	676,614	-	676,614
Net (loss)	-	-	-	(10,313,514)	(10,313,514)
Balances, March 31, 2009	13,342,877	$13,343	$45,696,630	$(49,941,598)	$(4,231,625)

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss)	$(10,313,514)	$(9,835,921)	$(10,386,451)
Adjustments to reconcile net (loss) to cash provided
(used) by operations:
Common stock issued for registration rights penalty	-	-	1,664,380
Issuance of common stock and options under equity compensation plans plans	723,406	710,899	1,077,029
Issuance of common stock not under equity compensation plans	-	-	141,592
Issuance of warrants for services	-	92,065	-
Depreciation and amortization expense	844,427	505,171	225,949
Allowance for bad debt	911,798	431,015	80,695
Amortization of debt issuance costs	191,437	-	242,399
Amortization of debt issuance costs – related party	52,500	-	-
Change in assets and liabilities:
(Increase) in accounts receivable	(777,749)	(958,373)	(1,922,282)
(Increase) in other receivable	90,471	(240,309)	(182,221)
(Increase) in inventory	(3,661,691)	(747,830)	(3,747,668)
(Increase) decrease in debt issuance costs	(393,163)	-	-
(Increase) in debt issuance costs-related party	(52,500)	-	-
(Increase) in other current assets	196,559	(281,023)	(281,400)
(Increase) decrease in deposits	(9,612)	(66,009)	-
Increase (decrease) in accounts payable	5,315,193	(169,368)	2,705,260
Increase (decrease) in accrued expenses	(133,355)	1,285,541	831,961
Increase in accrued interest – related party	19,418	-	-
Increase in accrued interest	35,528	-	-
Increase (decrease) in customer deposits	14,528	232,200	(30,471)
Increase in deferred rent	(7,754)	11,506	53,531
Net cash (used) by operating activities	(6,954,073)	(9,030,436)	(9,527,697)
Cash flows from investing activities:
Increase in restricted cash	(351,655)	(2,313)	(84,363)
Purchases of equipment	(796,067)	(1,104,534)	(649,087)
Patent expenses	(161,410)	(38,313)	(12,615)
Net cash (used) by investing activities	(1,309,132)	(1,145,160)	(746,065)
Cash flows from financing activities:
(Decrease) in amount due to factor	(1,480,150)	834,999	645,151
Proceeds from long term debt borrowings	27,034,153	-	-
Stock repurchase	-	-	(15,000)
Proceeds from long term debt borrowings – related party	1,213,953	-	-
Proceeds from issuance of common stock, net	-	4,433,372	6,200,314
Proceeds from exercise and issuance of warrants	898,289	987,500	116,250
Proceeds from the exercise of stock options	51,643	36,731	-
Principal payments on capital leases	(128,927)	(52,715)	-
Repayment of long term borrowings	(20,552,850)	-	-
Repayment of convertible debentures	-	-	(30,000)
Net cash provided by financing activities	7,036,111	6,239,887	6,916,715
Net increase (decrease) in cash	(1,227,094)	(3,935,709)	(3,357,047)
Cash, beginning of period	1,559,792	5,495,501	8,852,548
Cash, end of period	$332,698	$1,559,792	$5,495,501

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2009	2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$1,041,228	$560,731	$83,158
Income taxes paid	$-	$-	$-
Purchase of equipment through assumption of capital lease obligations	$-	$311,015	$-
Accretion of debt modification	$-	$-	$119,319
Convertible debentures converted to common stock	$-	$-	$840,000
Conversion of mandatorily redeemable stock	$-	$-	$310,000

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

Liquidity and Basis of Presentation

The Company has incurred net losses since its inception, including a net loss for the fiscal year ended March 31, 2009 of $10,313,514.  As more fully discussed in the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Operations, the Company has developed sources of funding that management believes are sufficient to support the Company’s operating plan for the fiscal year ending March 31, 2010.  These sources of funding include cash flow from operations, $3.8 million in cash proceeds from the issuance of Series A Convertible Preferred shares on June 30, 2009, the conversion of $2.3 million of unsecured obligations into Series A Convertible Preferred shares, borrowings under the Company’s revolving credit facility and other debt arrangements, as well as agreements reached with certain unsecured creditors of the Company to defer payments of amounts owed, and, in some cases, to reduce the amounts owed by the Company.  The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which the Company operates.  There can be no assurances that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.  In such cases, there can also be no assurances that the Company’s existing funding sources will prove to be sufficient to support the Company’s operations.

Significant Accounting Policies

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates with regards to return reserves, inventory obsolescence and the allowance for bad debts will occur in the near term.

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  For the years ended March 31, 2009, March 31, 2008 and March 31, 2007, the Company had 8,434,815, 6,248,687 and 7,061,454, respectively, securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2009 and March 31, 2008.

Restricted Cash
The Company has secured activity related to its corporate credit card purchase account with a restricted money market account as well as a money set aside for potential bankruptcies as required as part of termination with our factoring relationship. The balances in this account as of March 31, 2009 and March 31, 2008 were $438,331 and $86,676, respectively.

Concentrations of Risk
Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution exceeded the $250,000 federally insured limit as of March 31, 2009.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
The Company maintains a credit insurance policy on many of its trade accounts receivables. For the year ended March 31, 2009, the Company had one customer who represented 10% of the Company’s net product sales.

For the year ended March 31, 2008, the Company had one customer who represented 15% of the net product sales.

For the year ended March 31, 2007, the Company had two customers who represented 15% and 10% of net sales, respectively.

Suppliers:
For the year ended March 31, 2009, the Company purchased inventories and other inventory related items from three suppliers totaling $8,862,484, 3,857,284 and $3,345,734, representing 37%, 16% and 14% of cost of sales, respectively.  For the year ended March 31, 2008, the Company purchased inventories and other inventory-related items from two suppliers totaling $7,931,115 and $4,779,949, representing 35% and 21% of cost of sales, respectively.  For the year ended March 31, 2007, the Company purchased inventory and other inventory related items from two suppliers totaling $2,307,826 and 4,686,403, representing 27% and 56% of cost of sales, respectively. Although the Company believes alternate sources of manufacturing could be obtained, loss of any of these three suppliers could have an adverse impact on operations.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be  subject to political, currency, regulatory, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations.

Account Receivables
 For the year ended March 31, 2009, the Company had five customers who represented 12.6%, 14.7%, 14.8%, 16.7% and 18.0% of outstanding accounts receivables.

 For the year ended March 31, 2008, the Company had one customer who represented 14.0% of outstanding accounts receivables.

Fair Value of Financial Instruments
The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at March 31, 2009 and 2008 due to the relatively short-term nature of these instruments.

On April 1, 2008, the Company adopted the portion of SFAS No. 157, Fair Value Measurements (“SFAS 157”) that was not delayed by FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delays theeffective date of SFAS 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. As a result of the delay, SFAS 157 will be applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS 157 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the SFAS 157 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assetsor liabilities.

Level 3:	Unobservable inputs.

As of March 31, 2009, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

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

Property and equipment consist of the following as of:

	March 31	March 31
	2009	2008
Manufacturing equipment and tooling	$2,124,385	$1,616,946
Computer equipment and software	724,088	476,576
Leasehold improvements	129,118	111,759
Other equipment	465,926	442,169
	3,443,517	2,647,450
Less: accumulated depreciation	(1,675,148)	(816,804)
Property and equipment, net	$1,768,369	$1,830,646

Depreciation expense for the years ended March 31, 2009, March 31, 2008, and March 31, 2007 was $858,145, $494,399 and $220,362, respectively.

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

Intangible assets consist of the following:

	March 31,	March 31,
	2009	2008
Patents	$190,100	$36,257
Trademarks	45,005	37,438
	235,105	73,695
Less: accumulated amortization	(3,515)	(17,432)
Intangible assets, net	$231,590	$56,263

Amortization expense for the years ended March 31, 2009, March 31, 2008 and March 31, 2007, was $61,656, $10,772 and $5,588, respectively.

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

	March 31,	March 31,
	2009	2008
Finished goods	$6,799,996	$3,669,693
Raw materials	1,550,139	1,018,751
	$8,350,135	$4,688,444

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2009, the Company had reserved $335,705 for inventory obsolescence and as of March 31, 2008, the Company determined that no inventory obsolescence reserve was required.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days. Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company also maintains a credit insurance policy which insures against losses from most retailer accounts. The Company's allowance estimate is based on a review of the current status of trade accounts receivable which resulted in an allowance of $1,423,508 and $511,710 at March 31, 2009  and March 31, 2008, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions and for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during  the previous six months. As of March 31, 2009 and March 31, 2008, the balance in this reserve account was $332,059 and $422,530, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with the Statement of Position, “No. SOP 93-7” “Reporting on Advertising Costs”. In accordance with SOP 93-7, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2009 and March 31, 2008, the Company had deferred $346,130 and $503,825, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2009, March 31, 2008 and March 31, 2007 were $5,101,910, $6,955,555 and $2,125,112, respectively.

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

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”).Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognizing the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. The Company adopted SFAS No. 123R on January 1, 2006. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued under SFAS No. 123R. For the years ended March 31, 2009, March 31, 2008 and March 31, 2007, equity compensation in the form of stock options and grants of restricted stock totaled $723,406, $710,899, and $1,077,029, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Years ended March 31,
	2009	2008	2007
General and administrative	$457,592	$225,730	$356,720
Research and development	121,952	300,702	336,482
Sales and marketing	143,862	184,467	383,827
	$723,406	$710,899	$1,077,029

Income Taxes
In September 2006, the issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on April 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date of April 1, 2007, the Company had no unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. It is reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any such change to be material.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. For the years ended March 31, 2009 and March 31, 2008, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $0 and $577,838 of revenue as of March 31, 2009 and March 31, 2008, respectively, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct sales to consumers because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. During the year ending March 31, 2009, the Company discontinued offering the 36-day trial period.  The Company also, as of March 31, 2009 and March 31, 2008, did not record $0 and $175,781, respectively, of product costs associated with the foregoing revenue in as much as the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $46,131 and $69,339 of revenue as of March 31, 2009 and March 31, 2008, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods. Deferred payments for these goods are charged to Customer Deposits. The Company has also deferred, as of March 31, 2009 and March 31, 2008, recognition of $21,336, and $33,937 of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2009 and March 31, 2008, the Company had accrued $431,148 and $226,729 respectively, as its estimate for the foregoing deductions and allowances.  In addition, for the fiscal year ended March 31, 2009, the Company had accrued $2,077,622 for possible returns or price markdowns associated with several large retailer accounts.  These accruals were recorded as a reduction of sales, and an increase in allowance for bad debt, which reduced net trade receivables relating to retailers.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   The manufacturers of the Company’s products provide replacement parts for any defective components free of charge up to 2% of the total units purchased.  Based upon the foregoing, the Company has recorded as of March 31, 2009 and March 31, 2008 a provision for potential future warranty costs of $69,587 and $72,200, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of March 31, 2009 and March 31, 2008, the Company has recorded a reserve for customer returns of $101,743 and $674,120, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in product sales.

Deferred Rent
In July 2006, the Company entered into a facility lease with a term through January 2012, for its corporate offices in Boulder, Colorado.  At March 31, 2009 and March 31, 2008, the Company had recorded deferred rent related to this agreement in the amount of $57,283 and $65,037, respectively, based on the difference between rent expense recorded and the rent payment obligation.

Deferred Debt Issuance Costs
The Company capitalizes debt issuance costs that are directly attributable to realizing the proceeds of the debt issued and it is amortized over the contractual life of the debt.

Registration Rights Penalties
The holders of securities issued in prior Company stock offerings and had registration rights for the common stock and for the common stock underlying the convertible debt and the warrants held by them. Liquidated damages for failure to register and maintain registration for such common stock were payable in common stock of the Company under certain circumstances and were limited to 1% of the amount of the outstanding convertible debt per 30-day period up to a maximum of 24% and 1% of the amount of the investment in the 2006 Offering up to a maximum of 18%. In each case, the amount was payable in shares of the Company’s common stock valued at a rate of $2.00 per share.  The Company elected to recognize the impact of such registration rights penalties as incurred, which commenced after July 23, 2006. The Company completed the registration of the foregoing securities on December 22, 2006 and recognized five months of penalty, resulting in the recording of 332,876 shares of common stock to be issued at a value of $5.00 for a total of $1,664,380.  On December 21, 2006, the FASB Financial Statement Publication (“FSP”) Emerging Issues Task Force (“EITF”) 00-19-2 that addresses the accrual and accounting for registration rights penalties became effective for all fiscal years beginning after December 15, 2006 and immediately for all new arrangements entered into after this date.  The Company adopted this FSP immediately for the year ended March 31, 2007.

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

New Accounting Pronouncements
In May 2009, the FASB issued Statement of SFAS No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, we will adopt this standard in the first quarter of fiscal year 2010. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) the internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately. The adoption of FSP 157-3 did not have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective 60 days following the Securities Exchange and Commission’s September 16, 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective prospectively for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009. The adoption of FAS 142-3 is not expected to have a material impact on the Company’s financial position.

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

In February 2007, the FASB issued SFAS No.159,” The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157.” We adopted SFAS 159 in the fiscal year beginning April 1, 2008. The adoption of this Statement did not have a material effect on our consolidated financial statements.

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

Note 3 – Current and Long-term portion – Long-term debt

During the fiscal year ended March 31, 2009, we relied on a variety of external debt funding sources to meet our liquidity requirements:

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

Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 19, 2009. The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009.  The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty.  In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.  As of March 31, 2009, $1,001,146 was outstanding under the First National Note, including accrued interest.

On May 19, 2009, the Company, Mr. Walker, and FNB entered into a Change in Terms Agreement (the “Change in Terms Agreement”), extending the maturity of the First National Loan until July 19, 2009, and increasing the interest rate from the Wall Street Journal Prime Rate plus .50% floating to the Wall Street Journal Primate Rate plus 2.0% floating, with a floor interest rate of 5.50%.

WLLC Loan Agreement

On May 22, 2008, the Company entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLLC Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”). Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company.  As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly.  If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009.  We granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets granted to FCC and First National Bank (each as described herein).  Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable.  In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.  As of March 31, 2009, loans totaling $1,233,371 were outstanding under the WLLC Loan Agreement, including accrued interest.

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

On May 19, 2009, Mr. Walker, WLLC, and the Company entered into a Loan Extension Agreement (the “Loan Extension Agreement”) effective April 1, 2009, extending the maturity date of the WLLC Loan until June 30, 2009.  The Company paid WLLC $5,000 in consideration for the loan extension.  The current balance of principal due on the WLLC Loan is $1,200,000.  The parties agreed that the Company is not entitled to any further disbursements under the WLLC Loan.  In the event the Company receives any equity financing, all obligations due under the WLLC Loan become immediately due and payable.

On June 30, 2009, principal totaling $1,200,000 outstanding under the WLLC Loan Agreement was converted to 1,200 shares of Series A Convertible Preferred Stock, and the WLLC Loan Agreement was terminated.

Revolving Credit Facility

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital (“FCC”) (the “FCC Loan Agreement”) for a revolving credit facility in the amount of $12,000,000 (the “Revolving Credit Facility”), with an initial termination date of June 23, 2010, subject to automatic one-year renewals in the event advance written notice of non-renewal is not provided by either party.  The actual amount available for borrowing under the Revolving Credit Facility is limited at any given time to the sum of a percentage of eligible inventory and a percentage of eligible accounts receivable, each as defined in the FCC Loan Agreement.  Mr. Walker provided a guarantee against certain contingent liabilities related to the FCC Loan Agreement.  In return for this guarantee, the Company paid Mr. Walker a fee of $7,500.

The Revolving Credit Facility has an initial two-year term, with one-year renewals thereafter.  Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  The purpose of the Revolving Credit Facility is to provide additional working capital.  As collateral for the Revolving Credit Facility, the Company granted to FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  As of March 31, 2009, loans totaling $5,515,685 were outstanding under the Revolving Credit Facility, including accrued interest, and there was an estimated remaining availability of approximately $120,000.  The amount available under the Revolving Credit Facility varies from day-to-day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels.

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

As of December 31, 2008, the Company was not in compliance with three covenants under the revised FCC Loan Agreement.  Effective as of January 31, 2009, FCC and the Company executed a forbearance agreement related to the FCC Loan Agreement (the “Forbearance Agreement”).  Pursuant to the terms of the Forbearance Agreement, FCC agreed to forbear its rights and remedies under the FCC Loan Agreement and related documents with respect to any existing defaults under the FCC Loan Agreement (the “Existing Defaults”) until the earlier of June 30, 2009, or the date of occurrence of a default other than the Existing Defaults.  The Forbearance Agreement also increases the Company’s ability to borrow against inventory and accounts receivable during the term of the Forbearance Agreement (the “Additional Borrowing Capacity”).  In return for FCC providing the forbearance period and the Additional Borrowing Capacity, the Company agreed to pay FCC a $25,000 forbearance fee (in five monthly installments), an amendment fee equal to 1.5% per month on the average utilization of the Additional Borrowing Capacity, and issue to FCC a minimum of 250,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  Simultaneously with the execution of the Forbearance Agreement, Mr. Walker provided a $1 million guarantee against certain liabilities under the FCC Loan Agreement.  As compensation for providing the guarantee, the Company issued to Mr. Walker 50,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.

On June 1, 2009, the Company, FCC, and Jack J. Walker, as guarantor, executed a Second Forbearance Agreement, effective as of April 29, 2009 (the “Second Forbearance Agreement”), in which FCC agreed to forbear from exercising its rights and remedies under the Loan Agreement until June 30, 2009, if no further defaults occur.  The Second Forbearance Agreement also increased the advance rate against inventory until July 1, 2009, and eliminated the Company’s obligation to pay the monthly forbearance and amendment fees and to provide cash flow projections.  In return, AeroGrow agreed to pay FCC a fee of $60,000 no later than June 30, 2009.

In connection with the Second Forbearance Agreement, FCC is permitting AeroGrow to borrow up to $800,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Loan Agreement.  Such additional borrowing must be repaid by June 30, 2009.  FCC is not charging AeroGrow a fee for this additional borrowing capacity.

As of July 1, 2009, FCC, AeroGrow, and Jack J. Walker, as guarantor, executed an amendment to the FCC Loan Agreement (the “Third FCC Amendment”).  The Third FCC Amendment reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the Third FCC Amendment re-set the formulas for determining the borrowing base against which the Company can borrow.  The Third FCC Amendment also changed the definition of Base Rate to the greater of (a) the Prime Rate, or (b) LIBOR plus 3.25%, and increased the interest rate to Base Rate plus 4.0%.  The Third FCC Amendment provides for a $30,000 success fee to be paid by the Company to FCC on April 30, 2010.  In addition, the Third FCC Amendment replaces a minimum borrowing fee with a fee calculated as 0.50% per annum of the daily average unused portion of the Revolving Credit Facility, payable monthly in arrears.  Finally, the Third FCC Amendment increased the annual facility fee to 1.0% of the maximum amount of the Revolving Credit Facility, from 0.75%.

Note 4 – Due to Factor

On February 9, 2007, the Company entered into an agreement with Benefactor Funding Corp. (“Benefactor”) whereby Benefactor agreed to factor the company’s retail accounts receivable invoices.  On April 16, 2008, the Company gave notice to Benefactor of its intent to terminate the facility.  The facility was terminated on June 24, 2008.  As of March 31, 2008, Benefactor had advanced the Company $1,480,150 against invoices totaling $1,915,815.  Fees paid to Benefactor for interest, discounts, and other services for the year end March 31, 2009, March 31, 2008, and March 31, 2007 totaled $0, $503,164 and $39,556, respectively.  The receivables are considered recourse and are presented at gross value in the accompanying balance sheets.

Note 5 - Capital Lease Obligations

The Company has capitalized lease obligations for computer equipment, licensed software, and factory equipment due on various dates through November 2010 of $140,042 as of March 31, 2009. The interest rates range from 12% to 15% per annum. These lease obligations are collateralized by the related assets with a net book value of $179,540 as of March 31, 2009. In addition, recorded in deposits, is a security deposit of $48,180 which will be released upon the Company achieving certain financial requirements. The leases also required $21,465 in prepaid rents.

Maturities of capital lease obligations as of March 31, 2009, are as follows:

Year ended March 31, 2010	$107,239
Year ended March 31, 2011	32,803
Total minimum lease payments	140,042
Less - amount related to interest	(10,669)
Principal portion of future obligations	129,373
Less - current portion	(97,914)
$31,459

The following table summarizes the assets recorded in property and equipment that were acquired under the capital leases as of March 31, 2009:

Class of property
Computer equipment	$58,618
Factory equipment	101,985
Software	150,412
311,015
Accumulated depreciation	(131,475)
Net book value	$179,540

Note 6 – Equity Compensation Plans

In 2003, the Company's Board of Directors approved a Stock Option Plan (the “2003 Plan”) pursuant to which nonqualified stock options are reserved for issuance to eligible employees, consultants and directors of the Company.  The 2003 Plan was administered by the Board of Directors, which had the authority to select the individuals to whom awards were to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award.  The Company has granted nonqualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $0.01 to $5.00 per share.  In August 2005, the 2003 Plan was merged into the 2005 Equity Compensation Plan and it no longer separately exists. However, options issued and outstanding under the 2003 Plan continue to be governed by the original grant agreements but are administered under the 2005 Equity Compensation Plan.

In August 2005, the Company’s Board of Directors approved the 2005 Equity Compensation Plan (the 2005 Plan) pursuant to which both qualified and nonqualified stock options as well as restricted shares of common stock are reserved for issuance to eligible employees, consultants and directors of the Company.  A total of 3,505,000 shares of our common stock may be granted under the 2005 Plan as the original 1,505,000 was increased by 2,000,000 shares at the October 1, 2008 shareholders meeting.

The 2005 Plan is administered by the Company’s compensation committee which has the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award.  The Company has granted qualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $0.01 to $6.00 per share.

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

For the years ended March 31, 2009, March 31, 2008 and March 31, 2007, respectively, the Company granted 1,781,701, 272,911 and 222,131 options to purchase the Company’s common stock at exercise prices ranging from $0.18 to $5.90 per share under the 2005 Plan as follows:

	Years ended March 31,
	2009	2008	2007
Employees	1,641,591	272,911	170,131
Consultants	13,110	-	17,000
Directors	127,000	-	35,000
	1,781,701	272,911	222,131

In November 2007, the Board of Directors of the Company approved a resolution authorizing that an increase of 1.0 million shares in the 2005 Plan be submitted as a matter to be voted on by the shareholders of the Company at the next annual shareholders meeting and that all grants of options in excess of the 1,505,000 shares allowable pursuant to the current 2005 Plan be issued subject to such shareholder approval. On July 23, 2008, the Board of Directors approved a revised resolution that increased the number of shares to be added to the 2005 Plan to 2,000,000.  Included in the options granted for the year ended March 31, 2008 were 221,063 options which exceeded the 1,505,000 shares eligible to be issued under the 2005 Plan.  On October 1, 2008, the shareholders of the Company approved the increase of 2,000,000 shares for the 2005 Plan.

In March 2007, in as much as the Company’s stock had begun trading in the public market but trading history was limited, the Company reviewed the assumptions utilized for the volatility rate, researching companies within the consumer products category with comparable market capitalizations, comparable per share prices and with a minimum of five years of trading history, the length of time the options are exercisable. Accordingly, for the options granted for the period January 1, 2007 through December 31, 2007, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 5%; and average lives of 3 years resulting in a value of $2.28 per option granted based upon a market value of $5.90 per share on the date of grant. The foregoing assumptions were re-evaluated in March 2008 using the same comparison companies and researching additional companies with similar characteristics. Accordingly, for the options granted for the period January 1, 2008 through March 31, 2009, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 61.0%; risk free interest rate of 5%; and average lives of 3 years resulting in values of $.18 to $2.61 per option granted based upon market values on the date of grant.  As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), the net loss for the years ended March 31, 2009, March 31, 2008 and the March 31, 2007, was increased by $676,614, $710,899 and $560,859, respectively.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
				Weighted-
	Options	Low	High	Average
Balances at April 1, 2006	1,117,269	$0.01	$5.00	$4.44
Granted	222,131	$5.00	$5.90	$5.24
Exercised	-	$0.00	$0.00	$0.00
Forfeited	(2,040)	$0.00	$0.00	$5.00
Balances at March 31, 2007	1,337,360	$0.01	$5.00	$4.58
Granted	272,911	$4.74	$5.85	$5.15
Exercised	(36,358)	$0.00	$5.00	$1.66
Forfeited	(19,962)	$2.50	$5.00	$3.63
Balances at March 31,2008	1,553,951	$0.01	$5.90	$4.46
Granted	1,781,701	$0.18	$2.96	$1.07
Exercised	(43,576)	$0.50	$2.95	$0.60
Forfeited	(273,003)	$0.01	$5.90	$2.52
Balances at March 31,2009	3,019,073	$0.01	$5.90	$2.77

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2009 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted			average	Weighted
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	1,082,965	4.90	$0.18		60,297	4.68	$0.17
Over $0.50 to $2.50	319,677	3.93	$2.00		226,492	3.80	$1.98
Over $2.50 to $5.00	503,287	4.05	$3.75		297,678	4.02	$5.00
Over $5.00 to $5.50	1,021,810	1.99	$5.00		1,020,472	1.98	$5.00
Over $5.50	91,334	3.33	$5.89		89,058	3.32	$5.88
	3,019,073	3.62	$2.77	$ 20,834	1,693,997	2.75	$4.26	$ 1,667

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented. For the year ended March 31, 2009, 43,576 options to purchase the Company’s common stock were exercised under the plan resulting in $51,643 in proceeds to the Company.

At March 31, 2009 the Company has granted options for 1,325,076 shares of the Company’s common stock that are unvested that will result in $460,093 of compensation expense over the weighted-average period of  20.3 months.

In addition to option grants, during the years ended March 31, 2009 and March 31, 2008 and March 31, 2007, the Company granted and issued under the 2005 Equity Compensation Plan a total of $0, $0 and $98,194 and $0 shares, respectively, of common stock at $5.00 to $5.90 per share to employees, consultants and directors for services provided.

	Year ended March 31, 2009		Year ended March 31, 2008		Year ended March 31, 2007
	Shares	Amount	Shares	Amount	Shares	Amount
Employees	-	$-	-	$-	28,044	$140,220
Consultants	-	-	-	-	49,150	257,450
Directors	-	-	-	-	21,000	118,500
	-	$-	-	$-	98,194	$516,170

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109).  Under the provisions of SFAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or proceeding years.

Income tax provision consisted of the following:

Income tax provision consisted of the following:
	2009	2008
Current:
Federal	$-	$-
Foreign
State	3,238	-
	3,238	-
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income Tax Provision	$3,238	$-

Reconciliation of effective tax rate:
	2009	2008
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.01%	0.00%
Permanent items	-2.51%	0.00%
Change in Effective Tax Rate	-4.62%	0.00%
Other Adjustments	1.96%	0.00%
Valuation Allowance	-31.88%	-34.00%
Effective income tax rate	-0.03%	0.00%

	2009	2008
Deferred tax assets:
Net Operating Loss	$14,037,255	$10,470,067
R & D Credit carryforwards	622,739	448,892
Intangibles and Fixed Assets	32,486	66,332
Accrued Compensation	256,172	33,589
Allowance for Bad Debt	24,056	197,674
Reserve for Customer Returns	37,835	260,413
Warranty Reserve	25,877	27,891
Other Accrued Liabilities	-	-
Prepaid Expenses	(45,654)	-
SFAS 123R	1,483,389	1,684,483
Charitable Contributions	4,760	1,989
Other	-

Gross deferred tax assets	$16,478,915	$13,191,330

Deferred tax liabilities:
Intangibles and fixed assets	$-	$-
Other	-
Gross deferred tax liabilities	-	-

Net deferred tax assets before valuation allowance	16,478,915	13,191,330

Valuation Allowance	(16,478,915)	(13,191,330)

Deferred Tax Assets (Liabilities), Net	$-	$-

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry-forwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code.  The Company has not prepared an analysis to determine if a change of ownership has occurred.  Such a change of ownership may limit the Company’s utilization of its net operating losses.

At March 31, 2009 and March 31, 2008, respectively, approximately $38.3 million of net operating loss carry-forwards for federal income tax purposes were available to offset future taxable income through the year 2029.  As of March 31, 2009 approximately $546 thousand of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carry-forwards within the applicable carry-forward period.  Accordingly, a valuation allowance has been established against all deferred tax assets including the net operating loss carry-forwards.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry-forwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code.  The Company has not prepared an analysis to determine if a change of ownership has occurred.  Such a change of ownership may limit the Company's utilization of its net operating losses.

At March 31, 2009 and March 31, 2008, respectively, approximately $38.3 million and $28.5 million of net operating loss carry-forwards for federal income tax purposes were available to offset future taxable income through the year 2029.  As of March 31, 2009 approximately $546 thousand of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carry-forwards within the applicable carry-forward period.  Accordingly, a valuation allowance has been established against all deferred tax assets including the net operating loss carry-forwards.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken on income tax returns.  FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

Based on management’s assessment of FIN 48, it was concluded that the adoption of FIN 48, as of April 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustments to the opening balance sheet accounts.  The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of March 31, 2009.  Included in net deferred tax assets is $622k of research credits.  While the company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements pursuant to FIN 48.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from year ended December 31, 2005 through the current period.

Note 8 – Related Party Transactions

The following transactions were entered into with our executive officers, directors and 5% or greater shareholders.

In April 2008, the Company paid Linda Graebner $5,000 in consulting fees prior to her joining the Board of Directors in July.

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

Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note has an initial interest rate of 5.5% and matures on May 19, 2009. The First National Note provides for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009.  The First National Note also provides for a minimum interest charge of $250, but otherwise may be prepaid at any time without penalty.  In the event of a default under the First National Note, the interest rate will be increased by a margin of 4% over the current rate of interest.  As of March 31, 2009, $1,001,146 was outstanding under the First National Note, including accrued interest.

On May 19, 2009, the Company, Mr. Walker, and FNB entered into a Change in Terms Agreement (the “Change in Terms Agreement”), extending the maturity of the First National Loan until July 19, 2009, and increasing the interest rate from the Wall Street Journal Prime Rate plus .50% floating to the Wall Street Journal Primate Rate plus 2.0% floating, with a floor interest rate of 5.50%.

On May 22, 2008, the Company entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLLC Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”). Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company.  As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly.  If not paid sooner, the WLLC Loan, if drawn upon, will be due and payable on April 1, 2009.  We granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets granted to FCC and First National Bank (each as described herein).  Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement become immediately due and payable.  In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.  As of March 31, 2009, loans totaling $1,233,371 were outstanding under the WLLC Loan Agreement, including accrued interest.

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

On May 19, 2009, Mr. Walker, WLLC, and the Company entered into a Loan Extension Agreement (the “Loan Extension Agreement”) effective April 1, 2009, extending the maturity date of the WLLC Loan until June 30, 2009.  The Company paid WLLC $5,000 in consideration for the loan extension.  The current balance of principal due on the WLLC Loan is $1,200,000.  The parties agreed that the Company is not entitled to any further disbursements under the WLLC Loan.  In the event the Company receives any equity financing, all obligations due under the WLLC Loan become immediately due and payable.

On June 30, 2009, principal totaling $1,200,000 outstanding under the WLLC Loan Agreement was converted to 1,200 shares of Series A Convertible Preferred Stock, and the WLLC Loan Agreement was terminated.

As further discussed in Note 3, on June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital (“FCC”) (the “FCC Loan Agreement”) for a revolving credit facility in the amount of $12,000,000 (the “Revolving Credit Facility”).  The actual amount available for borrowing under the Revolving Credit Facility is limited at any given time to the sum of a percentage of eligible inventory and a percentage of eligible accounts receivable, each as defined in the FCC Loan Agreement.  Mr. Walker provided a guarantee against certain contingent liabilities related to the FCC Loan Agreement.  In return for this guarantee, the Company paid Mr. Walker a fee of $7,500.

As of December 31, 2008, the Company was not in compliance with three covenants under the revised FCC Loan Agreement.  Effective as of January 31, 2009, FCC and the Company executed a forbearance agreement related to the FCC Loan Agreement (the “Forbearance Agreement”).  Pursuant to the terms of the Forbearance Agreement, FCC agreed to forbear its rights and remedies under the FCC Loan Agreement and related documents with respect to any existing defaults under the FCC Loan Agreement (the “Existing Defaults”) until the earlier of June 30, 2009, or the date of occurrence of a default other than the Existing Defaults.  The Forbearance Agreement also increases the Company’s ability to borrow against inventory and accounts receivable during the term of the Forbearance Agreement (the “Additional Borrowing Capacity”).  In return for FCC providing the forbearance period and the Additional Borrowing Capacity, the Company agreed to pay FCC a $25,000 forbearance fee (in five monthly installments), an amendment fee equal to 1.5% per month on the average utilization of the Additional Borrowing Capacity, and issue to FCC a minimum of 250,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  Simultaneously with the execution of the Forbearance Agreement, Mr. Walker provided a $1 million guarantee against certain liabilities under the FCC Loan Agreement.  As compensation for providing the guarantee, the Company issued to Mr. Walker 50,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.

On June 1, 2009, the Company, FCC, and Jack J. Walker, as guarantor, executed a Second Forbearance Agreement, effective as of April 29, 2009 (the “Second Forbearance Agreement”), in which FCC agreed to forbear from exercising its rights and remedies under the Loan Agreement until June 30, 2009, if no further defaults occur.  The Second Forbearance Agreement also increased the advance rate against inventory until July 1, 2009, and eliminated the Company’s obligation to pay the monthly forbearance and amendment fees and to provide cash flow projections.  In return, AeroGrow agreed to pay FCC a fee of $60,000 no later than June 30, 2009.

As of July 1, 2009, FCC, AeroGrow, and Jack J. Walker, as guarantor, executed an amendment to the FCC Loan Agreement (the “Third FCC Amendment”).  The Third FCC Amendment reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the Third FCC Amendment re-set the formulas for determining the borrowing base against which the Company can borrow.  The Third FCC Amendment also changed the definition of Base Rate to the greater of (a) the Prime Rate, or (b) LIBOR plus 3.25%, and increased the interest rate to Base Rate plus 4.0%.  The Third FCC Amendment provides for a $30,000 success fee to be paid by the Company to FCC on April 30, 2010.  In addition, the Third FCC Amendment replaces a minimum borrowing fee with a fee calculated as 0.50% per annum of the daily average unused portion of the Revolving Credit Facility, payable monthly in arrears.  Finally, the Third FCC Amendment increased the annual facility fee to 1.0% of the maximum amount of the Revolving Credit Facility, from 0.75%.

During the years ended March 31, 2009, March 31, 2008 and March 31, 2007, the Company paid $0, $24,000 and $44,472, respectively, to a director for legal services.

During the years ended March 31, 2009, March 31, 2008 and March 31, 2007, the Company paid consulting fees totaling $0, $0 and $81,238, respectively, to one of its directors who resigned on April 16, 2007, for services related to the development of an international channel of distribution for the Company’s products and other consulting services.

Also, during the years ended March 31, 2009, March 31, 2008 and March 31, 2007, the Company incurred fees totaling $0, $771,102 and $640,186, respectively, for various video and web projects, including production of the Company’s infomercial to promote its products, to MedEd Architects LLC a video production company owned 33% by the Company’s former Chief Marketing Officer.

During the years ended March 31, 2009, March 31, 2008 and March 31, 2007, the Company paid fees totaling $0, $20,000 and $0, respectively, to one of its directors for services provided to the Board of Directors in connection with the hiring and company integration of a new chief executive officer.

Note 9 – Commitments and Contingencies

We lease a 21,012 square foot office space in, Boulder, Colorado, with a current monthly rent of $18,385. We also pay our proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

 We rent space in Longmont, Colorado, pursuant to a month-to-month rental agreement.  The Longmont facility temporarily houses our nutrient tablet manufacturing operation.  We currently lease approximately 2,400 square feet of space in the Longmont facility at a monthly rental rate of $1,662 plus operating expenses.

We also rent warehouse and manufacturing space in Indianapolis, Indiana.  The Indianapolis facility houses our distribution and fulfillment operations and our seed kit manufacturing operations.  We currently lease approximately 90,400 square feet of space in this facility at a monthly rental rate of $16,950 with no additional operating expenses.  The initial term of the lease expires on February 28, 2011.

Future cash payments under such operating lease for the remaining years of the leases are as follows:

Year Ended	Rent
March 31, 2010	$613,839
March 31, 2011	576,818
March 31, 2012	332,607
$1,523,264

Rent expense for the years ended March 31, 2009, March 31, 2008 and March 31, 2007, was $807,702, $432,338 and $348,454, respectively.

In connection with the Linens ‘N Things (“LNT”) bankruptcy proceedings, a Complaint to Avoid and Recover Preferential Transfers was filed by LNT in the United States Bankruptcy Court for the District of Delaware on April 20, 2009 (the “Complaint”).  The Complaint alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, we are required to return to LNT approximately $623,000 in “preferential” transfers allegedly made to AeroGrow during the 90-day period preceding the filing of the LNT bankruptcy cases. The Complaint also alleges that AeroGrow is required to pay to LNT approximately $44,000 on account of credits allegedly earned but not redeemed by LNT prior to the filing of the LNT bankruptcy cases.  We engaged outside counsel and filed a response to the Complaint on May 8, 2009 disputing that we have any obligation to either return the “preferential” transfers allegedly made, or to pay the credits allegedly earned, to LNT.  As of March 31, 2009, an estimate has been accrued in our balance sheet and consolidated statement of operations in anticipation of the cost of defending, or settling, this matter.  It is reasonably possible that a change in such estimate will occur in the near term.

Note 10 – Stockholders’ Equity

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

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $.001 par value.    As of March 31, 2009, no shares of preferred stock have been issued.

A summary of the Company’s warrant activity for the period from April 1, 2006 through March 31, 2009 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2006	4,515,658	$7.04
Granted	1,283,436	7.57
Exercised	(39,000)	2.98
Expired	(36,000)	3.08
Outstanding, March 31, 2007	5,724,094	7.21
Granted	930,000	7.97
Exercised	(174,750)	5.68
Expired	(784,608)	12.46
Outstanding, March 31, 2008	5,694,736	6.66
Granted	935,991	1.65
Exercised	(1,199,979)	.75
Expired	(15,006)	2.50
Outstanding, March 31, 2009	5,415,742	$5.76	$ -

As of March 31, 2009, the Company had the following outstanding warrants to purchase its common stock
:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life (Yrs)
3,200	$0.66	1.45
325,000	$1.00	4.88
594,991	$2.00	2.59
16,000	$2.07	4.25
450,000	$5.00	1.45
505,796	$6.00	1.94
1,937,299	$6.25	1.91
50,000	$6.96	3.34
746,956	$7.50	2.95
720,000	$8.00	5.43
66,500	$8.25	5.43
5,415,742	$5.76	2.80

Note 11 – Subsequent Events

On April 16, 2009, the Company was notified by The Nasdaq Stock Market (“Nasdaq”) that the Company had not paid certain fees required by Listing Rule 5210(d).  On April 30, 2009, Nasdaq notified the Company that the Nasdaq Hearing Panel had determined to delist the Company.  Accordingly, Nasdaq suspended trading in the Company’s shares at the open of business on Monday, May 4, 2009.  On May 4, 2009, the Company’s shares began trading on the Pink Sheets OTC Market.  On June 8, 2009, the Company’s shares began trading on the OTC Bulletin Board.

On May 19, 2008, the Company and Jack J. Walker, one of the Company’s directors, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank for a loan to the Company in the principal amount of $1,000,000 (the “First National Loan”).  On May 19, 2009, the Company, Mr. Walker, and First National Bank entered into a Change in Terms Agreement, extending the maturity of the First National Loan until July 19, 2009, and increasing the interest rate from the Wall Street Journal Prime Rate plus .50% floating to the Wall Street Journal Primate Rate plus 2.0% floating, with a floor interest rate of 5.50%.

On May 22, 2008, the Company entered into a Loan Agreement and associated Promissory Note with WLoans, LLC, a Colorado limited liability company, as lender, and Jack J. Walker.  The WLLC Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12%.  On May 19, 2009, Mr. Walker, WLoans, LLC, and the Company entered into a Loan Extension Agreement effective April 1, 2009, extending the maturity date of the WLLC Loan until June 30, 2009.  The Company paid WLLC $5,000 in consideration for the loan extension.  The parties agreed also that the Company is not entitled to any further disbursements under the WLLC Loan.  In the event the Company receives any equity financing, all obligations due under the WLLC Loan become immediately due and payable.  On June 30, 2009, principal totaling $1,200,000 outstanding under the WLLC Loan Agreement was converted to 1,200 shares of Series A Convertible Preferred Stock, and the WLLC Loan Agreement was terminated.

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital for a revolving credit facility in the amount of $12,000,000.  On June 1, 2009, the Company, FCC, and Jack J. Walker, as guarantor, executed a Second Forbearance Agreement, effective as of April 29, 2009, in which FCC agreed to forbear from exercising its rights and remedies under the FCC Loan Agreement until June 30, 2009, if no further defaults occur.  The Second Forbearance Agreement also increased the advance rate against inventory until July 1, 2009, and eliminated the Company’s obligation to pay the monthly forbearance and amendment fees and to provide cash flow projections.  In return, AeroGrow agreed to pay FCC a fee of $60,000 no later than June 30, 2009.  In connection with the Second Forbearance Agreement, FCC is permitting AeroGrow to borrow up to $800,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Loan Agreement.  Such additional borrowing must be repaid by June 30, 2009.  FCC is not charging AeroGrow a fee for this additional borrowing capacity.

During June 2009, the Company entered into a series of transactions to raise new capital and to enhance liquidity.

•
Issuance of Series A Convertible Preferred Stock – On June 30, 2009, the Company issued 6,836 shares of Series A Convertible Preferred Stock (the “Series A Shares”) for aggregate consideration totaling $6,250,341.  2,690 Series A Shares were issued in exchange for cash invested into the Company totaling $2,690,000.  2,332 Series A Shares were issued in exchange for the release of existing obligations of the Company totaling $2,332,000.  1,642 Series A Shares were issued in exchange for a combination of $950,000 in cash, 924,703 shares of the Company’s common stock, and 462,352 warrants to purchase shares of the Company’s common stock.  172 Series A Shares were issued in exchange for $172,000 in short term notes receivable having maturities of 90 days or less.

The Series A Shares carry certain rights, preferences and designations, including the right to convert each Series A Share into 5,000 shares of the Company’s common stock.  Each Series A Share has an original issue price of $1,000.  In addition, the Series A Shares were issued with a total of 3,414 warrants (the “Warrants”) to purchase additional Series A Shares at an exercise price of $1,250 per Series A Share.  The exercise period for the Warrants expires five years from the date of issuance.  The holders of the Series A Shares are entitled to receive cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 8% of the original issue price per annum, and are entitled to participate pro rata in any dividends paid on the Company’s common stock on as as-if-converted basis.  In the event of a sale, liquidation, or other winding up of the Company, the holders of the Series A Shares are entitled to receive in preference to the holders of the Company’s common stock a per share amount equal to the greater of (i) 1.5 times the original issue price, plus any accrued but unpaid dividends or (ii) the amount that the holder of a Series A Share would otherwise receive in such event on an as-converted to common stock basis.  The holders of the Series A Shares will vote along with holders of the Company’s common stock on an as-if-converted basis.  Each Series A Share shall have a number of votes equal to the number of shares of the Company’s common stock then issuable upon conversion of such Series A Share.  In addition, the holders of the Series A Shares are entitled to elect three members of the Company’s Board of Directors by an affirmative vote or consent of the holders of at least a majority of the outstanding Series A Shares, voting together as a single class.  The Series A shares also carry certain other rights, including the right to block certain actions of the Company unless such actions are approved by a vote of the holders of the Series A Shares voting together as a single class, anti-dilution provisions, and other rights and preferences commonly associated with preferred shares.

The issuance of the Series A Shares was conducted in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, those under Regulation D promulgated under the Securities Act.  The Series A Shares were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 under the Securities Act.

•
Amendment to Revolving Credit Facility – Effective as of July 1, 2009, FCC, AeroGrow, and Jack J. Walker, as guarantor, executed an amendment to the FCC Loan Agreement (the “Third FCC Amendment”).  The Third FCC Amendment reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the Third FCC Amendment re-set the formulas for determining the borrowing base against which the Company can borrow.  The Third FCC Amendment also changed the definition of Base Rate to the greater of (a) the Prime Rate, or (b) LIBOR plus 3.25%, and increased the interest rate to Base Rate plus 4.0%.  The Third FCC Amendment provides for a $30,000 success fee to be paid by the Company to FCC on April 30, 2010.  In addition, the Third FCC Amendment replaces a minimum borrowing fee with a fee calculated as 0.50% per annum of the daily average unused portion of the Revolving Credit Facility, payable monthly in arrears.  Finally, the Third FCC Amendment increased the annual facility fee to 1.0% of the maximum amount of the Revolving Credit Facility, from 0.75%.

•
Accounts Payable Conversion to Long-term Debt – On June 30, 2009, the Company executed a Promissory Note (the “Promissory Note”) and, along with MainPower Electrical Factory, Ltd. (“MainPower), executed a Letter Agreement (the “Letter Agreement”).  Pursuant to the terms of the Letter Agreement, MainPower agreed to release the Company from $1,388,190.79 of existing accounts payable obligations owed by the Company to MainPower in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow will purchase AeroGarden products from MainPower.  The Promissory Note has a final maturity of June 30, 2011 and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.    Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.

•
Adjustments to the Amounts and Timing of Payment Against Accounts Payable Balances Due – During June 2009, the Company reached agreement with certain suppliers of goods and services (the “Suppliers”) to reduce the amounts of existing accounts payable obligations owed by the Company to the Suppliers.  In aggregate, the accounts payable obligations were reduced by approximately $1 million.  The impact of the reduction in accounts payable obligations will be reflected in the Company’s financial statements for the three months ended June 30, 2009.  In addition, deferred payment schedules were agreed with certain of the Suppliers.

On June 29, 2009, the Board of Directors of the Company approved an amendment to the Company’s Bylaws to opt out of the control shares provisions of the Nevada Revised Statutes.

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.2	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.3	Certificate of Amendment to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.4	Certificate of Change to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.6	Certificate of Amendment to Articles of Incorporation, dated March 2, 2009 (incorporated by reference to Exhibit A to our definitive proxy statement filed January 2, 2009)

3.7*	Certificate of Designations of Series A Convertible Preferred Stock

3.8	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)

3.9*	Amendment to Bylaws of the Registrant

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed March 7, 2006)

4.2	Form of 2005 Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed March 7, 2006)

4.3	Form of 2006 Warrant (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed March 7, 2006)

4.4	Form of 10% Convertible Note (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K, filed March 7, 2006)

4.5	Form of $10.00 Redeemable Warrant (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed March 7, 2006)

4.6	Form of $15.00 Redeemable Warrant (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed March 7, 2006)

4.7	Form of Conversion Warrant (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed March 7, 2006)

4.8	Form of 2005 Placement Agent Warrant (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed March 7, 2006)

4.9	Form of 2006 Placement Agent Warrant (incorporated by reference to Exhibit 4.9 of our Current Report on Form 8-K, filed March 7, 2006)

4.10	Form of $2.50 Warrant (incorporated by reference to Exhibit 4.10 of our Current Report on Form 8-K, filed March 7, 2006)

4.11	Form of $5.00 Warrant (incorporated by reference to Exhibit 4.11 of our Current Report on Form 8-K, filed March 7, 2006)

4.12	Form of Convertible Note Modification Agreement (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

4.13	Form of 2007 March Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed March 16, 2007)

4.14	Form of 2007 March Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed March 16, 2007)

4.15	Form of 2007 March Offering Second Tranche Investor Warrant (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-KSB, filed June 29, 2007)

4.16	Form of 2007 March Offering Second Tranche Agent Warrant (incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-KSB, filed June 29, 2007)

4.17	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.18	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)

4.19*	Form of Series A Preferred Stock Warrant

4.20*	Investor Rights Agreement

10.1
Lease Agreement between the Company and United Professional Management, Inc. dated October 1, 2003, as amended by a Lease Amendment dated October 7, 2003, and a Lease Amendment dated April 71 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed March 7, 2006)

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

10.8
Placement Agent Agreement between Keating Securities, LLC and the Company dated May 27, 2005 with respect to the Convertible Note offering (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed March 7, 2006)

10.9
Placement Agent Agreement between Keating Securities, LLC and the Company dated February 6, 2006 with respect to the 2006 Offering (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K, filed March 7, 2006)

10.10	Business Lease dated December 8, 2004, between the Company and Investors Independent Trust Company (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed March 7, 2006)

10.11	Consulting Arrangement between Randy Seffren and the Company dated October 13, 2004 (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K, filed March 7, 2006)

10.12	Contract between the Company and Innotrac Corporation dated October 7, 2005 (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K, filed March 7, 2006)

10.13	Letter of Agreement dated September 30, 2005, between the Company and Kenneth Dubach (incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K, filed March 7, 2006)

10.14	Consulting Agreement between the Company and Jerry Gutterman dated May 16, 2005 (incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K, filed March 7, 2006)

10.15
Manufacturing Agreement among Mingkeda Industries Co., LTD., Source Plus, Inc. and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K, filed March 7, 2006)

10.16
Form of Subscription Agreement relating to the issuance of our convertible notes and redeemable 2005 warrants (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K, filed March 7, 2006)

10.17
Form of Assignment of Application Agreement between the Company and our executives, employees and consultants (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K, filed March 7, 2006)

10.18	Form of Non-disclosure Agreement between the Company and our executives, employees and consultants (incorporated by reference to Exhibit 10.18 of our Current Report on Form 8-K, filed March 7, 2006)

10.19
Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between AeroGrow and our employees, consultants and other third-party contractors (incorporated by reference to Exhibit 10.19 of our Current Report on Form 8-K, filed March 7, 2006)

10.20	Letter agreement dated July 15, 2005 between the Company and Patrice Tanaka & Company (incorporated by reference to Exhibit 10.20 of our Current Report on Form 8-K, filed March 7, 2006)

10.21	Production Agreement dated October 3, 2005, between AeroGrow and Respond2, Inc. (incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K, filed March 7, 2006)

10.22
Form of Subscription Agreement relating to offering consummated February 24, 2006 for the sale of common stock and warrants* (incorporated by reference to Exhibit 10.22 of our Current Report on Form 8-K, filed March 7, 2006)

10.23	Employment Agreement between the Company and W. Michael Bissonnette (incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K, filed March 7, 2006)

10.24	Employment Agreement between the Company and Mitchell Rubin (incorporated by reference to Exhibit 10.24 of our Current Report on Form 8-K, filed March 7, 2006)

10.25	Employment Agreement between the Company and Jeff Brainard (incorporated by reference to Exhibit 10.25 of our Current Report on Form 8-K/A, filed May 16, 2006)

10.26	Employment Agreement between the Company and Randal Seffren, dated July 24, 2006 (incorporated by reference to Exhibit 10.26 of our Current Report on Form 8-K, filed July 27, 2006)

10.27	Waiver and Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference to Exhibit 10.26 our Current Report on Form 8-K/A-2, filed November 16, 2006)

10.28	Lease Agreement with Pawnee Properties, LLC (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K, filed August 2, 2006)

10.29
Registration Rights Agreement dated as of March 12, 2007, by and between the Company International, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed March 16, 2007)

10.30	Product Supply Agreement between the Company and Global Infomercial Services, Inc., dated May 30, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed June 4, 2007)

10.31
Registration Rights Agreement dated as of March 30, 2007, by and between the Company and the other parties thereto~~.~~ (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-KSB for the year ended March 31, 2007)

10.32
Registration Rights Agreement, dated as of September 4, 2007, by and between the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed September 5, 2007)

10.33	Letter Agreement between the Company and Jervis B. Perkins dated November 12, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed November 11, 2007)

10.34	Employment Agreement between the Company and Jervis B. Perkins, effective March 1, 2008 (incorporated by reference to Exhibit 10.34 of our Annual Report on Form 10-K for the year ended March 31, 2008)

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

10.42
Loan and Security Agreement by and between FCC, LLC, d/b/a First Capital and the Company, dated June 24, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed June 30, 2008)

10.43
Validity Agreement by and between Jervis B. Perkins, the Company and First Capital, dated June 24, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed June 30, 2008)

10.44
Validity Agreement, by and between H. MacGregor Clarke, the Company and First Capital, dated June 24, 2008 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed June 30, 2008)

10.45
Agreement between Benefactor Funding Corp, the Company and FCC, LLC, d/b/a First Capital, dated June 24, 2008 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed June 30, 2008)

10.46
Irrevocable Standby Letter of Credit in favor of Benefactor Funding Corp. in the amount of $343,092.34, dated June 25, 2008 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed June 30, 2008)

10.47
Irrevocable Standby Letter of Credit in favor of Benefactor Funding Corp. in the amount of $38,193.66, dated June 25, 2008 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed June 30, 2008)

10.48
First Amendment to Loan and Security Agreement between the Company and FCC, LLC d/b/a/ First Capital, dated July 31, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed August 6, 2008)

10.49
Employment Agreement between the Company and H. MacGregor Clarke, dated as of May 23, 2008 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, for the period ended September 30, 2008)

10.50
Second Amendment to Loan and Security Agreement between the Company and FCC, LLC d/b/a/ First Capital, dated October 24, 2008 (incorporated by referenced to Exhibit 10.1 of our Current Report on Form 8-K, filed October 30, 2008)

10.51
Temporary Amendment to Loan and Security Agreement between the Company and FCC, LLC d/b/a/ First Capital, dated October 27, 2008 (incorporated by referenced to Exhibit 10.2 of our Current Report on Form 8-K, filed October 30, 2008)

10.52
Forbearance Agreement among the Company, FCC, LLC d/b/a/ First Capital, and Jack J. Walker, effective January 31, 2009 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, for the period ended December 31, 2008)

10.53
Temporary Amendment to Loan and Security Agreement between the Company and FCC, LLC d/b/a/ First Capital, effective as of January 1, 2009 (incorporated by referenced to Exhibit 10.1 of our Current Report on Form 8-K, filed January 21, 2009)

10.54*	Liquidity Performance Award Plan

10.55*	Change in Terms Agreement among the Company, First National Bank, and Jack J. Walker, dated May 19, 2009

10.56*	Loan Extension Agreement among the Company, WLoans, LLC, and Jack J. Walker, effective June 30, 2009

10.57*	Second Forbearance Agreement among the Company, FCC, LLC d/b/a First Capital, and Jack J. Walker, effective as of April 29, 2009

10.58*	Waiver and Third Amendment to Loan and Security Agreement among the Company, FCC, LLC d/b/a First Capital, and Jack J. Walker, effective as of July 1, 2009

23.1*
Consent of Independent Registered Public Accounting Firm to incorporate its report dated June 29, 2009, with respect to the balance sheet of AeroGrow International Inc. as of March 31, 2009, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the year ended March 31, 2009.

23.2*
Consent of Independent Registered Public Accounting Firm to incorporate its report dated June 10, 2008, with respect to the balance sheet of AeroGrow International Inc. as of March 31, 2008, and the related statements of operations, shareholders’ equity and cash flows for each of the years ended March 31, 2008 and 2007.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith