Form 10-Q
period 2009-06-30
AeroGrow International, Inc.
filed 2009-08-19
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of July 31, 2009:  12,422,249

AeroGrow International, Inc.
TAB LE OF CONTENTS
FORM 10-Q REPORT
June 30, 2009

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2009	2009
ASSETS
Current assets
Cash	$3,009,887	$332,698
Restricted cash	438,396	438,331
Accounts receivable, net of allowance for doubtful accounts of $831,885 and $1,423,508 at June 30, 2009 and March 31, 2009, respectively	870,720	2,278,052
Notes Receivable	139,000	--
Notes Receivable, related party	612,000	--
Other receivable	215,326	332,059
Inventory	7,417,337	8,350,135
Prepaid expenses and other	309,750	565,454
Total current assets	13,012,416	12,296,729
Property and equipment, net of accumulated depreciation of $1,893,981 and $1,675,148 at June 30, 2009 and March 31, 2009, respectively	1,549,651	1,768,369
Other assets
Intangible assets, net of $4,250 and $3,515 of accumulated amortization at June 30, 2009 and March 31, 2009, respectively	233,063	231,590
Deposit	110,776	110,776
Deferred debt issuance costs, net of accumulated amortization of $290,989 and $243,937 at June 30, 2009 and March 31, 2009, respectively	154,674	201,726
Total other assets	498,513	554,092
Total Assets	$15,060,580	$14,609,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current portion - long term debt	$6,228,484	$1,099,060
Accounts payable	4,364,077	8,338,559
Accrued expenses	1,917,727	2,318,670
Customer deposits	31,179	246,728
Deferred rent	53,155	57,283
Total current liabilities	12,594,622	12,060,300
Long term debt	1,406,878	5,547,144
Long term debt-related party	-	1,233,371
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 6,836 and -0- shares issued and outstanding at June 30, 2009 and March 31, 2009	7	--
Common stock, $.001 par value, 75,000,000 shares authorized, 12,422,249 and 13,342,877 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	12,422	13,343
Additional paid-in capital	52,049,981	45,696,630
Accumulated (deficit)	(51,003,330)	(49,941,598)
Total Stockholders' Equity (Deficit)	1,059,080	(4,231,625)
Total Liabilities and Stockholders' Equity (Deficit)	$15,060,580	$14,609,190

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2009	2008
Revenue
Product sales	$2,979,693	$6,720,081

Operating expenses
Cost of revenue	1,869,805	3,686,823
Research and development	344,198	725,415
Sales and marketing	1,159,796	3,449,883
General and administrative	1,276,260	1,518,712
Total operating expenses	4,650,059	9,380,833

Loss from operations	(1,670,366)	(2,660,752)

Other (income) expense, net
Interest (income)	(80)	(1,050)
Interest expense	198,998	157,647
Other (income)	(807,552)	--
Total other (income) expense, net	(608,634)	156,597

Net loss	$(1,061,732)	$(2,817,349)

Net loss per share, basic and diluted	$(0.08)	$(0.23)

Weighted average number of common
shares outstanding, basic and diluted	13,039,373	12,100,387

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss)	$(1,061,732)	$(2,817,349)
Adjustments to reconcile net (loss) to cash (used) by operations:
Issuance of common stock and options under equity compensation plans	208,417	15,011
Depreciation and amortization expense	219,568	191,573
Allowance for bad debt	(591,623)	(3,711)
Amortization of debt issuance costs	47,052	22,135
Gain on forgiveness of accounts payable	(807,310)	--
Change in assets and liabilities:
(Increase) decrease in accounts receivable	1,998,955	(3,539)
Decrease in other receivable	116,733	99,079
(Increase) decrease in inventory	932,798	(263,203)
Decrease in other current assets	255,704	9,741

Increase (decrease) in accounts payable	(735,981)	1,252,478
(Decrease) in accrued expenses	(311,943)	(306,777)
Increase in accrued interest	1,750	--
(Decrease) in accrued interest-related party	(33,371)	--
Increase (decrease) in customer deposits	(215,549)	12,657
(Decrease) in deferred rent	(4,128)	(29,710)
Net cash (used) by operating activities	19,340	(1,821,615)
Cash flows from investing activities:
(Increase) in restricted cash	(65)	(386,599)
Purchases of equipment	(116)	(176,068)
Patent expenses	(2,208)	(82,177)
Net cash (used) by investing activities	(2,389)	(644,844)
Cash flows from financing activities:
Decrease in amount due to factor	--	(1,480,150)
Proceeds from long term debt borrowings	2,901,222	2,720,279
Repayments of long term debt borrowings	(3,266,864)	--
Proceeds from exercise and issuance of warrants	--	25,000
Proceeds from the exercise of stock options	20	17,086
Proceeds from the issuance of preferred stock	3,061,000	--
Principal payments on capital leases	(35,140)	(30,567)
Net cash provided by financing activities	2,660,238	1,251,648
Net increase (decrease) in cash	2,677,189	(1,214,811)
Cash, beginning of period	332,698	1,559,792
Cash, end of period	$3,009,887	$344,981

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$170,602	$426,681
Income taxes paid	$--	$--
Proceeds from capital lease	$--	$311,015
Modification of related party debt to equity	$1,200,000	$--
Modification of accounts payable to equity	$1,043,000	$--
Increase of notes receivable for equity	$139,000	$--
Increase of notes receivable, related party for equity	$612,000	$--
Modification of accrued expenses to equity	$89,000	$--
Modification of accounts payable to long term debt	$1,388,191	$--

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

Interim Financial Information
The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the SEC.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2009, the results of operations for the three months ended June 30, 2009 and 2008, and the cash flows for the three months ended June 30, 2009 and 2008. The results of operations for the three months ended June 30, 2009, are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2009, is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the three months ended June 30, 2009 of $1,061,732.  Sources of funding to  meet prospective cash requirements include cash flow from operations, $3.8 million in cash proceeds from the issuance of Series A Convertible Preferred shares on June 30, 2009, the conversion of $2.3 million of unsecured obligations into Series A Convertible Preferred shares, borrowings under the Company’s revolving credit facility and other debt arrangements, as well as agreements reached with certain unsecured creditors of the Company to defer payments of amounts owed, and, in some cases, to reduce the amounts owed by the Company.  In addition, the Company is currently seeking to raise additional funds to support the cash requirements of its operating plan.  In the event additional funds are not raised in sufficient amount or on a timely basis, there can be no assurance that the Company can execute its operating plan or meet all of its cash requirements over the next twelve months.  The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the impact of cost reduction programs, access to sufficient funding, and the state of the general economic environment in which the Company operates.  There can be no assurances that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.

Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates with regards to return reserves, inventory obsolescence, and the allowance for bad debts will occur in the near term.

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98.  SFAS No. 128 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Concentrations of Risk
SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution exceeded the $250,000 federally insured limit as of June 30, 2009.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, accounts receivable, debt, and accounts payable. The carrying values of all financial instruments approximate their fair value.

Customers:
The Company maintains a credit insurance policy on many of its trade accounts receivables. For the three months ended June 30, 2009, the Company had two customers who represented 9.3% and 7.2% of the Company’s net product sales.  For the three months ended June 30, 2008, the Company had two customers who represented 6.0% and 5.8% of the Company’s net product sales.

Suppliers:
For the three months ended June 30, 2009, the Company purchased inventories and other inventory-related items from three suppliers totaling $330,089, $170,438, and $158,529, representing 17.7%, 9.1%, and 8.5% of cost of sales, respectively.  For the three months ended June 30, 2008, the Company purchased inventories and other inventory-related items from three suppliers totaling $996,481, $686,428, and $267,154, representing 27.0%, 18.6%, and 7.2% of cost of sales.   Although the Company believes alternate sources of manufacturing could be obtained, loss of any of these suppliers could have an adverse impact on operations

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Fair Value of Financial Instruments
The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at June 30, 2009 and March 31, 2009 due to the relatively short-term nature of these instruments.  On April 1, 2008, the Company adopted the portion of SFAS No. 157, Fair Value Measurements, that was not delayed by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 157-2.  FSP No. FAS 157-2 delayed the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. As a result of the delay, SFAS No. 157 was applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS No. 157 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the SFAS 157 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.
Level 3:	Unobservable inputs.

As of June 30, 2009 and March 31, 2009, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company also maintains a credit insurance policy which insures against losses from most retailer accounts. The Company's allowance estimate is based on a review of the current status of trade accounts receivable which resulted in an allowance of $831,885 and $1,423,508 at June 30, 2009 and March 31, 2009, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions and for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2009 and March 31, 2009, the balance in this reserve account was $215,326 and $332,059, respectively.

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs where the Company is the manufacturer are raw materials, labor, and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing  A majority of the Company’s products are manufactured overseas and are recorded at cost.

	June 30,	March 31,
	2009	2009
Finished goods	$6,003,604	$6,799,996
Raw materials	1,413,733	1,550,139
	$7,417,337	$8,350,135

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2009 and March 31, 2009, the Company had reserved $385,705 and $335,705, respectively, for inventory obsolescence.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $105,933 of revenue as of June 30, 2008, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct-to-consumer sales, because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. The Company also, as of June 30, 2008, did not record $32,556 of product costs associated with the foregoing revenue because the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.  During the year ended March 31, 2009, the Company discontinued offering the 36-day trial period and the Company therefore did not exclude any revenue or product costs from its statement of operations as of June 30, 2009.

Additionally, the Company did not record $31,179 and $56,924 of revenue as of June 30, 2009 and June 30, 2008, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods. Deferred payments for these goods are charged to Customer Deposits. The Company also deferred, as of June 30, 2009 and June 30, 2008, recognition of $12,282 and $24,491, respectively, of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At June 30, 2009 and June 30, 2008, the Company had accrued $383,210 and $358,096 respectively, as its estimate for the foregoing deductions and allowances.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with the Statement of Position (“SOP”) No. 93-7, Reporting on Advertising Costs.  SOP 93-7 requires companies to report direct response advertising costs as assets and amortize them over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of June 30, 2009 and June 30, 2008, the Company had deferred $1,794 and $27,066, respectively, related to such media costs. Advertising expenses for the three months ended June 30, 2009 and June 30, 2008 were $452,582 and $1,485,884, respectively.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of June 30, 2009 and March 31, 2009 a provision for potential future warranty costs of $63,361 and $69,587, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided an allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of June 30, 2009 and March 31, 2009, the Company has recorded a reserve for customer returns of $71,328 and $101,743, respectively.

New Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009, and as such, we adopted this standard in the first quarter of our fiscal year ending March 31, 2010. The adoption of SFAS 165 did not have a material effect on our financial position, results of operations or cash flows.  We have performed an evaluation of subsequent events through August 19, 2009, which is the date the financial statements were issued.

In April 2009, the FASB issued Staff Position “FSP” No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial consolidated information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP did not have a material impact on our financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active, which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP No. FAS 157-3 clarifies how (1) the internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. FAS 157-3 was effective immediately. The adoption of FSP No. FAS 157-3 did not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60 (SFAS 163).  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 163 did not have a material impact on our consolidated financial position.

In June 2009, the FASB issued SFAS No. 169, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 169).  On the effective date of SFAS No. 169, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP.  Following SFAS 169, the FASB will not issue new standards in the form of Statements, FSPs or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates to update the Codification.  SFAS 169 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We anticipate the adoption of the SFAS 169 will not have a material impact to the on our consolidated financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133(SFAS 161).  SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments, and related hedged items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on our consolidated financial position disclosures.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141R), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after January 1, 2009 and is to be applied prospectively. The adoption of SFAS 141R did not have a material impact on our consolidated financial position.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after January 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157 (SFAS 159).  The Company adopted SFAS No. 159 beginning April 1, 2008. The adoption of SFAS 159 did not have a material effect on our consolidated financial position.

3.	Short Term Notes Receivable

As of June 30, 2009 the Company has notes receivable and notes receivable, related parties of $139,000 and $612,000, respectively.  As of June 30, 2009 the Company had received signed agreements as well as checks for $440,000 from related parties and $139,000 from investors which were deposited subsequent to June 30, 2009 for the purchase of Series A Preferred Stock.  An additional $172,000 in notes receivables, related parties is associated with non-interest bearing notes, due by September 30, 2009 for the purchase of series A Preferred Stock.

4.	Capital Lease Obligations

As of June 30, 2009 the Company has capitalized lease obligations for computer equipment, licensed software, and factory equipment due on various dates through November 2010 of $94,232. The interest rates range from 12% to 15% per annum. These lease obligations are collateralized by the related assets with a net book value of $157,022 as of June 30, 2009. In addition, recorded in deposits, is a security deposit of $48,180 which will be released upon the Company achieving certain financial requirements. The leases also required $21,465 in prepaid rents.

5.	Long Term Debt and Current Portion – Long Term Debt

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

Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note provided for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009.  On May 19, 2009, the Company, Mr. Walker, and FNB entered into a Change in Terms Agreement (the “First Change in Terms Agreement”), extending the maturity of the First National Loan until July 19, 2009, and increasing the interest rate from the Wall Street Journal Prime Rate plus .50% floating to the Wall Street Journal Prime Rate plus 2.0% floating, with a floor interest rate of 5.50%.  As of June 30, 2009, $1,006,939 was outstanding under the First National Note, including accrued interest.

On July 19, 2009, the First National Loan matured.  On August 14, 2009, the Company, Mr. Walker, and FNB agreed on the terms and conditions of an extension of the maturity of the First National Loan to November 30, 2009 (the “Maturity Extension”), with effect from July 19, 2009.  The Maturity Extension would increase the interest rate to a fixed rate of 7% per annum, and provide for principal payments of $100,000 at closing of the Maturity Extension and then principal payments of $50,000, $50,000, and $100,000 on August 31, 2009, September 30, 2009, and October 31, 2009, respectively.  The terms and conditions of the Maturity Extension are subject to the consent of FCC, LLC d/b/a First Capital (“FCC”), the Company’s senior lender, in accordance with the Subordination and Intercreditor Agreement by and among FNB, FCC, and the Company (the “Subordination Agreement”).  FCC is reviewing these terms but, as of August 19, 2009, has not provided its consent.  In the event FCC does not provide its consent, the Company will be prohibited from making payments against the First National Loan unless and until such time as FCC provides its consent or such time as the Company’s liquidity position exceeds certain thresholds defined in the Subordination Agreement.

WLLC Loan Agreement

On May 22, 2008, the Company entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLLC Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”). Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company.  As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly.  If not paid sooner, the WLLC Loan, if drawn upon, was due and payable on April 1, 2009.  The Company granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets granted to FCC and First National Bank (each as described herein).  Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement became immediately due and payable.  In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.

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

The Revolving Credit Facility has an initial two-year term, with one-year renewals thereafter, unless prior written notice is provided by either party.  Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  The purpose of the Revolving Credit Facility is to provide additional working capital.  As collateral for the Revolving Credit Facility, the Company granted to FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  As of June 30, 2009, loans totaling $5,146,000 were outstanding under the Revolving Credit Facility, including accrued interest, and there was an estimated remaining availability of approximately $35,000.  The amount available under the Revolving Credit Facility varies from day to day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels.  As of July 31, 2009, there was an estimated remaining availability of approximately $869,000.

As of June 30, 2008, the Company was not in compliance with two covenants under the FCC Loan Agreement.  As of July 31, 2008, FCC and AeroGrow executed an amendment to the FCC Loan Agreement (the “First FCC Amendment”).  The First FCC Amendment re-set the covenant levels for June 30, 2008 and future periods, thus waving the non-compliance as of June 30, 2008, under the old covenants, temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the interest rate from Base Rate (as such term is defined in the agreement) plus 2% to the current rate of Base Rate plus 3.5%.  After the First FCC Amendment, the Company was in compliance with the revised covenants as of June 30, 2008.

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

On June 1, 2009, the Company, FCC, and Jack J. Walker, as guarantor, executed a Second Forbearance Agreement, effective as of April 29, 2009 (the “Second Forbearance Agreement”), in which FCC agreed to forbear from exercising its rights and remedies under the Loan Agreement until June 30, 2009, if no further defaults occur.  The Second Forbearance Agreement also increased the advance rate against inventory until July 1, 2009, and eliminated the Company’s obligation to pay the monthly forbearance and amendment fees and to provide cash flow projections.  In return, AeroGrow agreed to pay FCC a fee of $60,000 no later than June 30, 2009.  In connection with the Second Forbearance Agreement, FCC permitted AeroGrow to borrow up to $800,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Loan Agreement, with such additional borrowing to be repaid by June 30, 2009.  FCC did not charge AeroGrow a fee for the additional borrowing capacity.

As of July 1, 2009, FCC, AeroGrow, and Jack J. Walker, as guarantor, executed an amendment to the FCC Loan Agreement (the “Third FCC Amendment”).  The Third FCC Amendment reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the Third FCC Amendment re-set the formulas for determining the borrowing base against which the Company can borrow.  The Third FCC Amendment also changed the definition of Base Rate to the greater of (a) the Prime Rate, or (b) LIBOR plus 3.25%, and increased the interest rate to Base Rate plus 4.0%.  The Third FCC Amendment provides for a $30,000 success fee to be paid by the Company to FCC on April 30, 2010.  In addition, the Third FCC Amendment replaces a minimum borrowing fee with a fee calculated as 0.50% per annum of the daily average unused portion of the Revolving Credit Facility, payable monthly in arrears.  Finally, the Third FCC Amendment increased the annual facility fee to 1.0% of the maximum amount of the Revolving Credit Facility, from 0.75%.  The Company paid Mr. Walker a $25,000 fee as compensation for providing the guarantee associated with the Third FCC Amendment.  The amendments have not changed the original due date of June 23, 2010, with one year renewals, thereafter, unless prior written notice is provided by either party.

Mainpower Promissory Note

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

6.	Equity Compensation Plans

For the three months ended June 30, 2009, the Company granted zero options to purchase the Company’s common stock.  For the three months ended June 30, 2008, the Company granted 30,000 options to purchase the Company’s common stock at an exercise price of $2.60 per share and 237,423 options to purchase the Company’s common stock at an exercise price of $2.96 per share under the 2005 Equity Compensation plan (“2005 Plan”).

During the three months ended June 30, 2009, there were 53,813 options to purchase common stock forfeited and 4,075 shares issued upon exercise of outstanding stock options under the Company’s equity compensation plans.  During the three months ended June 30, 2008, there were 6,067 options to purchase common stock forfeited and 13,670 shares issued upon exercise of outstanding stock options under the Company’s equity compensation plans.  As of June 30, 2009, the Company had granted options for 1,084,424 shares of the Company’s common stock that are unvested that will result in $306,218 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of June 30, 2009 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	1,074,163	4.66	$0.18		185,688	4.66	$0.18
Over $0.50 to $2.50	289,058	3.81	$2.00		252,139	3.78	$2.00
Over $2.50 to $5.00	484,820	3.80	$3.78		328,222	3.77	$3.84
Over $5.00 to $5.50	1,021,810	1.74	$5.00		1,021,810	1.74	$5.00
Over $5.50	91,334	3.08	$5.89		88,902	3.07	$5.89
	2,961,185	3.38	$2.77	$ -	1,876,761	2.72	$3.96	$ -

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented (June 30, 2009). For the three months ended June 30, 2009, 4,075 options to purchase the Company’s common stock were exercised under the plan resulting in $20 in proceeds to the Company.

7.	Income Taxes

In September 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on April 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date of April 1, 2007, the Company had no unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. It is possible that the Company’s unrecognized tax benefit may change; however, the Company does not expect any such change to be material.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2009 and March 31, 2009, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

8.	Related Party Transactions

As further described in Note 3 and 5.

9.	Stockholders’ Equity

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

The issuance of the Series A Shares was conducted in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, those under Regulation D promulgated under the Securities Act.  The Series A Shares were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 under the Securities Act.  The investors purchasing the Series A Shares included AeroGrow directors, executive management, institutional investors, trade partners of the Company, and high net worth individuals.  Proceeds from the issuance of the Series A Shares will be used for general corporate purposes including but not limited to the payment of fixed expenses, refinancing existing debt arrangements, and payments to vendors of goods and services.

A summary of the Company’s common stock warrant activity for the period from April 1, 2009, through June 30, 2009, is presented below:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding, March 31, 2009	5,415,742	$5.76
Granted	--	$--
Exercised	--	$--
Expired/Forfeited	462,352	$2.00
Outstanding, June 30, 2009	4,953,390	$6.11

As of June 30, 2009, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life
3,200	$0.66	1.21
325,000	$1.00	4.63
132,639	$2.00	2.07
16,000	$2.07	4.00
450,000	$5.00	1.21
505,796	$6.00	1.71
1,937,299	$6.25	1.66
50,000	$6.96	3.09
746,956	$7.50	2.70
720,000	$8.00	5.18
66,500	$8.25	5.18
4,953,390	$6.11	2.57

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2009, through June 30, 2009, is presented below:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding, March 31, 2009	--	$--
Granted	3,414	$1,250
Exercised	--	$--
Expired	--	$--
Outstanding, June 30, 2009	3,414	$1,250

The warrants were granted on June 30, 2009 which expire five years from issuance.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2009 and June 30, 2008. The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2009 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance, and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the period ended March 31, 2009, and filed on July 6, 2009 with the Securities and Exchange Commission (the “SEC”). Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in the Company’s other filings with the SEC.

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

Our Critical Accounting Policies

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs where the Company is the manufacturer are raw materials, labor, and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing.  A majority of the Company’s products are manufactured overseas and are recorded at cost.

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2009 and March 31, 2009, the Company had reserved $385,705 and $335,705 for inventory obsolescence, respectively.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company also maintains a credit insurance policy which insures against losses from most retailer accounts. The Company's allowance estimate is based on a review of the current status of trade accounts receivable which resulted in an allowance of $831,885 and $1,423,508 at June 30, 2009 and March 31, 2009, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions and for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2009 and March 31, 2009, the balance in this reserve account was $215,326 and $332,059, respectively.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $105,933 of revenue as of June 30, 2008, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct-to-consumer sales, because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. The Company also, as of June 30, 2008, did not record $32,556 of product costs associated with the foregoing revenue because the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.  During the year ended March 31, 2009, the Company discontinued offering the 36-day trial period and the Company therefore did not exclude any revenue or product costs from its statement of operations as of June 30, 2009.

Additionally, the Company did not record $31,179 and $56,924 of revenue as of June 30, 2009 and June 30, 2008, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods. Deferred payments for these goods are charged to Customer Deposits. The Company also deferred, as of June 30, 2009 and June 30, 2008, recognition of $12,282 and $24,491, respectively, of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At June 30, 2009 and June 30, 2008, the Company had accrued $383,210 and $358,096 respectively, as its estimate for the foregoing deductions and allowances.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with the Statement of Position (“SOP”) No. 93-7, Reporting on Advertising Costs.  SOP 93-7 requires companies to report direct response advertising costs as assets and amortize them over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of June 30, 2009 and June 30, 2008, the Company had deferred $1,794 and $27,066, respectively, related to such media costs. Advertising expenses for the three months ended June 30, 2009 and June 30, 2008 were $452,582 and $1,485,884, respectively.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of June 30, 2009 and June 30, 2008 a provision for potential future warranty costs of $63,361and $65,969, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided an allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of June 30, 2009 and June 30, 2008, the Company has recorded a reserve for customer returns of $71,328 and $291,382, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in sales.

Equity Compensation Plans
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. Subsequently, the SEC provided for a phased-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognition of the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006, and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R.

Results of Operations

Summary Overview
For the three months ended June 30, 2009, our sales totaled $2,979,693, a 55.7% decrease from the same period in the prior year.  The decline in sales reflected lower sales in each of our channels of distribution, principally because of the decline in economic activity associated with the global recession, which adversely affected the levels of consumer spending and retailer procurement relative to the prior year period.  In addition, because of the general economic conditions and a low anticipated return on investment, we elected to reduce our spending on advertising and promotions in our direct-to-consumer business, causing a further reduction in these sales, but ultimately contributing to a reduced operating loss.  Sales of AeroGardens declined 68.2% year-over-year; however, sales of seed kits and accessories, which represent recurring revenue related to cumulative sales of AeroGardens, declined by only 19.7%.  As a result, sales of seed kits and accessories increased to 46.8% of total revenue from 25.8% in the year earlier period.

The gross margin for the three months ended June 30, 2009 was 37.3% as compared to 45.1% for the year earlier period.  The decline reflected changes in channel, customer, and product mix, as well as the impact of fixed facility costs in our Indianapolis, Indiana manufacturing and distribution facility that was opened in July 2008, on a lower revenue base in the current year period.  Operating expenses other than cost of revenue were reduced $2,913,756, or 51.2%, from the prior year reflecting cost savings initiatives, staffing reductions, and reduced spending on advertising and promotion.

The loss from operations totaled $1,670,366 for the three months ended June 30, 2009, which was $990,386 lower than the prior year loss from operations of $2,660,752 in the same period.  The reduced loss reflected the decrease in operating expenses other than cost of revenue, which more than offset the combined impact of lower sales and gross margin relative to a year earlier.

Other income totaled $608,634 as compared to other expense of $156,597 in the prior year, principally reflecting the impact of approximately $807,310 in gains that were recognized during the three months ended June 30, 2009 to reflect discounts negotiated on certain accounts payable balances, partially offset by higher interest expense resulting from a higher average level of debt outstanding.

The net loss for the three months ended June 30, 2009 was $1,061,732 as compared to a $2,817,349 net loss in the same period a year earlier.

Three Months Ended June 30, 2009 and June 30, 2008
The following table sets forth, as a percentage of sales, our financial results for the three months ended June 30, 2009 and the three months ended June 30, 2008:

	Three Months Ended June 30,
	2009	2008
Revenue
Product sales - retail, net	29.1%	39.3%
Product sales - direct to consumer, net	67.5%	49.7%
Product sales – international	3.4%	11.0%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	62.8%	54.9%
Research and development	11.6%	10.8%
Sales and marketing	38.9%	51.3%
General and administrative	42.8%	22.6%
Total operating expenses	156.1%	139.6%
Other (Income) Expense, Net	-20.5%	2.3%
Net Loss	-35.6%	-41.9%

For the three months ended June 30, 2009 revenue totaled $2,979,693, a year-over-year decrease of 55.7% or $3,740,388 from the three months ended June 30, 2008.

	Three Months Ended June 30,
Product Revenue	2009	2008
Retail, net	$868,263	$2,642,575
Direct to consumer, net	2,010,243	3,339,410
International	101,187	738,096
Total	$2,979,693	$6,720,081

Sales to retailer customers for the three months ended June 30, 2009 declined 67.1% from the same period a year earlier.  The decline reflected a number of factors, most notably the overall decline in economic activity in the United States, particularly the impact of lower levels of consumer spending, which also caused retailers to tightly manage the amount of inventory purchased from vendors.   In addition, a number of our retailer customers carry our products on a seasonal basis and were transitioning out of the product during the quarter, and, as a result, were not placing new stocking orders.

Direct to consumer sales for the three months ended June 30, 2009 also declined from prior year, by 39.8%, or $1,329,167.  The decline principally reflected a reduction in the amount of media spending during the quarter for both catalogue mailings and infomercials.  During the three months ended June 30, 2009, we mailed approximately 414,000 catalogues as compared to approximately 1,443,000 catalogues in the year earlier period.  Spending on infomercials was similarly reduced, by approximately $480,000 from the same period in 2008.  In both cases the decline in spending reflected management’s determination to more precisely target marketing spending because of the reduced level of consumer spending in the economy generally, cash constraints experienced during the three months ended June 30, 2009, and because of analysis demonstrating that returns to media spending in the April to June time period has historically resulted in an inadequate return on investment.

International sales for the three months ended June 30, 2009 were down $636,909 from the same period in 2008.  The decline principally reflected a comparison to the impact of stocking orders shipped in the year earlier period.  In addition, because of the decline in consumer spending worldwide, inventory levels at our international distributors remained sufficient to meet local demand for our products, limiting re-orders from these customers in the 2009 period.

Our products consist of AeroGardens and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2009 and June 30, 2008 is as follows:

	Three Months Ended June 30,
	2009	2008
Product Revenue
AeroGardens	$1,584,308	$4,983,416
Seed kits and accessories	1,395,385	1,736,665
Total	$2,979,693	$6,720,081
% of Total Revenue
AeroGardens	53.2%	74.2%
Seed kits and accessories	46.8%	25.8%
Total	100.0%	100.0%

Sales of all our products were adversely impacted by the year-over-year decline in revenue from all customer channels.  AeroGarden sales declined 68.2% from the year earlier period, while sales of seed kits and accessories declined a more modest 19.7%.  The lower decline in sales of seed kits and accessories reflects the impact of the cumulative number of AeroGardens sold to-date (approximately 814,024 through June 30, 2009, as compared to approximately 496,000 through June 30, 2008) each of which generates a recurring revenue opportunity as users purchase replacements for the consumable seed kits and bulbs.  For the three months ended June 30, 2009, sales of seed kits and accessories represented 46.8% of total revenue, up from 25.8% in the prior year period.

Cost of revenue for the three months ended June 30, 2009 totaled $1,869,805, a decrease of 49.3% from the three months ended June 30, 2008.  Cost of revenue include product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  As a percent of total revenue, these costs represented 62.8% of revenue as compared to 54.9% for the quarter ended June 30, 2008.  The increase in costs as a percent of revenue reflects changes in channel, customer, and product mix, as well as the impact of fixed facility costs on a lower revenue base.  These latter costs principally reflect the impact of our Indianapolis, Indiana manufacturing and distribution center which was opened in July 2008.  The dollar amount of cost of revenue decreased primarily because of the decline in revenue discussed above.

Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product as opposed to retail and international sales, where we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing costs.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within their territory, hence they are lower than margins from domestic retail sales.  The gross margin for the quarter ended June 30, 2009 was 37.3% as compared to 45.1% for the quarter ended June 30, 2008.

Sales and marketing costs for the three months ended June 30, 2009 totaled $1,159,796, as compared to $3,449,883 for the three months ended June 30, 2008, a decrease of 66.4% or $2,290,087.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consist of the following:

	Three Months Ended June 30,
	2009	2008
Advertising	$452,582	$1,485,884
Personnel	613,108	1,117,969
Sales commissions	50,573	141,881
Trade Shows	(6,590)	113,219
Other	50,123	590,930
	$1,159,796	$3,449,883

Advertising is principally made up of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, for all our channels of distribution, in addition to generating direct-to-consumer sales.  Advertising expense totaled $452,582 for the quarter ended June 30, 2009, a decrease of 69.5%, or $1,033,302.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2009, personnel costs for sales and marketing were $613,108 down from $1,117,969 for the three months ended June 30, 2008, a decrease of 45.2%.  The decrease principally reflects staff reductions implemented in December 2008 and in April 2009.

Sales commissions, ranging from 2.5% to 7% of net cash collections from our retailer customers, are paid to sales representative organizations that assist us in developing and maintaining our relationships with retailers.  The year-over-year decline in sales commissions primarily reflects the decline in sales to retailers during the quarter ended June 30, 2009, as discussed above.

General and administrative costs for the three months ended June 30, 2009 totaled $1,276,260 as compared to $1,518,712 for the three months ended June 30, 2008, a decrease of 16.0%, or $242,452.  The decrease reflected a $103,689 reduction in cash employee compensation expense, reflecting lower staffing levels, and lower levels of office and facility expense, travel-related expense, telecom and postage expense, and bad debt allowances.  In addition, the prior year period included $200,000 in severance expense against no severance in the current year period. Partially offsetting these decreases was a $229,256 increase in non-cash compensation related to employee stock options granted in prior periods.  The increase in non-cash compensation expense was due to delayed recognition of expense for a substantial number of options granted before June 30, 2008.  The expense was not recognized at the time of the grant because the options had not yet been approved by our shareholders.  Finally, general and administrative costs for the three months ended June 30, 2009 included expenses related to our Series A Preferred Stock issuance that closed on June 30, 2009.  As a result, total legal, accounting, and governance costs for the three months ended June 30, 2009 were $194,817 higher than the year earlier period.

Research and development costs for the quarter ended June 30, 2009 totaled $344,198, a decrease of 52.6%, or $381,217, from the quarter ended June 30, 2008.  The lower cost reflected lower headcount costs related to staffing reductions, and a comparison to the prior year period that included design and development costs related to new products that were introduced in the prior fiscal year period, or that will be introduced in upcoming periods.

Our loss from operations for the three months ended June 30, 2009 was $1,670,366, as compared to $2,660,752 for the three months ended June 30, 2008, a decreased loss of $990,386.

Other income and expense for the quarter ended June 30, 2009 totaled to a net income of $608,634, as compared to net expense of $156,597 in the prior year period.  The year-over-year change reflected the offsetting impacts of a $41,351 increase in interest expense principally caused by a higher average level of debt outstanding, and approximately $807,310 in gains recorded as a result of negotiated reductions in accounts payable amounts owed to certain vendors.

The net loss for the three months ended June 30, 2009 totaled $1,061,732 as compared to a net loss of $2,817,349 for the three months ended June 30, 2008.  The lower loss principally reflects the combined effects of the reduction in the loss from operations and the gains recorded on the negotiated reductions in accounts payable.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items, including depreciation, amortization, bad debt allowances and issuances of common stock and options, the net cash loss for the three months ended June 30, 2009 totaled $1,178,318 as compared to a $2,592,341 net cash loss in the prior year.

Changes in current assets contributed cash of $3,304,190 during the three months ended June 30, 2009, principally from the collection of accounts receivable and reductions in inventory.  We source the majority of our inventory from Chinese manufacturers and therefore face production and delivery lead times that average 60 to 90 days.  In order to be prepared to meet anticipated fall and holiday demand for our products, we contracted to purchase inventory in the quarter ended September 30, 2008.  As consumer demand declined in response to the global credit crisis in October and November, we reduced our orders for product from China to the extent possible, but because of the long procurement lead times we face, were unable to effectively manage inventory levels to the new lower demand expectations.  As a result, inventory on hand as of June 30, 2009 totaled $7,417,337, representing approximately 157 days of sales activity, and 558 days of sales activity, at the average daily rate of product cost expensed during the 12 months and three months ended June 30, 2009, respectively.  Net accounts receivable totaled $870,720 as of June 30, 2009, representing approximately 28 days of net retail sales activity, and 168 days of net retail sales activity, at the average daily rate of sales experienced during the 12 months and three months ended June 30, 2009, respectively.

Current operating liabilities decreased $1,299,222 during the three months ended June 30, 2009.  The reduction included the impact of approximately $3,721,000 in accounts payable and accrued liabilities that were converted to either Series A Preferred shares or into long-term debt.  Accounts payable as of June 30, 2009 totaled $4,364,077, representing approximately 38 days of daily expense activity, and 84 days of daily expense activity, at the average daily rate of expenses experienced during the 12 months and three months ended June 30, 2009, respectively.

Financing activity, including the impact of the issuance of Series A Preferred shares and the conversions of various short-term obligations to Series A Preferred shares and long term debt, provided cash of $2,660,238 during the quarter ended June 30, 2009, as compared to $1,251,648 in the prior year.  The current year period amount does not include the reclassification impact of the conversions noted above.

As of June 30, 2009, we had a cash balance of $3,448,283, including $438,396 in cash that is restricted as collateral for letters of credit and other corporate obligations.  This compares to $771,029 as of March 31, 2009, of which $438,331 was restricted as to use.

We rely upon a variety of funding sources to meet our liquidity requirements:

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

Pursuant to the Business Loan Agreement, the Company and Mr. Walker provided First National Bank with a promissory note for a principal amount of up to $1,000,000 (the “First National Note”).  The First National Note provided for monthly payments of interest only, with the balance of principal and all accrued but unpaid interest due and payable on May 19, 2009.  On May 19, 2009, the Company, Mr. Walker, and FNB entered into a Change in Terms Agreement (the “First Change in Terms Agreement”), extending the maturity of the First National Loan until July 19, 2009, and increasing the interest rate from the Wall Street Journal Prime Rate plus .50% floating to the Wall Street Journal Prime Rate plus 2.0% floating, with a floor interest rate of 5.50%.  As of June 30, 2009, $1,006,939 was outstanding under the First National Note, including accrued interest.

On July 19, 2009, the First National Loan matured.  On August 14, 2009, the Company, Mr. Walker, and FNB agreed on the terms and conditions of an extension of the maturity of the First National Loan to November 30, 2009 (the “Maturity Extension”), with effect from July 19, 2009.  The Maturity Extension would increase the interest rate to a fixed rate of 7% per annum, and provide for principal payments of $100,000 at closing of the Maturity Extension and then principal payments of $50,000, $50,000, and $100,000 on August 31, 2009, September 30, 2009, and October 31, 2009, respectively.  The terms and conditions of the Maturity Extension are subject to the consent of FCC, LLC d/b/a First Capital (“FCC”), the Company’s senior lender, in accordance with the Subordination and Intercreditor Agreement by and among FNB, FCC, and the Company (the “Subordination Agreement”).  FCC is reviewing these terms but, as of August 19, 2009, has not provided its consent.  In the event FCC does not provide its consent, the Company will be prohibited from making payments against the First National Loan unless and until such time as FCC provides its consent or such time as the Company’s liquidity position exceeds certain thresholds defined in the Subordination Agreement.

WLLC Loan Agreement

On May 22, 2008, the Company entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLLC Loan Agreement provides for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”). Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by other officers and directors of the Company.  As a condition of the WLLC Loan, the Company paid WLLC a non-refundable commitment fee of $37,500. Further, in consideration of WLLC holding available funds equal to the principal amount not yet disbursed, the Company must pay a non-refundable fee of 1% of the retained funds as a holding fee, payable quarterly.  If not paid sooner, the WLLC Loan, if drawn upon, was due and payable on April 1, 2009.  The Company granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets granted to FCC and First National Bank (each as described herein).  Further, in the event we receive any equity financing, all obligations due under the WLLC Loan Agreement became immediately due and payable.  In the event of any default under the WLLC Loan Agreement, WLLC may, at its option, declare all amounts owed immediately due and payable, foreclose on the security interest granted, and increase the annual rate of interest to 18%.

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

The Revolving Credit Facility had an initial two-year term, with one-year renewals thereafter.  Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  The purpose of the Revolving Credit Facility is to provide additional working capital.  As collateral for the Revolving Credit Facility, the Company granted to FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  As of June 30, 2009, loans totaling $5,146,000 were outstanding under the Revolving Credit Facility, including accrued interest, and there was an estimated remaining availability of approximately $35,000.  The amount available under the Revolving Credit Facility varies from day-to-day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels.  As of July 31, 2009, there was an estimated remaining availability of approximately $869,000.

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

On June 1, 2009, the Company, FCC, and Jack J. Walker, as guarantor, executed a Second Forbearance Agreement, effective as of April 29, 2009 (the “Second Forbearance Agreement”), in which FCC agreed to forbear from exercising its rights and remedies under the Loan Agreement until June 30, 2009, if no further defaults occur.  The Second Forbearance Agreement also increased the advance rate against inventory until July 1, 2009, and eliminated the Company’s obligation to pay the monthly forbearance and amendment fees and to provide cash flow projections.  In return, AeroGrow agreed to pay FCC a fee of $60,000 no later than June 30, 2009.  In connection with the Second Forbearance Agreement, FCC permitted AeroGrow to borrow up to $800,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Loan Agreement, with such additional borrowing to be repaid by June 30, 2009.  FCC did not charge AeroGrow a fee for the additional borrowing capacity.

As of July 1, 2009, FCC, AeroGrow, and Jack J. Walker, as guarantor, executed an amendment to the FCC Loan Agreement (the “Third FCC Amendment”).  The Third FCC Amendment reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the Third FCC Amendment re-set the formulas for determining the borrowing base against which the Company can borrow.  The Third FCC Amendment also changed the definition of Base Rate to the greater of (a) the Prime Rate, or (b) LIBOR plus 3.25%, and increased the interest rate to Base Rate plus 4.0%.  The Third FCC Amendment provides for a $30,000 success fee to be paid by the Company to FCC on April 30, 2010.  In addition, the Third FCC Amendment replaces a minimum borrowing fee with a fee calculated as 0.50% per annum of the daily average unused portion of the Revolving Credit Facility, payable monthly in arrears.  Finally, the Third FCC Amendment increased the annual facility fee to 1.0% of the maximum amount of the Revolving Credit Facility, from 0.75%.  The Company paid Mr. Walker a $25,000 fee as compensation for providing the guarantee associated with the Third FCC Amendment.

Mainpower Promissory Note

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

Series A Convertible Preferred Stock

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

The Series A Shares carry certain rights, preferences, and designations, including the right to convert each Series A Share into 5,000 shares of the Company’s common stock.  Each Series A Share has an original issue price of $1,000.  In addition, the Series A Shares were issued with a total of 3,414 warrants (the “Warrants”) to purchase additional Series A Shares at an exercise price of $1,250 per Series A Share.  The exercise period for the Warrants expires five years from the date of issuance.  The holders of the Series A Shares are entitled to receive cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 8% of the original issue price per annum, and are entitled to participate pro rata in any dividends paid on the Company’s common stock on as as-if-converted basis.  In the event of a sale, liquidation, or other winding up of the Company, the holders of the Series A Shares are entitled to receive in preference to the holders of the Company’s common stock a per share amount equal to the greater of (i) 1.5 times the original issue price, plus any accrued but unpaid dividends or (ii) the amount that the holder of a Series A Share would otherwise receive in such event on an as-converted to common stock basis.  The holders of the Series A Shares will vote along with holders of the Company’s common stock on an as-if-converted basis.  Each Series A Share shall have a number of votes equal to the number of shares of the Company’s common stock then issuable upon conversion of such Series A Share.  In addition, the holders of the Series A Shares are entitled to elect three members of the Company’s Board of Directors by an affirmative vote or consent of the holders of at least a majority of the outstanding Series A Shares, voting together as a single class.  The Series A shares also carry certain other rights, including the right to block certain actions of the Company unless such actions are approved by a vote of the holders of the Series A Shares voting together as a single class, anti-dilution provisions, and other rights and preferences commonly associated with preferred shares.

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

Cash Requirements

Over the course of the next 12 months, we will require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans, and
•	fund research and development efforts.

We expect to fund these, and any other cash requirements, with cash provided by operations, our Revolving Credit Facility, and other debt facilities, as well as with existing cash.  We will also utilize funding provided by the issuances of Series A Convertible Preferred Stock.  Our near-term cash requirements have been reduced by the conversion of certain accounts payable totaling $1 million into Series A Convertible Preferred Stock, the conversion of $1.4 million of accounts payable to long-term debt, and concessions we have agreed with certain unsecured creditors to reduce the balances owed and/or defer the timing of required payments.  Based on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which we operate, our business plan projects that we are likely to require additional funding in order to meet our cash requirements for the next 12 months.  We are currently seeking to raise the additional funding; however, there can be no assurance that we will be able to raise sufficient funds, or on a timely basis, to meet all our cash requirements.

We cannot predict with certainty the cash and other ongoing operational requirements for our proposed plans as market conditions, competitive pressures, regulatory requirements, and customer requirements can change rapidly.  If we are unable to generate cash from operations at currently estimated levels, or if our access to new borrowings under our debt agreements is constrained, or if we cannot raise the additional funds we deem to be necessary, our ability to execute our operational plans could be adversely impacted.  In such an event, we will take such actions as we can to address any liquidity shortfall, including but not limited to spending reductions and cash management actions; however, there can be no assurance that such actions will be sufficient to allow us to fully execute our operating plan, or meet our cash requirements over the next 12 months.

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

Assessment of Future Liquidity and Results of Operations

Liquidity.  To assess our ability to fund ongoing operating requirements over the next 12 months, we developed assumptions regarding our business plan, projected operating cash flow, anticipated capital expenditures, and availability under our various existing credit facilities.  Critical sources of funding, and key assumptions include:

•	our cash of $3,448,283 (including $438,396 of restricted cash) as of June 30, 2009,
•	$2.3 million of existing obligations of the Company that were converted to Series A Convertible Preferred Stock on June 30, 2009,
•	$1.4 million of existing obligations of the Company that were converted to a two-year, interest-bearing note,
•	$1 million in concessions we negotiated with certain of our unsecured creditors, as well as deferred payment schedules we agreed with a number of these, and other, unsecured creditors,
•
the continued availability of funding from the Revolving Credit Facility and our other existing credit facilities to supplement our internally-generated cash flow.  As of August 17, 2009, we had approximately $625,000 in unrestricted cash on hand and remaining availability under the Revolving Credit Facility.  The amount available under the Revolving Credit Facility varies from day to day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels,

•	continued support of, and extensions of credit by, our suppliers,
•	our anticipated sales to retail customers, international distributors, and consumers,
•	the anticipated level of spending to support our planned initiatives, and
•	our expectations regarding cash flow from operations.

Our cash requirements over the next 90 days include inventory purchases and our fixed costs of doing business, such as payroll, rent, insurance, utilities, and the like.  In addition, we intend to produce and mail marketing materials, including catalogues, to consumers, and we have agreements with certain vendors to make payments against deferred payment arrangements.  We expect to fund the majority of these cash requirements with cash on hand, and by utilizing borrowing capacity under the Revolving Credit Facility.  The anticipated availability of borrowing capacity under the Revolving Credit Facility is an estimate based on assumptions regarding the amount of, and timing of, sales to retailers and consumers, and the amount of finished goods inventory in our warehouses.  In addition, the anticipated availability of borrowing capacity under the Revolving Credit Facility incorporates certain assumptions and estimates regarding the degree to which the lender will determine, in its sole discretion, that accounts receivable and inventory on hand are eligible to support borrowings.  Variances to any of these assumptions and estimates can materially impact the amount of borrowing capacity that may be available to us at any given time, and there can be no assurance that these estimates will prove to be accurate.  The availability of borrowings under the Revolving Credit Facility is also subject to covenants and limitations that require us to maintain compliance with specified operating and financial covenants.  As of July 1, 2009, we executed an amendment to the Revolving Credit Facility that reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  There can be no assurance that we will maintain compliance with the revised covenants, especially if our borrowings increase or our operating results do not meet current expectations.

In addition, we estimate that we require additional funding to ensure we can meet our cash requirements during this time period.  We are currently seeking to raise the additional funding; however, there can be no assurance that we will be able to raise sufficient funds, or on a timely basis, to meet all our cash requirements.

Subsequent to the next 90 days, we anticipate that the natural seasonality of our business will result in an increase in sales activity, and therefore sufficient borrowing capacity and cash flow will be generated to meet all current cash requirements, and to fund any remaining cash requirements related to a prior liquidity shortfall, if any.

In addition to the cash requirements over the next 90 days noted above, we are also subject to uncertainty regarding the status of the First National Loan as described in Note 5. Long Term Debt and Current Portion – Long Term Debt, and in the Liquidity and Capital Resources section above.  The First National Loan matured on July 19, 2009 and we have agreed with FNB the terms and conditions of an extension of the maturity until November 30, 2009, with an aggregate of $300,000 in principal reductions scheduled between the closing of the extension and November 30, 2009.  However, the agreed terms and conditions require the consent of our senior lender, FCC.  In the event such consent is not granted by FCC, we cannot make any payments against the First National Loan until such time as FCC provides its consent or such time as the Company’s liquidity position exceeds certain thresholds, which is unlikely to occur over the next 90 days.  We cannot predict with certainty whether or when FCC will grant its consent.  We also cannot predict with certainty the actions that FNB, FCC, or our other creditors may take if the status of the First National Loan cannot be resolved to the satisfaction of all parties.  The impact of such a situation on our liquidity position cannot be ascertained with certainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and short-term investments, the value of those investments. Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income. The interest payable to our lenders is determined in part based on variable interest rates and, therefore, is affected by changes in market interest rates. Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon. Total liabilities outstanding at June 30, 2009 under our credit facilities and capital leases were approximately $6.2 million. Based on amounts borrowed as of June 30, 2009, we would have a resulting decline in future annual earnings and cash flows of approximately $62,000 for every one percentage point increase in our lending rates.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

During the three months ended June 30, 2009, there have not been any material changes in risk factors previously disclosed.

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

The issuance of the Series A Shares was conducted in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, those under Regulation D promulgated under the Securities Act.  The Series A Shares were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 under the Securities Act.  The investors purchasing the Series A Shares included AeroGrow directors, executive management, institutional investors, trade partners of the Company, and high net worth individuals.  Proceeds from the issuance of the Series A Shares will be used for general corporate purposes including but not limited to the payment of fixed expenses, refinancing existing debt arrangements, and payments to vendors of goods and services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended June 30, 2009, there were no matters brought to a vote of the security holders.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.3	Certificate of Amendment to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.4	Certificate of Change to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.6	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.7	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Item 15 of Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009)
3.8	Amendment to Bylaws of the Registrant (incorporated by reference to Item 15 of our Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009)
4.1	Form of Series A Preferred Stock Warrant (incorporated by reference to Item 15 of our Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009)
4.2	Investor Rights Agreement (incorporated by reference to Item 15 of our Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009)
10.1
Change in Terms Agreement among the Company, First National Bank, and  Jack J. Walker, dated May 19, 2009 (incorporated by reference to Item 15 of our Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009)

10.2
Loan Extension Agreement among the Company, WLoans, LLC, and Jack J. Walker, effective April 1, 2009 (incorporated by reference to Item 15 of our Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009)

10.3
Second Forbearance Agreement among the Company, FCC, LLC d/b/a First Capital, and Jack J. Walker, effective as of April 29, 2009 (incorporated by reference to Item 15 of our Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009)

10.4
Waiver and Third Amendment to Loan and Security Agreement among the Company, FCC, LCC d/b/a First Capital, and Jack J. Walker, effective as of July 1, 2009 (incorporated by reference to Item 15 of our Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009)

10.5*	Promissory Note made by the Company in favor of Main Power Electrical Factory Ltd dated June 30, 2009
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: August 19, 2009	/s/Jervis B. Perkins
By: Jervis B. Perkins
Its: Chief Executive Officer (Principal Executive Officer) and Director

Date: August 19, 2009	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: August 19, 2009	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)