Form 10-Q
period 2009-09-30
AeroGrow International, Inc.
filed 2009-11-19
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of October 31, 2009:  12,398,249

AeroGrow International, Inc.
TAB LE OF CONTENTS
FORM 10-Q REPORT
September 30, 2009

i

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2009	2009
ASSETS
Current assets
Cash	$46,891	$332,698
Restricted cash	438,441	438,331
Accounts receivable, net of allowance for doubtful accounts of $636,161 and $1,423,508 at September 30, 2009 and March 31, 2009, respectively	2,444,181	2,278,052
Other receivable	39,461	332,059
Inventory	7,753,816	8,350,135
Prepaid expenses and other	506,356	565,454
Total current assets	11,229,146	12,296,729
Property and equipment, net of accumulated depreciation of $2,109,660 and $1,675,148 at September 30, 2009 and March 31, 2009, respectively	1,336,464	1,768,369
Other assets
Intangible assets, net of $4,990 and $3,515 of accumulated amortization at September 30, 2009 and March 31, 2009, respectively	257,145	231,590
Deposits	190,776	110,776
Deferred debt issuance costs, net of accumulated amortization of $345,173 and $243,937 at September 30, 2009 and March 31, 2009, respectively	162,990	201,726
Total other assets	610,911	544,092
Total Assets	$13,176,521	$14,609,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current portion - long term debt	$5,996,083	$1,099,060
Accounts payable	4,452,184	8,338,559
Accrued expenses	1,474,916	2,318,670
Customer deposits	459,869	246,728
Deferred rent	49,028	57,283
Total current liabilities	12,432,080	12,060,300
Long term debt, net of current portion	1,405,113	5,547,144
Long term debt-related party	-	1,233,371
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 6,836 and -0- shares issued and outstanding at September 30, 2009 and March 31, 2009 respectively	7	--
Common stock, $.001 par value, 75,000,000 shares authorized, 12,422,249 and 13,342,877 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	12,422	13,343
Additional paid-in capital	52,095,483	45,696,630
Accumulated (deficit)	(52,768,584)	(49,941,598)
Total Stockholders' Equity (Deficit)	(660,672)	(4,231,625)
Total Liabilities and Stockholders' Equity (Deficit)	$13,176,521	$14,609,190

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Six Months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Product sales	$3,285,949	$13,854,930	$6,265,642	$20,575,011

Operating expenses
Cost of revenue	2,270,556	8,026,325	4,140,361	11,713,148
Research and development	173,354	416,778	742,552	1,142,193
Sales and marketing	1,248,102	2,875,729	2,407,898	6,325,612
General and administrative	1,353,782	1,902,113	2,405,042	3,420,825
Total operating expenses	5,045,794	13,220,945	9,695,853	22,601,778

Profit (loss) from operations	(1,759,845)	633,985	(3,430,211)	(2,026,767)

Other (income) expense, net
Interest (income)	(61)	(454)	(141)	(1,504)
Interest expense	185,756	216,069	384,754	373,716
Other (income)	(180,286)	-	(987,838)	-
Total other (income) expense, net	5,409	215,615	(603,225)	372,212

Net income (loss)	$(1,765,254)	$418,370	$(2,826,986)	$(2,398,979)

Net income (loss) per share, basic	$(0.14)	$0.03	$(0.22)	$(0.20)

Net income (loss) per share, diluted	$(0.14)	$0.03	$(0.22)	$(0.20)

Weighted average number of common shares outstanding used to calculated basic net income per share	12,422,249	12,121,858	12,729,125	12,108,177

Effect of dilutive securities:
Equity based compensation	-	254,698	-	-
Weighted average number of common shares outstanding used to calculated diluted net income per share	12,422,249	12,376,556	12,729,125	12,108,177

See accompanying notes to the condensed financial statements.

AEROG ROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss)	$(2,826,986)	$(2,398,979)
Adjustments to reconcile net (loss) to cash (used) by operations:
Issuance of common stock and options under equity compensation plans	338,919	17,317
Issuance of warrants related to debt	15,000	--
Depreciation and amortization expense	435,987	431,563
Allowance for bad debt	(787,347)	94,276
Amortization of debt issuance costs	101,236	85,070
Gain on forgiveness of accounts payable	(807,310)	--
Change in assets and liabilities:
(Increase) decrease in accounts receivable	621,218	(9,908,600)
Decrease in other receivable	292,598	220,913
(Increase) decrease in inventory	596,319	(5,704,257)
(Increase) decrease in other current assets	59,098	(312,461)
(Increase) in deposits	(80,000)	-
Increase (decrease) in accounts payable	(650,025)	7,722,452
Increase (decrease) in accrued expenses	(843,754)	972,894
Increase in accrued interest	19,589	--
(Decrease) in accrued interest-related party	(30,652)	--
Increase (decrease) in customer deposits	213,141	(43,039)
(Decrease) in deferred rent	(8,255)	(20,512)
Net cash (used) by operating activities	(3,341,224)	(8,843,363)
Cash flows from investing activities:
(Increase) in restricted cash	(110)	(344,737)
Purchases of equipment	(2,607)	(584,082)
Patent expenses	(27,030)	(171,797)
Net cash (used) by investing activities	(29,747)	(1,100,616)
Cash flows from financing activities:
(Increase) in prepaid debt issuance costs	(62,500)	(373,528)
(Decrease) in amount due to factor	--	(1,480,150)
Proceeds from long term debt borrowings	5,623,317	10,664,200
Proceeds from long term debt borrowings-related party	225,000	--
Repayments of long term debt borrowings	(6,435,093)	--
Proceeds from exercise and issuance of warrants	--	25,000
Proceeds from the exercise of stock options	20	25,343
Proceeds from the issuance of preferred stock	3,801,000	--
Principal payments on capital leases	(66,580)	(62,217)
Net cash provided by financing activities	3,085,164	8,798,648
Net increase (decrease) in cash	(285,807)	(1,145,331)
Cash, beginning of period	332,698	1,559,792
Cash, end of period	$46,891	$414,461

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$293,765	$426,681
Income taxes paid	$--	$--
Proceeds from capital lease	$--	$311,015
Conversion of related party debt to equity	$1,200,000	$--
Conversion of accounts payable to equity	$1,043,000	$--
Increase of notes receivable for equity	$139,000	$--
Increase of notes receivable, related party for equity	$762,000	$--
Decrease of notes receivable, related party for equity as debt payment	$50,000	$--
Modification of accrued expenses to equity	$89,000	$--
Modification of accounts payable to long term debt	$1,386,040	$--

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2009, the results of operations for the three and six months ended September 30, 2009 and 2008, and the cash flows for the six months ended September 30, 2009 and 2008. The results of operations for the three and six months ended September 30, 2009, are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2009, is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the six months ended September 30, 2009 of $2,826,986.  Sources of funding to meet prospective cash requirements include cash flows from operations, $599,979 in cash proceeds from the issuance of Series A Convertible Preferred shares in October 2009, and borrowings under the Company’s revolving credit facility and other debt arrangements.  In addition, the Company is currently seeking to raise additional funds to support the cash requirements of its short term and long term operating plans.  In the event additional funds are not raised in sufficient amounts or on a timely basis, there can be no assurance that the Company can execute its operating plan or meet all of its cash requirements over the next 12 months.  The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the impact of cost reduction programs, access to sufficient funding, and the state of the general economic environment in which the Company operates.  There can be no assurances that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.

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

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with ASC 260 (prior authoritative literature:  Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98).  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Reclassifications
Certain prior amounts have been reclassified to conform to current year presentation.

Concentrations of Risk
ASC 825-10-50-20 (prior authoritative guidance:  SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.

Financial instruments consist of cash and cash equivalents, accounts receivable, debt, and accounts payable. The carrying values of all financial instruments approximate their fair value.

Customers:
The Company maintains a credit insurance policy on many of its trade accounts receivables. For the three months ended September 30, 2009, the Company had two customers who represented 26.2% and 12.3% of the Company’s net product sales.  For the three months ended September 30, 2008, the Company had three customers who represented 17.5% and 11.4% and 10.3% of the Company’s net product sales.  For the six months ended September 30, 2009, the Company had two customers who represented 13.3% and 10.8% of net product sales.  For the six months ended September 30, 2008, the Company had one customer who represented 13.7% of net product sales.

Suppliers:
For the three months ended September 30, 2009, the Company purchased inventories and other inventory-related items from three suppliers totaling $1,037,865, $303,764, and $196,457, representing 45.7%, 13.4%, and 8.7% of cost of sales.  For the three months ended September 30, 2008, the Company purchased inventories and other inventory-related items from three suppliers totaling $5,068,874, $2,119,490, and $2,052,164, representing 27.0%, 18.6%, and 7.2% of cost of sales.  For the six months ended September 30, 2009, the Company purchased inventories and other inventory-related items from three suppliers totaling $1,058,191, $526,545, and $330,641, representing 25.6%, 12.7%, and 8.0% of cost of sales.  For the six months ended September 30, 2008, the Company purchased inventories and other inventory related items from three suppliers totaling $6,065,355, $2,738,592 and $2,386,644 representing 51.8%, 23.4%, and 20.4% of cost of sales.  Although the Company believes alternate sources of manufacturing could be obtained, loss of any of these suppliers could have an adverse impact on operations.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Fair Value of Financial Instruments
The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at September 30, 2009 and March 31, 2009 due to the relatively short-term nature of these instruments.  In February 2008, the FASB issued ASC 820-10-55 (Prior authoritative literature: FSP 157-2/Statement 157, Fair Value Measurements).  ASC 820-10-55 delayed the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On April 1, 2008 the Company adopted the portion of ASC 820-10-55 that was not delayed as it applies to non-financial assets and liabilities.  As a result of the delay, ASC 820-10-55 was applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. ASC 820-10-55 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).  ASC 820-10-55 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the ASC 820-10-55 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets. or liabilities.
Level 3:	Unobservable inputs.

 As of September 30, 2009 and March 31, 2009, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers.  Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts.  The Company uses the allowance method to account for uncollectible accounts receivable.  The Company also maintains a credit insurance policy which insures against losses from most retailer accounts.  The Company's allowance estimate is based on a review of the current status of trade accounts receivable which resulted in an allowance of $636,161 and $1,423,508 at September 30, 2009 and March 31, 2009, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions and for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor.  This reserve is equal to 5% of the credit card sales processed during the previous six months.  As of September 30, 2009 and March 31, 2009, the balance in this reserve account was $139,461 and $332,059, respectively.

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market.  Included in inventory costs where the Company is the manufacturer are raw materials, labor, and manufacturing overhead.  The Company records the raw materials at delivered cost.  Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ASC 330 (prior authoritative guidance:  Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing).  A majority of the Company’s products are manufactured overseas and are recorded at cost.

	September 30,	March 31,
	2009	2009
Finished goods	$6,267,398	$6,799,996
Raw materials	1,486,418	1,550,139
	$7,753,816	$8,350,135

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of September 30, 2009 and March 31, 2009, the Company had reserved $170,134 and $335,705, respectively, for inventory obsolescence.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.  Accordingly, the Company did not record $190 and $5,409 of revenue as of September 30, 2009 and September 30, 2008, respectively, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct-to-consumer sales, because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period.  The Company also, as of September 30, 2009 and September 30, 2008, did not record $66 and $1,637, respectively, of product costs associated with the foregoing revenue because the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods.  The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $459,869 and $189,161 of revenue as of September 30, 2009 and September 30, 2008, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods.  Deferred payments for these goods are charged to Customer Deposits.  The Company also deferred, as of September 30, 2009 and September 30, 2008, recognition of $307,798 and $91,000, respectively, of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive.  At September 30, 2009 and September 30, 2008, the Company had accrued $370,468 and $858,898, respectively, as its estimate for the foregoing deductions and allowances.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with the ASC 340-20-25 (Prior authoritative literature: Statement of Position (“SOP”) No. 93-7, Reporting on Advertising Costs).  ASC 340-20-25 requires companies to report direct response advertising costs as assets and amortize them over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of September 30, 2009 and September 30, 2008, the Company had deferred $49,698 and $481,526, respectively, related to such media costs.  Advertising expenses for the three and six months ended September 30, 2009 were $196,587 and $649,169, respectively, and for the three and six months ended September 30, 2008 were $330,859 and $1,816,743, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of September 30, 2009 and March 31, 2009 a provision for potential future warranty costs of $61,812 and $69,587, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience.  In certain cases, customers are provided an allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers.  As of September 30, 2009 and March 31, 2009, the Company has recorded a reserve for customer returns of $65,493 and $101,743, respectively.

New Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables.  Specifically, the new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables.  In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements.  Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above.  We do not expect the adoption will have a material impact on our financial statements.  This guidance is effective prospectively for revenue entered into or materially modified in fiscal years beginning after June 15, 2010.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs.  In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.  Adoption does not have a material impact on our financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events). ASC 855 establishes general accounting standards and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This Statement is effective for interim and annual periods ending after June 15, 2009, and as such, adopted this standard in the first quarter of our fiscal year ending March 31, 2010.  The adoption of ASC 855 did not have a material effect on our financial position, results of operations or cash flows.  We have performed an evaluation of subsequent events through November 19, 2009, which is the date the financial statements were issued.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments (formerly Financial Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments).  ASC 825-10-65 requires disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  ASC 825-10-65 enhances consistency in financial reporting by increasing the frequency of fair value disclosures and is effective for interim and annual period ending after June 15, 2009, and is to be applied prospectively.  The adoption of ASC 825-10-65 did not have a material impact on our financial statements.

In October 2008, the FASB issued ASC 820-10-35-15A (formerly FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active), which clarifies the application of ASC 820 when the market for a financial asset is inactive. Specifically, ASC 820-10-35-15A clarifies how (1) the internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.  The guidance in ASC 820-10-35-15A was effective immediately.  The adoption of ASC 820-10-35-15A did not have a material effect on our financial statements.

In May 2008, the FASB issued ASC 944-20 (formerly SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60).  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This results in inconsistencies in the recognition and measurement of claim liabilities.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  ASC 944-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 944-20 did not have a material impact on our financial position.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles).  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative GAAP for SEC registrants.  The standard is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial position.

In March 2008, the FASB issued ASC 815-10-50 (prior authoritative literature: SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133).  ASC 815-10-50 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments, and related hedged items under ASC 815-10-50 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of ASC 815-10-50 did not have a material impact on our financial position disclosures.

In December 2007, the FASB issued ASC 805 (formerly SFAS No. 141(R), Business Combinations), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning on or after January 1, 2009, and is to be applied prospectively.  The adoption of ASC 805 did not have a material impact on our financial position.

In December 2007, the FASB issued ASC 810-10 (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. ASC 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC 810-10 is effective for fiscal years beginning on or after January 1, 2009.  The adoption of ASC 810-10 did not have a material impact on our financial position.

In February 2007, the FASB issued ASC 825-10 (formerly SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157).  The Company adopted ASC 825-10 beginning April 1, 2008. The adoption of ASC 825-10 did not have a material effect on our financial position.

3.	Capital Lease Obligations

As of September 30, 2009 the Company has capitalized lease obligations for computer equipment, licensed software, and factory equipment due on various dates through November 2010 of $62,794.  The interest rates range from 12% to 15% per annum.  These lease obligations are collateralized by the related assets with a net book value of $134,503 as of September 30, 2009.  In addition, recorded in deposits is a security deposit of $48,180, which will be released upon the Company achieving certain financial requirements.  The leases also required $21,465 in prepaid rents.

4.	Long Term Debt and Current Portion – Long Term Debt

First National Loan

On May 19, 2008, the Company and Jack J. Walker, one of the Company’s directors, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank (the “Business Loan Agreement”) for a loan to the Company in the principal amount of $1,000,000 (the “First National Loan”).  The Company has agreed, among other things, that while the Business Loan Agreement is in effect, the Company will not (without First National Bank's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000, and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets (except as specifically allowed); or (iii) sell with recourse any of the Company’s accounts, except to First National Bank. In the event of a default under the First National Loan, at First National Bank's option, all indebtedness owed under the First National Loan will become immediately due and payable.

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

On August 28, 2009, the Company, Mr. Walker, and FNB entered into a second Change in Terms Agreement (the “Second Change in Terms Agreement”) extending the maturity of the First National Loan to November 30, 2009.  The Second Change in Terms Agreement increased the interest rate to a fixed rate effective July 19, 2009, of 7% per annum, and provided for principal payments of $100,000 and a loan origination payment of $2,500 at closing of the Second Change in Terms Agreement and then principal payments of $50,000, $50,000, and $100,000 on August 31, 2009, September 30, 2009, and October 31, 2009, respectively.  The terms and conditions of the Second Change in Terms Agreement were consented to by FCC, LLC d/b/a First Capital (“FCC”), the Company’s senior lender, in accordance with the Subordination and Intercreditor Agreement by and among FNB, FCC, and the Company (the “Subordination Agreement”).  The Company is prohibited from making principal payments against the First National Loan, including scheduled principal payments, unless and until such time as FCC provides its consent or such time as the Company’s liquidity position exceeds certain thresholds defined in the Subordination Agreement.

At closing of the Second Change in Terms Agreement, the Company made the scheduled $100,000 principal payment with the consent of FCC.  The principal payments due on August 31, 2009 and September 30, 2009 were made by Mr. Walker to FNB (on September 22, 2009 and October 20, 2009, respectively) because FCC did not consent to the Company making such payments.  These payments by Mr. Walker were recorded by the Company as offsets to a $150,000 receivable due from Mr. Walker.  As of September 30, 2009, $854,732 in loans were outstanding under the First National Loan, including accrued interest.

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

On May 19, 2009, Mr. Walker, WLLC, and the Company entered into a Loan Extension Agreement (the “Loan Extension Agreement”) effective April 1, 2009, extending the maturity date of the WLLC Loan until June 30, 2009.  The Company paid WLLC $5,000 in consideration for the loan extension.  The balance of principal due on the WLLC Loan as of May 19, 2009, was $1,200,000.  The parties agreed that the Company is not entitled to any further disbursements under the WLLC Loan.  In the event the Company receives any equity financing, all obligations due under the WLLC Loan become immediately due and payable.

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

The Revolving Credit Facility has an initial two-year term, with one-year renewals thereafter, unless prior written notice is provided by either party.  Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  The purpose of the Revolving Credit Facility is to provide additional working capital.  As collateral for the Revolving Credit Facility, the Company granted FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.

As of June 30, 2008, the Company was not in compliance with two covenants under the FCC Loan Agreement.  As of July 31, 2008, FCC and AeroGrow executed an amendment to the FCC Loan Agreement (the “First FCC Amendment”).  The First FCC Amendment re-set the covenant levels for June 30, 2008, and future periods, thus waving the non-compliance as of June 30, 2008, under the old covenants, temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the interest rate from Base Rate (as such term is defined in the agreement) plus 2% to the current rate of Base Rate plus 3.5%.  After the First FCC Amendment, the Company was in compliance with the revised covenants as of June 30, 2008.

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

As of December 31, 2008, the Company was not in compliance with three covenants under the revised FCC Loan Agreement.  Effective as of January 31, 2009, FCC and the Company executed a forbearance agreement related to the FCC Loan Agreement (the “Forbearance Agreement”).  Pursuant to the terms of the Forbearance Agreement, FCC agreed to forbear its rights and remedies under the FCC Loan Agreement and related documents with respect to any existing defaults under the FCC Loan Agreement (the “Existing Defaults”) until the earlier of June 30, 2009, or the date of occurrence of a default other than the Existing Defaults.  The Forbearance Agreement also increases, the Company’s ability to borrow against inventory and accounts receivable during the term of the Forbearance Agreement (the “Additional Borrowing Capacity”).  In return for FCC providing the forbearance period and the Additional Borrowing Capacity, the Company agreed to pay FCC a $25,000 forbearance fee (in five monthly installments), an amendment fee equal to 1.5% per month on the average utilization of the Additional Borrowing Capacity, and issue to FCC a minimum of 250,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  Simultaneously with the execution of the Forbearance Agreement, Mr. Walker provided a $1 million guarantee against certain liabilities under the FCC Loan Agreement.  As compensation for providing the guarantee, the Company issued to Mr. Walker 50,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.

On June 1, 2009, the Company, FCC, and Jack J. Walker, as guarantor, executed a Second Forbearance Agreement, effective as of April 29, 2009 (the “Second Forbearance Agreement”), in which FCC agreed to forbear from exercising its rights and remedies under the Loan Agreement until June 30, 2009, if no further defaults occurred.  The Second Forbearance Agreement also increased the advance rate against inventory until July 1, 2009, and eliminated the Company’s obligation to pay the monthly forbearance and amendment fees and to provide cash flow projections.  In return, AeroGrow agreed to pay FCC a fee of $60,000.  In connection with the Second Forbearance Agreement, FCC permitted AeroGrow to borrow up to $800,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Loan Agreement, with such additional borrowing to be repaid by June 30, 2009.  FCC did not charge AeroGrow a fee for the additional borrowing capacity.

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

On October 8, 2009, the Company and FCC executed a temporary amendment to the FCC Loan Agreement, effective as of September 30, 2009, that delayed a reduction in the advance rate against inventory from 80% to 70%, originally scheduled to take effect on October 1, 2009, until November 15, 2009.

As of September 30, 2009, the Company was not in compliance with the minimum fixed charge coverage covenant under the revised FCC Loan Agreement.  On November 19, 2009, FCC and the Company executed a waiver agreement (the “Waiver Agreement”).  The Waiver Agreement waived the covenant violation as of September 30, 2009.  FCC charged the Company a $10,000 waiver fee.

As of September 30, 2009, loans totaling $4,582,474 were outstanding, including accrued interest, and the Revolving Credit Facility was fully drawn.  The amount available under the Revolving Credit Facility varies from day to day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels.  As of November 5, 2009, there was an estimated remaining availability of approximately $600,000.

Mainpower Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“MainPower”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, MainPower agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to MainPower in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from MainPower.  The Promissory Note has a final maturity of June 30, 2011, and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.  Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.

Bridge Financing

On August 28 through September 1, 2009, the Company entered into bridge financing arrangements totaling $500,000 (the “Bridge Loans”) with six lenders (the “Lenders”) as detailed in the table below.  The Bridge Loans are unsecured, mature on November 16, 2009, and bear interest at 15% per annum with interest payments due when the principal amounts are repaid.  The Company issued 500,000 warrants to purchase common shares of the Company to the Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

Lender	Relationship to the Company	Bridge Loan Amount	Date of Loan	Warrants Issued to Lender
Lazarus Investment Partners LLLP	Greater than 10% beneficial owner	$250,000	September 1, 2009	250,000
Jack J. Walker	Chairman, director, greater than 10% beneficial owner	$100,000	August 28, 2009	100,000
Michael S. Barish	Director, greater than 5% beneficial owner	$75,000	September 1, 2009	75,000
Jervis B. Perkins	Chief Executive Officer, director, and greater than 10% beneficial owner	$25,000	August 28, 2009	25,000
J. Michael Wolfe	Employee and greater than 10% beneficial owner	$25,000	September 1, 2009	25,000
H. Leigh Severance	Greater than 10% beneficial owner	$25,000	September 1, 2009	25,000

Between October 30 and November 9, 2009, the Company entered into additional bridge financing arrangements totaling $580,000 (the “Additional Bridge Loans”) with five lenders (the “Additional Lenders”) as detailed in the table below.  The Additional Bridge Loans are unsecured, mature on February 1, 2010, and bear interest at 20% per annum with interest payments due when the principal amounts are repaid.  The Company issued 580,000 warrants to purchase common shares of the Company to the Additional Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  One of the Additional Bridge Loans in the principal amount of $180,000 is guaranteed by Jack J. Walker, the Company’s Chairman.

Lender	Relationship to the Company	Bridge Loan Amount	Date of Loan	Warrants Issued to Lender
Lazarus Investment Partners LLLP	Greater than 10% beneficial owner	$200,000	November 9, 2009	200,000
Grad Wurn LLC	None	$180,000	November 1, 2009	180,000
Michael S. Barish	Director, greater than 5% beneficial owner	$100,000	November 4, 2009	100,000
Jervis B. Perkins	Chief Executive Officer, director, and greater than 10% beneficial owner	$50,000	October 30, 2009	50,000
J. Michael Wolfe	Employee and greater than 10% beneficial owner	$50,000	November 5, 2009	50,000

5.	Equity Compensation Plans

In September 2009, the Company reset the exercise price of certain employee stock options issued under the Company’s 2005 Equity Compensation Plan. The exercise price on options to purchase 1,193,973 shares was reset to $0.12 per share, the closing price of the Company’s common stock on September 10, 2009.  The vesting schedules were not impacted by the reset.  The reset resulted in the recognition of a modification charge of $48,639 in the quarter for vested shares and an additional $8,394 will be recognized over the remaining vesting periods of the reset options.  The number of options granted and cancelled/expired includes options granted and canceled in connection with the Exchange.

For the three months ended September 30, 2009, the Company granted 1,619,973 options to purchase the Company’s common stock at an exercise price ranging from $0.12 to $0.13 per share under the 2005 Equity Compensation plan (“2005 Plan”).  For the three months ended September 30, 2008, the Company granted 343,487 options to purchase the Company’s common stock at exercise prices ranging from $1.25 to $2.07 per shares under the 2005 Plan.

For the six months ended September 30, 2009, the Company granted 1,619,973 options to purchase the Company’s common stock at exercise prices ranging from $0.12 to $0.13 per share under the 2005 Plan.  For the six months ended September 30, 2008, the Company granted 610,910 options to purchase the Company’s common stock at exercise prices ranging from $1.25 to $2.96 per share under the 2005 Plan.

During the three months ended September 30, 2009, there were 1,237,898 options that either were cancelled or expired and 0 shares issued upon exercise of outstanding stock options under the 2005 plan equity compensation plan.  During the three months ended September 30, 2008, there were 8,565 options to purchase common stock expired and 8,866 shares issued upon exercise of outstanding stock options under the Company’s equity compensation plans.

During the six months ended September 30, 2009, there were 1,291,711 options that either were cancelled or expired and 4,075 shares issued upon exercise of outstanding stock options under the 2005 Plan.  During the six months ended September 30, 2008 there were 14,632 options that either were cancelled or expired and 22,536 shares exercised.

As of September 30, 2009, the Company had granted options for 1,176,855 shares of the Company’s common stock that are unvested that will result in $232,116 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2009 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	2,652,773	3.83	$0.14		1,475,918	3.30	$0.14
Over $0.50 to $2.50	6,670	0.83	$1.44		6,670	0.83	$1.44
Over $2.50 to $5.00	21,057	3.50	$2.96		21,057	3.50	$2.96
Over $5.00 to $5.50	625,760	1.48	$5.00		625,760	1.48	$5.00
Over $5.50	37,000	2.47	$5.90		37,000	2.47	$5.90
	3,343,260	3.36	$1.14	$3,940	2,166,405	2.75	$1.67	$985

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented (September 30, 2009).

6.	Income Taxes

In September 2006, the ASC 740 (formerly FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes and SFAS No. 109, Accounting for Income Taxes). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted ASC 740 on April 1, 2007.  As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits.  At the adoption date of April 1, 2007, the Company had no unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.  It is possible that the Company’s unrecognized tax benefit may change; however, the Company does not expect any such change to be material.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2009 and March 31, 2009, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

7.	Related Party Transactions

See Note 4, Long Term Debt and Current Portion-Long Term Debt for further disclosure of related party transactions with our Chairman.

8.	Stockholders’ Equity

On June 30, 2009, the Company issued 6,836 shares of Series A Convertible Preferred Stock (the “Series A Shares”) for aggregate consideration totaling $6,250,341.  2,690 Series A Shares were issued in exchange for cash invested into the Company totaling $2,690,000.  2,332 Series A Shares were issued in exchange for the release of existing obligations of the Company totaling $2,332,000.  1,642 Series A Shares were issued in exchange for a combination of $950,000 in cash, 924,703 shares of the Company’s common stock, and 462,352 warrants to purchase shares of the Company’s common stock.  172 Series A Shares were issued in exchange for $172,000 in short term notes receivable having maturities of 90 days or less.  As of September 30, 2009, $100,000 remains outstanding and is reflected as an offset to additional paid-in-capital on the balance sheet.

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

The issuance of the Series A Shares was conducted in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, those under Regulation D promulgated under the Securities Act.  The Series A Shares were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 under the Securities Act.  The investors purchasing the Series A Shares included AeroGrow directors, executive management, institutional investors, trade partners of the Company, and high net worth individuals.  Proceeds from the issuance of the Series A Shares will be used for general corporate purposes, including but not limited to the payment of fixed expenses, refinancing existing debt arrangements, and payments to vendors of goods and services.

A summary of the Company’s common stock warrant activity for the period from April 1, 2009, through September 30, 2009, is presented below:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding, March 31, 2009	5,415,742	$5.76
Granted	500,000	$.25
Exercised	--	$--
Expired/Forfeited	462,352	$2.00
Outstanding, September 30, 2009	5,453,390	$5.57

As of September 30, 2009, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life
500,000	$0.25	4.92
3,200	$0.66	0.95
325,000	$1.00	4.38
132,639	$2.00	1.81
16,000	$2.07	3.75
450,000	$5.00	0.95
505,796	$6.00	1.47
1,937,299	$6.25	1.41
50,000	$6.96	2.84
746,956	$7.50	2.44
720,000	$8.00	4.93
66,500	$8.25	4.93
5,453,390	$5.57	2.55

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2009, through September 30, 2009, is presented below:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding, March 31, 2009	--	$--
Granted	3,414	$1,250
Exercised	--	$--
Expired	--	$--
Outstanding, September 30, 2009	3,414	$1,250

The warrants were granted on June 30, 2009 which expire five years from issuance.

9.	Subsequent Event

Between October 16, 2009 and October 21, 2009, the Company issued 750 shares of Series A Convertible Preferred Stock (the “Additional Series A Shares”) in exchange for $599,979 in cash and 24,000 shares of the Company’s common shares.  The Additional Series A Shares were issued with a total of 750 warrants (the “Additional Warrants”) to purchase Series A Shares at an exercise price of $1,250 per Series A Share.  The exercise period for the Additional Warrants expires five years from the date of issuance.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2009 and September 30, 2008. The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2009 (this “Quarterly Report”).  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance, and our ability to obtain financing for our obligations.  Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict.  Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the period ended March 31, 2009, and filed on July 6, 2009 with the Securities and Exchange Commission (the “SEC”). Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report.  The information contained in this Quarterly Report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in the Company’s other filings with the SEC.

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

Our Critical Accounting Policies

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market.  Included in inventory costs where the Company is the manufacturer are raw materials, labor, and manufacturing overhead.  The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing).  A majority of the Company’s products are manufactured overseas and are recorded at cost.

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of September 30, 2009 and March 31, 2009, the Company had reserved $170,134 and $335,705 for inventory obsolescence, respectively.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers.  Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts.  The Company uses the allowance method to account for uncollectible accounts receivable.  The Company also maintains a credit insurance policy which insures against losses from most retailer accounts.  The Company's allowance estimate is based on a review of the current status of trade accounts receivable which resulted in an allowance of $636,161 and $1,423,508 at September 30, 2009 and March 31, 2009, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions and for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor.  This reserve is equal to 5% of the credit card sales processed during the previous six months.  As of September 30, 2009 and March 31, 2009, the balance in this reserve account was $139,461 and $332,059, respectively.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $190 and $5,409 of revenue as of September 30, 2009 and September 30, 2008, respectively, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct-to-consumer sales, because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period.  The Company also, as of September 30, 2009 and September 30, 2008, did not record $66 and $1,637 of product costs associated with the foregoing revenue because the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $459,869 and $189,161 of revenue as of September 30, 2009 and September 30, 2008, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods. Deferred payments for these goods are charged to Customer Deposits.  The Company also deferred, as of September 30, 2009 and September 30, 2008, recognition of $307,758 and $91,000, respectively, of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At September 30, 2009 and September 30, 2008, the Company had accrued $370,468 and $858,898, respectively, as its estimate for the foregoing deductions and allowances.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with the ASC 340-20-25 (Prior authoritative literature: Statement of Position (“SOP”) No. 93-7, Reporting on Advertising Costs).  ASC 340-20-25 requires companies to report direct response advertising costs as assets and amortize them over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of September 30, 2009 and September 30, 2008, the Company had deferred $49,698 and $481,526, respectively, related to such media costs.  Advertising expenses for the three and six months ended September 30, 2009 were $196,587 and 649,169, respectively, and for the three and six months ended September 30, 2008 were $330,859 and $1,816,743, respectively.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of September 30, 2009 and March 31, 2009 a provision for potential future warranty costs of $61,812 and $69,587, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience.  In certain cases, customers are provided an allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers.  As of September 30, 2009 and March 31, 2009, the Company has recorded a reserve for customer returns of $65,493 and $101,743, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue.  Shipping and handling costs associated with freight out to customers are also included in cost of revenue.  Shipping and handling charges to customers are included in sales.

Equity Compensation Plans
In December 2004, the FASB issued ASC 710-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment). Subsequently, the SEC provided for a phased-in implementation process for ASC 710-10-55, which required adoption of the new accounting standard no later than January 1, 2006. ASC 710-10-55 requires accounting for stock options using a fair-value-based method as described in such statement and recognition of the resulting compensation expense in the Company’s financial statements.  Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and related interpretations, which generally results in no employee stock option expense.  We adopted ASC 710-10-55 on January 1, 2006, and did not plan to restate financial statements for prior periods.  We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under ASC 710-10-55.

Results of Operations

Three Months Ended September 30, 2009 and September 30, 2008

Summary Overview

For the three months ended September 30, 2009, our sales totaled $3,285,949, a 76.3% decrease from the same period in the prior year.  The decline in sales reflected an 84.1% reduction in sales to retailers, caused in part by the decline in economic activity associated with the global recession, which adversely affected the levels of consumer spending and retailer procurement relative to the prior year period.  In addition, our sales to retailers relative to the prior year period declined because of a comparison to the 2008 period during which retailers took large stocking orders in anticipation of the holiday shopping season.  In 2009, retailers are delaying orders until later in the year, and ordering inventories on a just-in-time, replenishment basis, rather than placing large stocking orders.  In addition, we experienced a decline in the number of retail storefronts carrying our products, from approximately 9,000 at September 30, 2008 to approximately 3,600 at September 30, 2009, reflecting a shift in stocking strategy by many retail chains to focus inventory investment on more traditional consumer product categories.  Our direct-to-consumer sales were up slightly from the prior year, despite a 25.9% reduction in the amount of revenue-generating media spending during the period.  The increase in sales was driven by strong direct-to-consumer sales of seed kits and accessories, reflecting continued strength in the recurring revenue portion of our direct-to-consumer business as the cumulative number of AeroGardens sold continued to increase, to 852,092 as of September 30, 2009.  As a percent of total revenue, seed kits and accessories represented 28.7% for the three months ended September 30, 2009, up from 18.6% in the prior year period.

The gross margin for the three months ended September 30, 2009 was 30.9% as compared to 42.1% for the year earlier period.  The decline reflected changes in channel, customer, and product mix, as well as the impact of fixed facility costs in our Indianapolis, Indiana manufacturing and distribution facility that became fully operational in September 2008, on a lower revenue base in the current year period.  Operating expenses other than cost of revenue were reduced $2,419,382, or 46.6%, from the prior year reflecting cost saving initiatives and staffing reductions.

The loss from operations totaled $1,759,845 for the three months ended September 30, 2009, as compared to an operating profit of $633,985 in the prior year period.  The increased loss principally reflected the impact of the decline in revenue and the lower gross margin, which, in combination, more than offset the significant decrease in operating expenses other than cost of revenue.

Other expense for the three months ended September 30, 2009 totaled $5,409 as compared to other expense of $215,615 in the prior year, principally reflecting the impact of $180,286 in gains that were recognized during the three months ended September 30, 2009 to reflect discounts negotiated on certain accounts payable balances, partially offset by higher interest expense.

The net loss for the three months ended September 30, 2009 was $1,765,254 as compared to a net profit of $418,370 in the same period a year earlier.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2009 and the three months ended September 30, 2008:

	Three Months Ended September 30,
	2009	2008
Revenue
Product sales - retail, net	55.8%	83.0%
Product sales - direct to consumer, net	41.8%	9.9%
Product sales – international	2.4%	7.1%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	69.1%	57.9%
Research and development	5.3%	3.0%
Sales and marketing	38.0%	20.8%
General and administrative	41.2%	13.7%
Total operating expenses	153.6%	95.4%
Profit/(loss) from operations	(53.6)%	4.6%

For the three months ended September 30, 2009, revenue totaled $3,285,949, a year-over-year decrease of 76.3% or $10,568,981 from the three months ended September 30, 2008.

	Three Months Ended September 30,
Product Revenue	2009	2008
Retail, net	$1,831,781	$11,508,030
Direct to consumer, net	1,375,141	1,365,438
International	79,027	981,462
Total	$3,285,949	$13,854,930

Sales to retailer customers for the three months ended September 30, 2009, declined 84.1% from the same period a year earlier.  The decline reflected a number of factors, most notably a comparison to a prior year period in which most retailer customers took large stocking orders in anticipation of the 2008 holiday season.  In the current year period, in response to uncertainty regarding the state of the economy in the United States, retailers are aggressively managing inventory levels and are, in general, taking a “just-in-time” approach to procurement.  As a result, we did not receive large stocking orders during the current year period.  In addition, our products are being stocked in fewer retailers in 2009 than in 2008, also reflecting more conservative product and procurement strategies being executed by major retail chains.

Direct to consumer sales for the three months ended September 30, 2009 rose slightly from the prior year, by 0.7%, or $9,703.  The increase came despite a 25.9% reduction in media spending.

International sales for the three months ended September 30, 2009 were down $902,435 from the same period in the prior fiscal year.  The decline principally reflected a comparison to the impact of stocking orders shipped in the year earlier period.  In addition, because of the decline in consumer spending worldwide, inventory levels at our international distributors remained sufficient to meet local demand for our products, limiting re-orders from these customers in the 2009 period.

Our products consist of AeroGardens and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2009 and September 30, 2008 is as follows:

	Three Months Ended September 30,
	2009	2008
Product Revenue
AeroGardens	$2,343,439	$11,278,260
Seed kits and accessories	942,510	2,576,670
Total	$3,285,949	$13,854,930
% of Total Revenue
AeroGardens	71.3%	81.4%
Seed kits and accessories	28.7%	18.6%
Total	100.0%	100.0%

Sales of AeroGardens were adversely impacted by the year-over-year declines in sales to retailers and into international markets.  AeroGarden sales declined 79.2% from the year earlier period, principally reflecting the comparison to large stocking shipments to retailers in the prior year period.  Sales of seed kits and accessories declined 63.4%, also reflecting the impact of a comparison to large stocking shipments to retailers a year earlier.  For the three months ended September 30, 2009, sales of seed kits and accessories represented 28.7% of total revenue, up from 18.6% in the prior year period.

Cost of revenue for the three months ended September 30, 2009 totaled $2,270,556, a decrease of 71.7% from the three months ended September 30, 2008.  Cost of revenue include product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  As a percent of total revenue, these costs represented 69.1% of revenue as compared to 57.9% for the quarter ended September 30, 2008.  The increase in costs as a percent of revenue reflects changes in channel, customer, and product mix, as well as the impact of fixed facility costs on a lower revenue base.  These latter costs principally reflect the impact of our Indianapolis, Indiana manufacturing and distribution center which was opened in July 2008 and became fully-operational in October 2008.  The dollar amount of cost of revenue decreased primarily because of the decline in revenue discussed above.

Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product as opposed to retail and international sales, where we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing costs.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within their territory, hence they are lower than margins from domestic retail sales.  The gross margin for the quarter ended September 30, 2009 was 30.9% as compared to 42.1% for the quarter ended September 30, 2008.

Sales and marketing costs for the three months ended September 30, 2009 totaled $1,248,102, as compared to $2,875,729 for the three months ended September 30, 2008, a decrease of 56.6% or $1,627,627.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consist of the following:

	Three Months Ended September 30,
	2009	2008
Advertising	$196,587	$330,859
Personnel	619,970	1,030,626
Sales commissions	89,534	556,914
Trade Shows	37,698	68,489
Other	304,313	888,841
	$1,248,102	$2,875,729

Advertising is principally made up of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, for all our channels of distribution, in addition to generating direct-to-consumer sales.  Advertising expense totaled $196,587 for the quarter ended September 30, 2009, a decrease of 40.6%, or $134,272.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2009, personnel costs for sales and marketing were $619,970 down from $1,030,626 for the three months ended September 30, 2008, a decrease of 39.8%.  The decrease principally reflects staff reductions implemented in December 2008 and in April 2009.

Sales commissions, ranging from 2.5% to 7% of net cash collections from our retailer customers, are paid to sales representative organizations that assist us in developing and maintaining our relationships with retailers.  The year-over-year decline in sales commissions primarily reflects the decline in sales to retailers during the quarter ended September 30, 2009, as discussed above.

General and administrative costs for the three months ended September 30, 2009 totaled $1,353,782 as compared to $1,902,113 for the three months ended September 30, 2008, a decrease of 28.8%, or $548,331.  The decrease reflected declines in most spending categories, including travel, office expenses, legal and accounting fees, and general governance costs.

Research and development costs for the quarter ended September 30, 2009 totaled $173,354, a decrease of 58.4% from the quarter ended September 30, 2008.  The lower cost principally reflected lower headcount costs related to staffing reductions, as well as general reductions in spending.

Our loss from operations for the three months ended September 30, 2009 was $1,759,845, as compared to a profit of $633,985 for the three months ended September 30, 2008.

Other income and expense for the quarter ended September 30, 2009 totaled to a net expense of $5,409, as compared to net expense of $215,615 in the prior year period.  The year-over-year change reflected the offsetting impacts of a $30,313 increase in interest expense, and $180,286 in gains recorded as a result of negotiated reductions in accounts payable amounts owed to certain vendors.

The net loss for the three months ended September 30, 2009 totaled $1,765,254 as compared to net income of $418,370 for the three months ended September 30, 2008.

Six Months Ended September 30, 2009 and September 30, 2008

Summary Overview

For the six months ended September 30, 2009, sales decreased 69.5% year-over year, from $20,575,011 to $6,265,642.  Sales declined in each of our channels of distribution, reflecting the decline in economic activity associated with the global recession, which adversely affected the levels of consumer spending and retailer procurement relative to the prior year period, a decline in the number of retail storefronts carrying our products, and a reduction in the level of our media and advertising spending.  We elected to reduce this spending because of the general economic conditions and a low anticipated return on investment, particularly in our direct-to-consumer business in the first three months of the fiscal year, causing a reduction in direct-to-consumer sales, but ultimately contributing to a reduced operating loss during that time period.  Sales of AeroGardens for the six months ended September 30, 2009 declined 75.8% year-over-year, principally reflecting the decline in sales to retailers noted above, and a comparison to a period in the prior year in which large stocking orders were shipped to retailers.  Sales of seed kits and accessories, which represent recurring revenue related to cumulative sales of AeroGardens, also declined, by 45.8% from the prior year period.  As a result, sales of seed kits and accessories increased to 37.3% of total revenue from 21.0% in the year earlier period.

The gross margin for the six months ended September 30, 2009 was 33.9% as compared to 43.1% for the year earlier period.  The decline reflected changes in channel, customer, and product mix, as well as the impact of fixed facility costs in our Indianapolis, Indiana manufacturing and distribution facility that became fully operational in October 2008, on a lower revenue base in the current year period.  Operating expenses other than cost of revenue were reduced $5,333,138, or 49.0%, from the prior year reflecting cost saving initiatives, staffing reductions, and reduced spending on advertising and promotion.

The loss from operations totaled $3,430,211 for the six months ended September 30, 2009, as compared to $2,026,767 in the prior year.  The increased loss reflected the impact of the decline in revenue and gross margin, partially offset by the decrease in operating expenses other than cost of revenue.

Other income for the six months ended September 30, 2009 totaled $603,225 as compared to other expense of $372,212 in the prior year, principally reflecting the impact of $987,838 in gains that were recognized during the six months ended September 30, 2009 to reflect discounts negotiated on certain accounts payable balances, partially offset by higher interest expense resulting from a higher average level of debt outstanding.

The net loss for the six months ended September 30, 2009 was $2,826,986 as compared to a $2,398,978 net loss in the same period a year earlier.

The following table sets forth, as a percentage of sales, our financial results for the six months ended September 30, 2009 and the six months ended September 30, 2008:

	Six Months Ended September 30,
	2009	2008
Revenue
Product sales - retail, net	43.1%	68.8%
Product sales - direct to consumer, net	54.0%	22.9%
Product sales – international, net	2.9%	8.3%
Total sales	100.00%	100.00%

Operating expenses
Cost of revenue	66.1%	56.9%
Research and development	4.7%	5.6%
Sales and marketing	38.4%	30.7%
General and administrative	45.6%	16.6%
Total operating expenses	154.8%	109.8%

Profit/(loss) from operations	(54.8)%	(9.8)%

	Six Months Ended September 30,
Product Revenue	2009	2008
Retail, net	$2,700,044	$14,150,605
Direct to consumer, net	3,385,384	4,704,848
International, net	180,214	1,719,558
Total	$6,265,642	$20,575,011

For the six months ended September 30, 2009 and September 30, 2008, revenue totaled $6,265,642 and $20,575,011 respectively, a decrease year-over-year of 69.5% or $14,309,369.

The year-over-year decrease in revenue principally reflects sales to retailer customers, which declined by 80.9%, or $11,450,561.  This decline resulted from a combination of factors, including a comparison to a prior year period that included large stocking orders in anticipation of the 2008 holiday shopping season.  In 2009, retailers are generally taking a more cautious approach to inventory decisions, resulting in later orders than has historically been the case.  In addition, the decline in sales to retailers reflects a decline in the number of retailers carrying our products, to an estimated 3,600 at September 30, 2009, from an estimated 9,000 a year earlier.

Direct-to-consumer sales also decreased year-over-year, by 28.0%, to $3,385,384.  The decline principally reflected a reduction in the amount of media spending during the first fiscal quarter ended June 30, 2009 for both catalogue mailings and infomercials.  During the three months ended June 30, 2009, we mailed approximately 414,000 catalogues as compared to approximately 1,443,000 catalogues in the year earlier period.  Spending on infomercials was similarly reduced, by approximately $480,000 from the same period in 2008.  In both cases the decline in spending reflected management’s determination to more precisely target marketing spending because of the reduced level of consumer spending in the economy generally, cash constraints experienced during the three months ended June 30, 2009, and because of analysis demonstrating that media spending in the April to June time period has historically resulted in an inadequate return on investment.  During the three months ended September 30, 2009, direct-to-consumer sales were essentially flat with the prior year period, despite a 25.9% reduction in the amount of media spending.

A summary of the sales of AeroGardens and seed kits and accessories for the six months ended September 30, 2009 and September 30, 2008 is as follows:

	Six Months Ended September 30,
	2009	2008
Product Revenue
AeroGardens	$3,927,747	$16,261,676
Seed kits and accessories	2,337,895	4,313,335
Total	$6,265,642	$20,575,011
% of Total Revenue
AeroGardens	62.7%	79.0%
Seed kits and accessories	37.3%	21.0%
Total	100.0%	100.0%

AeroGarden sales decreased 75.8% year-over-year, principally reflecting the decline in sales to retailer customers.  Seed kits and accessories sales declined, by 45.8%, and also reflected the decline in sales to retailers and the comparison to the prior year period in which large stocking orders were shipped in the three months ended September 30, 2008.

Cost of revenue for the six months ended September 30, 2009 and September 30, 2008 totaled $4,140,361 and $11,713,148, respectively, a year-over-year decrease of 64.7%.  The decline principally resulted from the decrease in sales during the period.  As a percent of total revenue, these costs totaled 66.1% for the six months ended September 30, 2009, as compared to 56.9% in the year earlier period.  The increase in costs as a percent of revenue reflects changes in channel, customer, and product mix, as well as the impact of higher fixed facility costs on a lower revenue base.  These latter costs principally reflect the impact of our Indianapolis, Indiana manufacturing and distribution center which was opened in July 2008.  As a result, the gross margin for the six months ended September 30, 2009 was 33.9%, down from 43.1 % for the same period in 2008.

Sales and marketing costs for the six months ended September 30, 2009 totaled $2,407,898, as compared to $6,325,612 for the six months ended September 30, 2008, a decrease of 61.9%.  The breakdown of sales and marketing costs for both time periods is presented in the table below:

	Six Months Ended September 30,
	2009	2008
Advertising	$649,169	$1,816,743
Personnel	1,233,078	2,148,595
Sales commissions	140,107	698,795
Trade shows	31,108	181,708
All other	354,436	1,479,771
	$2,407,898	$6,325,612

Advertising expense totaled $649,169 for the six months ended September 30, 2009, a decrease of 64.3% from the same period in 2008, principally reflecting management’s determination to more precisely target marketing spending because of the reduced level of consumer spending in the economy generally, cash constraints experienced during the three months ended June 30, 2009, and because of analysis demonstrating that media spending in the April to June time period has historically resulted in an inadequate return on investment.

For the six months ended September 30, 2009, personnel costs for sales and marketing totaled $1,233,078, a decrease of 42.6% from the same period in 2008.  The decrease principally reflected headcount reduction in sales, marketing, and operations personnel.

Year-over-year, sales commissions decreased 80.0% to $140,107, primarily reflecting the decrease in sales to retailers during the six months ended September 30, 2009, as discussed above.

General and administrative costs for the six months ended September 30, 2009 totaled $2,855,042 as compared to $3,420,825 for the six months ended September 30, 2008, a decrease of 16.5%.  The decrease reflected spending reductions in all areas, including outside services, general corporate governance and administration, and office and related expenses.

Research and development costs for the six months ended September 30, 2009 totaled $292,552 against $1,142,193 for the six months ended September 30, 2008, a decrease of 74.4%.  The lower cost reflected lower headcount costs related to staffing reductions, and a comparison to the prior year period that included design and development costs related to new products that were introduced in the prior fiscal year period, or that will be introduced in upcoming periods.

Our loss from operations for the six months ended September 30, 2009 was $3,430,211 as compared to an operating loss of $2,026,767 for the six months ended September 30, 2008.

Other income and expense for the six months ended September 30, 2009 and September 30, 2008 totaled to net income of $603,225 and net expense of $372,212, respectively.  The year-over-year change reflected the offsetting impacts of an increase in interest expense principally caused by a higher average level of debt outstanding, and $987,838 in gains recorded as a result of negotiated reductions in accounts payable amounts owed to certain vendors.

The net loss for the six months ended September 30, 2009 totaled $2,826,986, as compared to the $2,398,979 loss reported for the same period in 2008.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items, including depreciation, amortization, bad debt allowances, issuances of common stock and options, and gains on the forgiveness of accounts payable obligations, the net cash loss for the six months ended September 30, 2009 totaled $3,530,501 as compared to a $1,770,753 net cash loss in the prior year.

Changes in current assets contributed cash of $1,569,233 during the six months ended September 30, 2009, principally from the collection of accounts receivable and reductions in inventory.  We source the majority of our inventory from Chinese manufacturers and therefore face production and delivery lead times that average 60 to 90 days.  In order to be prepared to meet anticipated fall and holiday demand for our products, we contracted to purchase inventory in the quarter ended September 30, 2008.  As consumer demand declined in response to the global credit crisis in October and November, we reduced our orders for product from China to the extent possible, but because of the long procurement lead times we face, we were unable to effectively manage inventory levels to the new lower demand expectations.  While we curtailed purchases of additional inventory during calendar year 2009, there was still a high level of on-hand inventory as of September 30, 2009 totaling $7,753,816, and representing approximately 235 days of sales activity, and 434 days of sales activity, at the average daily rate of product cost expensed during the 12 months and three months ended September 30, 2009, respectively.  Net accounts receivable totaled $2,444,181 as of September 30, 2009, representing approximately 78 days of net retail sales activity, and 59 days of net retail sales activity, at the average daily rate of sales experienced during the 12 months and one month ended September 30, 2009, respectively.

Current operating liabilities decreased $1,299,956 during the six months ended September 30, 2009.  The reduction included the impact of approximately $3,718,000 in accounts payable and accrued liabilities that were converted to either Series A Preferred shares or into long-term debt.  Accounts payable as of September 30, 2009 totaled $4,452,184, representing approximately 48 days of daily expense activity, and 79 days of daily expense activity, at the average daily rate of expenses experienced during the 12 months and three months ended September 30, 2009, respectively.

Financing activity, including the impact of the issuance of Series A Preferred shares and the conversions of various short-term obligations to Series A Preferred shares and long term debt, as well as new short-term loans, provided cash of $3,085,164 during the six months ended September 30, 2009.

As of September 30, 2009, we had a cash balance of $485,332, including $438,441 in cash that is restricted as collateral for letters of credit and other corporate obligations.  This compares to $771,029 as of March 31, 2009, of which $438,331 was restricted as to use.

We rely upon a variety of funding sources to meet our liquidity requirements:

First National Loan

On May 19, 2008, the Company and Jack J. Walker, one of the Company’s directors, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank (the “Business Loan Agreement”) for a loan to the Company in the principal amount of $1,000,000 (the “First National Loan”).  The Company has agreed, among other things, that while the Business Loan Agreement is in effect, the Company will not (without First National Bank's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000, and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets (except as specifically allowed); or (iii) sell with recourse any of the Company’s accounts, except to First National Bank.  In the event of a default under the First National Loan, at First National Bank's option, all indebtedness owed under the First National Loan will become immediately due and payable.

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

On August 28, 2009, the Company, Mr. Walker, and FNB entered into a second Change in Terms Agreement (the “Second Change in Terms Agreement”) extending the maturity of the First National Loan to November 30, 2009.  The Second Change in Terms Agreement increased the interest rate to a fixed rate effective July 19, 2009, of 7% per annum, and provided for principal payments of $100,000 and a loan origination payment of $2,500 at closing of the Second Change in Terms Agreement and then principal payments of $50,000, $50,000, and $100,000 on August 31, 2009, September 30, 2009, and October 31, 2009, respectively.  The terms and conditions of the Second Change in Terms Agreement were consented to by FCC, LLC d/b/a First Capital (“FCC”), the Company’s senior lender, in accordance with the Subordination and Intercreditor Agreement by and among FNB, FCC, and the Company (the “Subordination Agreement”).  The Company is prohibited from making principal payments against the First National Loan, including scheduled principal payments, unless and until such time as FCC provides its consent or such time as the Company’s liquidity position exceeds certain thresholds defined in the Subordination Agreement.

At closing of the Second Change in Terms Agreement, the Company made the scheduled $100,000 principal payment with the consent of FCC.  The principal payments due on August 31, 2009 and September 30, 2009 were made by Mr. Walker to FNB (on September 22, 2009 and October 20, 2009, respectively) because FCC did not consent to the Company making such payments.  These payments by Mr. Walker were recorded by the Company as offsets to a $150,000 receivable due from Mr. Walker.  As of September 30, 2009, $854,732 in loans were outstanding under the First National Loan, including accrued interest.

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

On May 19, 2009, Mr. Walker, WLLC, and the Company entered into a Loan Extension Agreement (the “Loan Extension Agreement”) effective April 1, 2009, extending the maturity date of the WLLC Loan until June 30, 2009.  The Company paid WLLC $5,000 in consideration for the loan extension.  The balance of principal due on the WLLC Loan as of May 19, 2009, was $1,200,000.  The parties agreed that the Company is not entitled to any further disbursements under the WLLC Loan.  In the event the Company receives any equity financing, all obligations due under the WLLC Loan become immediately due and payable.

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

The Revolving Credit Facility has an initial two-year term, with one-year renewals thereafter, unless prior written notice is provided by either party.  Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  The purpose of the Revolving Credit Facility is to provide additional working capital.  As collateral for the Revolving Credit Facility, the Company granted FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.

As of June 30, 2008, the Company was not in compliance with two covenants under the FCC Loan Agreement.  As of July 31, 2008, FCC and AeroGrow executed an amendment to the FCC Loan Agreement (the “First FCC Amendment”).  The First FCC Amendment re-set the covenant levels for June 30, 2008, and future periods, thus waving the non-compliance as of June 30, 2008, under the old covenants, temporarily reduced certain restrictions on the Company’s ability to borrow against inventory, and increased the interest rate from Base Rate (as such term is defined in the agreement) plus 2% to the current rate of Base Rate plus 3.5%.  After the First FCC Amendment, the Company was in compliance with the revised covenants as of June 30, 2008.

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

As of December 31, 2008, the Company was not in compliance with three covenants under the revised FCC Loan Agreement.  Effective as of January 31, 2009, FCC and the Company executed a forbearance agreement related to the FCC Loan Agreement (the “Forbearance Agreement”).  Pursuant to the terms of the Forbearance Agreement, FCC agreed to forbear its rights and remedies under the FCC Loan Agreement and related documents with respect to any existing defaults under the FCC Loan Agreement (the “Existing Defaults”) until the earlier of June 30, 2009, or the date of occurrence of a default other than the Existing Defaults.  The Forbearance Agreement also increases, the Company’s ability to borrow against inventory and accounts receivable during the term of the Forbearance Agreement (the “Additional Borrowing Capacity”).  In return for FCC providing the forbearance period and the Additional Borrowing Capacity, the Company agreed to pay FCC a $25,000 forbearance fee (in five monthly installments), an amendment fee equal to 1.5% per month on the average utilization of the Additional Borrowing Capacity, and issue to FCC a minimum of 250,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  Simultaneously with the execution of the Forbearance Agreement, Mr. Walker provided a $1 million guarantee against certain liabilities under the FCC Loan Agreement.  As compensation for providing the guarantee, the Company issued to Mr. Walker 50,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.

On June 1, 2009, the Company, FCC, and Jack J. Walker, as guarantor, executed a Second Forbearance Agreement, effective as of April 29, 2009 (the “Second Forbearance Agreement”), in which FCC agreed to forbear from exercising its rights and remedies under the Loan Agreement until June 30, 2009, if no further defaults occurred.  The Second Forbearance Agreement also increased the advance rate against inventory until July 1, 2009, and eliminated the Company’s obligation to pay the monthly forbearance and amendment fees and to provide cash flow projections.  In return, AeroGrow agreed to pay FCC a fee of $60,000.  In connection with the Second Forbearance Agreement, FCC permitted AeroGrow to borrow up to $800,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Loan Agreement, with such additional borrowing to be repaid by June 30, 2009.  FCC did not charge AeroGrow a fee for the additional borrowing capacity.

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

On October 8, 2009, the Company and FCC executed a temporary amendment to the FCC Loan Agreement, effective as of September 30, 2009, that delayed a reduction in the advance rate against inventory from 80% to 70%, originally scheduled to take effect on October 1, 2009, until November 15, 2009.

As of September 30, 2009, the Company was not in compliance with the minimum fixed charge coverage covenant under the revised FCC Loan Agreement.  On November 19, 2009, FCC and the Company executed a waiver agreement (the “Waiver Agreement”).  The Waiver Agreement waived the covenant violation as of September 30, 2009.  FCC charged the Company a $10,000 waiver fee.

As of September 30, 2009, loans totaling $4,582,474 were outstanding, including accrued interest, and the Revolving Credit Facility was fully drawn.  The amount available under the Revolving Credit Facility varies from day to day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels.  As of November 5, 2009, there was an estimated remaining availability of approximately $600,000.

Mainpower Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“MainPower”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, MainPower agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to MainPower in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from MainPower.  The Promissory Note has a final maturity of June 30, 2011, and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.  Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.

Bridge Financing

On August 28 through September 1, 2009, the Company entered into bridge financing arrangements totaling $500,000 (the “Bridge Loans”) with six lenders (the “Lenders”) as detailed in the table below.  The Bridge Loans are unsecured, mature on November 16, 2009, and bear interest at 15% per annum with interest payments due when the principal amounts are repaid.  The Company issued 500,000 warrants to purchase common shares of the Company to the Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

Lender	Relationship to the Company	Bridge Loan Amount	Date of Loan	Warrants Issued to Lender
Lazarus Investment Partners LLLP	Greater than 10% beneficial owner	$250,000	September 1, 2009	250,000
Jack J. Walker	Chairman, director, greater than 10% beneficial owner	$100,000	August 28, 2009	100,000
Michael S. Barish	Director, greater than 5% beneficial owner	$75,000	September 1, 2009	75,000
Jervis B. Perkins	Chief Executive Officer, director, and greater than 10% beneficial owner	$25,000	August 28, 2009	25,000
J. Michael Wolfe	Employee and greater than 10% beneficial owner	$25,000	September 1, 2009	25,000
H. Leigh Severance	Greater than 10% beneficial owner	$25,000	September 1, 2009	25,000

Between October 30 and November 9, 2009, the Company entered into additional bridge financing arrangements totaling $580,000 (the “Additional Bridge Loans”) with five lenders (the “Additional Lenders”) as detailed in the table below.  The Additional Bridge Loans are unsecured, mature on February 1, 2009, and bear interest at 20% per annum with interest payments due when the principal amounts are repaid.  The Company issued 580,000 warrants to purchase common shares of the Company to the Additional Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  One of the Additional Bridge Loans in the principal amount of $180,000 is guaranteed by Jack J. Walker, the Company’s Chairman.

Lender	Relationship to the Company	Bridge Loan Amount	Date of Loan	Warrants Issued to Lender
Lazarus Investment Partners LLLP	Greater than 10% beneficial owner	$200,000	November 9, 2009	200,000
Grad Wurn LLC	None	$180,000	November 1, 2009	180,000
Michael S. Barish	Director, greater than 5% beneficial owner	$100,000	November 4, 2009	100,000
Jervis B. Perkins	Chief Executive Officer, director, and greater than 10% beneficial owner	$50,000	October 30, 2009	50,000
J. Michael Wolfe	Employee and greater than 10% beneficial owner	$50,000	November 5, 2009	50,000

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

Between October 16, 2009 and October 21, 2009, the Company issued 750 shares of Series A Convertible Preferred Stock (the “Additional Series A Shares”) in exchange for $599,979 in cash and 24,000 shares of the Company’s common shares.  The Additional Series A Shares were issued with a total of 750 warrants (the “Additional Warrants”) to purchase Series A Shares at an exercise price of $1,250 per Series A Share.  The exercise period for the Additional Warrants expires five years from the date of issuance.

The Series A and Additional Series A Shares (the “Preferred Shares”) carry certain rights, preferences, and designations, including the right to convert each Preferred Share into 5,000 shares of the Company’s common stock.  Each Preferred Share has an original issue price of $1,000.  The holders of the Preferred Shares are entitled to receive cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 8% of the original issue price per annum, and are entitled to participate pro rata in any dividends paid on the Company’s common stock on as as-if-converted basis.  In the event of a sale, liquidation, or other winding up of the Company, the holders of the Preferred Shares are entitled to receive in preference to the holders of the Company’s common stock a per share amount equal to the greater of (i) 1.5 times the original issue price, plus any accrued but unpaid dividends or (ii) the amount that the holder of a Preferred Share would otherwise receive in such event on an as-converted to common stock basis.  The holders of the Preferred Shares will vote along with holders of the Company’s common stock on an as-if-converted basis.  Each Preferred Share shall have a number of votes equal to the number of shares of the Company’s common stock then issuable upon conversion of such Preferred Share.  In addition, the holders of the Preferred Shares are entitled to elect three members of the Company’s Board of Directors by an affirmative vote or consent of the holders of at least a majority of the outstanding Preferred Shares, voting together as a single class.  The Preferred shares also carry certain other rights, including the right to block certain actions of the Company unless such actions are approved by a vote of the holders of the Preferred Shares voting together as a single class, anti-dilution provisions, and other rights and preferences commonly associated with preferred shares.

The issuance of the Preferred Shares was conducted in reliance upon exemptions from registration under the Securities Act including, without limitation, those under Regulation D promulgated under the Securities Act.  The Preferred Shares were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 under the Securities Act.

Cash Requirements

Over the course of the next 12 months, we will require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans, and
•	fund research and development efforts.

We expect to fund these and other cash requirements with cash provided by operations, our Revolving Credit Facility, and other debt facilities, as well as with existing cash.  We will also utilize funding provided by the issuances of Series A Convertible Preferred Stock.  Based on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which we operate, our business plan projects that we will likely require additional funding in order to meet our cash requirements for the next 12 months.  We are currently seeking to raise the additional funding; however, there can be no assurance that we will be able to raise sufficient funds, or on a timely basis, to meet all our cash requirements.

We cannot predict with certainty the cash and other ongoing operational requirements for our proposed plans as market conditions, competitive pressures, regulatory requirements, and customer requirements can change rapidly.  If we are unable to generate cash from operations at currently estimated levels, or if our access to new borrowings under our debt agreements is constrained, or if we cannot raise the additional funds we deem to be necessary, our ability to execute our operational plans could be adversely impacted.  In such an event, we will take such actions as we can to address any liquidity shortfall, including but not limited to spending reductions and cash management actions; however, there can be no assurance that such actions will be sufficient to allow us to fully execute our operating plan or meet our cash requirements over the next 12 months.

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

Assessment of Future Liquidity and Results of Operations

Liquidity.  To assess our ability to fund ongoing operating requirements over the next 12 months, we developed assumptions regarding our business plan, projected operating cash flow, anticipated capital expenditures, and availability under our various existing credit facilities.  Critical sources of funding, and key assumptions include:

•	our cash of $485,332 (including $438,441 of restricted cash) as of September 30, 2009,
•	$1 million in concessions we negotiated with certain of our unsecured creditors, as well as deferred payment schedules we agreed with a number of these, and other, unsecured creditors,
•	approximately $1.1MM in short-term, unsecured bridge financing,
•
the continued availability of funding from the Revolving Credit Facility and our other existing credit facilities to supplement our internally-generated cash flow.  As of November 5, 2009, we had approximately $764,000 in unrestricted cash on hand and remaining availability under the Revolving Credit Facility.  The amount available under the Revolving Credit Facility varies from day to day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels,

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates.  As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and short-term investments, and the value of those investments.  Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income.  The interest payable to our lenders is determined in part based on variable interest rates and, therefore, is affected by changes in market interest rates.  Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon. Total liabilities outstanding at September 30, 2009 under our credit facilities and capital leases were approximately $7.5 million.  Based on amounts borrowed as of September 30, 2009, we would have a resulting decline in future annual earnings and cash flows of approximately $75,000 for every one percentage point increase in our lending rates.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

During the three months ended September 30, 2009, there have not been any material changes in risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between October 16, 2009 and October 21, 2009, the Company issued 750 shares of Series A Convertible Preferred Stock in exchange for $599,979 in cash and 24,000 shares of the Company’s common shares pursuant to agreements by and between the Company and Alpha Capital Anstalt, Optimal Joy Limited, Joint Glory International Limited, and New Finance Asset Limited.

The Additional Series A Shares carry certain rights, preferences, and designations, including the right to convert each Additional Series A Share into 5,000 shares of the Company’s common stock.  Each Additional Series A Share has an original issue price of $1,000.  In addition, the Additional Series A Shares were issued with a total of 750 warrants (the “Warrants”) to purchase additional Additional Series A Shares at an exercise price of $1,250 per Additional Series A Share.  The exercise period for the Warrants expires five years from the date of issuance.  The holders of the Additional Series A Shares are entitled to receive cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 8% of the original issue price per annum, and are entitled to participate pro rata in any dividends paid on the Company’s common stock on as as-if-converted basis.  In the event of a sale, liquidation, or other winding up of the Company, the holders of the Additional Series A Shares are entitled to receive in preference to the holders of the Company’s common stock a per share amount equal to the greater of (i) 1.5 times the original issue price, plus any accrued but unpaid dividends or (ii) the amount that the holder of a Additional Series A Share would otherwise receive in such event on an as-converted to common stock basis.  The holders of the Additional Series A Shares will vote along with holders of the Company’s common stock on an as-if-converted basis.  Each Additional Series A Share shall have a number of votes equal to the number of shares of the Company’s common stock then issuable upon conversion of such Additional Series A Share.

In addition, the holders of the Additional Series A Shares, along with other existing holders of Series A Convertible Preferred Stock, are entitled to elect three members of the Company’s Board of Directors by an affirmative vote or consent of the holders of at least a majority of the outstanding Preferred Shares, voting together as a single class.  The Preferred Shares also carry certain other rights, including the right to block certain actions of the Company unless such actions are approved by a vote of the holders of the Preferred Shares voting together as a single class, anti-dilution provisions, and other rights and preferences commonly associated with preferred shares.

The issuance of the Additional Series A Shares was conducted in reliance upon exemptions from registration under the Securities Act including, without limitation, those under Regulation D promulgated under the Securities Act.  The Additional Series A Shares were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 under the Securities Act.

Proceeds from the issuance of the Additional Series A Shares will be used for general corporate purposes including but not limited to the payment of fixed expenses and payments to vendors of goods and services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.3	Certificate of Amendment to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.4	Certificate of Change to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.6	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.7	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Item 15 of Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009)
3.8	Amendment to Bylaws of the Registrant (incorporated by reference to Item 15 of our Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009)
10.1*	Change in Terms Agreement, effective July 19, 2009, among First National Bank, Jack. J. Walker, and the Company
10.2*	Temporary Amendment to the Loan and Security Agreement between the Company and FCC, LLC, d/b/a First Capital, effective as of September 30, 2009.
10.3*	Waiver Agreement between the Company and FCC, LLC, d/b/a First Capital, dated November 19, 2009.
10.4*	Promissory Note in favor of Lazarus Investment Partners LLLP, dated as of September 1, 2009.
10.5*	Subordination and Assignment Agreements effective September 1, 2009 among FCC, LLC, d/b/a First Capital, Lazarus Investment Partners LLLP, and the Company.
10.6*	Promissory Note in favor of Jack J. Walker, dated August 28, 2009.
10.7*	Subordination and Assignment Agreements effective August 28, 2009 among FCC, LLC, d/b/a First Capital, Jack J. Walker, and the Company.
10.8*	Promissory Note in favor of Michael S. Barish, effective September 1, 2009.
10.9*	Promissory Note in favor of Jervis B. Perkins, effective August 28, 2009.
10.10*	Subordination and Assignment Agreements effective August 28, 2009 among FCC, LLC, d/b/a First Capital, Jervis B. Perkins, and the Company.
10.11*	Promissory Note in favor of J. Michael Wolfe, September 1, 2009.
10.12*	Subordination and Assignment Agreements effective September 1, 2009 among FCC, LLC, d/b/a First Capital, J. Michael Wolfe, and the Company.
10.13*	Promissory Note in favor of H. Leigh Severance, effective September 1, 2009.
10.14*	Subordination and Assignment Agreements effective September 1, 2009 among FCC, LLC, d/b/a First Capital, H. Leigh Severance, and the Company.
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: November 19, 2009	/s/Jervis B. Perkins
By: Jervis B. Perkins
Its: Chief Executive Officer (Principal Executive Officer) and Director

Date: November 19, 2009	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: : November 19, 2009	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)