Form 10-Q
period 2009-12-31
AeroGrow International, Inc.
filed 2010-02-17
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of January 31, 2009:  12,398,249

AeroGrow International, Inc.
TAB LE OF CONTENTS
FORM 10-Q REPORT
December 31, 2009

i

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
ASSETS	(Unaudited)
Current assets
Cash	$553,463	$332,698
Restricted cash	438,507	438,331
Accounts receivable, net of allowance for doubtful accounts of $211,824 and $1,423,508 at December 31, 2009 and March 31, 2009, respectively	2,768,121	2,278,052
Other receivables	164,905	332,059
Inventory	5,158,972	8,350,135
Prepaid expenses and other	489,924	565,454
Total current assets	9,573,892	12,296,729
Property and equipment, net of accumulated depreciation of $2,322,608 and $1,675,148 at December 31, 2009 and March 31, 2009, respectively	1,195,201	1,768,369
Other assets
Intangible assets, net of $5,898 and $3,515 of accumulated amortization at December 31, 2009 and March 31, 2009, respectively	268,476	231,590
Deposits	173,840	110,776
Deferred debt issuance costs, net of accumulated amortization of $420,356 and $243,937 at December 31, 2009 and March 31, 2009, respectively	112,806	201,726
Total other assets	555,122	544,092
Total assets	$11,324,215	$14,609,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current portion - long-term debt	$4,052,697	$1,099,060
Current portion - long-term debt-related party	672,558	-
Accounts payable	3,874,286	8,338,559
Accrued expenses	1,413,497	2,318,670
Customer deposits	459,869	246,728
Deferred rent	44,901	57,283
Total current liabilities	10,517,808	12,060,300
Long-term debt, net of current portion	1,442,502	5,547,144
Long-term debt-related party, net of current portion	-	1,233,371
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 7,586 and -0- shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	8	-
Common stock, $.001 par value, 75,000,000 shares authorized, 12,398,249 and 13,342,877 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	12,398	13,343
Additional paid-in capital	52,830,750	45,696,630
Accumulated (deficit)	(53,479,251)	(49,941,598)
Total stockholders' equity (deficit)	(636,095)	(4,231,625)

Total liabilities and stockholders' equity (deficit)	$11,324,215	$14,609,190

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Nine Months ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue
Product sales	$7,939,248	$11,010,885	$14,204,890	$31,585,896

Operating expenses
Cost of revenue	4,830,387	7,558,322	8,970,748	19,271,470
Research and development	318,046	703,133	610,598	1,845,326
Sales and marketing	2,369,726	4,704,912	4,777,624	11,030,524
General and administrative	864,105	2,037,797	3,719,147	5,458,622
Total operating expenses	8,382,264	15,004,164	18,078,117	37,605,942

(Loss) from operations	(443,016)	(3,993,279)	(3,873,227)	(6,020,046)

Other (income) expense, net
Interest (income)	(94)	(939)	(235)	(2,443)
Interest expense	259,864	409,882	644,618	783,598
Other (income)	7,881	-	(979,957)	-
Total other (income) expense, net	267,651	408,943	(335,574)	781,155

Net (loss)	$(710,667)	$(4,402,222)	$(3,537,653)	$(6,801,201)

Net (loss) per share, basic and diluted	$(0.06)	$(0.35)	$(0.28)	$(0.56)

Weighted average number of common shares outstanding, basic and diluted	12,398,249	12,546,780	12,618,432	12,250,693

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss)	$(3,537,653)	$(6,801,201)
Adjustments to reconcile net (loss) to cash provided (used) by operations:
Issuance of common stock and options under equity compensation plans	418,825	538,552
Issuance of warrants related to debt	29,802	-
Depreciation and amortization expense	649,843	655,443
Allowance for bad debt	(1,211,684)	(333,752)
Amortization of debt issuance costs	176,420	166,250
Gain on forgiveness of accounts payable	(807,310)	-
Change in assets and liabilities:
(Increase) decrease in accounts receivable	721,615	(3,419,083)
Decrease in other receivable	167,154	197,056
(Increase) decrease in inventory	3,191,163	(6,352,978)
(Increase) decrease in other current assets	75,530	(123,692)
(Increase) in prepaid debt issuance costs	-	(423,527)
(Increase) in deposits	(63,064)	-
Increase (decrease) in accounts payable	(1,227,923)	5,810,465
Increase (decrease) in accrued expenses	(905,173)	2,089,531
Increase in accrued interest	75,965	-
(Decrease) in accrued interest-related party	(15,813)	-
Increase in customer deposits	213,141	240,055
(Decrease) in deferred rent	(12,382)	(4,502)
Net cash (used) by operating activities	(2,061,544)	(7,761,383)
Cash flows from investing activities:
Increase in restricted cash	(176)	(345,323)
Purchases of equipment	(74,292)	(635,089)
Patent expenses	(39,269)	(187,575)
Net cash (used) by investing activities	(113,737)	(1,167,987)
Cash flows from financing activities:
(Increase) in prepaid debt issuance costs	(87,500)	-
(Decrease) in amount due to factor	-	(1,480,150)
Proceeds from long-term debt borrowings	11,010,924	8,822,948
Proceeds from long-term debt borrowings-related party	655,000	-
Repayment of long-term debt borrowings	(13,538,418)	-
Proceeds from exercise of warrants	-	898,289
Proceeds from the exercise of stock options	20	51,643
Proceeds from the issuance of preferred stock	4,441,537	-
Principal payments on capital leases	(85,517)	(88,971)
Net cash provided (used) by financing activities	2,396,046	8,203,759
Net increase (decrease) in cash	220,765	(725,611)
Cash, beginning of period	332,698	1,559,792
Cash, end of period	$553,463	$834,181

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$485,951	$354,825
Income taxes paid	$--	$--
Proceeds from capital lease	$--	$--
Conversion of related party debt to equity	$1,200,000	$--
Conversion of accounts payable to equity	$1,043,000	$--
Increase of notes receivable for equity	$139,000	$--
Increase of notes receivable, related party for equity	$762,000	$--
Decrease of notes receivable, related party for equity as debt payment	$150,000	$--
Modification of accrued expenses to equity	$89,000	$--
Modification of accounts payable to long-term debt	$1,386,040	$--
Common Stock returned upon issuance of preferred shares	$949	$--

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

The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems designed and priced to appeal to the consumer gardening, cooking, and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities.  In December 2005, the Company commenced pilot production of its AeroGarden system and in March 2006, began shipping these systems to retail and catalogue customers.  The Company manufactures, distributes, and markets over 11 different models of its AeroGarden systems in multiple colors, as well as over 50 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue, and direct-to-consumer sales in the United States as well as selected countries in Europe, Asia, and Australia.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2009, the results of operations for the three and nine months ended December 31, 2009 and 2008, and the cash flows for the nine months ended December 31, 2009 and 2008.  The results of operations for the three and nine months ended December 31, 2009, are not necessarily indicative of the expected results of operations for the full year or any future period.  The balance sheet as of March 31, 2009, is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the nine months ended December 31, 2009 of $3,537,653.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s revolving credit facility and other debt arrangements.  To supplement these sources of funding, the Company is currently seeking to raise the additional funds necessary to support the cash requirements of its short term and long term operating plans.  In the event additional funds are not raised in sufficient amounts or on a timely basis, the Company projects that its current sources of funding are sufficient to support its operations, without taking actions to reduce its scale of operations, for approximately three to four months.  In the event the Company takes actions to reduce its scale of operations, there can be no assurance that such actions will be sufficient, or on a timely basis, to allow the Company to meet its liquidity requirements.  The Company’s liquidity projections are predicated on a variety of assumptions including, but not limited to, access to sufficient funding, the level of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which the Company operates.  There can be no assurances that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its plan.

As discussed below in Note 4 to the Condensed Financial Statements, the Company is not in compliance with certain debt covenants under its revolving credit facility.  The lender has agreed to temporarily forbear its rights related to the covenant non-compliance.  In order to raise additional capital, the Company may need to seek additional waivers and/or forbearances from its lenders.  Moreover, the amount available under the revolving credit facility varies from day to day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels.  There can be no assurance that the Company will have access to sufficient capital, under its revolving credit facility or from other sources, to enable it to meet its short-term cash requirements.

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

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with ASC 260 (prior authoritative guidance:  Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98).  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation.

Concentrations of Risk
ASC 825-10-50-20 (prior authoritative guidance:  SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash and accounts receivable.

Customers:
The Company maintains a credit insurance policy on many of its trade accounts receivables. For the three months ended December 31, 2009, the Company had three customers who represented 20.2%, 8.5%, and 5.1% of the Company’s net product sales.  For the three months ended December 31, 2008, the Company had one customer who represented 10.7% of the Company’s net product sales.  For the nine months ended December 31, 2009, the Company had three customers who represented 16.1%, and 7.9% and 5.6% of net product sales.  For the nine months ended December 31, 2008, the Company had one customer who represented 12.0% of net product sales.

Suppliers:
The Company maintains a credit insurance policy on many of its trade accounts receivables.  For the three months ended December 31, 2009, the Company had three customers who represented 20.2%, 8.5%, and 5.1% of the Company’s net product sales.  For the three months ended December 31, 2008, the Company had one customer who represented 10.7% of the Company’s net product sales.  For the nine months ended December 31, 2009, the Company had three customers who represented 16.1%, and 7.9% and 5.6% of net product sales.  For the nine months ended December 31, 2008, the Company had one customer who represented 12.0% of net product sales.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Fair Value of Financial Instruments
The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at December 31, 2009 and March 31, 2009 due to the relatively short-term nature of these instruments.  In February 2008, the FASB issued ASC 820-10-55 (prior authoritative guidance: FSP 157-2/Statement 157, Fair Value Measurements).  ASC 820-10-55 delayed the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On April 1, 2008 the Company adopted the portion of ASC 820-10-55 that was not delayed as it applies to non-financial assets and liabilities.  As a result of the delay, ASC 820-10-55 was applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. ASC 820-10-55 defines fair value as the price that would be received upon the sale of  an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).  ASC 820-10-55 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable.  The three levels of the ASC 820-10-55 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets. or liabilities.
Level 3:	Unobservable inputs.

As of December 31, 2009 and March 31, 2009, the Company did not have any financial assets or liabilities that were required to be adjusted to their fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts.  The Company uses the allowance method to account for uncollectible accounts receivable.  The Company also maintains a credit insurance policy which insures against losses from most retailer accounts.  The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $211,824 and $1,423,508 at December 31, 2009 and March 31, 2009, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions and for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor.  This reserve is equal to 5% of the credit card sales processed during the previous six months.  As of December 31, 2009 and March 31, 2009, the balance in this reserve account was $164,905 and $332,059, respectively.

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

	December 31,	March 31,
	2009	2009
Finished goods	$4,129,514	$6,799,996
Raw materials	1,029,458	1,550,139
	$5,158,972	$8,350,135

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of December 31, 2009 and March 31, 2009, the Company had reserved $170,134 and $335,705, respectively, for inventory obsolescence.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists as determined by the following factors: a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $3,201 and $430 of revenue as of December 31, 2009 and December 31, 2008, respectively, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct-to-consumer sales, because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. The Company also did not record $1,139 and $131 as of December 31, 2009 and December 31, 2008, respectively, of product costs associated with the foregoing revenue because the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods.  The 36-day trial period is only offered from time to time by the Company.  The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $459,869 and $475,112 of revenue as of December 31, 2009 and December 31, 2008, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods.  Deferred payments for these goods are charged to Customer Deposits.  The Company also deferred, as of December 31, 2009 and December 31, 2008, recognition of $307,798 and $196,395, respectively, of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At December 31, 2009 and December 31, 2008, the Company had accrued $347,860 and $698,130, respectively, as its estimate for the foregoing deductions and allowances.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with the ASC 340-20-25 (prior authoritative guidance: Statement of Position (“SOP”) No. 93-7, Reporting on Advertising Costs).  ASC 340-20-25 requires companies to report direct response advertising costs as assets and amortize them over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of December 31, 2009 and December 31, 2008, the Company had deferred $38,869 and $359,665, respectively, related to such media costs. Advertising expenses for the three and nine months ended December 31, 2009 were $1,221,286 and $1,870,455, respectively, and for the three and nine months ended December 31, 2008 were $2,094,269 and $3,911,012, respectively.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $61,621and $69,587, as of December 31, 2009 and March 31, 2009, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided an allowance to cover returned goods, usually in the 1% to 2% range, that is deducted from payments from such customers. As of December 31, 2009 and March 31, 2009, the Company has recorded a reserve for customer returns of $147,282 and $101,743, respectively.

New Accounting Pronouncements

In January 2010, the FASB issued a new accounting standard which updates some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.”  The majority of the provisions of this update are effective for interim and annual reporting periods beginning after December 15, 2009.  We do not expect the adoption will have a material impact on our financial statements.

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

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (prior authoritative guidance: SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles).  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative GAAP for SEC registrants.  The standard is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial position

In May 2009, the FASB issued ASC 855, Subsequent Events (prior authoritative guidance: SFAS No. 165, Subsequent Events). ASC 855 establishes general accounting standards and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This Statement is effective for interim and annual periods ending after June 15, 2009, and as such, adopted this standard in the first quarter of our fiscal year ending March 31, 2010.  The adoption of ASC 855 did not have a material effect on our financial position, results of operations or cash flows.  We have performed an evaluation of subsequent events through February 17, 2010, which is the date the financial statements were issued.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments (prior authoritative guidance: Financial Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825-10-65 requires disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  ASC 825-10-65 enhances consistency in financial reporting by increasing the frequency of fair value disclosures and is effective for interim and annual period ending after June 15, 2009, and is to be applied prospectively.  The adoption of ASC 825-10-65 did not have a material impact on our financial statements.

In October 2008, the FASB issued ASC 820-10-35-15A (prior authoritative guidance: FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active), which clarifies the application of ASC 820 when the market for a financial asset is inactive. Specifically, ASC 820-10-35-15A clarifies how (1) the internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.  The guidance in ASC 820-10-35-15A was effective immediately.  The adoption of ASC 820-10-35-15A did not have a material effect on our financial statements.

In May 2008, the FASB issued ASC 944-20 (prior authoritative guidance: SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60).  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  ASC 944-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 944-20 did not have a material impact on our financial position.

In March 2008, the FASB issued ASC 815-10-50 (prior authoritative guidance: SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133).  ASC 815-10-50 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments, and related hedged items under ASC 815-10-50 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of ASC 815-10-50 did not have a material impact on our financial position disclosures.

In December 2007, the FASB issued ASC 805 (prior authoritative guidance: SFAS No. 141(R), Business Combinations), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning on or after January 1, 2009, and is to be applied prospectively.  The adoption of ASC 805 did not have a material impact on our financial position.

In December 2007, the FASB issued ASC 810-10 (prior authoritative guidance: SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. ASC 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC 810-10 is effective for fiscal years beginning on or after January 1, 2009.  The adoption of ASC 810-10 did not have a material impact on our financial position.

In February 2007, the FASB issued ASC 825-10 (prior authoritative guidance: SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 157).  The Company adopted ASC 825-10 beginning April 1, 2008. The adoption of ASC 825-10 did not have a material effect on our financial position.

3.	Capital Lease Obligations

As of December 31, 2009 the Company has $43,856 of capitalized lease obligations for computer equipment, licensed software, and factory equipment due on various dates through November 2010.  The interest rates range from 12% to 15% per annum.  These lease obligations are collateralized by the related assets with a net book value of $67,141 as of December 31, 2009. In addition, the Company has recorded  a security deposit of $48,180, which will be released upon the achievement of certain financial requirements.  The leases also required $4,529 in prepaid rents.

4.	Long Term Debt and Current Portion – Long Term Debt

First National Loan

On May 19, 2008, the Company and Jack J. Walker, then one of the Company’s directors and now the Company’s Chairman and CEO, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank (the “FNB Loan Agreement”) for a loan to the Company in a principal amount of up to $1,000,000 (the “FNB Loan”).  The Company agreed, among other things, that while the FNB Loan Agreement is in effect, the Company will not (without FNB's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000, and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets (except as specifically allowed); or (iii) sell with recourse any of the Company’s accounts, except to FNB. In the event of a default under the FNB Loan, at FNB's option, all indebtedness owed under the FNB Loan will become immediately due and payable.  The FNB Loan had an initial maturity date of May 19, 2009.

On May 19, 2009, the Company, Mr. Walker, and FNB entered into a Change in Terms Agreement (the “First Change in Terms Agreement”), extending the maturity of the FNB Loan until July 19, 2009, and increasing the interest rate from the Wall Street Journal Prime Rate plus 0.50% floating to the Wall Street Journal Prime Rate plus 2.0% floating, with a floor interest rate of 5.50%.

On August 28, 2009, the Company, Mr. Walker, and FNB entered into a second Change in Terms Agreement (the “Second Change in Terms Agreement”) extending the maturity of the FNB Loan to November 30, 2009.  The Second Change in Terms Agreement increased the interest rate to a fixed rate effective July 19, 2009, of 7% per annum, and provided for principal payments of $100,000 and a loan origination payment of $2,500 at closing of the Second Change in Terms Agreement and then principal payments of $50,000, $50,000, and $100,000 on August 31, 2009, September 30, 2009, and October 31, 2009, respectively.  The terms and conditions of the Second Change in Terms Agreement were consented to by FCC, LLC d/b/a First Capital (“FCC”), the Company’s senior lender, in accordance with the Subordination and Intercreditor Agreement by and among FNB, FCC, and the Company (the “Subordination Agreement”).  The Company is prohibited from making principal payments against the FNB Loan, including scheduled principal payments, unless and until such time as FCC provides its consent or such time as the Company’s liquidity position exceeds certain thresholds defined in the Subordination Agreement.

At closing of the Second Change in Terms Agreement on August 31, 2009, the Company made the scheduled $100,000 principal payment with the consent of FCC.  Principal payments totaling $200,000 that were due during the term of the Second Change in Terms Agreement were made by Mr. Walker to FNB because FCC did not consent to the Company making such payments.  The first $150,000 of payments made by Mr. Walker were recorded by the Company as an offset to a $150,000 receivable due from Mr. Walker.  Effective as of November 20, 2009, the Company executed a promissory note in favor of Mr. Walker for the remaining $50,000.  The promissory note matured on February 1, 2010 and carries an interest rate of 20% per annum.  As of February 1, 2010, Mr. Walker agreed to extend the maturity date of this promissory note to April 30, 2010.  No principal or interest payments have been made against this promissory note to date.  As of December 31, 2009, $51,123 was outstanding under the promissory note, including accrued interest.

As of February 16, 2010, Mr. Walker made an additional $208,439 principal and interest payment to FNB, reducing the outstanding principal balance on the FNB Loan to $500,000.  Effective as of the same date, the Company executed a promissory note for $208,439 in favor of Mr. Walker having a maturity date of April 30, 2010 and carrying an interest rate of 20% per annum.

As of the date of this report, the Company, Mr. Walker and FNB are negotiating the terms of an extension to the maturity date of the FNB Loan.  FNB has informed the Company and Mr. Walker that it has approved an extension of the loan’s maturity date to March 31, 2010 subject to the completion and acceptance of appropriate documentation.  Under the terms of an intercreditor subordination agreement between the Company, FNB, FCC, and Mr. Walker, the Company is unable to make scheduled payments against the FNB Loan without the consent of FCC.  Such consent has not been provided.  Under the terms of the intercreditor subordination agreement, FNB is prohibited from exercising any rights or remedies with respect to AeroGrow or any collateral until such time as the FCC Revolving Credit Facility has been paid in full.

As of December 31, 2009, $704,219 in loans were outstanding under the FNB Loan, including accrued interest.

WLLC Loan Agreement

On May 22, 2008, the Company entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLLC Loan Agreement provided for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”).  The Company granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets granted to FCC and FNB.  The WLLC Loan had an initial maturity date of April 1, 2009.  Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by former officers and former directors of the Company.

On May 19, 2009, Mr. Walker, WLLC, and the Company entered into a Loan Extension Agreement (the “Loan Extension Agreement”) effective April 1, 2009, extending the maturity date of the WLLC Loan until June 30, 2009.  The Company paid WLLC $5,000 in consideration for the loan extension.  The balance of principal due on the WLLC Loan as of May 19, 2009, was $1,200,000.

On June 30, 2009, the principal outstanding under the WLLC Loan Agreement totaling $1,200,000 was converted to 1,200 shares of Series A Convertible Preferred Stock, and the WLLC Loan Agreement was terminated.

Revolving Credit Facility

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC (the “FCC Loan Agreement”) for a revolving credit facility up to a maximum amount of $12,000,000 (the “Revolving Credit Facility”) to fund working capital requirements.  The actual amount available for borrowing under the Revolving Credit Facility is limited at any given time to the sum of a percentage of eligible inventory and a percentage of eligible accounts receivable, each as defined in the FCC Loan Agreement.

The Revolving Credit Facility has an initial termination date of June 23, 2010, with one-year renewals thereafter, unless prior written notice is provided by either party.  Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  As collateral for the Revolving Credit Facility, the Company granted FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.

As of December 31, 2008, the Company was not in compliance with three covenants under the FCC Loan Agreement.  Effective as of January 31, 2009, FCC and the Company executed a forbearance agreement related to the FCC Loan Agreement (the “Forbearance Agreement”).  Pursuant to the terms of the Forbearance Agreement, FCC agreed to forbear its rights and remedies under the FCC Loan Agreement and related documents with respect to any existing defaults under the FCC Loan Agreement (the “Existing Defaults”) until the earlier of June 30, 2009, or the date of occurrence of a default other than the Existing Defaults.  The Forbearance Agreement also increased the Company’s ability to borrow against inventory and accounts receivable during the term of the Forbearance Agreement (the “Additional Borrowing Capacity”).  In return for FCC providing the forbearance period and the Additional Borrowing Capacity, the Company agreed to pay FCC a $25,000 forbearance fee (in five monthly installments), an amendment fee equal to 1.5% per month on the average utilization of the Additional Borrowing Capacity, and issue to FCC a minimum of 250,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  Simultaneously with the execution of the Forbearance Agreement, Mr. Walker provided a $1 million guarantee against certain liabilities under the FCC Loan Agreement.  As compensation for providing the guarantee, the Company issued to Mr. Walker 50,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.

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

As of July 1, 2009, FCC, AeroGrow, and Jack J. Walker, as guarantor, executed an amendment to the FCC Loan Agreement (the “Third FCC Amendment”).  The Third FCC Amendment reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the Third FCC Amendment re-set the formulas for determining the borrowing base against which the Company can borrow.  The Third FCC Amendment also changed the definition of Base Rate to the greater of (a) the Prime Rate, or (b) LIBOR plus 3.25%, and increased the interest rate to Base Rate plus 4.0%.  The Third FCC Amendment provides for a $30,000 success fee to be paid by the Company to FCC on April 30, 2010.  In addition, the Third FCC Amendment replaces a minimum borrowing fee with a fee calculated as 0.50% per annum of the daily average unused portion of the Revolving Credit Facility, payable monthly in arrears.  Finally, the Third FCC Amendment increased the annual facility fee to 1.0% of the maximum amount of the Revolving Credit Facility, from 0.75%.  The Company paid Mr. Walker a $25,000 fee as compensation for providing the guarantee associated with the Third FCC Amendment.  The Third FCC Amendment did not change the original due date of June 23, 2010, with one year renewals, thereafter, unless prior written notice is provided by either party.

On October 8, 2009, the Company and FCC executed a temporary amendment to the FCC Loan Agreement, effective as of September 30, 2009, that delayed a reduction in the advance rate against inventory from 80% to 70%, originally scheduled to take effect on October 1, 2009, until November 15, 2009.

As of September 30, 2009, the Company was not in compliance with the minimum fixed charge coverage covenant under the revised FCC Loan Agreement.  On November 19, 2009, FCC and the Company executed a Waiver Agreement to the FCC Loan Agreement (the “Waiver Agreement”).  The Waiver Agreement waived the covenant violations as of September 30, 2009.  FCC charged the Company a $10,000 waiver fee.

As of December 31, 2009, the Company was not in compliance with the minimum fixed charge coverage and minimum tangible net worth covenants under the revised FCC Loan Agreement.  As of February 15, 2010, the Company, FCC, and Jack J. Walker, as guarantor, executed a Forbearance Agreement and Fourth Amendment, (the “Fourth Amendment”), in which FCC agreed to forbear from exercising its rights and remedies with regard to the Company’s non-compliance with financial covenants until April 30, 2010, if no other defaults occurred.  The Fourth Amendment increased the advance rate against eligible inventory from 50% to 60% until April 30, 2010, and reduced the maximum amount of the Revolving Credit Facility to $2.25 million until March 19, 2010, and then to $2.0 million thereafter.  In connection with the Fourth Amendment, FCC permitted AeroGrow to borrow up to $600,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Loan Agreement, with such additional borrowing to be repaid by April 30, 2010.  The Fourth Amendment provided for a $500 per day forbearance fee, with such fee to be payable on the earlier of April 30, 2010 or the date on which loans under the Revolving Credit Facility are repaid in full.  Simultaneous with the execution of the Fourth Amendment, Mr. Walker provided a $1.5 million guarantee against certain liabilities under the FCC Loan Agreement.

As of December 31, 2009, loans totaling $2,818,837 were outstanding, including accrued interest, under the Revolving Credit Facility.  Also as of December 31, 2009, there was approximately $240,000 in additional borrowing capacity available under the Revolving Credit Facility.  As of February 17, 2010, there was a $1,538,792 loan balance outstanding under the Revolving Credit Facility, and an estimated remaining availability of approximately $710,000.  However, the amount available under the Revolving Credit Facility varies from day to day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels.

Mainpower Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“MainPower”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, MainPower agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to MainPower in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from MainPower.  The Promissory Note has a final maturity of June 30, 2011, and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.  Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.  As of December 31, 2009, the outstanding balance under the Promissory Note totaled $1,442,502, including accrued interest.

Bridge Financing

On August 28 through September 1, 2009, the Company entered into bridge financing arrangements totaling $500,000 (the “Bridge Loans”) with six lenders (the “Lenders”) as detailed in the table below.  The Bridge Loans are unsecured, subordinated to loans made to the Company by FCC, and bear interest at 15% per annum.  The Company issued 500,000 warrants to purchase common shares of the Company to the Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

The Bridge Loans were originally scheduled to mature on November 16, 2009; however, no principal payments have been made by the Company to-date because FCC has not provided the consent required under the terms of the intercreditor subordination agreements executed by the Company, the Lenders, and FCC.  Interest totaling $15,822 was paid to the Lenders during the three months ended December 31, 2009.  As of December 31, 2009, $509,247 was outstanding under the Bridge Loans, including accrued interest.

Lender	Current Relationship to the Company	Bridge Loan Amount	Date of Loan	Warrants Issued to Lender
Lazarus Investment Partners LLLP	Greater than 10% beneficial owner	$250,000	September 1, 2009	250,000
Jack J. Walker	Chairman and CEO, director, greater than 10% beneficial owner	$100,000	August 28, 2009	100,000
Michael S. Barish	Director, greater than 10% beneficial owner	$75,000	September 1, 2009	75,000
Jervis B. Perkins	Former Chief Executive Officer, current director, and greater than 10% beneficial owner	$25,000	August 28, 2009	25,000
J. Michael Wolfe	Chief Operating Officer and greater than 10% beneficial owner	$25,000	September 1, 2009	25,000
H. Leigh Severance	Greater than 10% beneficial owner	$25,000	September 1, 2009	25,000

Between October 30 and November 9, 2009, the Company entered into additional bridge financing arrangements totaling $580,000 (the “Additional Bridge Loans”) with five lenders (the “Additional Lenders”) as detailed in the table below.  The Additional Bridge Loans are unsecured, subordinated to loans made to the Company by FCC, and mature on February 1, 2010, and bear interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the Additional Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  One of the Additional Bridge Loans in the principal amount of $180,000 is guaranteed by Jack J. Walker, the Company’s Chairman and CEO.

The Bridge Loans were originally scheduled to mature on February 1, 2010; however, no principal payments have been made by the Company to-date because FCC has not provided the consent required under the terms of the intercreditor subordination agreements executed by the Company, the Lenders, and FCC.  No interest had been paid to the Lenders as of December 31, 2009.  As of December 31, 2009, $597,973 was outstanding under the Bridge Loans, including accrued interest.

Lender	Current Relationship to the Company	Bridge Loan Amount	Date of Loan	Warrants Issued to Lender
Lazarus Investment Partners LLLP	Greater than 10% beneficial owner	$200,000	November 9, 2009	200,000
Grad Wurn LLC	None	$180,000	November 1, 2009	180,000
Michael S. Barish	Director, greater than 10% beneficial owner	$100,000	November 4, 2009	100,000
Jervis B. Perkins	Former Chief Executive Officer, current director, and greater than 10% beneficial owner	$50,000	October 30, 2009	50,000
J. Michael Wolfe	Chief Operating Officer and greater than 10% beneficial owner	$50,000	November 5, 2009	50,000

5.	Equity Compensation Plans

In September 2009, the Company reset the exercise price of certain employee stock options issued under the Company’s 2005 Equity Compensation Plan.  The exercise price on options to purchase 1,193,973 shares was reset to $0.12 per share, the closing price of the Company’s common stock on September 10, 2009 (the “Exchange”).  The vesting schedules were not impacted by the reset.  The reset resulted in the recognition of a modification charge of $48,639 in the quarter ended September 30, 2009 for vested shares and an additional $8,394 will be recognized over the remaining vesting periods of the reset options.  The options subject to the price reset were deemed to be cancelled and reissued as of September 10, 2009.  In effect, the price reset was treated as an exchange of outstanding options for newly granted options.  Therefore, any discussion of the number of options granted and cancelled/expired, in this Note 5 includes 1,193,973 options granted and canceled in connection with the Exchange.

For the three months ended December 31, 2009, the Company granted 25,000 options to purchase the Company’s common stock at an exercise price of $0.14 per share under the 2005 Plan.  For the three months ended December 31, 2008, the Company granted 23,160 options to purchase the Company’s common stock at an exercise price of $2.86 per shares under the 2005 Plan.

For the nine months ended December 31, 2009, the Company granted 1,644,973 options to purchase the Company’s common stock at exercise prices ranging from $0.07 to $0.14 per share under the 2005 Plan.  For the nine months ended December 31, 2008, the Company granted 634,070 options to purchase the Company’s common stock at exercise prices ranging from $1.25 to $2.96 per share under the 2005 Plan.

During the three months ended December 31, 2009, there were 286,118 options that either were cancelled or expired and 0 shares of common stock issued upon exercise of outstanding stock options under the 2005 plan equity compensation plan.  During the three months ended December 31, 2008, there were 126,257 options to purchase common stock forfeited and 21,040 shares of common stock were issued upon exercise of outstanding stock options under the Company’s equity compensation plans.

During the nine months ended December 31, 2009, there were 1,577,829 options that either were cancelled or expired and 4,075 shares of common stock issued upon exercise of outstanding stock options under the 2005 Plan.  During the nine months ended December 31, 2008, 140,889 options to purchase common stock were forfeited and 43,576 options were exercised.

As of December 31, 2009, the Company had granted options for 982,746 shares of the Company’s common stock that are unvested that will result in $145,551 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2009 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	2,616,215	3.57	$0.14		1,633,469	3.15	$0.14
Over $0.50 to $2.50	-	-	$-		-	-	$-
Over $2.50 to $5.00	2,290	3.25	$2.96		2,290	3.25	$2.96
Over $5.00 to $5.50	438,637	1.23	$5.00		438,637	1.23	$5.00
Over $5.50	25,000	2.22	$5.90		25,000	2.22	$8.73
	3,082,142	3.23	$0.88	$34,174	2,099,396	2.74	$1.26	$24,827

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, December 31, 2009.

6.	Income Taxes

In September 2006, the FASB issued ASC 740 (prior authoritative guidance: FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes and SFAS No. 109, Accounting for Income Taxes). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted ASC 740 on April 1, 2007.  As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits.  At the adoption date of April 1, 2007, the Company had no unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.  It is possible that the Company’s unrecognized tax benefit may change; however, the Company does not expect any such change to be material.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized.  As of December 31, 2009 and March 31, 2009, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

7.	Related Party Transactions

See Note 4, Long Term Debt and Current Portion-Long Term Debt for further disclosure of related party transactions.

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

The issuance of the Series A Shares was conducted in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Series A Shares were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 under the Securities Act.  The investors purchasing the Series A Shares included AeroGrow directors, executive management, institutional investors, trade partners of the Company, and high net worth individuals.  Proceeds from the issuance of the Series A Shares will be used for general corporate purposes, including but not limited to the payment of fixed expenses, refinancing existing debt arrangements, and payments to vendors of goods and services.

A summary of the Company’s common stock warrant activity for the period from April 1, 2009, through December 31, 2009, is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, April 1, 2009	5,415,742	$5.76
Granted	1,080,000	$.25
Exercised	--	$--
Expired/Forfeited	462,352	$2.00
Outstanding, December 31, 2009	6,033,390	$5.06

      As of December 31, 2009, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life
1,080,000	$0.25	4.76
3,200	$0.66	0.70
325,000	$1.00	4.13
132,639	$2.00	1.56
16,000	$2.07	3.50
450,000	$5.00	0.70
505,796	$6.00	1.24
1,937,299	$6.25	1.16
50,000	$6.96	2.58
746,956	$7.50	2.19
720,000	$8.00	4.68
66,500	$8.25	4.68
6,033,390	$5.06	2.55

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2009, through December 31, 2009, is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, April 1, 2009	--	$--
Granted	4,164	$1,250
Exercised	--	$--
Expired	--	$--
Outstanding, December 31, 2009	4,164	$1,250

      The warrants granted expire five years from issuance.

9.	Subsequent Event

On January 14, 2010, the Board of Directors of the Company appointed Jack J. Walker as Chief Executive Officer, in addition to his existing role as Chairman of the Company’s Board of Directors.  The Board of Directors also appointed J. Michael Wolfe as Chief Operating Officer, and John K. Thompson as Senior Vice President of Sales and Marketing on that date.

Mr. Walker replaced Jervis B. Perkins who had been the Company’s President and Chief Executive Officer since March 2008, and who left the Company effective January 15, 2010.  Mr. Perkins’ departure reflected the strategic decision by the Board of Directors to reduce the Company’s reliance on sales to retailers, an area in which Mr. Perkins had specific expertise.  Mr. Perkins will remain a director of the Company.  The estimated expense associated with his separation that will be recorded in the quarter ending March 31, 2010 is approximately $357,600.

On January 14, 2010, AeroGrow eliminated the Vice President of Sales position, reflecting the Company’s strategic decision to reduce its reliance on sales to retailers.  As a result, Jeffrey M. Brainard, who was AeroGrow’s Vice President of Sales since March 2006, and a Named Executive Officer, left the Company, effective January 15, 2010.  The estimated expense associated with Mr. Brainard’s separation that will be recorded in the quarter ending March 31, 2010 is approximately $176,600.

As of February 15, 2010, the Company, FCC, and Jack J. Walker as guarantor, executed an amendment to the Revolving Credit Facility, as more fully described in Note 4. Long Term Debt and Current Portion – Long Term Debt.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2009 and December 31, 2008. The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended December 31, 2009 (this “Quarterly Report”).  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, and our ability to obtain financing necessary to fund our future operations.  Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A (“Risk Factors”). Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in the Company’s other filings with the SEC.

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

The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems designed and priced to appeal to the consumer gardening, cooking, and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities.  In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers.  Today the Company manufactures, distributes, and markets over 11 different models of its AeroGarden systems in multiple colors, as well as over 50 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue, and direct-to-consumer sales in the United States as well as selected countries in Europe and Asia, and in Australia.

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

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2009 and March 31, 2009, the Company had reserved $170,134 and $335,705 for inventory obsolescence, respectively.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers.  Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts.  The Company uses the allowance method to account for uncollectible accounts receivable.  The Company also maintains a credit insurance policy which insures against losses from most retailer accounts. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $211,824 and $1,423,508 at December 31, 2009 and March 31, 2009, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions and for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor.  This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2009 and March 31, 2009, the balance in this reserve account was $164,905 and $332,059, respectively.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists as determined by the following factors: a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.  Accordingly, the Company did not record $3,201 and $430 of revenue as of December 31, 2009 and December 31, 2008, respectively, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct-to-consumer sales, because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. The Company also, as of December 31, 2009 and December 31, 2008, did not record $1,139 and $131 of product costs associated with the foregoing revenue because the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $459,869 and $475,112 of revenue as of December 31, 2009 and December 31, 2008, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods.  Deferred payments for these goods are charged to Customer Deposits.  The Company also deferred, as of December 31, 2009 and December 31, 2008, recognition of $307,798 and $196,395, respectively, of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At December 31, 2009 and December 31, 2008, the Company had accrued $347,860 and $698,130, respectively, as its estimate for the foregoing deductions and allowances.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with the ASC 340-20-25 (prior authoritative guidance: Statement of Position (“SOP”) No. 93-7, Reporting on Advertising Costs).  ASC 340-20-25 requires companies to report direct response advertising costs as assets and amortize them over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of December 31, 2009 and December 31, 2008, the Company had deferred $38,869 and $359,665, respectively, related to such media costs. Advertising expenses for the three and nine months ended December 31, 2009 were $1,221,286 and $1,870,455, respectively, and for the three and nine months ended December 31, 2008 were $2,094,269 and $3,911,012, respectively.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of December 31, 2009 and March 31, 2009 a provision for potential future warranty costs of $61,621and $69,587, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience.  In certain cases, customers are provided an allowance to cover returned goods, usually in the 1% to 2% range, that is deducted from payments from such customers.  As of December 31, 2009 and March 31, 2009, the Company has recorded a reserve for customer returns of $147,282 and $101,743, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue.  Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges to customers are included in sales.

Equity Compensation Plans
In December 2004, the FASB issued ASC 710-10-55 (prior authoritative guidance: FASB Statement 123(R), Share-Based Payment). Subsequently, the SEC provided for a phased-in implementation process for ASC 710-10-55, which required adoption of the new accounting standard no later than January 1, 2006. ASC 710-10-55 requires accounting for stock options using a fair-value-based method as described in such statement and recognition of the resulting compensation expense in the Company’s financial statements.  Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and related interpretations, which generally results in no employee stock option expense.  We adopted ASC 710-10-55 on January 1, 2006, and did not plan to restate financial statements for prior periods.  We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under ASC 710-10-55.

Results of Operations

Three Months Ended December 31, 2009 and December 31, 2008

Summary Overview
For the three months ended December 31, 2009, sales totaled $7,939,248, a 27.9% decrease from the same period in the prior year.  The decline in sales principally reflected a 35.1% reduction in sales to retailers, caused in part by more conservative product, procurement, and inventory management strategies being executed by major retail chains during the current year period, as well as the continuing effects of the recession, which adversely affected the levels of consumer spending on discretionary products.  In addition, we experienced a decline in the number of retail storefronts carrying our products, from more than 9,000 at December 31, 2008 to approximately 4,600 at December 31, 2009, reflecting a shift in stocking strategy by many retail chains to focus inventory investment on more traditional consumer product categories.  Our direct-to-consumer sales also declined, by 14.5% from the prior year, reflecting a 41.7% reduction in the amount of revenue-generating media spending during the period.  Overall, the effectiveness of our media improved, however, as we generated $3.41 of revenue for every dollar of revenue-generating media spent in the 2009 period, as compared to $2.32 of revenue per media dollar in 2008.  The decline in revenue was primarily reflected in sales of AeroGardens which declined by 34.8% from the prior year.  Recurring revenue from seed kit and accessories declined more modestly, by 2.1%, and increased as a percent of total revenue to 28.7% for the three months ended December 31, 2009, up from 21.1% in the prior year period.

Gross margin for the three months ended December 31, 2009 was 39.2%, as compared to 31.4% for the year earlier period.  The increase reflected a shift in revenue mix toward the higher margin direct-to-consumer channel, and toward higher margin seed kit and accessory sales.  In addition, the increase reflected a comparison to the prior year period in which we recognized approximately $1.8 million in reserves for potential markdowns and returns by our retailer customers.  These reserves reduced our net sales without impacting our cost of revenue, thereby causing a decrease in our gross margin in the prior year period.  Operating expenses other than cost of revenue were reduced $3,893,965, or 52.3%, from the prior year reflecting cost saving initiatives, reduction in media spending, and staffing reductions.

Our loss from operations totaled $443,016 for the three months ended December 31, 2009, as compared to a loss of $3,993,279 in the prior year period.  The decreased loss principally reflected the impact of the higher gross margin, combined with the significant decrease in operating expenses other than cost of revenue.

Other expense for the three months ended December 31, 2009 totaled $267,651 as compared to other expense of $408,943 in the prior year, principally reflecting a decrease in interest expense resulting from a lower average level of debt outstanding in the current year period.

The net loss for the three months ended December 31, 2009 was $710,667 as compared to a net loss of $4,402,222 in the same period a year earlier.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2009 and the three months ended December 31, 2008:

	Three Months Ended December 31,
	2009	2008
Revenue
Product sales - retail, net	46.0%	51.1%
Product sales - direct to consumer, net	52.4%	44.2%
Product sales – international	1.6%	4.7%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	60.9%	68.6%
Research and development	4.0%	6.4%
Sales and marketing	29.8%	42.7%
General and administrative	10.9%	18.5%
Total operating expenses	105.6%	136.2%
Profit/(loss) from operations	-5.6%	-36.2%

Revenue
For the three months ended December 31, 2009, revenue totaled $7,939,248, a year-over-year decrease of 27.9% or $3,071,637 from the three months ended December 31, 2008.

	Three Months Ended December 31,
Product Revenue	2009	2008
Retail, net	$3,649,483	$5,621,688
Direct to consumer, net	4,159,984	4,867,808
International	129,781	521,389
Total	$7,939,248	$11,010,885

Sales to retailer customers for the three months ended December 31, 2009, declined $1,972,205 or 35.1%, from the same period a year earlier.  The decline principally reflected more conservative product, procurement, and inventory management strategies being executed by major retail chains during the current year period and a comparison to a prior year period in which more retailer customers stocked AeroGrow products.  As of December 31, 2009 our products were carried in approximately 4,600 traditional “brick and mortar” storefronts in the United States and Canada, as compared to more than 9,000 as of December 31, 2008. Because of the impact of non-“brick and mortar” retailers, which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.  However, we did experience a decline in order rates from our key customers during the three months ended December 31, 2009.

Direct-to-consumer sales for the three months ended December 31, 2009 decreased $707,824 or 14.5%, from the prior year period.  The decrease principally reflected an approximate $930,000 reduction in the amount of television infomercials aired relative to the same period in 2008, offset by a 16% increase in catalogues mailed, and an increase in web marketing activity.  Overall, there was an increase in the media effectiveness as sales per dollar of media spending totaled $3.41 in the quarter ended December 31, 2009, as compared to $2.32 per dollar of media spending in the prior year period.

International sales for the three months ended December 31, 2009 were down $391,608 from the same period in the prior fiscal year.  Inventory levels at our international distributors remained sufficient to meet local demand for our products, limiting re-orders from these customers in the 2009 period.

Our products consist of AeroGardens and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2009 and December 31, 2008 is as follows:

	Three Months Ended December 31,
	2009	2008
Product Revenue
AeroGardens	$5,662,031	$8,683,670
Seed kits and accessories	2,277,217	2,327,215
Total	$7,939,248	$11,010,885
% of Total Revenue
AeroGardens	71.3%	78.9%
Seed kits and accessories	28.7%	21.1%
Total	100.0%	100.0%

AeroGarden sales declined $3,021,639 or 34.8%, from the year earlier period, reflecting the overall decline in aggregate sales in each of our distribution channels.  Sales of seed kits and accessories, which represent a recurring revenue stream generated by the 936,942 AeroGardens sold to-date, declined a more modest 2.1%.  For the three months ended December 31, 2009, sales of seed kits and accessories represented 28.7% of total revenue, up from 21.1% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended December 31, 2009 totaled $4,830,387, a decrease of 36.1% from the three months ended December 31, 2008.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  The dollar amount of cost of revenue decreased primarily because of the decline in revenue discussed above.  As a percent of total revenue, these costs represented 60.8% of revenue as compared to 68.6% for the quarter ended December 31, 2008.  The decrease in costs as a percent of revenue reflects changes in channel, customer, and product mix, particularly increases in the percent of net revenue represented by higher margin direct-to-consumer and seed kit and accessory sales.  In addition, the decrease reflects a comparison to the prior year period in which approximately $1.8 million in reserves for potential markdown and return allowances for retailer customers were recorded, reducing net sales and causing an increase in the cost of revenue as a percent of net sales.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product as opposed to retail and international sales, where we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within their territory.  As a result, international sales have lower margins than domestic retail sales.  The gross margin for the quarter ended December 31, 2009 was 39.2% as compared to 31.4% for the quarter ended December 31, 2008.

Sales and Marketing
Sales and marketing costs for the three months ended December 31, 2009 totaled $2,369,726, as compared to $4,704,912 for the three months ended December 31, 2008, a decrease of 49.6% or $2,335,186.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consist of the following:

	Three Months Ended December 31,
	2009	2008
Advertising	$1,221,286	$2,094,269
Personnel	570,195	974,178
Sales commissions	163,947	205,455
Trade Shows	5,923	489
Other	408,375	1,430,521
	$2,369,726	$4,704,912

Advertising is principally made up of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, for all our channels of distribution, in addition to generating direct-to-consumer sales.  Advertising expense totaled $1,221,286 for the quarter ended December 31, 2009, a year-over-year decrease of 41.7%, or $872,983, principally reflecting the approximately $930,000 reduction in television infomercial activity noted above.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2009, personnel costs for sales and marketing were $570,195, down from $974,178 for the three months ended December 31, 2008, a decrease of 41.5%.  The decrease principally reflects staff reductions implemented in December 2008 and in April 2009.

Sales commissions, ranging from 2.5% to 7% of net cash collections from our retailer customers are paid to sales representative organizations that assist us in developing and maintaining our relationships with retailers.  The $41,508 year-over-year decline in sales commissions primarily reflects the decline in sales to retailers during the quarter ended December 31, 2009, as discussed above.

General and Administrative
General and administrative costs for the three months ended December 31, 2009 totaled $864,105 as compared to $2,037,797 for the three months ended December 31, 2008, a decrease of 57.6%, or $1,173,692.  The decrease reflected declines in most spending categories, as well as a comparison to the prior year period which included approximately $383,000 of total expense relating to executive severance agreements and non-cash compensation recognized upon shareholder approval of previously vested options.

Research and Development
Research and development costs for the quarter ended December 31, 2009 totaled $318,046, a decrease of 54.8% from the quarter ended December 31, 2008.  The lower cost principally reflected lower headcount costs related to staffing reductions.

Operating Loss
Our loss from operations for the three months ended December 31, 2009 was $443,016, as compared to a loss of $3,993,279 for the three months ended December 31, 2008.

Other Income and Expense
Other income and expense for the quarter ended December 31, 2009 totaled to a net expense of $267,651, as compared to net expense of $408,943 in the prior year period.  The year-over-year change principally reflected a $150,018 decrease in interest expense, resulting from lower average amounts of interest-bearing debt outstanding during the current year period.

Net Loss
For the three months ended December 31, 2009 totaled $710,667 as compared to a net loss of $4,402,222 for the three months ended December 31, 2008.

Nine Months Ended December 31, 2009 and December 31, 2008

Summary Overview
For the nine months ended December 31, 2009, sales decreased 55.0% year-over year, from $31,585,896 to $14,204,890 principally reflecting a $13,422,766, or 67.9%, decline in sales to retailer customers.  Sales declined in each of our channels of distribution, reflecting the decline in economic activity associated with the global recession, which adversely affected the levels of consumer spending and retailer procurement relative to the prior year period, a decline in the number of retail storefronts carrying our products, and a reduction in our media and advertising spending.  We elected to reduce this spending because of general economic conditions and a low anticipated return on investment,  causing a reduction in direct-to-consumer sales, but ultimately contributing to a reduced operating loss during that time period.  In addition, cash constraints experienced during the nine months ended December 31, 2009 contributed to the decline in media spending.  Direct-to-consumer sales for the nine month period totaled $7,545,368, down only 21.2% despite a 52.2% reduction in revenue-generated media.  Sales of AeroGardens for the nine months ended December 31, 2009 declined 61.6% year-over-year, principally reflecting the decline in sales to retailers noted above, and a comparison to a period in the prior year in which large stocking orders were shipped to retailers.  Sales of seed kits and accessories, which represent recurring revenue related to cumulative sales of AeroGardens, also declined by a more modest 30.5% from the prior year period.  As a result, sales of seed kits and accessories increased to 32.5% of total revenue from 21.0% in the year earlier period.

Gross margin for the nine months ended December 31, 2009 was 36.8%, as compared to 39.0% for the year earlier period.  The decline reflected changes in channel, customer, and product mix, as well as the impact of fixed facility costs in our Indianapolis, Indiana manufacturing and distribution facility that became fully operational in October 2008, on a lower revenue base in the current year period.  Operating expenses other than cost of revenue were reduced $9,227,103, or 50.3%, from the prior year reflecting cost saving initiatives, staffing reductions, and reduced spending on advertising and promotion.

Our loss from operations totaled $3,873,227 for the nine months ended December 31, 2009, as compared to a loss of $6,020,046 in the prior year.  The lower loss reflected the impact of cost savings initiatives and lower media spending which offset the impact of lower sales and gross margin during the 2009 period.

Other income for the nine months ended December 31, 2009 totaled $335,574 as compared to a net expense of $781,155 in the prior year.  The year-over-year change is reflected in the $138,980 decrease in interest expense resulting from a lower average level of debt outstanding in the current year period and the approximately $807,310 in gains recorded as a result of negotiated reductions in account payable amounts owed to certain vendors.

The net loss for the nine months ended December 31, 2009 was $3,537,653 as compared to a net loss of $6,801,201 in the same period a year earlier. The lower loss reflects the impact of cost savings initiatives, lower media spending, and the gains recorded on the negotiated reductions in accounts payable which offset the impact of lower sales and gross margin during the period.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2009 and the nine months ended December 31, 2008:

	Nine Months Ended December 31,
	2009	2008
Revenue
Product sales - retail, net	44.7%	62.6%
Product sales - direct to consumer, net	53.1%	30.3%
Product sales – international, net	2.2%	7.1%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	63.2%	61.0%
Research and development	4.3%	5.9%
Sales and marketing	33.6%	34.9%
General and administrative	26.2%	17.3%
Total operating expenses	127.3%	119.1%

	-27.3%	-19.1%

Revenue
For the nine months ended December 31, 2009 and December 31, 2008, revenue totaled $14,204,890 and $31,585,896 respectively, a decrease year-over-year of 55.0% or $17,381,006.

	Nine Months Ended December 31,
Product Revenue	2009	2008
Retail, net	$6,349,527	$19,772,293
Direct to consumer, net	7,545,368	9,572,656
International, net	309,995	2,240,947
Total	$14,204,890	$31,585,896

The year-over-year decrease in revenue principally reflected sales to retailer customers, which declined by 67.9%, or $13,422,766.  This decline resulted from a combination of factors, including a comparison to a prior year period that included large stocking orders in anticipation of the 2008 holiday shopping season.  In 2009, retailers generally took a more cautious approach to inventory decisions, resulting in fewer and smaller orders than in previous years.  In addition, the decline in sales to retailers reflects a decline in the number of retail store doors carrying our products, to an estimated 4,600 at December 31, 2009, from more than 9,000 a year earlier.

Direct-to-consumer sales also decreased 21.2% year-over-year, to $7,545,368.  The decline principally reflected a reduction in the amount of revenue-generating media spending during the 2009 period.  Specifically, infomercial spending declined $1,364,838 year-over-year, and there was a 22.8% decrease in the number of catalogues mailed, to 2,712,289.  In both cases the decline in spending reflected management’s determination to more precisely target marketing spending because of the reduced level of consumer spending in the economy generally, cash constraints experienced during the nine months ended December 31, 2009, and analysis demonstrating that media spending in the April to June time period had historically resulted in an inadequate return on investment.  During the nine months ended December 31, 2009, direct-to-consumer sales were down 21.2% relative to the prior year period, despite a much larger 52.2% reduction in the total amount of revenue-generating media spending.

A summary of the sales of AeroGardens and seed kits and accessories for the nine months ended December 31, 2009 and December 31, 2008 is as follows:

	Nine Months Ended December 31,
	2009	2008
Product Revenue
AeroGardens	$9,589,778	$24,945,346
Seed kits and accessories	4,615,112	6,640,550
Total	$14,204,890	$31,585,896
% of Total Revenue
AeroGardens	67.5%	79.0%
Seed kits and accessories	32.5%	21.0%
Total	100.0%	100.0%

AeroGarden sales decreased $15,355,568, or 61.6%, year-over-year, principally reflecting the decline in sales to retailer customers, and, to a lesser extent, the sales declines in other channels of distribution.  Seed kit and accessories sales also declined, $2,025,438 or 30.5%, and also primarily reflected the comparison to the prior year period in which large stocking orders were shipped to retailer customers.  Overall, sales of seed kits and accessories increased as a percent of total revenue to 32.5% from 21.0% in the prior year period.

Cost of Revenue
Cost of revenue for the nine months ended December 31, 2009 and December 31, 2008 totaled $8,970,748 and $19,271,470, respectively, a year-over-year decrease of 53.5%.  The decline principally resulted from the decrease in sales during the period.  As a percent of total revenue, these costs totaled 63.2% for the nine months ended December 31, 2009, as compared to 61.0% in the year earlier period.  The increase in costs as a percent of revenue reflects changes in channel, customer, and product mix, as well as the impact of higher fixed facility costs on a lower revenue base.  These latter costs principally reflect the impact of our Indianapolis, Indiana manufacturing and distribution center which was opened in July 2008 and became fully operational in October 2008.  As a result, the gross margin for the nine months ended December 31, 2009 was 36.8%, down from 39.0% for the same period in 2008.

Sales and Marketing
 Sales and marketing costs for the nine months ended December 31, 2009 totaled $4,777,624, as compared to $11,030,524 for the nine months ended December 31, 2008, a decrease of 56.7%.  The breakdown of sales and marketing costs for both time periods is presented in the table below:

	Nine Months Ended December 31,
	2009	2008
Advertising	$1,870,455	$3,911,012
Personnel	1,803,272	3,122,773
Sales commissions	304,054	904,250
Trade shows	37,031	182,197
All other	762,812	2,910,292
	$4,777,624	$11,030,524

Advertising expense totaled $1,870,455 for the nine months ended December 31, 2009, a decrease of 52.2% from the same period in 2008, principally reflecting management’s determination to more precisely target marketing spending because of the reduced level of consumer spending in the economy generally, cash constraints experienced during the nine months ended December 31, 2009, and analysis demonstrating that media spending in the April to June time period had historically resulted in an inadequate return on investment.  Spending on television infomercials declined $1,364,838, or 85.9%, relative to the prior year period, while other forms of advertising, including catalogue mailings and web marketing, decreased by $675,719, or 29.1%.

For the nine months ended December 31, 2009, personnel costs for sales and marketing totaled $1,803,272, a decrease of 42.3% from the same period in 2008.  The decrease principally reflected headcount reductions in sales, marketing, and operations personnel, as well as a comparison to the prior year period which included approximately $102,000 in severance related to the departure of our former chief marketing officer.

Year-over-year, sales commissions decreased 66.4% to $304,054, primarily reflecting the decrease in sales to retailers during the nine months ended December 31, 2009, as discussed above.

General and Administrative
General and administrative expenses for the nine months ended December 31, 2009 totaled $3,719,147 as compared to $5,458,622 for the nine months ended December 31, 2008, a decrease of 31.9%.  The decrease reflected spending reductions in all areas, and a comparison to the prior year period which included approximately $362,000 in severance expense related to general headcount reductions and the departure of our former chief executive officer, former chief financial officer, and former vice president of human resources.

Research and Development
Research and development costs for the nine months ended December 31, 2009 totaled $610,598 as compared to $1,845,326 for the nine months ended December 31, 2008, a decrease of 66.9%.  The decrease reflected lower headcount costs resulting from staffing reductions, and a significant reduction in design and development costs related to new products that were introduced in the prior fiscal year period, or that will be introduced in upcoming periods.

Operating Loss
Our loss from operations for the nine months ended December 31, 2009 was $3,873,227 as compared to an operating loss of $6,020,046 for the nine months ended December 31, 2008.

Other Income and Expense
 Other income and expense for the nine months ended December 31, 2009 and December 31, 2008 totaled to net income of $335,574 and net expense of $781,155, respectively.  The year-over-year change of $1,116,729 was driven by approximately $807,000 of gains attributable to negotiated reductions in accounts payable due to vendors and a decrease in interest expense of approximately $140,000 during the nine months ended December 31, 2009.

Net Loss
The net loss for the nine months ended December 31, 2009 totaled $3,537,653, as compared to the $6,801,201 loss reported for the same period in 2008.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items, including depreciation, amortization, bad debt allowances, issuances of common stock and options, and gains on the forgiveness of accounts payable obligations, the net cash loss for the nine months ended December 31, 2009 totaled $4,281,757 as compared to a $5,774,708 net cash loss in the prior period.

Changes in current assets contributed cash of $4,155,462 during the nine months ended December 31, 2009, principally from reductions in inventory totaling $3,191,163 and the collection of accounts receivable.  As of December 31, 2009, the inventory balance was $5,158,972, representing approximately 195 days of sales activity, and 123 days of sales activity, at the average daily rate of product cost expensed during the 12 months and three months ended December 31, 2009, respectively.  Net accounts receivable totaled $2,768,121 as of December 31, 2009, representing approximately 92 days of net retail sales activity, and 48 days of net retail sales activity, at the average daily rate of sales recognized during the 12 months and three months ended December 31, 2009, respectively.

Current operating liabilities decreased $1,872,185 during the nine months ended December 31, 2009.  The reduction included the impact of approximately $2,618,000 in accounts payable and accrued liabilities that were converted to either Series A Preferred shares or into long-term debt.  Accounts payable as of December 31, 2009 totaled $3,874,286, representing approximately 52 days of daily expense activity, and 42 days of daily expense activity, at the average daily rate of expenses incurred during the 12 months and three months ended December 31, 2009, respectively.

Financing activity, including the impact of the issuance of Series A Preferred shares and the conversions of various short-term obligations to Series A Preferred shares and long term debt, as well as new short-term loans, provided cash of $2,396,046 during the nine months ended December 31, 2009.

As of December 31, 2009, we had a cash balance of $991,970, including $438,507 in cash that is restricted as collateral for letters of credit and other corporate obligations.  This compares to a cash balance of $771,029 as of March 31, 2009, of which $438,331 was restricted.

We rely upon a variety of funding sources to meet our liquidity requirements:

First National Loan

On May 19, 2008, the Company and Jack J. Walker, then one of the Company’s directors and now the Company’s Chairman and CEO, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank (the “FNB Loan Agreement”) for a loan to the Company in a principal amount of up to $1,000,000 (the “FNB Loan”).  The Company agreed, among other things, that while the FNB Loan Agreement is in effect, the Company will not (without FNB's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000, and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets (except as specifically allowed); or (iii) sell with recourse any of the Company’s accounts, except to FNB. In the event of a default under the FNB Loan, at FNB's option, all indebtedness owed under the FNB Loan will become immediately due and payable.  The FNB Loan had an initial maturity date of May 19, 2009.

On May 19, 2009, the Company, Mr. Walker, and FNB entered into a Change in Terms Agreement (the “First Change in Terms Agreement”), extending the maturity of the FNB Loan until July 19, 2009, and increasing the interest rate from the Wall Street Journal Prime Rate plus 0.50% floating to the Wall Street Journal Prime Rate plus 2.0% floating, with a floor interest rate of 5.50%.

On August 28, 2009, the Company, Mr. Walker, and FNB entered into a second Change in Terms Agreement (the “Second Change in Terms Agreement”) extending the maturity of the FNB Loan to November 30, 2009.  The Second Change in Terms Agreement increased the interest rate to a fixed rate effective July 19, 2009, of 7% per annum, and provided for principal payments of $100,000 and a loan origination payment of $2,500 at closing of the Second Change in Terms Agreement and then principal payments of $50,000, $50,000, and $100,000 on August 31, 2009, September 30, 2009, and October 31, 2009, respectively.  The terms and conditions of the Second Change in Terms Agreement were consented to by FCC, LLC d/b/a First Capital (“FCC”), the Company’s senior lender, in accordance with the Subordination and Intercreditor Agreement by and among FNB, FCC, and the Company (the “Subordination Agreement”).  The Company is prohibited from making principal payments against the FNB Loan, including scheduled principal payments, unless and until such time as FCC provides its consent or such time as the Company’s liquidity position exceeds certain thresholds defined in the Subordination Agreement.

At closing of the Second Change in Terms Agreement on August 31, 2009, the Company made the scheduled $100,000 principal payment with the consent of FCC.  Principal payments totaling $200,000 that were due during the term of the Second Change in Terms Agreement were made by Mr. Walker to FNB because FCC did not consent to the Company making such payments.  The first $150,000 of payments made by Mr. Walker were recorded by the Company as an offset to a $150,000 receivable due from Mr. Walker.  Effective as of November 20, 2009, the Company executed a promissory note in favor of Mr. Walker for the remaining $50,000.  The promissory note matured on February 1, 2010 and carries an interest rate of 20% per annum.  As of February 1, 2010, Mr. Walker agreed to extend the maturity date of this promissory note to April 30, 2010.  No principal or interest payments have been made against this promissory note to date.  As of December 31, 2009, $51,123 was outstanding under the promissory note, including accrued interest.

As of February 16, 2010, Mr. Walker made an additional $208,439 principal and interest payment to FNB, reducing the outstanding principal balance on the FNB Loan to $500,000.  Effective as of the same date, the Company executed a promissory note for $208,439 in favor of Mr. Walker having a maturity date of April 30, 2010 and carrying an interest rate of 20% per annum.

As of the date of this report, the Company, Mr. Walker and FNB are negotiating the terms of an extension to the maturity date of the FNB Loan.  FNB has informed the Company and Mr. Walker that it has approved an extension of the loan’s maturity date to March 31, 2010 subject to the completion and acceptance of appropriate documentation.  Under the terms of an intercreditor subordination agreement between the Company, FNB, FCC, and Mr. Walker, the Company is unable to make scheduled payments against the FNB Loan without the consent of FCC.  Such consent has not been provided.  Under the terms of the intercreditor subordination agreement, FNB is prohibited from exercising any rights or remedies with respect to AeroGrow or any collateral until such time as the FCC Revolving Credit Facility has been paid in full.

As of December 31, 2009, $704,219 in loans were outstanding under the FNB Loan, including accrued interest.

WLLC Loan Agreement

On May 22, 2008, the Company entered into a Loan Agreement (the “WLLC Loan Agreement”) and associated Promissory Note with WLoans, LLC, a Colorado limited liability company (“WLLC”), as lender, and Jack J. Walker.  The WLLC Loan Agreement provided for a loan up to a maximum of $1,500,000 for business purposes, at an annual interest rate of 12% (the “WLLC Loan”).  The Company granted WLLC a security interest in all of the Company’s assets, subordinate to the security interests in such assets granted to FCC and FNB.  The WLLC Loan had an initial maturity date of April 1, 2009.  Mr. Walker is the manager of WLLC and owns a 73.3% membership interest in WLLC, with the remaining membership interest owned by former officers and former directors of the Company.

On May 19, 2009, Mr. Walker, WLLC, and the Company entered into a Loan Extension Agreement (the “Loan Extension Agreement”) effective April 1, 2009, extending the maturity date of the WLLC Loan until June 30, 2009.  The Company paid WLLC $5,000 in consideration for the loan extension.  The balance of principal due on the WLLC Loan as of May 19, 2009, was $1,200,000.

On June 30, 2009, the principal outstanding under the WLLC Loan Agreement totaling $1,200,000 was converted to 1,200 shares of Series A Convertible Preferred Stock, and the WLLC Loan Agreement was terminated.

Revolving Credit Facility

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC (the “FCC Loan Agreement”) for a revolving credit facility up to a maximum amount of $12,000,000 (the “Revolving Credit Facility”) to fund working capital requirements.  The actual amount available for borrowing under the Revolving Credit Facility is limited at any given time to the sum of a percentage of eligible inventory and a percentage of eligible accounts receivable, each as defined in the FCC Loan Agreement.

The Revolving Credit Facility has an initial termination date of June 23, 2010, with one-year renewals thereafter, unless prior written notice is provided by either party.  Continued availability of the Revolving Credit Facility is subject to the Company’s compliance with customary financial and reporting covenants.  As collateral for the Revolving Credit Facility, the Company granted FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.

As of December 31, 2008, the Company was not in compliance with three covenants under the FCC Loan Agreement.  Effective as of January 31, 2009, FCC and the Company executed a forbearance agreement related to the FCC Loan Agreement (the “Forbearance Agreement”).  Pursuant to the terms of the Forbearance Agreement, FCC agreed to forbear its rights and remedies under the FCC Loan Agreement and related documents with respect to any existing defaults under the FCC Loan Agreement (the “Existing Defaults”) until the earlier of June 30, 2009, or the date of occurrence of a default other than the Existing Defaults.  The Forbearance Agreement also increased the Company’s ability to borrow against inventory and accounts receivable during the term of the Forbearance Agreement (the “Additional Borrowing Capacity”).  In return for FCC providing the forbearance period and the Additional Borrowing Capacity, the Company agreed to pay FCC a $25,000 forbearance fee (in five monthly installments), an amendment fee equal to 1.5% per month on the average utilization of the Additional Borrowing Capacity, and issue to FCC a minimum of 250,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.  Simultaneously with the execution of the Forbearance Agreement, Mr. Walker provided a $1 million guarantee against certain liabilities under the FCC Loan Agreement.  As compensation for providing the guarantee, the Company issued to Mr. Walker 50,000 warrants to purchase common stock of the Company at a purchase price of $1.00 per share.

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

As of July 1, 2009, FCC, AeroGrow, and Jack J. Walker, as guarantor, executed an amendment to the FCC Loan Agreement (the “Third FCC Amendment”).  The Third FCC Amendment reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the Third FCC Amendment re-set the formulas for determining the borrowing base against which the Company can borrow.  The Third FCC Amendment also changed the definition of Base Rate to the greater of (a) the Prime Rate, or (b) LIBOR plus 3.25%, and increased the interest rate to Base Rate plus 4.0%.  The Third FCC Amendment provides for a $30,000 success fee to be paid by the Company to FCC on April 30, 2010.  In addition, the Third FCC Amendment replaces a minimum borrowing fee with a fee calculated as 0.50% per annum of the daily average unused portion of the Revolving Credit Facility, payable monthly in arrears.  Finally, the Third FCC Amendment increased the annual facility fee to 1.0% of the maximum amount of the Revolving Credit Facility, from 0.75%.  The Company paid Mr. Walker a $25,000 fee as compensation for providing the guarantee associated with the Third FCC Amendment.  The Third FCC Amendment did not change the original due date of June 23, 2010, with one year renewals, thereafter, unless prior written notice is provided by either party.

On October 8, 2009, the Company and FCC executed a temporary amendment to the FCC Loan Agreement, effective as of September 30, 2009, that delayed a reduction in the advance rate against inventory from 80% to 70%, originally scheduled to take effect on October 1, 2009, until November 15, 2009.

As of September 30, 2009, the Company was not in compliance with the minimum fixed charge coverage covenant under the revised FCC Loan Agreement.  On November 19, 2009, FCC and the Company executed a Waiver Agreement to the FCC Loan Agreement (the “Waiver Agreement”).  The Waiver Agreement waived the covenant violations as of September 30, 2009.  FCC charged the Company a $10,000 waiver fee.

As of December 31, 2009, the Company was not in compliance with the minimum fixed charge coverage and minimum tangible net worth covenants under the revised FCC Loan Agreement.  As of February 15, 2010, the Company, FCC, and Jack J. Walker, as guarantor, executed a Forbearance Agreement and Fourth Amendment, (the “Fourth Amendment”), in which FCC agreed to forbear from exercising its rights and remedies with regard to the Company’s non-compliance with financial covenants until April 30, 2010, if no other defaults occurred.  The Fourth Amendment increased the advance rate against eligible inventory from 50% to 60% until April 30, 2010, and reduced the maximum amount of the Revolving Credit Facility to $2.25 million until March 19, 2010, and then to $2.0 million thereafter.  In connection with the Fourth Amendment, FCC permitted AeroGrow to borrow up to $600,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Loan Agreement, with such additional borrowing to be repaid by April 30, 2010.  The Fourth Amendment provided for a $500 per day forbearance fee, with such fee to be payable on the earlier of April 30, 2010 or the date on which loans under the Revolving Credit Facility are repaid in full.  Simultaneous with the execution of the Fourth Amendment, Mr. Walker provided a $1.5 million guarantee against certain liabilities under the FCC Loan Agreement.

As of December 31, 2009, loans totaling $2,818,837 were outstanding, including accrued interest, under the Revolving Credit Facility.  Also as of December 31, 2009, there was approximately $240,000 in additional borrowing capacity available under the Revolving Credit Facility.  As of February 17, 2010, there was a $1,538,792 loan balance outstanding under the Revolving Credit Facility, and an estimated remaining availability of approximately $710,000.  However, the amount available under the Revolving Credit Facility varies from day to day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels.

Mainpower Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“MainPower”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, MainPower agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to MainPower in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from MainPower.  The Promissory Note has a final maturity of June 30, 2011, and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.  Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.  As of December 31, 2009, the outstanding balance under the Promissory Note totaled $1,442,502, including accrued interest.

Bridge Financing

On August 28 through September 1, 2009, the Company entered into bridge financing arrangements totaling $500,000 (the “Bridge Loans”) with six lenders (the “Lenders”) as detailed in the table below.  The Bridge Loans are unsecured, subordinated to loans made to the Company by FCC, and bear interest at 15% per annum.  The Company issued 500,000 warrants to purchase common shares of the Company to the Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

The Bridge Loans were originally scheduled to mature on November 16, 2009; however, no principal payments have been made by the Company to-date because FCC has not provided the consent required under the terms of the intercreditor subordination agreements executed by the Company, the Lenders, and FCC.  Interest totaling $15,822 was paid to the Lenders during the three months ended December 31, 2009.  As of December 31, 2009, $509,247 was outstanding under the Bridge Loans, including accrued interest.

Lender	Current Relationship to the Company	Bridge Loan Amount	Date of Loan	Warrants Issued to Lender
Lazarus Investment Partners LLLP	Greater than 10% beneficial owner	$250,000	September 1, 2009	250,000
Jack J. Walker	Chairman and CEO, director, greater than 10% beneficial owner	$100,000	August 28, 2009	100,000
Michael S. Barish	Director, greater than 10% beneficial owner	$75,000	September 1, 2009	75,000
Jervis B. Perkins	Former Chief Executive Officer, current director, and greater than 10% beneficial owner	$25,000	August 28, 2009	25,000
J. Michael Wolfe	Chief Operating Officer and greater than 10% beneficial owner	$25,000	September 1, 2009	25,000
H. Leigh Severance	Greater than 10% beneficial owner	$25,000	September 1, 2009	25,000

Between October 30 and November 9, 2009, the Company entered into additional bridge financing arrangements totaling $580,000 (the “Additional Bridge Loans”) with five lenders (the “Additional Lenders”) as detailed in the table below.  The Additional Bridge Loans are unsecured, subordinated to loans made to the Company by FCC, and mature on February 1, 2010, and bear interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the Additional Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  One of the Additional Bridge Loans in the principal amount of $180,000 is guaranteed by Jack J. Walker, the Company’s Chairman and CEO.

The Bridge Loans were originally scheduled to mature on February 1, 2010; however, no principal payments have been made by the Company to-date because FCC has not provided the consent required under the terms of the intercreditor subordination agreements executed by the Company, the Lenders, and FCC.  No interest had been paid to the Lenders as of December 31, 2009.  As of December 31, 2009, $597,973 was outstanding under the Bridge Loans, including accrued interest.

Lender	Current Relationship to the Company	Bridge Loan Amount	Date of Loan	Warrants Issued to Lender
Lazarus Investment Partners LLLP	Greater than 10% beneficial owner	$200,000	November 9, 2009	200,000
Grad Wurn LLC	None	$180,000	November 1, 2009	180,000
Michael S. Barish	Director, greater than 10% beneficial owner	$100,000	November 4, 2009	100,000
Jervis B. Perkins	Former Chief Executive Officer, current director, and greater than 10% beneficial owner	$50,000	October 30, 2009	50,000
J. Michael Wolfe	Chief Operating Officer and greater than 10% beneficial owner	$50,000	November 5, 2009	50,000

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

The issuance of the Preferred Shares was conducted in reliance upon exemptions from registration under the Securities Act of 1933 (the “Securities Act”) including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Preferred Shares were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 under the Securities Act.

Cash Requirements

The Company generally requires cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay for debt obligations as they come due.

We expect to fund these and other cash requirements with cash provided by operations, our Revolving Credit Facility, and other debt facilities, as well as with existing cash.  At this time, based on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which we operate, we believe we will need additional funding to successfully operate our business over the near term.  As a result, we have engaged an investment banker to assist us in exploring strategic alternatives to address our funding requirements, with a goal of raising new long-term capital in a range of $5 to $10 million.  We are currently seeking to secure the additional funding; however, there can be no assurance that we will be able to raise sufficient funds, or on a timely basis, to meet all our cash requirements.

We cannot predict with certainty the cash and other ongoing operational requirements for our proposed plans as market conditions, competitive pressures, regulatory requirements, and customer requirements can change rapidly.  If we are unable to generate cash from operations at currently estimated levels, or if our access to new borrowings under our debt agreements is constrained, or if we cannot raise the additional funds we deem to be necessary, our ability to operate at projected levels will be adversely impacted.  In such an event, we will take such actions as we can to address any liquidity shortfall, including but not limited to spending reductions, cash management actions, and operational curtailments; however, there can be no assurance that such actions will be sufficient to allow us to meet our cash requirements.

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

Assessment of Future Liquidity and Results of Operations

Liquidity.  To assess our ability to fund ongoing operating requirements, we developed assumptions regarding our business plan, projected operating cash flow, anticipated capital expenditures, and availability under our various existing credit facilities.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $991,970 ($438,507 of which is restricted as collateral for letters of credit and other corporate obligations) as of December 31, 2009,
•
approximately $1.1million in short-term, unsecured bridge financing that are currently due.  Under the terms of an intercreditor subordination agreement between the Company, the bridge lenders, and FCC, we are currently unable to make scheduled payments against these loans, without the consent of FCC.  Such consent has not been provided.

•
approximately $500,000 in short term debt to FNB that is currently due.  Under the terms of an intercreditor subordination agreement between the Company, FNB, FCC, and Jack J. Walker, we are currently unable to make scheduled payments against this loan without the consent of FCC.  Such consent has not been provided.  Under the terms of the intercreditor subordination agreement, FNB is prohibited from exercising any rights or remedies with respect to AeroGrow or any collateral until such time as the FCC Revolving Credit Facility has been paid in full.

•
the continued availability of funding from the Revolving Credit Facility and our other existing credit facilities to supplement our internally-generated cash flow.  As of February 17, 2010, we had approximately $710,000 available under the Revolving Credit Facility.  The amount available under the revolving credit facility varies from day to day, depending on the level of sales, accounts receivable collections, and inventory on-hand levels,

•	continued support of, and extensions of credit by, our suppliers and lenders,
•
our anticipated sales to retail customers, international distributors, and consumers, including the fact that we have historically experienced increased sales during the holiday season (September through December) and lower sales volume from January through August,

•	the anticipated level of spending to support our planned initiatives, and
•	our expectations regarding cash flow from operations.

The Revolving Credit Facility is subject to covenants and limitations that require us to maintain compliance with specified operating and financial covenants.  Although our lender agreed to forbear its rights and remedies with respect to our non-compliance with these covenants through April 31, 2010, there can be no assurance that we will regain compliance with these covenants over time, or that our lender will waive or forbear its rights and remedies with respect to any future violations, especially if our borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

We believe that we need to find additional sources of funding to support our operating requirements and fund investments to grow our business for the future.  Through our financial intermediary we are seeking additional capital investments from potential investors to fund our requirements.  However, there can be no assurance that we will be able to raise additional capital in a sufficient amount or on a timely enough basis to meet our operating requirements.  In the event we are unable to raise new long-term capital, we estimate the Company’s existing sources of liquidity may be sufficient to fund our operations, as currently structured, for approximately the next three to four months.  If faced with an inability to raise new long-term capital, we would attempt to restructure our business to reduce the capital resources required to support our continued operations.  However, there can be no assurances that such actions would be undertaken on a sufficiently timely basis, or would ultimately be successful in re-sizing the Company’s operational requirements to the available resources.

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
•
uncertainty regarding the impact of macroeconomic conditions, particularly with regard to the capital markets, and our access to sufficient capital to support our current and projected scale of operations,

•	the effectiveness of our consumer-focused marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customers,
•	the seasonality of our business, in which we have historically experienced higher sales volume during the holiday season (October through December), and
•	sufficient capacity to meet demand and a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and short-term investments, and the value of those investments.  Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income. The interest payable to our lenders is determined in part based on variable interest rates and, therefore, is affected by changes in market interest rates. Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon.  Total liabilities outstanding at December 31, 2009 under our credit facilities and capital leases were approximately $6 million.  Based on amounts borrowed as of December 31, 2009, we would have a resulting decline in future annual earnings and cash flows of approximately $60,000 for every one percentage point increase in our lending rates.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

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

Risks Related to our Business, Products and Markets

We will need additional capital to fund our future operations and we may not be able to obtain the amount of capital required, particularly when the credit and capital markets are unstable.

During the nine months ended December 31, 2009, we issued an aggregate of $6,684,536 of Series A Convertible Preferred stock and incurred $1,080,000 of bridge financing to address our immediate short-term liquidity needs, fund prior operating losses and provide capital to support business operations.  In addition, during June 2009 we converted certain accounts payable totaling approximately $1.4 million to long-term debt, amended our working capital financing agreement and negotiated concessions with certain of our accounts payable creditors with regard to payment timing and amounts due.   (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources, and Note 4 – Long Term Debt and Current Portion – Long Term Debt and Note 8 – Stockholders’ Equity in the accompanying Financial Statements for additional details.)

We will require additional capital to support our business and cover operational expenses.  It is possible that none of our outstanding warrants and options will be exercised and we will therefore not receive additional capital from these sources.  We currently rely upon our senior secured revolving credit facility to support our operations.  Because we are not currently in compliance with certain debt covenants in our FCC Loan Agreement and Revolving Credit Facility, it is possible that our access to funding from this facility could be curtailed.  We are actively seeking waivers and/or extensions to our forbearance agreement with FCC. We may need to issue equity, debt, or securities convertible into equity, which are likely to rank senior to our common stock and to dilute the current stock ownership in AeroGrow.  If we are unable to raise additional capital, or cannot raise capital on acceptable terms, we may not have sufficient capital to operate our business as planned and would have to modify our business plan or curtail some or all of our operations.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history upon which to base an evaluation of our prospects and the potential value of our common stock.  Since commencing operations in 2002, we have not achieved profitability in any fiscal year.  We are confronted with the risks inherent in an early stage company, including difficulties and delays in connection with the production and sales of our indoor garden systems, reliance on a small number of products and manufacturers, operational difficulties, and difficulty in estimating future sales, production requirements and costs, and administrative costs.  If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.  We are likely to incur additional expenses and losses in the further implementation of our business plan.  We may not be able to improve operations and therefore may never become profitable.

We have incurred substantial losses since inception and may never achieve profitability.

Since we commenced operations in 2002, and through December 31, 2009, we incurred substantial losses, including a net loss of $3,537,653 for the nine month period ended December 31, 2009.  As of December 31, 2009, our losses have resulted in an accumulated deficit of $53,479,251.  The future success of our business will depend on our ability to profitably expand sales and distribution of our AeroGarden indoor garden systems, seed kits and accessory products to consumers, and develop new product extensions and applications.

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

In the fiscal year ended March 31, 2009 and the nine month period ended December 31, 2009, approximately 61% and 45%, respectively, of our net sales were to retailer customers.  Of these sales, approximately 30% represented sales to the top three retailer customers.  The loss of one or more of these customers, or a significant decline in orders from one or more of these retailers could materially affect our sales of indoor garden systems, seed kits and accessories, and therefore have a material adverse impact on our business and our financial results.

We have recently shifted the focus of our business strategy toward the direct-to-consumer sales channels.  Failure to successfully develop our position in these channels could have an adverse impact on our future results of operations.

On January 15, 2010, we announced a strategic shift to increase our focus on the direct-to-consumer business channels.  We intend to dedicate a larger proportion of our capital and human resources to develop these channels.  Successfully growing these channels will require that we invest in revenue-generating media to attract new customers, effectively target our marketing messages to consumers, and develop ongoing relationships with consumers through excellence in our fulfillment, shipping and customer service operations.  There can be no assurance that we will be successful in achieving these requirements, or that we can do so on a timely basis.  In the event we do not succeed in developing the direct-to-consumer channels as we intend, there could be a material adverse impact on our future results of operations.

A significant portion of our sales are to retailers, many of which have been adversely impacted by the deterioration in economic conditions and the consequent impact on consumer spending.

In the fiscal year ended March 31, 2009 and the nine month period ended December 31, 2009, approximately 61% and 45%, respectively, of our net sales were to retailer customers.  Our business plan anticipates continued sales through this distribution channel.  Uncertainty about the current and future global economic conditions may cause consumers and retailers to defer purchases, attempt to return inventory, or cancel purchase orders for our products in response to tighter credit, decreased cash availability and declining consumer confidence.  In the event that certain retailers are adversely impacted by the current economic downturn, re-structure their business operations to reduce costs and capital investment, or choose to reduce the breadth of their product offering, our sales could be adversely affected.

Our future depends on the success of our indoor garden systems, seed kits and accessory products. We do not know if our indoor garden systems, seed kits and accessory products will generate consumer acceptance on a broader scale.

We have introduced our indoor garden systems and seed kits as new products to consumer markets unfamiliar with their use and benefits.  Although we believe that we have penetrated only a small portion of the potential market for our products, we cannot be certain that our products will generate widespread consumer acceptance. If consumers do not purchase our products in sufficient numbers, we will not be profitable.

If we are unable to recruit, train and retain key personnel necessary to operate our business, our ability to successfully manage our business and develop and market our products may be harmed.

To maintain our business position, we will need to attract, retain, and motivate highly skilled design, development, management, accounting, sales, merchandising, marketing, and customer service personnel.  Competition for many of these types of personnel can be intense, depending on general economic conditions, alternative employment options, and job location.  As a result, we may be unable to successfully attract or retain qualified personnel. Additionally, any of our officers or employees can terminate their employment with us at any time. The loss of any key employee, or our inability to attract or retain other qualified employees, could harm our business and results of operations.

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

For the fiscal year ended March 31, 2009, approximately 55% of our total net sales occurred during the last four calendar months (September – December).  During the nine months ended December 31, 2009, approximately 56% of our total net sales occurred during the last three calendar months.  We must estimate sales in advance of these peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.  Significant variations in actual demand for our products during the peak months relative to our forecast could result in our sales being limited by lack of product, our not achieving a sufficient level of sales to cover expenses incurred throughout the balance of the year, or in our having excess inventory to liquidate at potentially lower margins.  In any of these cases, there could be a material adverse impact on our financial performance.

We are highly reliant upon a single company-operated distribution and manufacturing facility.  Any material disruption to the operation of this facility could adversely affect our business.

In July 2008 we opened a company-operated distribution and fulfillment center in Indianapolis, Indiana to supplement our existing third-party logistics providers.  Since then, our facility in Indianapolis has become our primary distribution and fulfillment center for the United States and Canada, with the majority of our shipment volume expected to be handled through this facility in our fiscal year ending March 31, 2010.  In February 2009 we re-located our seed kit manufacturing operations to the facility in Indianapolis from its previous location in Longmont, Colorado.  We now manufacture all of our seed kits in the Indianapolis facility.  Any material disruption to the operation of this facility, whether caused by internal or external factors, could have a material adverse impact on our business and financial performance.

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

Our ability to produce and sell indoor garden systems exclusively depends in part on securing patent protection for the components of our systems, maintaining various trademarks, and protecting our operational trade secrets. To protect our proprietary technology, we rely on a combination of patents pending (and if granted, patents), trade secrets, and non-disclosure agreements, each of which affords only limited protection. We own the rights to 17 United States and international patent applications. However, these patent applications may not result in issued patents and even issued patents may be challenged. We are selling our indoor garden systems prior to receiving issued patents relating to our patent applications.  All of our intellectual property rights may be challenged, invalidated, or circumvented.  Claims for infringement may be asserted or prosecuted against us in the future and we may not be able to protect our patents, if any are obtained, and intellectual property rights against others. Our former employees or consultants may violate their non-disclosure agreements, leading to a loss of proprietary intellectual property.  We could also incur substantial costs to assert our intellectual property or proprietary rights against others.

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

We have sold over 936,000 AeroGardens since our inception and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have an adverse impact on our results of operations.

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

In connection with the Linens ‘N Things (“LNT”) bankruptcy proceedings, a Complaint to Avoid and Recover Preferential Transfers was filed by LNT in the United States Bankruptcy Court for the District of Delaware on April 20, 2009 (the “Complaint”).  The Complaint alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, we are required to return to LNT approximately $623,000 in “preferential” transfers allegedly made to AeroGrow during the 90-day period preceding the filing of the LNT bankruptcy cases. The Complaint also alleges that AeroGrow is required to pay to LNT approximately $44,000 on account of credits allegedly earned but not redeemed by LNT prior to the filing of the LNT bankruptcy cases.  We engaged outside counsel and filed a response to the Complaint on May 8, 2009 disputing that we have any obligation to either return the “preferential” transfers allegedly made, or to pay the credits allegedly earned, to LNT.  As of December 31, 2009, an estimate has been accrued in our balance sheet and consolidated statement of operations in anticipation of the cost of defending, or settling, this matter.  We believe we have a number of strong potential defenses to all of the claims made in the Complaint and therefore do not expect that the resolution of this matter will have a material adverse effect on us.  However, we cannot at this time predict with certainty the outcome of this matter.  If the Complaint were to be decided in a manner adverse to us, which, if it were to occur, at a minimum is not expected to occur during the fiscal year ended March 31, 2010, it could materially adversely impact our results of operations for that period in which the Complaint is finally decided.

Risks Related to the Market for our Securities

The market price of our shares may fluctuate greatly. Investors in AeroGrow bear the risk that they will not recover their investment.

Effective as of May 4, 2009, our common stock ceased to be listed on The Nasdaq Stock Market and is now traded on the OTC Bulletin Board.  Currently, trading in our common stock is limited, and the price per share is likely to be influenced by the price at which and the amount of shares the selling security holders are attempting to sell at any time.  This could have the effect of limiting the trading price or lowering the market price to the selling security holders’ offering prices.  Common stock such as ours is also subject to the activities of persons engaged in short selling securities, which generally has the effect of driving the price down. In addition, the common stock of emerging growth companies is typically subject to high price and volume volatility. Therefore, the price of our common stock has fluctuated, and may continue to fluctuate, widely.  A full and stable trading market for our common stock may never develop and, as a result, stockholders may not be able to sell their shares at the time they elect, if at all.

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

 We can issue debt securities and shares of preferred stock without stockholder approval, which could adversely affect the rights of common stockholders.

Our Articles of Incorporation allow our Board of Directors to approve the terms and conditions of debt securities and preferred stock for issuance by the Company, including but not limited to voting rights, conversion privileges and liquidation preferences, without the approval of common stockholders.  The rights of the holders of our common stock may be adversely impacted as a result of the rights that could potentially be granted to holders of debt securities or preferred stock that we may issue in the future.  In addition, there could be an impact on the price of our common stock because of the potential impact on the rights of common shareholders resulting from future issuances of debt or preferred stock.

Our outstanding warrants, options and additional future obligations to issue our securities to various parties, may dilute the value of an investment in AeroGrow and may adversely affect our ability to raise additional capital.

As of December 31, 2009, we were committed to issue up to 9,115,532 additional shares of common stock under the terms of outstanding warrants, options and other arrangements as detailed in Note 5 – Equity Compensation Plans and Note 8 – Stockholders’ Equity in the accompanying Financial Statements.

In addition, during the nine months ended December 31, 2009 we issued an aggregate of 7,586 shares of Series A Convertible Preferred stock giving the holders the right to convert their preferred shares into a total of 37,930,000 common shares of AeroGrow.  The preferred shareholders also received 4,164 warrants to purchase additional preferred shares that could be converted into 20,820,000 shares of AeroGrow common stock.  Furthermore, during the nine months ended December 31, 2009, we incurred $1,080,000 in bridge financing in which we also issued warrants to purchase an additional 1,080,000 shares of AeroGrow common stock.  See Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources and Note 8 – Stockholders’ Equity in the accompanying Financial Statements).

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

During the nine months ended December 31, 2009, we issued an aggregate of $6,684,536 Series A Convertible Preferred securities.  The terms and conditions of these securities could significantly impact the price of our common shares, and could adversely impact our ability to raise additional equity capital.

The holders of our Series A Convertible Preferred shares (the “Preferred Shareholders”) have the right to convert each of their shares and warrants into 5,000 common shares of AeroGrow.  In addition, the Preferred Shareholders have the right to vote their shares on an as-converted basis on all matters voted on by common shareholders.  The Preferred Shareholders also have the right to elect three Directors of AeroGrow, voting as a separate class.  As a result of these rights, the Preferred Shareholders have effective control over AeroGrow and its governance.  In addition, the Preferred Shareholders possess certain rights that give them preferences relative to common shareholders in the event of a sale or liquidation of the Company.  It is possible that the Preferred Shareholders could take actions that could adversely impact the value of investments in common shares of the Company.  In addition, the control position of the Preferred Shareholders, as well as other anti-dilution rights held by the Preferred Shareholders, could adversely impact our ability to raise capital in the future.  (For more detail on the Series A Convertible Preferred securities, see Item 2. Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources and Note 8 – Stockholders’ Equity in the accompanying Financial Statements.)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the sale of unregistered equity securities, including Series A Convertible Preferred Stock and warrants to purchase common stock (collectively, the “Unregistered Transactions”), during the quarter ended December 31, 2009 has been previously disclosed in Current Reports on Form 8-K filed on October 22, 2009, November 5, 2009, and November 10, 2009.  Refer also to Note 8 “Stockholders’ Equity” to the Condensed Financial Statements.  The Unregistered Transactions were conducted in reliance upon exemptions from registration under  the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Unregistered Transactions were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 under the Securities Act.  Proceeds from the Unregistered Transactions will be used for general corporate purposes, including but not limited to the payment of fixed expenses, refinancing existing debt arrangements, and payments to vendors of goods and services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008).
3.8	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009).
3.9
Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009).

4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007).
4.2	Form of Series A Preferred Stock Warrant (incorporated by reference to Exhibit 4.19 of our Annual Report on Form 10-K, filed July 6, 2009).
10.1*	Temporary Amendment to the Loan and Security Agreement between FCC, LLC, d/b/a First Capital, the Company, and Jack J. Walker as Guarantor, effective as of September 30, 2009.
10.2*
Form of Promissory Note (Bridge Loan) between the Company and Lazarus Investment Partners LLLP, Michael S. Barish, Jervis B. Perkins and J. Michael Wolfe (dated October 30, 2009 through November 5, 2009).

10.3*	Form of Promissory Note (Bridge Loan) between the Company and Grad Wurn LLC, dated November 1, 2009.
10.4*
Form of Subordination Agreement between the Company, FCC, LLC, d/b/a First Capital, and Lazarus Investment Partners LLLP, Michael S. Barish, Jervis B. Perkins, J. Michael Wolfe, and Grad Wurn LLC (dated October 30, 2009 through November 5, 2009).

10.5*	Forbearance Agreement and Fourth Amendment to the Loan and Security Agreement between FCC, LLC, d/b/a First Capital, the Company, and Jack J. Walker as Guarantor, effective as of February 15, 2010.
10.6*	Waiver Agreement between FCC, LLC, d/b/a First Capital, the Company, and Jack J. Walker as Guarantor, effective as of November 19, 2009.
10.7*
Pledge Agreement dated as of February 15, 2010 executed by Jack J. Walker in favor of FCC LLC, d/b/a First Capital supporting borrowings of the Company under the Loan and Security Agreement between FCC, LLC, d/b/a First Capital and the Company, as amended and revised.

10.8	Form of Stock Option Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed March 7, 2006).
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: February 17, 2010	/s/Jack J. Walker
By: Jack J. Walker
Its: Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2010	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: : February 17, 2010	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)