Form 10-K
period 2010-03-31
AeroGrow International, Inc.
filed 2010-06-25
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2009 was $1,341,498.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         The number of shares of the registrant's common stock outstanding as of May 31, 2010 is 12,398,249.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Information Statement on Schedule 14C for the Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The information statement is expected to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2009.

AeroGrow International Inc.
Annual Report on Form 10-K
Year Ended March 31, 2010

This Annual Report on Form 10-K (“Annual Report”) for AeroGrow International, Inc. (“AeroGrow,” the “Company,” “we,” “our” or “us”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “may,” “will,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are only predictions that are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the SEC, specifically the most recent reports on Form 10-Q. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

Our Business

AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use and priced to appeal to the gardening, cooking, small indoor appliance, healthy eating, and home and office décor markets. To date, we have launched multiple lines of proprietary indoor gardens, more than 50 corresponding proprietary seed kits, and various cooking, gardening and décor accessories, both nationally and internationally.

As of March 31, 2010, we had manufactured and shipped over 958,202 AeroGarden® garden units and 2,037,531 seed kits to consumer and retailers worldwide.  We commenced initial marketing and distribution of our products in March 2006 and have expanded these marketing efforts to encompass direct-to-consumer sales channels which include direct television, internet, and our own in-house direct mail catalogue, retail distribution, including brick and mortar retailers, online retailers and home shopping networks, and international markets.

Our principal products are indoor gardens and proprietary seed kits that allow consumers, with or without gardening experience, the ability to grow vegetables such as tomatoes, chili peppers and salad greens, fresh herbs including cilantro, chives, basil, dill, oregano, and mint, and flowers such as petunias, snapdragons, pink geraniums and phlox. Consumers can also plant and grow their own seeds using our proprietary “grow anything” kits, or use their AeroGardens as seed starters for their outdoor gardens with our “garden starter” trays.

Our indoor gardens are designed to be simple, consistently successful, and affordable. We believe that our focus on the design and features of our indoor gardening products made them the first of their kind on the consumer market.  This conclusion was reached on the basis of market research, and a review of potentially competitive products offered at all ranges of functionality and price.

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

Our indoor gardening units are sold through different channels matching customer needs and interests with the appropriate garden unit features and benefits at prices ranging from approximately $50 to $170 depending on the features and components, including size, design elements, light intensity and automated features.

Corporate History

AeroGrow International, Inc. (“AeroGrow”) was formed as a Nevada corporation on March 25, 2002. AeroGrow merged with Wentworth I, Inc., a Delaware corporation on February 24, 2006, and AeroGrow was the surviving corporation.

After more than three years of initial research and product development, we began sales activities in March 2006. Since that time, we have expanded all aspects of our operations in order to take advantage of what we believe to be an attractive market opportunity.  We have increased the depth and breadth of our distribution through multiple sales channels.  We have developed direct sales channels including web sales, direct television sales, including infomercials and 60 and 120 second television commercials, and a direct mail catalogue business with approximately 3.7 million catalogues mailed in our fiscal year ended March 31, 2010 (“Fiscal 2010”).  AeroGarden products are also sold through an estimated 1,290 retail storefronts in North America, and in nine countries internationally.  We have expanded our product lines, and now offer more than 15 different indoor garden models, more than 50 seed kits, and various gardening and kitchen accessories.

Hydroponics Industry - Background

Hydroponics is the science of growing plants using nutrients suspended in water instead of soil. Used commercially worldwide, hydroponics is considered an advanced and often preferred crop production method. Hydroponics is typically used inside greenhouses to give growers the ability to better regulate and control nutrient delivery, light, air, water, humidity, pests, and temperature. Hydroponic growers benefit by producing crops faster and with higher crop yields per acre than traditional soil-based growers.

Aeroponic technology is derived from hydroponics and occurs when plant roots are suspended in an air chamber and bathed with a nutrient solution. AeroGrow believes that the aeroponic technology used in our indoor gardening products is a technological advance over most hydroponic growing systems because plant roots are partially suspended in air and allowed direct access to oxygen, while being bathed in a highly oxygenated, nutrient rich solution.  For these reasons, we believe the use of a well-designed and maintained aeroponic system can yield increases in growth rates and plant survival when compared to most hydroponic or dirt-based systems.

Until the development of our indoor gardening products, certain barriers prevented hydroponic or aeroponic technology from being incorporated into mainstream, mass-marketed consumer products, including:

•   Consumers generally lack the specialized knowledge required to select, set up, operate, and maintain the various components for a typical hydroponic or aeroponic system, including growing trays, irrigation channels, growing media, nutrient reservoirs, and nutrient delivery systems consisting of electronic timers, pumps, motors, tubing, and nozzles;

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

Our research led us to believe that these complexities have been accepted in existing hydroponic market channels because hydroponic manufacturers have generally focused their product development and marketing efforts on satisfying the needs of the commercial greenhouse and dedicated hobbyist markets. These users are motivated to gain the specialized knowledge, equipment and experience currently required to successfully grow plants with these products.  Our research indicated that the hydroponic growing equipment currently available in these markets is bulky, expensive and comprised of many, often unintegrated, parts.

We believe that the complexities of currently available commercial hydroponic products fail to address the needs and wants of the mass consumer market, leaving that market unserved. We further believe that our trade secrets, patented and patent-pending inventions, and companion technologies have simplified and improved hydroponic and aeroponic technologies and have enabled us to create an indoor aeroponic gardening system appropriate for the mass consumer market.

Our Proprietary Technology

We spent seven years innovating, simplifying, and integrating our proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop more than 15 different models of indoor gardens, each with different features and technology groupings, priced from approximately $50 to $170.  We have filed 18 patent applications in the United States and internationally to protect our inventions, and six patents have been issued (three in the United States and three internationally).  Following is a description of our proprietary technologies and inventions that are used in our indoor garden system and seed kits.

Rainforest Nutrient Delivery System. Our “rainforest” nutrient delivery system combines our patent-pending technologies with features from several hydroponic and aeroponic methodologies into a proprietary system that leaves plant roots suspended in an air gap.  Plant roots take oxygen directly out of the air and, in testing of aeroponic systems by multiple different sources, including lettuce studies by NASA Small Business Innovation Research, plants grow faster as a result.

Advanced Growing System. Our Advanced Growing System (“AGS”) is available on several of our indoor gardens and combines features from our rainforest delivery system with new technologies that deliver increased nutrient oxygenation, faster, healthier root growth, decreased needs for consumer maintenance, and increased product reliability.  With AGS, plant roots are suspended in air in a 100% humid aeroponic chamber and then grow into a continuously oxygenated nutrient bath.

Pre-Seeded Bio-Grow Seed Pods. Our proprietary bio-grow seed pods include pre-implanted, specially selected seeds, a growing medium, removable bio-dome covers, and a grow basket.

Microprocessor-Based Control Panel and Nutrient Cycle Delivery System. Microprocessor-based control panels can include automated grow lights to ensure that plants receive proper lighting can feature nutrient and water reminder systems that alert consumers to add water and nutrients when needed.  In addition, several systems allow consumers to select from multiple plant types (for example, lettuce, herbs, tomatoes, or flowers) and the system then automatically adjusts and optimizes the nutrient, water and lighting cycles based on the plant variety selected.  In addition, some systems take into account stage of growth of the specific plants when optimizing these factors.

Custom Nutrients and Automatic pH Adjustment. We have developed nutrient solutions designed specifically to deliver the proper nutrients to plants, while offering consumers a user-friendly application methodology. Plant specific nutrients are included with each seed kit, and consumers simply add them when instructed by the microprocessor-based nutrient reminder. The pre-measured and mixed nutrients eliminate the need for measuring and mixing multi-part nutrient formulas and storing various nutrients in separate containers. Also formulated into the nutrients is a proprietary buffer that automatically adjusts tap water from around the country to the right pH ranges for plant growth.  Without this adjustment, tap water from many areas in the country will severely limit, or inhibit, plant growth in most aeroponic and hydroponic systems.

Integrated and Automated Lighting System. Hydroponic systems typically do not incorporate built-in lighting systems. Our indoor gardening products include built-in adjustable grow lights with ballast, reflector hood, grow bulbs and an electronic timer. Our integrated lighting systems include high-output compact fluorescent light bulbs that deliver a spectrum and intensity of light designed to optimize plant growth without natural light. In addition, our lighting system is fully automated and controlled by our microprocessor-based control panel described above. Variations in lighting are a differentiator in our product lines, and we have several gardens on the market with “twice the light and twice the height” of our initial gardens, allowing consumers to grow larger plants such as full-sized tomatoes in our indoor gardens, and deliver higher yields.

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

Gardener Market. The 2010 National Gardening Survey conducted by the National Gardening Association states that gardening is America’s number one hobby with more than 81 million households active in gardening.  Based upon this survey, there were estimated to be 36 million households participating in food gardening and 13 million households participating in fresh herb gardening.  We believe that our indoor gardening products and related products offer both expert and novice gardeners several major benefits not readily available through traditional gardening methods, including:

•	the ability to grow fresh herbs, lettuces, vegetables, tomatoes, and flowers year-round, regardless of indoor light levels or seasonal weather conditions,

•	the ability to easily start plants indoors during colder months and then transplant them outdoors at the onset of the outdoor growing season,

•	the ability to use stem cuttings to propagate multiple reproductions of the desired plants in our indoor gardening products, and

•	the ease of growing in our indoor gardens, in contrast to the toil associated with traditional gardening, including preparing the soil, planting, thinning, weeding, watering, and removing pests.

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

Cooking and Healthy Eating Market. Many Americans enjoy cooking as a hobby.  Consumers in this market include:

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

Home and Office Décor Market. Flowers are frequently used to brighten homes and offices around the world. It is difficult to readily grow flowers indoors due to a lack of sufficient light and growing knowledge. As a result, people often use cut flowers, which are expensive, short-lived, and require ongoing maintenance. Our indoor gardening products enable colorful and fragrant flowers to be easily grown indoors year-round. Flowers grown with our indoor gardening products will last for months with minimal care and maintenance. Flowers can be grown in a wide variety of indoor locations, including kitchen and bathroom countertops, living rooms, bedrooms, family rooms, offices, work stations, waiting rooms, and lobbies.

Products

AeroGarden Indoor Gardens.  We currently offer more than 15 different indoor garden models priced from approximately $50 to $170 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusions of plant support systems.

Currently, our AeroGarden product line is divided into four main categories:

1.
AeroGarden 3 Series – The AeroGarden 3 series features the Advanced Growing System, grow lights, a smaller footprint, and an attractive, stylish design that makes it suitable for use as a decorative feature throughout the home or office.  AeroGarden 3’s fit easily on kitchen counters, night stands, and end tables. Some models include upgraded trim and new finish designs such as the “Ladybug” garden targeted at all-family usage.  Retail prices range from $50 to $60.

2.
AeroGarden 6 Series – The AeroGarden 6 series features the Advanced Growing System, grow lights, greater output than the AeroGarden 3 series, and a space-saving configuration with a 30% smaller footprint relative to our AeroGarden 7 and AeroGarden Extra series, to fit more easily on countertops and in corners for apartments, condos, and smaller kitchens. Retail prices range from $80 to $100.

3.	AeroGarden 7 Classic Series – Our original products which feature the rainforest nutrient delivery system, automated lights, and reminder systems. Retail prices range from $100 to $120.

4.
AeroGarden Extra Series – Aerogarden 7 with extended lamp arms and greater light output for growing larger vegetables.  Some models also include stainless steel trim.  Retail prices range from $150 to $170.

 AeroGarden Seed Kits.  We currently offer more than 50 seed kits for use in our indoor gardening products. These seed kits include pre-seeded bio-grow seed pods and a three-to-six-month supply of nutrients, including our proprietary formula for adjusting water quality. Our seed kits retail at prices ranging from $9.99 to $24.99, and include:

•   Vegetable Gardens:  cherry tomato, chili pepper, salsa garden.

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

AeroGarden Seed-Starting Kits.  Developed for more experienced gardeners, our line of Seed Starting Trays and Master Gardener Kits are designed to allow consumers to plant and grow their own seeds in the AeroGarden.  With our Seed Starter Trays, consumers can start up to 66 seedlings in our indoor gardens for transplant into their outdoor gardens when weather allows.  With the Master Gardener Kit, consumers can grow their own seeds to maturity in the AeroGarden, or transplant seeds outdoors when weather allows.

Other Accessories.  To complement and expand the functionality of our indoor gardening products, we have developed a variety of accessory products including cookbooks and cooking accessories.  We also offer multiple wall brackets and other shelving and support systems, which can hold multiple indoor gardens at the same time. We also offer the Herb ‘n Serve, a battery-operated herb blender and salad dressing maker, the Herb ‘n Save and Herb ‘n Ice accessories which are easy-to-use fresh herb storage devices, and many other accessory items.

Future Products.  Our core technology platform can be leveraged by bundling different components into new products with a wide variety of features and price points that then can be sold through a variety of direct and retail channels for use in different settings around the home or office.   Examples include a desk garden series, a professional system for larger plants and vegetables, patio and deck gardens, home décor and air freshening gardens, and additional seed kits and accessories.

Integrated Marketing and Sales Channel Strategy

We consider our products to be an entirely new product category. A primary objective since launch has been to maximize the exposure of the product and educate consumers on the benefits of indoor gardening through an integrated marketing and distribution strategy.  We launched with a nationwide public relations campaign during the first quarter of 2006, and have since received extensive media exposure, with multiple features on national talk shows as well local television coverage, local and national print articles and blog and Internet pieces.  We combined the public relations launch with a retail and direct strategy focusing on high visibility partners and media, including product sales through retailers, national cataloguers, home shopping channels, direct television commercials, our own in-house direct response catalogue, internet sales, and inbound and outbound telemarketing.

Shift in Channel Strategy.  During Fiscal 2010 we determined that broad distribution through the retail channel was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As a consequence, we terminated our relationships with certain retailers and re-focused our efforts on building our direct-to-consumer business.  As of March 31, 2010, our products were being offered in approximately 1,290 storefronts in North America.  During Fiscal 2011, we expect to further reduce the number of storefronts carrying our products as we continue to focus our efforts on building relationships with only those retailers, both traditional and non-traditional, that have historically proven to be good business partners for AeroGrow.

Direct Sales. In the fall of 2006 we launched an infomercial advertising campaign, which began with 30 minute programming and has since been supplemented with 60-second and 120-second television commercials. We have since created new 60-second and 120-second commercials highlighting our new products.  Overall spending on TV advertising has decreased as a percentage of the overall marketing budget, as we have been cash constrained and therefore focused our spending on the most efficient media channels.

In June 2007, we produced and began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In Fiscal 2010 we mailed approximately 3.7 million catalogues.  With our catalogue sales we focus on remarketing to current customers and also prospecting for new customers using database marketing techniques.

We established our first consumer product website in the fall of 2006 and in late 2007 supplemented this with search engine advertising, banner advertising, email campaigns and web affiliate programs.  In the fall of 2008 we took on in-house management of many of these programs from third-party providers and have seen resulting increases in efficiency.  A key focus of our web and catalogue marketing is to maximize the lifetime value of AeroGrow customers through repeat sales of our seed kits, light bulbs and accessories.

During Fiscal 2010, direct-to-consumer sales represented 57.5% of our total net sales.

Retail Sales. Initial shipments to retailers commenced in March 2006.  Over the next several years, we rapidly grew our retail distribution and as of March 31, 2009 our products were being sold through approximately 7,500 stores in North America.  In Fiscal 2010, we reduced our sales to retailers as discussed above, and as of March 31, 2010 our products were being sold through approximately 1,290 stores in North America.  During Fiscal 2010, sales to retailers represented 40.1% of our total net sales.  Approximately 69% of our total sales to retailers represented sales to Canadian Tire Corporation, Amazon, Bed Bath & Beyond and QVC.  Canadian Tire Corporation represented 35% of our total retail sales for the fiscal year ended March 31, 2010.

International Sales. We began testing international sales opportunities in the UK and Japan in late 2007, and have since expanded internationally into Australia, South Korea, Mexico, France and several other countries.  During Fiscal 2010, international sales represented 2.4% of our total sales.  International efforts in the fiscal year ending March 31, 2011 (“Fiscal 2011”) are expected to focus primarily on supporting distribution in existing markets.  Material incremental expansion into new countries in Fiscal 2011 is not anticipated, and will be pursued in future years as and when resources allow.

Competition

Aeroponic and hydroponic technologies have historically been limited to ardent hobbyists and commercial growing facilities.  We believe that we are the first company to develop and offer a simple dirt-free indoor growing system for the mass consumer market.

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

However, we recognize that a large market exists for products like ours and that there are other companies that are better funded and have greater experience in producing hydroponic products in commercial markets, or that have been more successful in manufacturing or selling consumer product or soil-based gardening products.

Manufacturing

We source our AeroGarden products and accessory items from contract manufacturing companies that manufacture products using tooling we own, in accordance with our specifications, and subject to our intellectual property rights.  We assemble and package our seed kits in our facilities in Indianapolis, Indiana.

We have three Chinese manufacturers of our garden products.  Each is capable of manufacturing multiple garden models.  We believe the existing production capacity of these manufacturers is more than sufficient to meet our garden requirements for the short-to-medium term.  In addition, capacity expansion is available in a reasonable period of time with a nominal tooling investment.  We also have multiple, dual-sourced manufacturers of our many component parts and accessories.

In July 2008 we opened a company-owned distribution center in Indianapolis, Indiana.  We also produce and assemble our seed kits in this facility.  Indoor gardening products are shipped from China either to our primary fulfillment center in Indianapolis, or to third-party fulfillment centers in North America, as well as to third party distribution facilities in countries outside the North America.

Product Returns and Warranties

 To date, product returns have been within our expectations for both retail and direct-to-consumer sales.  At retail, we generally use a “destroy in field” methodology as the cost of shipping a used product back to us often does not justify the value of the recovered unit.  Some customers are obligated to ship products to our facility in order to receive credit for returned goods.  In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods, which allowance is deducted from payments made by such customers.  To our knowledge, our retailers are satisfied with these arrangements.   Our manufacturers will provide us with replacement parts at no charge for products that are deemed defective due to materials or manufacturing complications. We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.

Intellectual Property

Our success and ability to compete are substantially dependent upon our internally developed technology and expertise.  While we rely on patent, copyright, trade secret, and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

As of March 31, 2010, we have filed 14 patent applications in the United States and four patent applications internationally to protect our inventions, and of these, three United States and three international patents have been issued.   We believe that the technology covered by our patent applications does not infringe on issued patents owned by others. We believe that if we fail to receive patents for any one of these patent applications, our operations will not be materially adversely affected. We believe that failure to obtain patents, however, will make it easier for competitors to bring competitive products to market. If competitive products perform better or are marketed by companies with greater financial and distribution resources than us, these competitive products may adversely affect our operations. In addition to the patents being sought, we maintain critical information about our products as trade secrets. The inventions under the patent applications have not been granted patents, and there can be no assurance that patents will be granted.

In addition, we have filed: (i) 34 trademark applications in the United States, 32 of which have registered and two of which have been allowed; and (ii) five trademark applications designating 32 countries, four of which have registered in 27 countries.  We intend to prosecute to protect our products and brand equity.

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

Our success will depend upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We cannot be certain that patents will be issued on the patent applications that we have filed, or that we will be able to obtain the necessary intellectual property rights, or that other parties will not contest our intellectual property rights.

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

Personnel

As of March 31, 2010, AeroGrow employed 46 employees with 40 full-time and 6 part-time.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good. Our outsourced business includes, but is not limited to, manufacturing, some telemarketing, infomercial production, and some fulfillment and shipping.  Additional employees and/or consultants may be hired in the future as our operations grow.

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

Risks Related to our Business, Products and Markets

We may need additional capital to fund our future operations and we may not be able to obtain the amount of capital required, particularly when the credit and capital markets are volatile.

During Fiscal 2010, we issued an aggregate of $6,685,486 of Series A Convertible Preferred stock and incurred $1,080,000 of bridge financing to help address our immediate short-term liquidity needs, fund prior operating losses and provide capital to support business operations.  In addition, during June 2009 we converted certain accounts payable totaling approximately $1.4 million to long-term debt, amended our working capital financing agreement and negotiated concessions with certain of our accounts payable creditors with regard to payment timing and amounts due.   (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources, and Note 3– Current and Long Term Debt – Long Term Debt and Note 10 – Stockholders’ Equity in the accompanying Notes to Financial Statements for additional details.)

In May and June 2010, we issued $6,800,000 in three-year subordinated secured convertible notes to help address our liquidity requirements, refinance certain obligations and provide funding for future operations.

We may require additional capital to support our business, cover operational expenses, and finance planned growth.  It is possible that none of our outstanding warrants and options will be exercised and we will therefore not receive additional capital from these sources.  We may need to issue equity, debt, or securities convertible into equity, which are likely to rank senior to our common stock and to dilute the current stock ownership in AeroGrow.  If we are unable to raise additional capital, or cannot raise capital on acceptable terms, we may not have sufficient capital to operate our business as planned and would have to modify our business plan or curtail some or all of our operations.

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

Since we commenced operations in 2002, and through March 31, 2010, we incurred substantial losses, including a net loss of $6,331,205 for the twelve month period ended March 31, 2010.  As of March 31, 2010, our losses have resulted in an accumulated deficit of $56,272,803.  The future success of our business will depend on our ability to profitably expand sales of our AeroGarden indoor garden systems, seed kits and accessory products to consumers, and develop new product extensions and applications.

We are subject to many of the risks common to developing enterprises, including undercapitalization, cash shortages, limitations with respect to financial and other resources, and insufficient scale to be self-sustaining. There is no assurance that we will ever attain profitability.

A worsening of the United States economy could materially adversely affect our business.

The success of our business operations depends significantly on consumer confidence and spending, which deteriorated during the recent worldwide economic downturn.  A continuation or re-occurrence of the economic downturn, and the consequent impact on consumer spending, could adversely impact our revenue, ability to market our products, build customer loyalty, or otherwise implement our business strategy.  If the current economic situation persists, or deteriorates significantly, our business could be negatively impacted.

Our sales to retailer customers are highly concentrated in a small number of retailers in the United States and Canada, including traditional “brick and mortar” retailers, online retailers, and television shopping channels.  The loss of one or more of these customers could have a material adverse impact on our business.

In the fiscal years ended March 31, 2010, and March 31, 2009, approximately 40.1% and 60.9%, respectively, of our net sales were to retailer customers.  Of these sales, approximately 69% represented sales to our top four retailer customers.  The loss of one or more of our key retailer customers, or a significant decline in orders from one or more of these retailers could materially affect our sales of indoor garden systems, seed kits and accessories, and therefore have a material adverse impact on our business and our financial results.

We have recently shifted the focus of our business strategy toward the direct-to-consumer sales channels.  Failure to successfully develop our position in these channels could have an adverse impact on our future results of operations.

On January 15, 2010, we announced a strategic shift to increase our focus on the direct-to-consumer business channels.  We intend to dedicate a larger proportion of our capital and human resources to develop these channels.  Successfully growing these channels will require that we invest in revenue-generating media to attract new customers, effectively target our marketing messages to consumers, and develop ongoing relationships with consumers through excellence in our fulfillment, shipping and customer service operations.  There can be no assurances given that we will be successful in achieving these requirements, or that we can do so on a timely basis.  In the event we do not succeed in developing the direct-to-consumer channels as we intend, there could be a material adverse impact on our future results of operations.

A significant portion of our sales are to retailers, many of which have been adversely impacted by the deterioration in economic conditions and the consequent impact on consumer spending.

In the fiscal years ended March 31, 2010, and March 31, 2009, approximately 40.1% and 60.9%, respectively, of our net sales were to retailer customers.  Our business plan anticipates continued sales through this distribution channel, albeit at lower levels than in prior years.  Uncertainty about the current and future global economic conditions may cause consumers and retailers to defer purchases, attempt to return inventory, or cancel purchase orders for our products in response to tighter credit, decreased cash availability and declining consumer confidence.  In the event that certain retailers are adversely impacted by the current economic downturn, re-structure their business operations to reduce costs and capital investment, or choose to reduce the breadth of their product offering, our sales could be adversely affected.

Our future depends on the success of our indoor garden systems, seed kits and accessory products. We do not know if our indoor garden systems, seed kits and accessory products will generate consumer acceptance on a broader scale.

We have introduced our indoor garden systems and seed kits as new products to consumer markets unfamiliar with their use and benefits.  Although we believe that we have penetrated only a small portion of the potential market for our products, we cannot be certain that our products will generate widespread consumer adoption.  If consumers do not purchase our products in sufficient numbers, we will not be profitable.

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

Our future revenue and profitability depend on the successful marketing of our indoor garden systems.  We cannot give assurance that consumers will continue to be interested in purchasing our products.  We use direct consumer marketing, including television commercials, infomercials, catalogue, magazine and newspaper advertising, and the Internet. In addition, we collaborate with our retailer customers to market our products to consumers.  If our marketing strategies fail to attract an adequate number of customers, our product sales will not produce future revenue sufficient to meet our operating expenses or fund our future operations.

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

For the fiscal year ended March 31, 2010, approximately 56% of our total net sales occurred during four calendar months (September – December).  We must estimate sales in advance of these peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.  Significant variations in actual demand for our products during the peak months relative to our forecast could result in our sales being limited by lack of product, our not achieving a sufficient level of sales to cover expenses incurred throughout the balance of the year, or in our having excess inventory to liquidate at potentially lower margins.  In any of these cases, there could be a material adverse impact on our financial performance.

We are highly reliant upon a single company-operated distribution and seed kit manufacturing facility.  Any material disruption to the operation of this facility could adversely affect our business.

In July 2008 we opened a company-operated distribution and fulfillment center in Indianapolis, Indiana to supplement our existing third-party logistics providers.  Since then, our facility in Indianapolis has become our primary distribution and fulfillment center for the United States and Canada, with the majority of our shipment volume handled through this facility in our fiscal year ended March 31, 2010.  In February 2009 we re-located our seed kit manufacturing operations to the facility in Indianapolis from its previous location in Longmont, Colorado.  We now manufacture all of our seed kits in the Indianapolis facility.  Any material disruption to the operation of this facility, whether caused by internal or external factors, could have a material adverse impact on our business and financial performance.

We rely on third party providers in our manufacturing, warehouse, distribution, order processing, and fulfillment operations. If these parties are unwilling to continue providing services to us, or are unable to adequately perform such services for us on a cost effective basis, our business could be materially harmed.

We engage third parties to perform certain critical functions supporting our business operations.  Any disruption in our relationship with any of our vendors could cause significant disruption to our business and we may not be able to locate another party that can provide comparable services in a timely manner or on acceptable commercial terms.  In addition, no assurance can be made that these relationships will be adequate to support our business as we follow our business plan.

Our intellectual property and proprietary rights give us only limited protection, and can be expensive to defend.

Our ability to produce and sell indoor garden systems exclusively depends in part on securing patent protection for the components of our systems, maintaining various trademarks, and protecting our operational trade secrets. To protect our proprietary technology, we rely on a combination of patents pending (and if granted, patents), trade secrets, and non-disclosure agreements, each of which affords only limited protection. We own the rights to 18 United States and international patent applications, three of which have been issued in the United States and three of which have issued internationally. However, the remaining patent applications may not result in issued patents and even issued patents may be challenged.  We are selling our indoor garden systems prior to receiving issued patents relating to our patent applications.   All of our intellectual property rights may be challenged, invalidated, or circumvented.  Claims for infringement may be asserted or prosecuted against us in the future and we may not be able to protect our patents, if any more are obtained, and intellectual property rights against others. Our former employees or consultants may violate their non-disclosure agreements, leading to a loss of proprietary intellectual property. We could also incur substantial costs to assert our intellectual property or proprietary rights against others.

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

We have sold more than 958,000 AeroGardens since our inception and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have an adverse impact on our results of operations.

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

In connection with the Linens ‘N Things (“LNT”) bankruptcy proceedings, a Complaint to Avoid and Recover Preferential Transfers was filed by LNT in the United States Bankruptcy Court for the District of Delaware on April 20, 2009 (the “Complaint”).  The Complaint alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, we are required to return to LNT approximately $623,000 in “preferential” transfers allegedly made to AeroGrow during the 90-day period preceding the filing of the LNT bankruptcy cases. The Complaint also alleges that AeroGrow is required to pay to LNT approximately $44,000 on account of credits allegedly earned but not redeemed by LNT prior to the filing of the LNT bankruptcy cases.  We negotiated a settlement of all claims with LNT, executed a settlement agreement, and are now awaiting final approval of the settlement by the bankruptcy court.  We do not anticipate there will be any material change to the terms of the executed settlement agreement, and the cost to us of the settlement is less than the amount previously accrued in our balance sheet and consolidated statement of operations in anticipation of the cost of defending, or settling, this matter.

Risks Related to the Market for our Securities

The market price of our shares may fluctuate greatly. Investors in AeroGrow bear the risk that they will not recover their investment.

Effective as of May 4, 2009, our common stock ceased to be listed on The Nasdaq Stock Market and is now traded on the OTC Bulletin Board.  Currently, trading in our common stock is limited, and the price per share is likely to be influenced by the price at which and the amount of shares the selling security holders are attempting to sell at any time.  This could have the effect of limiting the trading price or lowering the market price to the selling security holders’ offering prices.  Common stock such as ours may be subject to the activities of persons engaged in short selling securities, which generally has the effect of driving the price down. In addition, the common stock of emerging growth companies is typically subject to high price and volume volatility. Therefore, the price of our common stock has fluctuated, and may continue to fluctuate, widely. A full and stable trading market for our common stock may never develop and, as a result, stockholders may not be able to sell their shares at the time they elect, if at all.

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

As of March 31, 2010, we were committed to issue up to 68,191,852 additional shares of common stock under the terms of outstanding warrants, options and other arrangements as detailed in Note 5 – Equity Compensation Plans and Note 9 – Stockholders’ Equity in the accompanying Notes to Financial Statements.

In addition, during Fiscal 2010 we issued an aggregate of 7,586 shares of Series A Convertible Preferred stock giving the holders the right to convert their preferred shares into a total of 37,930,000 common shares of AeroGrow.  The preferred shareholders also received 4,164 warrants to purchase additional preferred shares that could be converted into 20,820,000 shares of AeroGrow common stock.  Furthermore, during the fiscal year ended March 31, 2010, we incurred $1,080,000 in bridge financing in which we also issued warrants to purchase an additional 1,080,000 shares of AeroGrow common stock.  In addition, during May and June 2010, we issued $6,800,000 in secured subordinated convertible notes that can convert to 68,000,000 shares of common stock, and issued 68,000,000 warrants to purchase shares of common stock.  See Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources and Note 9 – Stockholders’ Equity in the accompanying Notes to Financial Statements).

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

During Fiscal 2010, we issued an aggregate of $6,685,486 Series A Convertible Preferred securities.  During May and June 2010 we issued $6,800,000 of subordinated secured convertible notes.  The terms and conditions of these securities could significantly impact the price of our common shares, and could adversely impact our ability to raise additional equity capital.

The holders of our Series A Convertible Preferred shares (the “Preferred Shareholders”) have the right to convert each of their shares and warrants into 5,000 common shares of AeroGrow.  In addition, the Preferred Shareholders have the right to vote their shares on an as-converted basis on all matters voted on by common shareholders.  The Preferred Shareholders also have the right to elect three Directors of AeroGrow, voting as a separate class.  As a result of these rights, the Preferred Shareholders have effective control over AeroGrow and its governance.  In addition, the Preferred Shareholders possess certain rights that give them preferences relative to common shareholders in the event of a sale or liquidation of the Company.  It is possible that the Preferred Shareholders could take actions that could adversely impact the value of investments in common shares of the Company.  In addition, the control position of the Preferred Shareholders, as well as other anti-dilution rights held by the Preferred Shareholders, could adversely impact our ability to raise capital in the future.  The holders of our subordinated secured convertible notes have the right to convert the notes at a conversion price of $0.10 per  share of our common stock at any time during the three-year life of the notes.  (For more detail on the Series A Convertible Preferred securities and the subordinated secured convertible notes, see Item 7 - Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources and Note 9 – Stockholders’ Equity in the accompanying Notes to Financial Statements.)

If an exemption from registration on which we have relied for any of our past offerings of common stock or warrants is challenged legally, our principals may have to spend time defending claims, and we would then risk paying expenses for defense, rescission, and/or regulatory sanctions.

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

ITEM 3. LEGAL PROCEEDINGS

In connection with the Linens ‘N Things (“LNT”) bankruptcy proceedings, a Complaint to Avoid and Recover Preferential Transfers was filed by LNT in the United States Bankruptcy Court for the District of Delaware on April 20, 2009 (the “Complaint”).  The Complaint alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, we are required to return to LNT approximately $623,000 in “preferential” transfers allegedly made to AeroGrow during the 90-day period preceding the filing of the LNT bankruptcy cases. The Complaint also alleges that AeroGrow is required to pay to LNT approximately $44,000 on account of credits allegedly earned but not redeemed by LNT prior to the filing of the LNT bankruptcy cases.  We negotiated a settlement of all claims with LNT, executed a settlement agreement, and are now awaiting final approval of the settlement by the bankruptcy court.  We do not anticipate there will be any material change to the terms of the executed settlement agreement, and the cost to us of the settlement is less than the amount previously accrued in our balance sheet and consolidated statement of operations in anticipation of the cost of defending, or settling, this matter.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the OTC Bulletin Board (the “OTCBB”) since June 9, 2009 under the symbol AERO.  In the past, our common stock was listed on the Pink Sheets Electronic OTC Market from May 4, 2009 through June 9, 2009, on the NASDAQ Capital Market from June 13, 2007, to May 1, 2009, and on the OTCBB from January 8, 2007 to June 12, 2007.

Price Range of Common Stock

The following table sets forth, for the periods indicated, the high and low daily closing prices of our common stock for the two most recently completed fiscal years while trading on the markets noted above.

	Fiscal Year Ended 3/31/10		Fiscal Year Ended 3/31/09
	High	Low	High	Low
1st Quarter - Ended June 30	$0.24	$0.12	$3.75	$1.81
2nd Quarter - Ended Sept 30	$0.18	$0.07	$3.22	$1.27
3rd Quarter - Ended Dec 31	$0.22	$0.12	$2.94	$0.19
4th Quarter - Ended Mar 31	$0.20	$0.12	$0.40	$0.08

Holders

As of May 31, 2010, we had approximately 492 holders of record of our common stock.

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

Equity Compensation Plan Information

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information.”

Company Stock Performance

The following graph compares the cumulative total stockholder return data for our stock for the period beginning April 1, 2008 and ending on March 31, 2010 to the cumulative return over such period of (i) The Russell 2000 Index (RUT) and (ii) the Russell Microcap Index (IWC).  The graph assumes $100 was invested on March 31, 2008 in our Common Stock and in each of the comparative indices. Note that the historical stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data

	Fiscal Years ended March 31,
	2010	2009	2008
Revenues	$17,251,347	$37,449,868	$38,356,676

Cost of revenue	11,846,399	23,710,787	22,975,385
Research and development	424,741	2,146,493	2,605,112
Sales and marketing	6,104,742	13,772,822	16,084,353
General and administrative	5,112,647	7,043,391	6,084,728
Total operating expenses	23,488,529	46,673,493	47,749,578
Loss from operations	(6,237,182)	(9,223,625)	(9,392,902)
Other (income) expense	94,023	1,089,889	443,019
Net loss	$(6,331,205)	$(10,313,514)	$(9,835,921)

Net loss per share, basic and diluted	$(0.50)	$(0.82)	$(0.84)
Weighted average number of common
shares outstanding, basic and diluted	12,564,140	12,519,999	11,662,891

Consolidated Balance Sheet Data	March 31,
	2010	2009	2008
Cash and cash equivalents	$249,582	$332,698	$1,559,792
Total assets	$6,843,780	$14,609,190	$11,919,629
Total liabilities	$10,170,710	$18,840,815	$7,511,078
Total stockholders’ equity (deficit)	$(3,326,930)	$(4,231,625)	$4,408,551

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K (“Annual Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “may,” “will,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are only predictions that are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the SEC, specifically the most recent reports on Form 10-Q. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Executive Overview

            We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded all aspects of our operations in order to take advantage of what we believe to be an attractive market opportunity.  We currently offer more than 15 different indoor garden models, more than 50 seed kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in nine other countries.

However, during the fiscal year ended March 31, 2010 (“Fiscal 2010”), we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer confidence and spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As of March 31, 2010, our products were offered in approximately 1,290 storefronts in North America, as compared to approximately 7,500 stores as of March 31, 2009.  Although we expect to further reduce the number of retailer storefronts carrying our products during the next fiscal year, we plan to maintain relationships with retailers, both traditional and non-traditional, that have historically proven to be good business partners for AeroGrow.  In this regard, we plan to continue selling through our largest retailer customers, including three customers that comprised approximately 59% of our retailer sales during Fiscal 2010.

In Fiscal 2010, we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity. To position our business for the future, we have substantially increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately than 3.7 million catalogues mailed in Fiscal 2010, web sales, infomercials, and 60 and 120 second television commercials.  Our products are also sold through television home shopping channels and by online retailers.  In Fiscal 2010, approximately 57.5% of our total sales were to direct customers.

During Fiscal 2010 we began the process of re-capitalizing the Company by issuing approximately $6.7 million in convertible preferred shares.  In addition, we negotiated deferred payment arrangements with certain vendors, negotiated reduced balances with certain vendors, and reduced the amount of our interest-bearing debt and our accounts payable obligations.  Nonetheless, we continued to face cash and liquidity constraints during Fiscal 2010 that were, at times, severe, and that had a material impact on our ability to operate our business.  Subsequent to the end of Fiscal 2010, in May and June 2010, we issued $6,800,000 in convertible secured subordinated debt to supplement our internal cash sources and to address our liquidity constraints.  As a result, we believe that we have sufficient liquidity to execute our business plans for the fiscal year ending March 31, 2011.

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

	March 31, 2010	March 31, 2009
Finished goods	$2,515,451	$6,799,996
Raw materials	978,281	1,550,139
	$3,493,732	$8,350,135

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2010, the Company had reserved $670,134 for inventory obsolescence and as of March 31, 2009 the Company had reserved $335,705.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $1,354 and $0 of revenue as of March 31, 2010 and March 31, 2009, respectively, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct sales to consumers because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period.  The Company  offers the 36-day trial period intermittently.  The Company also, as of March 31, 2010 and March 31, 2009, did not record $561 and $0, respectively, of product costs associated with the foregoing revenue in as much as the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $339,041 and $46,131 of revenue as of March 31, 2010 and March 31, 2009, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods. Deferred payments for these goods are charged to Customer Deposits. The Company also deferred, as of March 31, 2010 and March 31, 2009, recognition of $243,456, and $21,336 of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2010 and March 31, 2009, the Company had accrued $80,119 and $431,148 respectively, as its estimate for the foregoing deductions and allowances.  In addition, for the fiscal year ended March 31, 2010 and March 31, 2009, the Company had accrued $66,000 and $1,393,198 for possible returns or price markdowns associated with several large retailer accounts along with $21,207 and $30,310 of general allowance for potential returns.  These accruals were recorded as bad debt expense, and an increase in allowance for bad debt, which reduced net trade receivables relating to retailers.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   The manufacturers of the Company’s products provide replacement parts for any defective components free of charge up to 2% of the total units purchased.  Based upon the foregoing, the Company has recorded as of March 31, 2010 and March 31, 2009 a provision for potential future warranty costs of $55,842 and $69,587, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such retailers. As of March 31, 2010 and March 31, 2009, the Company has recorded a reserve for customer returns of $47,398 and $101,743, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges paid by customers are included in product sales.

Stock Based Compensation
The Financial Accounting Standards Board (“FASB”) issued ASC 710-10-15 (prior authoritative guidance: FASB Statement No. 123R, Share-Based Payment). The Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process, which required adoption of the new accounting standard no later than January 1, 2006.  ASC 710-10-15 requires accounting for stock options using a fair-value-based method as described in such statement and recognizing the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued under ASC 710-10-15.  In addition, the Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options as permitted.  For the years ended March 31, 2010, March 31, 2009, March 31, 2008, equity compensation in the form of stock options and grants of restricted stock totaled $452,393, $723,406, and $710,899, respectively, and is included in the accompanying Statements of Operations in the following categories:

		Years ended
	March 31, 2010	March 31, 2009	March 31, 2008
General and administrative	$319,673	$457,592	$225,730
Research and development	6,644	121,952	300,702
Sales and marketing	126,076	143,862	184,467
Total	$452,393	$723,406	$710,899

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with the Statement of Position, ASC 340-20-25 (prior authoritative guidance: SOP 93-7, Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2010 and March 31, 2009, the Company had deferred $19,058 and $346,130, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2010, March 31, 2009 and March 31, 2008 were $2,299,431, $5,101,910 and $6,955,555, respectively.

Research and Development
Research, development, and engineering costs are expensed as incurred, in accordance with ASC 730-10-25 (prior authoritative guidance: SFAS No. 2, Accounting for Research and Development Costs).  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Deferred Debt Issuance Costs
The Company capitalizes debt issuance costs that are directly attributable to realizing the proceeds of the debt issued and these costs are amortized over the contractual life of the debt.

New Accounting Pronouncements

In January 2010, the FASB issued a new accounting standard which updates and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, Fair Value Measurements and Disclosures.  The majority of the provisions of this update are effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of these provisions did not have a material impact on our financial statements.

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

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. Adoption did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (prior authoritative guidance: SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles).  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative GAAP for SEC registrants.  The standard is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements other than references to accounting standards in our accounting principles disclosure where modified.

In May 2009, the FASB issued ASC 855, Subsequent Events (prior authoritative guidance: SFAS No. 165, Subsequent Events). ASC 855 establishes general accounting standards and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009, and as such, adopted this standard in the first quarter of our fiscal year ending March 31, 2010. The adoption of ASC 855 did not have a material effect on our financial position, results of operations or cash flows.  We have performed an evaluation of subsequent events through the date of our filing of this Form 10-K.

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

Inflation and Seasonality

We do not currently expect inflation to have a significant effect on our operations. Because our indoor garden systems are designed for an indoor gardening experience, we experience slower sales in the United States during the late spring and summer months when our consumers may tend to garden outdoors.  In addition, we have experienced increased sales during the holiday season in the fourth calendar quarter (the third quarter of our fiscal year).  We sell to our international distributors in US Dollars thereby minimizing effects from currency fluctuations.  We purchase our gardens and other accessory products from Chinese manufacturers, and these purchases are denominated in US Dollars.  However, over time, the cost of the products we procure from China may be affected by changes in the value of the US Dollar relative to the Chinese currency.

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last three fiscal years:

	Fiscal Years Ended March 31,
	2010	2009	2008
Revenue
Product sales- retail	40.1%	60.9%	62. 4%
Product sales- direct-to-consumer	57.5%	32.9%	35.7%
Product sales- international	2.4%	6.2%	1.9%
Total sales	100.0%	100.0%	100.0%

Operating expenses
Cost of revenue	68.7%	63.3%	59.9%
Research and development	2.5%	5.7%	6.8%
Sales and marketing	35.4%	36.8%	41.9%
General and administrative	29.6%	18.8%	15.9%
Total operating expenses	136.3%	124.6%	124.5%

Loss from Operations	-36.3%	-24.6%	-24.5%

Total other (income)/expense, net	0.4%	2.9%	1.1%

Net Loss	-36.7%	-27.5%	-25.6%

Fiscal Years Ended March 31, 2010 and March 31, 2009

Summary Overview
For the fiscal year ended March 31, 2010 (“Fiscal 2010”), our net sales totaled $17,251,347, a decrease of 53.9% from the fiscal year ended March 31, 2009 (“Fiscal 2009”).

Our sales to retailer customers declined by 69.7% to $6,923,619, representing 78.7% of the overall sales decrease we experienced during Fiscal 2010.  The reduction in sales to retailers reflected a combination of factors, included our decision to de-emphasize sales to retailers because of the higher risk and lower margins associated with these sales.  In addition, during Fiscal 2010, retailers generally took a more cautious approach to inventory decisions, resulting in fewer and smaller orders than in previous years.  As a result of our strategic decision to reduce our exposure to the retail channel, and, in some case, inventory actions by certain retailers, we reduced the number of retail store doors carrying our products, to an estimated 1,290 at March 31, 2010, from approximately 7,500 a year earlier.

Our direct-to-consumer sales also declined, by 19.4% to $9,921,278, despite a 78.9% year-over-year increase in the efficiency of our marketing efforts during Fiscal 2010, as measured by dollars of direct-to-consumer sales per dollar of advertising expense.  However, we reduced our revenue-generating advertising spending by 54.9% during Fiscal 2010, more than offsetting the increase in marketing efficiency, because of our cash constraints, and our decision to implement a more targeted marketing program during the year in light of the difficult macroeconomic environment.  Sales to international distributors also fell, by 82.5% to $406,450 in Fiscal 2010 as we did not promote international sales, and our distributors’ inventory levels in existing markets were sufficient to meet most of our international consumer demand, thereby limiting re-orders.

Our gross margin for the fiscal year ended March 31, 2010 was 31.3%, down from 36.7% in the prior year.  The reduction in gross margin reflected a number of factors including severe operational inefficiencies caused by our cash constraints during Fiscal 2010, a higher inventory reserve established during Fiscal 2010, and the impact of fixed facility costs on a lower level of revenue during the year.

Operating expenses other than cost of revenue for the fiscal year ended March 31, 2010 totaled $11,642,130, 49.3% or $11,320,576 lower than the prior fiscal year.  This decrease reflected the combined impacts of lower headcount and cost reduction initiatives executed throughout the year.  Sales and marketing costs were reduced by 55.7%, including a $2,802,479, or 54.9% reduction in advertising spending caused in large part by the cash constraints we experienced throughout Fiscal 2010, as well as by planned reductions we implemented in reaction to the impact of the global economic recession on consumer spending.  General and administrative expense totaled $5,112,647 during Fiscal 2010, representing a $1,930,744, or 27.4% reduction relative to the prior fiscal year.  The lower general and administrative expense primarily reflected the impact of headcount reductions, lower legal and accounting costs, lower facility costs, and reductions in corporate and governance expenses, partially offset by a higher allowance for bad debts associated with the termination of our relationships with certain retailers.  Research and development costs also declined year-over-year, by $1,721,752, or 80.2%, to $424,741 in Fiscal 2010.  The reduction in research and development expense primarily reflected the impact of lower headcount relative to the prior fiscal year.

Our loss from operations totaled $6,237,182 for Fiscal 2010, as compared to a loss of $9,223,625 in the prior year.  The lower loss reflected the impact of cost savings initiatives and lower media spending which offset the impact of lower sales and gross margin during Fiscal 2010.

Other expense for Fiscal 2010 totaled $94,023 as compared to $1,089,889 in the prior year. The year-over-year change reflected $807,310 in gains recorded as a result of negotiated reductions in accounts payable amounts owed to certain vendors, and a $56,819 decrease in interest expense resulting from a lower average level of debt outstanding being offset by a higher effective interest rate during Fiscal 2010.

The net loss for Fiscal 2010 was $6,331,205 as compared to a net loss of $10,313,514 in Fiscal 2009.  The lower loss reflected the impact of cost savings initiatives, lower media spending, and the gains recorded on the negotiated reductions in accounts payable which offset the impact of lower sales and gross margin during the period.

Revenue
The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2010, and March 31, 2009:

	Quarters ended				Year ended
	30-Jun-08	30-Sep-08	31-Dec-08	31-Mar-09	31-Mar-09
Sales – retail	$2,642,575	$11,508,030	$5,621,688	$3,048,651	$22,820,944
Sales – direct-to-consumer	3,339,410	1,365,438	4,867,808	2,731,362	12,304,018
Sales – international	738,096	981,462	521,389	83,959	2,324,906
	$6,720,081	$13,854,930	$11,010,885	$5,863,972	$37,449,868

	Quarters ended				Year ended
	30-Jun-09	30-Sep-09	31-Dec-09	31-Mar-10	31-Mar-10
Sales – retail	$868,263	$1,831,781	$3,649,483	$574,092	$6,923,619
Sales – direct-to-consumer	2,010,243	1,375,141	4,159,984	2,375,910	9,921,278
Sales – international	101,187	79,027	129,781	96,455	406,450
	$2,979,693	$3,285,949	$7,939,248	$3,046,457	$17,251,347

In Fiscal 2010, revenue totaled $17,251,347, a decrease of $20,198,521, or 53.9%, from Fiscal 2009.

78.7% of the overall sales decline resulted from a $15,897,325, or 69.7%, year-over-year reduction in our sales to retailers, to $6,923,619 in Fiscal 2010 from $22,820,944 in Fiscal 2009.  The decrease in our sales to retailers partially reflected our strategic decision to reduce our exposure to the retail channel because of our determination that sales to retailers were not generating sufficient financial return to compensate for the high level of capital required to support the sales, and to the risks associated with being a supplier to large retail chains.  In addition, the decline in sales to retailers reflected more conservative product, procurement, and inventory management strategies being executed by major retail chains during Fiscal 2010, and a comparison to a prior year period in which more retailer customers stocked AeroGrow products.  As of March 31, 2010, AeroGrow products were being sold through approximately 1,290 storefronts in the United States and Canada, as compared to approximately 7,500 storefronts at March 31, 2009.  We expect the number of stores carrying our products will vary during the fiscal year ending March 31, 2011, and will likely decline during the year due to our strategy of reducing the breadth of our retail distribution and focusing on a small number of key retailer customers, including both traditional brick and mortar and non-traditional retailers.  However, because of the potential variability in the number of stores carrying our products, and the potential impact of web-based retailers, TV sales channels, and catalogue retailers, which do not have storefronts, on our reported sales to retailers, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

Direct-to-consumer sales also decreased $2,382,740 year-over-year, to $9,921,278.  The decline principally reflected a reduction in the amount of revenue-generating media spending during Fiscal 2010 relative to Fiscal 2009.  Specifically, infomercial spending declined $388,981 year-over-year, and there was a 24% decrease in the number of catalogues mailed, to 3,678,080.  The decline in spending reflected management’s determination to more precisely target marketing spending because of the reduced level of consumer spending in the economy generally, cash constraints experienced during Fiscal 2010, and analysis demonstrating that broadcast media spending in the April to June time period had historically resulted in an inadequate return on investment.  During Fiscal 2010, direct-to-consumer sales were down 19.4% relative to Fiscal 2009, despite a much larger 54.9% reduction in the total amount of revenue-generating media spending.

From time-to-time, during the Fiscal 2010, we offered our direct customers 36 days to evaluate the product (“Trial Sales”), with the customer paying only the shipping and handling costs for such products before making required installment payments after the expiration of the 36-day trial period. As of March 31, 2010, we did not record $1,354 of revenue, related to the unpaid balance due for orders shipped in conjunction with these Trial Sales. This compares to $0 in the unpaid balance of Trial Sales that were not recorded as of March 31, 2009.  Also, as of March 31, 2010, we did not record $561 of product costs associated with the Trial Sales because in the event the customer returned the product, we were able to recover these costs through resale of the goods.  Similarly, as of March 31, 2009, there was $0 of unrecorded product cost relating to Trial Sales.

International sales totaled $406,450 in Fiscal 2010 as compared to $2,324,906 in the prior fiscal year.  Fiscal 2009 was the first full fiscal year of revenue for our international operations and included large initial stocking shipments to distributors in several countries.  In Fiscal 2010, the worldwide recession impacted the marketing activities of our distributors, as well as consumer demand for our products in international markets, with the result that inventory levels at our international distributors remained sufficient to meet local demand for our products, limiting re-orders from these customers relative to the Fiscal 2009 period.  As of March 31, 2010, our products were being sold in nine countries outside the United States and Canada, principally in Europe, Asia and in Australia.

The following table presents our quarterly sales by product category, in US Dollars and as a percent of total net revenue, for Fiscal 2010 and Fiscal 2009.

	Quarters ended				Year ended
	30-Jun-08	30-Sep-08	31-Dec-08	31-Mar-09	31-Mar-09
Product Revenue
AeroGardens	$4,983,416	$11,278,260	$8,683,670	$4,189,614	$29,134,960
Seed kits and accessories	1,736,665	2,576,670	2,327,215	1,674,358	8,314,908
Total	$6,720,081	$13,854,930	$11,010,885	$5,863,972	$37,449,868
% of Revenue
AeroGardens	74.2%	81.4%	78.9%	71.4%	77.8%
Seed kits and accessories	25.8%	18.6%	21.1%	28.6%	22.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Quarters ended				Year ended
	30-Jun-09	30-Sep-09	31-Dec-09	31-Mar-10	31-Mar-10
Product Revenue
AeroGardens	$1,584,308	$2,343,439	$5,662,031	$1,858,339	$11,448,117
Seed kits and accessories	1,395,385	942,510	2,277,217	1,188,118	5,803,230
Total	$2,979,693	$3,285,949	$7,939,248	$3,046,457	$17,251,347
% of Revenue
AeroGardens	53.2%	71.3%	71.3%	61.0%	66.4%
Seed kits and accessories	46.8%	28.7%	28.7%	39.0%	33.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Year-over-year, sales of our AeroGardens decreased 60.7% during Fiscal 2010, to $11,448,117, principally reflecting the decline in sales to retailer customers, and, to a lesser extent, the sales declines in other channels of distribution.  Seed kit and accessory sales also declined, by $2,511,678 or 30.2%, to $5,803,230, again reflecting the overall decline in sales in all channels of distribution.  The lower decline in seed kit and accessory sales relative to the decline in garden sales reflected the impact of our expanded base of cumulative gardens sold since inception, to 958,000.  On a cumulative basis, we have sold over 2,037,000 seed kits to-date, and, in Fiscal 2010, sales of seed kits and accessories represented 33.6% of our total net revenue, up from 22.2% in the prior fiscal year.

Cost of Revenue
Cost of revenue for Fiscal 2010 totaled $11,846,399, a 50.0% decrease from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing, and duties and customs applicable to products imported. The year-over-year decline in cost of revenue principally resulted from the decrease in sales during the period.  As a percent of total revenue, these costs totaled 68.7% in Fiscal 2010, as compared to 63.3% in the year earlier period.  The increase in costs as a percent of revenue reflects changes in channel, customer, and product mix, as well as the impact of fixed facility costs on a lower revenue base.  These latter costs principally reflect the impact of our Indianapolis, Indiana manufacturing and distribution center which was opened in July 2008 and became fully operational in October 2008.  In addition, during Fiscal 2010 we experienced increased raw material, freight, fulfillment, and labor costs resulting from our severe cash constraints and the consequent adverse impact on our operational efficiencies.  Finally, cost of revenue in Fiscal 2010 included the impact of $670,134 in reserves taken for excess and obsolete inventory, as compared to $335,705 in Fiscal 2009.  The reserve in Fiscal 2010 principally related to the decision to de-emphasize our sales to retailers, and the consequent need to dispose of excess finished goods, raw materials, packaging, and marketing materials designated for the retail channel.

Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product as opposed to retail sales, where we recognize as revenue the wholesale price for the product which we charge to the retailer.  Media costs associated with direct sales are included in sales and marketing costs.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash-in-advance terms with the distributor bearing all of the marketing and distribution costs within their territory, hence international margins are lower than margins from domestic retail sales.

Gross margin for Fiscal 2010 was 31.3% of net revenue, as compared to 36.7% in the prior fiscal year.  The decline in gross margin as a percent of net revenue principally reflected the operational cost impacts noted above as well as the higher inventory reserve established during Fiscal 2010.

Sales and Marketing
Sales and marketing costs for Fiscal 2010 totaled $6,104,742, a reduction of $7,668,080, or 55.7%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for Fiscal 2010 and Fiscal 2009:

	Fiscal Years Ended March 31,
	2010	2009
Advertising	$2,299,431	$5,101,910
Salaries and related expenses	2,431,068	3,772,942
Sales commissions	309,283	1,145,141
Trade shows	43,877	302,138
Other	1,021,083	3,450,691
	$6,104,742	$13,772,822

Advertising is principally made up of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they generate direct-to-consumer sales and help build awareness of, and consumer demand for, our products in all our channels of distribution.  Advertising expense totaled $2,299,431 for the fiscal year ended March 31, 2010, a decrease of $2,802,479, or 54.9%, from the prior fiscal year, principally reflecting management’s determination to more precisely target marketing spending because of the reduced level of consumer spending in the economy generally during Fiscal 2010, cash constraints experienced throughout Fiscal 2010, and analysis demonstrating that media spending in the April to June time period had historically resulted in an inadequate return on investment.  Spending on television advertising during Fiscal 2010 totaled $222,751, a $1,566,849 reduction from the prior year, while spending on catalogues totaled $1,641,249, a reduction of $711,673.  Spending on other forms of advertising, including online advertising, totaled $435,431 during Fiscal 2010, a $523,957 reduction from the prior year.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For Fiscal 2010, these costs totaled $2,431,068, a decrease of $1,341,874, or 35.6%, from the prior fiscal year.  The decrease principally reflected headcount reductions in sales, marketing, and operations personnel.  In addition Fiscal 2010 personnel costs included a $76,305 increase in severance expense over that recorded in Fiscal 2009, primarily attributable to the departure of our former vice president of sales and marketing during Fiscal 2010.

Sales commissions, ranging from 2.5% to 7% of cash collections from our retailer customers, are paid to third-party sales representative organizations that assist us in developing and maintaining our relationships with retailers.  For the fiscal year ended March 31, 2010, sales commissions totaled $309,283, a 73.0% decrease relative to the prior fiscal year.  The decrease principally reflected the overall decline in sales to retailers during the fiscal year.

Trade show expense comprises all the costs necessary to participate in trade shows and includes show fees, expenses related to developing, transporting and setting up show booths, and travel and entertainment costs, among others.  Trade show expense in Fiscal 2010 totaled $43,877, down $258,261 from the prior year.  The decrease resulted from our decision not to participate in trade shows that had been part of our marketing program for the retail distribution channel in the prior fiscal year.  Given our shift in strategic focus away from retail distribution in Fiscal 2010, these shows no longer fit our marketing requirements.  In addition, cash constraints experienced during Fiscal 2010 limited our ability to participate in shows to support our direct response marketing efforts.

Other sales and marketing costs include third party contracted service, promotional items, media production costs, travel related costs, displays and order processing costs.  These costs totaled $1,021,083 in Fiscal 2010, down $2,429,608 from the prior year because of the reduction in related headcount as well as our focus on bringing services in house, or eliminating them.

General and Administrative
General and administrative expense for the fiscal year ended March 31, 2010 totaled $5,112,647, down $1,930,744, or 27.4% from the prior fiscal year.  The decrease reflected lower headcount and spending reductions in all areas including payroll related costs which totaled $1,880,345, and were down $568,824, legal, accounting and other contracted services fees which totaled $514,489 and were down $642,153, and corporate governance and insurance costs which totaled $356,409, and were down $119,018.  Fiscal 2010 also included a $40,308 increase in severance expense over that recorded in Fiscal 2009, primarily attributable to the departure of our former chief executive officer during Fiscal 2010.

Research and Development
Research and development costs totaled $424,741 for Fiscal 2010, a decline of $1,721,752, or 80.2%, from the prior fiscal year.  Research and development costs comprise the costs associated with our engineering staff that develops new AeroGarden models and technologies, and our plant laboratories that research new plant varieties that will grow well in our AeroGarden products, as well as technologies such as improved lighting and nutrient formulation and delivery to enhance the performance of our products.  The decrease in research and development spending in Fiscal 2010 reflected lower headcount costs resulting from staffing reductions, and the impact of cash constraints experienced during the year that impacted our ability to spend on new product design and development efforts.

Operating Loss
The loss from operations totaled $6,237,182 for the fiscal year ended March 31, 2010, $2,986,433, or 32.4%, less than the prior year.

Other Income and Expense
Other expense for Fiscal 2010 and Fiscal 2009 totaled to $94,023 and $1,089,889, respectively.  The year-over-year change of $995,866 was driven by $807,310 of gains attributable to negotiated reductions in accounts payable due to vendors and a $56,819 decrease in interest expense, reflecting lower average levels of debt being mostly offset by a higher effective interest rate during Fiscal 2010.

Net Loss
The net loss for the Fiscal 2010 totaled $6,331,205, as compared to the $10,313,514 loss reported for the prior year period.

Fiscal Years Ended March 31, 2009 and March 31, 2008

Summary Overview
Our net sales for Fiscal 2009 totaled $37,449,868, a decrease of 2.4% from the fiscal year ended March 31, 2008.  The sales decrease reflected the impact of the sudden disruptions in the global credit markets, the decline in general economic activity, and the consequent decline in consumer spending that occurred in the second half of our fiscal year.  In the first half of the fiscal year (the six month period ended September 30, 2008), our sales increased almost 63.8% reflecting our greatly expanded distribution through our retailer customers; however, the sudden change in the economic environment resulted in our sales declining 34.6% in the second half of the fiscal year.  This impact of the economic downturn on sales was experienced in both our sales to retailer customers and in our direct-to-consumer business.  In our international business, sales increased 213.7% year-over-year, principally reflecting the comparison to a partial year of operations in the prior fiscal year.  Our sales to retailers were also adversely impacted during the second half of the fiscal year by an unusually high level of sales allowances, totaling $2,077,622, which we recognized to reflect our cost of supporting discounting programs executed by some of our largest retailer customers.  These discounting programs were instituted during the 2008 holiday selling season by retailers in recognition of the impact that the global credit crisis, stock market declines, and sudden downturn in economic activity during the fourth calendar quarter of 2008 had on consumer confidence, and therefore on the level of consumer spending.

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

The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2009, and March 31, 2008:

	Quarters ended				Year ended
	30-Jun-07	30-Sep-07	31-Dec-07	31-Mar-08	31-Mar-08
Sales – retail	$4,129,853	$4,850,298	$9,145,317	$5,785,314	$23,910,782
Sales – direct-to-Consumer	2,148,832	1,433,347	5,109,405	5,013,133	13,704,717
Sales – international	-	-	383,020	358,157	741,177
	$6,278,685	$6,283,645	$14,637,742	$11,156,604	$38,356,676

	Quarters ended				Year ended
	30-Jun-08	30-Sep-08	31-Dec-08	31-Mar-09	31-Mar-09
Sales – retail	$2,642,575	$11,508,030	$5,621,688	$3,048,651	$22,820,944
Sales – direct-to-Consumer	3,339,410	1,365,438	4,867,808	2,731,362	12,304,018
Sales – international	738,096	981,462	521,389	83,959	2,324,906
	$6,720,081	$13,854,930	$11,010,885	$5,863,972	$37,449,868

Revenue
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

Our net revenue from sales into the retail channel was adversely impacted by sales allowances over and above those allowances we normally recognize to account for the costs of our account relationships with larger retailers.  These unusual allowances were taken to reflect the cost we incurred to support discounting programs by our retailer customers during the 2008 holiday selling season and in the first calendar quarter of 2009.  These discounting programs were instituted during the 2008 holiday selling season by retailers in recognition of the impact that the global credit crisis, stock market declines, and sudden downturn in economic activity during the fourth calendar quarter of 2008 had on consumer confidence, and therefore on the level of consumer spending.  Because of these factors, discounting and other price actions were prevalent at most retailers and on many products during the 2008 holiday selling season in order to try to incent the consumer to purchase products during what is traditionally the highest volume selling season for retailers.  We recognized $1,725,213 in unusual allowances in the three months ended December 31, 2008 and $352,409 during the three months ended March 31, 2009.  In the prior fiscal year, we recognized no unusual allowances.

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

During the fiscal year ended March 31, 2009, from time-to-time we offered our direct customers 36 days to evaluate the product (“Trial Sales”), with the customer paying only the shipping and handling costs for such products before making required installment payments after the expiration of the 36-day trial period. As of March 31, 2009, we were not offering Trial Sales.  During the prior fiscal year, we also offered Trial Sales, and therefore did not record $577,838 of revenue as of March 31, 2008, related to the unpaid balance due for orders shipped in conjunction with these Trial Sales. Also, as of March 31, 2008, we did not record $175,781 of product costs associated with the foregoing Trial Sales because in the event the customer returned the product, we were able to recover these costs through resale of the goods.

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

Sales and Marketing
Sales and marketing costs for the fiscal year ended March 31, 2009 totaled $13,772,822, a reduction of $2,311,531, or 14.4%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for the fiscal years ended March 31, 2009 and March 31, 2008:

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

Operating Loss
The loss from operations totaled $9,223,625 for the fiscal year ended March 31, 2009, $169,277 or 1.8% less than the prior year.

Other Income/Expense
Total other expense was $1,089,889 during the fiscal year ended March 31, 2009 as compared to $443,019 for the fiscal year ended March 31, 2008.  The $646,870 year-over-year increase reflected a higher average level of interest-bearing debt and capital leases outstanding, combined with a lower average level of interest-bearing cash equivalents.

Net Loss
Our net loss was $10,313,514 for the fiscal year ended March 31, 2009, a $477,593 increase from the previous year as the lower loss from operations was more than offset by the increase in other expense.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in assets and liabilities, the net cash used by operating activities totaled $1,192,496 in fiscal year ended March 31, 2010 as compared to $6,508,410 net cash used by operating activities in the prior fiscal year.

Non-cash items, comprising depreciation, amortization, bad debt allowances, issuances of common stock and options, warrants, change in allowances for bad debt, and gains on the forgiveness of accounts payable obligation totaled to a negative impact of $509,109 for the fiscal year ended March 31, 2010.

Changes in current assets contributed cash of $8,292,060 during Fiscal 2010, principally from reductions in inventory totaling $4,856,403 and the collection of accounts receivable.  As of March 31, 2010, the inventory balance was $3,493,732, representing approximately 108 days of sales activity, and 109 days of sales activity, at the average daily rate of product cost expensed during the 12 months and three months ended March 31, 2010, respectively.  Net accounts receivable totaled $478,113 as of March 31, 2010, representing approximately 25 days of net retail sales activity, and 75 days of net retail sales activity, at the average daily rate of sales recognized during the 12 months and three months ended March 31, 2010, respectively.

Current operating liabilities decreased $2,515,053 during the twelve months ended March 31, 2010.  The reduction included the impact of approximately $1,747,506 in accounts payable and accrued liabilities.  In addition, another $2,518,040 accounts payable and accrued liabilities were converted to either Series A Preferred shares or into long-term debt in non-cash transactions.  Accounts payable as of March 31, 2010 totaled $3,354,703, representing approximately 52 days of daily expense activity, and 54 days of daily expense activity, at the average daily rate of expenses incurred during the 12 months and three months ended March 31, 2010, respectively.

Financing activity, including the impact of the issuance of Series A Preferred shares, and the conversions of various short-term obligations to Series A Preferred shares and long term debt, as well as the net reduction in other debt obligations, provided net cash of $1,233,397 during Fiscal 2010

As of March 31, 2010, we had a cash balance of $693,444, of which $443,862 was restricted as collateral for letters of credit and other corporate obligations.  This compares to a cash balance of $771,029 as of March 31, 2009, of which $438,331 was restricted.

We rely upon a variety of funding sources to meet our liquidity requirements:

First National Loan

On May 19, 2008, the Company and Jack J. Walker, then one of the Company’s directors and now the Company’s Chairman and CEO, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank (the “FNB Loan Agreement”) for a loan to the Company in a principal amount of up to $1,000,000 (the “FNB Loan”).  The Company agreed, among other things, that while the FNB Loan Agreement was in effect, the Company would not (without FNB's prior written consent): (i) incur or assume indebtedness, except for trade debt in the ordinary course of business, capital leases in an amount not to exceed $500,000, and capital expenditures of not more than $500,000 during any fiscal year; (ii) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets (except as specifically allowed); or (iii) sell with recourse any of the Company’s accounts, except to FNB. In the event of a default under the FNB Loan, at FNB's option, all indebtedness owed under the FNB Loan would become immediately due and payable.  The FNB Loan had an initial maturity date of May 19, 2009.

On May 19, 2009, the Company, Mr. Walker, and FNB entered into a Change in Terms Agreement (the “First Change in Terms Agreement”), extending the maturity of the FNB Loan until July 19, 2009, and increasing the interest rate from the Wall Street Journal Prime Rate plus 0.50% floating to the Wall Street Journal Prime Rate plus 2.0% floating, with a floor interest rate of 5.50%.

On August 28, 2009, the Company, Mr. Walker, and FNB entered into a second Change in Terms Agreement (the “Second Change in Terms Agreement”) extending the maturity of the FNB Loan to November 30, 2009.  The Second Change in Terms Agreement increased the interest rate to a fixed rate effective July 19, 2009, of 7% per annum, and provided for principal payments of $100,000 and a loan origination payment of $2,500 at closing of the Second Change in Terms Agreement and then principal payments of $50,000, $50,000, and $100,000 on August 31, 2009, September 30, 2009, and October 31, 2009, respectively.  The terms and conditions of the Second Change in Terms Agreement were consented to by FCC, LLC d/b/a First Capital (“FCC”), the Company’s senior lender, in accordance with the Subordination and Intercreditor Agreement by and among FNB, FCC, and the Company (the “Subordination Agreement”).  The Company was prohibited from making principal payments against the FNB Loan, including scheduled principal payments, unless and until such time as FCC provided its consent or such time as the Company’s liquidity position exceeded certain thresholds defined in the Subordination Agreement.

At closing of the Second Change in Terms Agreement on August 31, 2009, the Company made the scheduled $100,000 principal payment with the consent of FCC.  Principal payments totaling $200,000 that were due during the term of the Second Change in Terms Agreement were made by Mr. Walker to FNB because FCC did not consent to the Company making such payments.  The first $150,000 of payments made by Mr. Walker was recorded by the Company as an offset to a $150,000 receivable due from Mr. Walker.  Effective as of November 20, 2009, the Company executed a promissory note in favor of Mr. Walker for the remaining $50,000.  The promissory note matured on February 1, 2010 and carried an interest rate of 20% per annum.  As of February 1, 2010, Mr. Walker agreed to extend the maturity date of this promissory note to April 30, 2010.  As of March 31, 2010, $53,589 was outstanding under the promissory note, including accrued interest.  On May 7, 2010, the Company repaid this promissory note in full.

As of February 16, 2010, Mr. Walker made an additional $200,000 payment to FNB, reducing the outstanding principal balance on the FNB Loan to $500,000.  Effective as of the same date, the Company executed a promissory note for $200,000 in favor of Mr. Walker having a maturity date of April 30, 2010 and carrying an interest rate of 20% per annum.  As of March 31, 2010, $213,350 was outstanding under the promissory note, including accrued interest.  On June 24, 2010, Mr. Walker converted $206,406 of principal and accrued interest on this promissory note into three year convertible promissory notes (the “Subordinated Secured Convertible Notes”) issued by the Company, as further described below under the caption “Subordinated Secured Convertible Notes.”

As of March 31, 2010, $506,397 in loans were outstanding under the FNB Loan, including accrued interest.  On May 24, 2010, the Company paid $511,647 to repay, in full, the FNB Loan and all accrued interest.

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

Revolving Credit Facility

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC (the “FCC Loan Agreement”) for a revolving credit facility up to a maximum amount of $12,000,000 (the “Revolving Credit Facility”) to fund working capital requirements.  The actual amount available for borrowing under the Revolving Credit Facility was limited at any given time to the sum of a percentage of eligible inventory and a percentage of eligible accounts receivable, each as defined in the FCC Loan Agreement.

The Revolving Credit Facility had an initial termination date of June 23, 2010, with one-year renewals thereafter, unless prior written notice was provided by either party.  Continued availability of the Revolving Credit Facility was subject to the Company’s compliance with customary financial and reporting covenants.  As collateral for the Revolving Credit Facility, the Company granted FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.

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

As of July 1, 2009, FCC, AeroGrow, and Jack J. Walker, as guarantor, executed an amendment to the FCC Loan Agreement (the “Third FCC Amendment”).  The Third FCC Amendment reduced the maximum amount of the Revolving Credit Facility to $8 million, re-set the covenant levels beginning July 1, 2009, and waived existing defaults.  In addition, the Third FCC Amendment re-set the formulas for determining the borrowing base against which the Company could borrow.  The Third FCC Amendment also changed the definition of Base Rate to the greater of (a) the Prime Rate, or (b) LIBOR plus 3.25%, and increased the interest rate to Base Rate plus 4.0%.  The Third FCC Amendment provided for a $30,000 success fee to be paid by the Company to FCC on April 30, 2010.  In addition, the Third FCC Amendment replaced a minimum borrowing fee with a fee calculated as 0.50% per annum of the daily average unused portion of the Revolving Credit Facility, payable monthly in arrears.  Finally, the Third FCC Amendment increased the annual facility fee to 1.0% of the maximum amount of the Revolving Credit Facility, from 0.75%.  The Company paid Mr. Walker a $25,000 fee as compensation for providing the guarantee associated with the Third FCC Amendment.  The Third FCC Amendment did not change the original due date of June 23, 2010, with one year renewals, thereafter, unless prior written notice was provided by either party.

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

As of December 31, 2009, the Company was not in compliance with the minimum fixed charge coverage and minimum tangible net worth covenants under the revised FCC Loan Agreement.  As of February 15, 2010, the Company, FCC, and Jack J. Walker, as guarantor, executed a Forbearance Agreement and Fourth Amendment, (the “Fourth Amendment”), in which FCC agreed to forbear from exercising its rights and remedies with regard to the Company’s non-compliance with financial covenants until April 30, 2010, if no other defaults occurred.  The Fourth Amendment increased the advance rate against eligible inventory from 50% to 60% until April 30, 2010, and reduced the maximum amount of the Revolving Credit Facility to $2.25 million until March 19, 2010, and then to $2.0 million thereafter.  In connection with the Fourth Amendment, FCC permitted AeroGrow to borrow up to $600,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Loan Agreement, with such additional borrowing to be repaid by April 30, 2010.  The Fourth Amendment was provided for a $500 per day forbearance fee, with such fee to be payable on the earlier of April 30, 2010 or the date on which loans under the Revolving Credit Facility are repaid in full.  Simultaneous with the execution of the Fourth Amendment, Mr. Walker provided a $1.5 million guarantee against certain liabilities under the FCC Loan Agreement.

As of March 31, 2010, loans totaling $1,565,395 were outstanding, including accrued interest, under the Revolving Credit Facility.  Also as of March 31, 2010, there was approximately $290,000 in additional borrowing capacity available under the Revolving Credit Facility.

On May 3, 2010, the Company, FCC, and Jack J. Walker, as guarantor, executed a Forbearance Agreement and Fifth Amendment (the “Fifth Amendment”) effective as of April 30, 2010.  Under the Fifth Amendment FCC agreed to forbear from exercising its rights and remedies with regard to the Company’s non-compliance with financial covenants until May 21, 2010, if no other defaults occur.  The Fifth Amendment enabled the Company to borrow up to $600,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Revolving Credit Facility until the earlier of (i) the Company closing on a sale of subordinated secured convertible promissory notes, or (ii) the termination date of the forbearance period.  In addition, the Fifth Amendment set the maximum borrowing under the Revolving Credit Facility at $2,000,000 until such time as the Company closed on a sale of subordinated secured convertible promissory notes, at which time the maximum borrowing amount was required to be reduced to $1,000,000.  The Fifth Amendment provided for a continuation of the $500 per day forbearance fee set forth in the Fourth Amendment, with such fees related to both the Fourth Amendment and Fifth Amendment to be payable on the earlier of (i) May 21, 2010 or (ii) the date on which loans under the Revolving Credit Facility were repaid in full.

On May 24, 2010, the Company paid $673,600 to FCC to repay, in full, amounts due under the Revolving Credit Facility, and the Revolving Credit Facility was terminated.

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to Main Power in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from Main Power.  The Promissory Note has a final maturity of June 30, 2011, and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.  Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.  As of March 31, 2010, the outstanding balance under the Promissory Note totaled $1,470,957, including accrued interest.

Bridge Financing

On August 28 through September 1, 2009, the Company entered into bridge financing arrangements totaling $500,000 (the “Bridge Loans”) with six lenders (the “Lenders”) as detailed in the table below.  The Bridge Loans were unsecured, subordinated to loans made to the Company by FCC, and accrued interest at 15% per annum.  The Company issued 500,000 warrants to purchase common shares of the Company to the Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

The Bridge Loans were originally scheduled to mature on November 16, 2009; however, no cash principal payments were made by the Company at maturity because FCC had not provided the consent required under the terms of the intercreditor subordination agreements executed by the Company, the Lenders, and FCC.  Interest totaling $25,069 was paid to the Lenders during the fiscal year ended March 31, 2010.  No payments of principal were made to the Lenders during Fiscal 2010.  As of March 31, 2010, $518,493 was outstanding under the Bridge Loans, including accrued interest.

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

On May 6, 2010, $430,466 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as further described below.  In addition, on May 6, 2010, $25,000 of the Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 24, 2010, an additional $43,594 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.

Between October 30 and November 9, 2009, the Company entered into additional bridge financing arrangements totaling $580,000 (the “Additional Bridge Loans”) with five lenders (the “Additional Lenders”) as detailed in the table below.  The Additional Bridge Loans were unsecured, subordinated to loans made to the Company by FCC, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the Additional Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  One of the Additional Bridge Loans in the principal amount of $180,000 was guaranteed by Jack J. Walker, the Company’s Chairman and CEO.

The Bridge Loans were originally scheduled to mature on February 1, 2010; however, no cash payments were made by the Company at maturity because FCC had not provided the consent required under the terms of the intercreditor subordination agreements executed by the Company, the Lenders, and FCC.  No interest or principal had been paid to the Lenders as of March 31, 2010.  As of March 31, 2010, $626,575 was outstanding under the Bridge Loans, including accrued interest.

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

On May 6, 2010, $504,534 of the Additional Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.   In addition, on May 6, 2010, $50,000 of the Additional Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 1, 2010, a payment of principal and interest totaling $74,390 was made against the Additional Bridge Loans.

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

The Series A and Additional Series A Shares (the “Preferred Shares”) carry certain rights, preferences, and designations, including the right to convert each Preferred Share into 5,000 shares of the Company’s common stock.  Each Preferred Share has an original issue price of $1,000.  The holders of the Preferred Shares are entitled to receive cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 8% of the original issue price per annum, and are entitled to participate pro rata in any dividends paid on the Company’s common stock on as as-if-converted basis.  In the event of a sale, liquidation, or other winding up of the Company, the holders of the Preferred Shares are entitled to receive in preference to the holders of the Company’s common stock a per share amount equal to the greater of (i) 1.5 times the original issue price, plus any accrued but unpaid dividends or (ii) the amount that the holder of a Preferred Share would otherwise receive in such event on an as-converted to common stock basis.  The holders of the Preferred Shares vote along with holders of the Company’s common stock on an as-if-converted basis.  Each Preferred Share shall have a number of votes equal to the number of shares of the Company’s common stock then issuable upon conversion of such Preferred Share.  In addition, the holders of the Preferred Shares are entitled to elect three members of the Company’s Board of Directors by an affirmative vote or consent of the holders of at least a majority of the outstanding Preferred Shares, voting together as a single class.  The Preferred Shares also carry certain other rights, including the right to block certain actions of the Company unless such actions are approved by a vote of the holders of the Preferred Shares voting together as a single class, anti-dilution provisions (the “Initial Anti-Dilution Provisions”), and other rights and preferences commonly associated with preferred shares.

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

On March 4, 2010, the anti-dilution provisions of the Preferred Shares were amended such that the effective conversion price of the Preferred Shares would be adjusted to the price at which new equity or equity-related instruments were issued, if these instruments were issued at prices below the effective conversion price of the Preferred Shares.  Effective as of March 5, 2010, holders of 7,186 Preferred Shares agreed to waive the anti-dilution adjustments related to the issuance of the Subordinated Secured Convertible Notes on 75% of their shares.  These holders also agreed to receive an adjustment related to the issuance of the Subordinated Secured Convertible Notes equal to that provided by the Initial Anti-Dilution Provisions on the 25% balance of their Preferred Shares.

First Western Trust Credit Facilities

On May 21, 2010, the Company and First Western Trust Bank (“FWTB”) executed a business loan agreement and related promissory note (the “FWTB Line of Credit”).  The FWTB Line of Credit provides for loans by FWTB to the Company of up to a maximum of $2 million at any given time, subject to the Company maintaining an equivalent amount of cash on deposit in a restricted account at FWTB.  Loans under the FWTB Line of Credit bear interest at a fixed rate of 2.0% per annum.  In addition, the Company paid FWTB an origination fee of $2,500.  The terms and conditions of the FWTB Line of Credit include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Line of Credit, FWTB has the option to declare any loans outstanding immediately due and payable.  The FWTB Line of Credit has a maturity date of May 20, 2011.

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman and CEO, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  In addition, Mr. Walker provided a guaranty of all Company obligations relating to the FWTB Term Loan.  The Company paid Mr. Walker $50,000 as compensation for guaranteeing the FWTB Term Loan.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum and the Company paid a $12,500 origination fee to FWTB.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.

Subordinated Secured Convertible Notes

               Beginning in March 2010, the Company began a private offering of units comprising an aggregate of up to $8.4 million of 8% Senior Secured Convertible Notes and warrants to purchase 84,000,000 shares of the Company’s common stock (the “Warrants”).  The Company expects the private offering to remain open through September 30, 2010.  The Company intends to use the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Units (as defined below) and the Additional Units (as defined below) was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Units and Additional Units were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the unites have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

On May 6, 2010, the Company closed on the private sale of units (the “Units”) comprising an aggregate of $4,200,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 42,000,000 Warrants.  The Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Units sold comprised $3,265,000 in cash and $935,000 from the conversion of existing obligations of the Company into the Subordinated Secured Convertible Notes.

On June 24, 2010, the Company closed on the private sale of additional units (the “Additional Units”) comprising an aggregate of $2,600,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 26,000,000 Warrants.  The Additional Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  The Company also received a commitment to purchase an additional $200,000 face value of Subordinated Secured Convertible Notes under the same terms and conditions as the Additional Units.  Consideration for the Additional Units sold comprised $2,300,000 in cash and $300,000 from the conversion of existing obligations of the Company into the Subordinated Secured Convertible Notes.

The Subordinated Secured Convertible Notes bear interest at 8% per year, payable quarterly in cash, additional Subordinated Secured Convertible Notes, or in registered common stock of the Company, at the option of the Company, and mature on May 6, 2013.  The Subordinated Secured Convertible Notes can be converted into shares of the Company's common stock at any time, initially at a conversion price of $0.10 per share. The Subordinated Secured Convertible Notes will automatically convert into shares of the Company’s common stock in the event (i) there is an effective registration statement registering the resale under the Securities Act of 1933 (“Securities Act”) of the underlying stock (“Conversion Shares”) or the Conversion Shares are eligible to be resold without restriction or limitation under Rule 144 under the Securities Act, and (ii)  the closing bid price of the Company’s common stock as quoted on the OTC Bulletin Board or other principal trading market is at least $0.25 per share for 20 out of 30 consecutive trading days with an average daily trading volume of at least one million shares.  The Subordinated Secured Convertible Notes are secured by a subordinated lien on all assets of the Company.

Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

In conjunction with the private offering, the Company also provided investors with certain legal notices, as disclosed in “Item 9B Other Information.”

Cash Requirements

The Company generally requires cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay for debt obligations as they come due.

We expect to fund these and other cash requirements with cash provided by operations, our debt facilities, and with existing cash.  At this time, based on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which we operate, our business plan for Fiscal 2011 projects that our internal and external sources of funding will be sufficient to meet our cash requirements for the next twelve months.

We cannot predict with certainty the cash and other ongoing operational requirements for our proposed plans as market conditions, competitive pressures, regulatory requirements, and customer requirements can change rapidly.  If we are unable to generate cash from operations at currently estimated levels, or if our access to new borrowings under our debt agreements is constrained, our ability to operate at projected levels could be adversely impacted.

At this time, we do not expect to enter into additional capital leases to finance major purchases.  In addition, we do not currently have any binding commitments with third parties to obtain any material amount of equity or debt financing other than the financing arrangements described in this report.

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding our business plan, projected operating cash flow, anticipated capital expenditures, and availability under our various existing credit facilities.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $693,444 ($443,862 of which is restricted as collateral for letters of credit and other corporate obligations) as of March 31, 2010,
•	our cash of $2,872,227 ($443,862 of which is restricted as collateral for letters of credit and other corporate obligations) as of June 24, 2010,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our anticipated sales to consumers, retailers, and international distributors,
•	our historical pattern of increased sales between September and March, (September through December) and lower sales volume from April through August,
•	the anticipated level of spending necessary to support our planned initiatives, and
•	our expectations regarding cash flow from operations.

        Based on these assumptions, we believe that we have sufficient liquidity to execute our business plans through the next fiscal year.

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer-focused marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customers,
•	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
•	uncertainty regarding the capital markets and on our access to sufficient capital to support our current and projected scale of operations,
•	the seasonality of our business, in which we have historically experienced higher sales volume during the holiday season (October through December), and
•	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China.

During Fiscal 2010 we have taken a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  We issued approximately $6.7 million of convertible preferred stock to re-capitalize the Company, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  Furthermore, in the first quarter of Fiscal 2011, we issued $6,800,000 million in Subordinated Secured Convertible Notes (as described above).  Although we cannot assure with certainty that these efforts to address our liquidity issues will be successful over the long-term, we believe, based on the assumptions and factors noted above, that we have sufficient liquidity to execute our business plans through the next fiscal year.

Off-Balance Sheet Arrangements

We have certain current commitments under capital leases and have not entered into any contracts for financial derivative such as futures, swaps, and options. We do not believe that these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2010.

	Less than 1 year	1 -3 years	More than 3 years	Total

Capital Lease Obligations	$32,083	$-	$-	$32,803
Operating Leases	576,818	332,607	-	909,425
Long term debt	3,965,259	1,020,957	-	4,986,216

Totals:	$4,574,880	$1,353,564	$-	$5,928,444

\
See Notes 4 and 8 to our consolidated financial statements for additional information related to our capital and operating leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and short-term investments, the value of those investments. However, due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income.

The interest payable to our lenders is determined in part based on variable interest rates and, therefore, is affected by changes in market interest rates. Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon. Total liabilities outstanding at March 31, 2010 under our credit facilities and capital leases were approximately $5.0 million. Based on amounts borrowed as of March 31, 2010, we would have a resulting decline in future annual earnings and cash flows of approximately $50,000 for every one percentage point increase in our lending rates.

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

In future periods, it is possible that we could be exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales and net monetary assets denominated in foreign currencies and liabilities.  To date, however, virtually all of our transactions have been denominated in U.S. dollars.

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

In connection with the audit for the fiscal years preceding the acquisition of GHB by Eide Bailly and through November 1, 2008, there were no disagreements with GHB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHB, would have caused GHB to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2010 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

ITEM 9B. OTHER INFORMATION

Beginning in March 2010, the Company began a private offering of units comprising an aggregate of up to $8.4 million of 8% Senior Secured Convertible Notes and warrants to purchase 84,000,000 shares of the Company’s common stock (the “Warrants”).  The Company expects the private offering to remain open through September 30, 2010.  The Company intends to use the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Units (as defined below) and the Additional Units (as defined below) was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Units and Additional Units were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the unites have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

On May 6, 2010, the Company closed on the private sale of units (the “Units”) comprising an aggregate of $4,200,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 42,000,000 Warrants.  The Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Units sold comprised $3,265,000 in cash and $935,000 from the conversion of existing obligations of the Company into the Subordinated Secured Convertible Notes.

On June 24, 2010, the Company closed on the private sale of units (the “Additional Units”) comprising an aggregate of $2,600,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 26,000,000 Warrants.  The Company also received a commitment to purchase an additional $200,000 face value of Subordinated Secured Convertible Notes under the same terms and conditions as the Additional Units.  The Additional Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Additional Units sold comprised $2,300,000 in cash and $300,000 from the conversion of existing obligations of the Company into the Notes.

The Subordinated Secured Convertible Notes bear interest at 8% per year, payable quarterly in cash, additional Subordinated Secured Convertible Notes, or in registered common stock of the Company, at the option of the Company, and mature on May 6, 2013.  The Subordinated Secured Convertible Notes can be converted into shares of the Company's common stock at any time, initially at a conversion price of $0.10 per share. The Subordinated Secured Convertible Notes will automatically convert into shares of the Company’s common stock in the event (i) there is an effective registration statement registering the resale under the Securities Act of 1933 (“Securities Act”) of the underlying stock (“Conversion Shares”) or the Conversion Shares are eligible to be resold without restriction or limitation under Rule 144 under the Securities Act, and (ii)  the closing bid price of the Company’s common stock as quoted on the OTC Bulletin Board or other principal trading market is at least $0.25 per share for 20 out of 30 consecutive trading days with an average daily trading volume of at least one million shares.  The Subordinated Secured Convertible Notes are secured by a subordinated lien on all assets of the Company.

Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

In conjunction with the private offering, the Company provided the following legal notices:

NOTICES

This Confidential Private Placement Memorandum, including all exhibits hereto (the “Memorandum”) is being furnished by the Placement Agent as agent solely for the use by prospective purchasers of the securities offered hereby.   The Company has retained the Placement Agent as agent in connection with this private placement (the “Offering”).

The Company has prepared this Memorandum and no representation or warranty is made as to the accuracy or completeness of the information contained herein.  Prospective investors will be given the opportunity to meet with management and conduct their own due diligence investigations, upon which they must rely solely in making their investment decision.

This Memorandum is submitted in connection with the private placement of the securities described herein and may not be reproduced or used for any other purpose.  The recipient agrees by accepting this Memorandum that all information regarding this Offering and the information contained herein and in all related and ancillary documents is not to be used for any purpose other than in connection with its consideration of a purchase of the Securities and that such information is of a confidential nature and that the recipient will treat it in a confidential manner, and that it will not, directly or indirectly, disclose or permit its affiliates or representatives to disclose any of such information to any other person or reproduce this Memorandum in whole or in part without the prior written consent of the Company.  Each recipient of this Memorandum further agrees that this confidentiality and other obligations shall apply to any non-public information relating to the Company or the Securities which is provided to such recipient subsequent to the delivery of this Memorandum.

Each recipient of this Memorandum understands that the fact the Company is undertaking this Offering as well as certain information contained in this Memorandum, may be considered to be material, non-public information.  We draw your attention to the anti-fraud provisions of the federal and state securities laws, particularly Rule 10b-5 promulgated under the Exchange Act, which prohibits the purchase or sale of securities on the basis of material non-public information.  If a person is in possession of material information relating to the Company which he knows or has reason to know is non-public, he should not purchase or sell or cause to be purchased or sold any of the Company’s securities.  In addition, none of such information should be disclosed unless and until such information has been publicly disclosed.

If the recipient does not participate in the Offering, the recipient agrees to either promptly return this Memorandum and any accompanying documentation to the Company, if requested, or to destroy all such documents.

WE ARE OFFERING THE SECURITIES WITHOUT REGISTERING THEM UNDER THE  SECURITIES ACT OF 1933.  WE BELIEVE WE ARE EXEMPT FROM REGISTERING THEM UNDER THE SECURITIES ACT BASED UPON THE EXEMPTION UNDER SECTIONS 4(2) AND 3(B) OF THE SECURITIES ACT AND THE PROVISIONS OF REGULATION D OF THE SECURITIES ACT.  NEITHER THE SECURITIES AND EXCHANGE COMMISSION NOR ANY STATE SECURITIES COMMISSION HAS APPROVED OR DISAPPROVED OF THESE SECURITIES OR DETERMINED IF THIS MEMORANDUM IS ACCURATE OR COMPLETE.  ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

We may withdraw, cancel or modify this Offering without notice. We reserve the right, in our sole discretion, to reject any subscription in whole or in part for any reason or to allot to any subscriber less than the amount of Securities subscribed for.

Our officers, directors, shareholders and their affiliates may purchase Securities pursuant to this Offering, although they have made no commitment to do so.

The sale, transfer or other disposition of any securities purchased in this Offering is restricted by applicable federal and state securities law.

We have determined the offering price of the securities to which this Memorandum relates by negotiation with the Placement Agent.  That price does not necessarily bear any relationship to the assets, book value or potential earnings of the Company or any other recognized criteria of value.

You should only rely on the information contained in this Memorandum.  We have not authorized anyone to provide you with information different from that contained in this Memorandum.  We are offering to sell, and seeking offers to buy, only in jurisdictions where offers and sales are permitted.  The information contained in this Memorandum is accurate only as of the date of this Memorandum, regardless of the time of delivery of this Memorandum or of any sale of the Securities.

This Memorandum is not an offer to sell or the solicitation of an offer to buy any security other than the securities offered.   It is not an offer to sell or a solicitation of an offer to buy our Securities by anyone in any jurisdiction in which such offer or solicitation is not authorized, or in which the person making such offer or solicitation is not qualified to do so.

This Offering is made, and sales of the Securities will be made, only to purchasers who qualify as “Accredited Investors” under Regulation D of the Act.

You are not to consider the contents of this Memorandum as legal, investment or tax advice. You should consult your own advisors as to legal, investment, tax and related matters concerning an investment by you in AeroGrow International, Inc.

It is the responsibility of any individual or entity wishing to purchase the Securities to satisfy itself as to the full observance of the laws of any relevant territory outside the United States in connection with any such purchase, including obtaining any required governmental or other consents or observing any other applicable formalities.

JURISDICTIONAL NOTICES

Residents of All States:

THE SECURITIES OFFERED IN THIS MEMORANDUM HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, OR THE SECURITIES LAWS OF CERTAIN STATES AND ARE BEING OFFERED AND SOLD IN RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THE ACT AND CERTAIN STATE LAWS.  THE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER SAID ACT AND SUCH LAWS PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM.  INVESTORS SHOULD BE AWARE THAT THEY WILL BE REQUIRED TO BEAR THE FINANCIAL RISKS OF THIS INVESTMENT FOR AN INDEFINITE PERIOD OF TIME.  THE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION ANY STATE SECURITIES COMMISSION OR ANY OTHER REGULATORY AUTHORITY, NOR HAVE ANY OF THE FOREGOING AUTHORITIES PASSED UPON OR ENDORSED THE MERITS OF THIS OFFERING OR THE ACCURACY OR ADEQUACY OF THE MEMORANDUM. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

IN MAKING AN INVESTMENT DECISION, INVESTORS MUST RELY ON THEIR OWN EXAMINATION OF THE COMPANY AND THE TERMS OF THE OFFERING, INCLUDING THE MERITS AND RISKS INVOLVED.  THESE SECURITIES HAVE NOT BEEN RECOMMENDED BY ANY FEDERAL OR STATE SECURITIES COMMISSION OR REGULATORY AUTHORITY.  FURTHERMORE, THESE AUTHORITIES HAVE NOT CONFIRMED THE ACCURACY OR DETERMINED THE ADEQUACY OF THIS DOCUMENT.  ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

Residents of Florida:

PURSUANT TO SECTION 517.061(11)(A) OF FLORIDA STATUTES, 1987, AS AMENDED, IF SALES OF SECURITIES ARE MADE TO FIVE OR MORE PERSONS IN FLORIDA, EACH FLORIDA PURCHASER MAY VOIDS HIS, HER OR ITS PURCHASE OF SECURITIES WITHIN THREE (3) DAYS AFTER THE FIRST TENDER OF CONSIDERATION IS MADE BY SUCH PURCHASER TO THE COMPANY.

Residents of New Hampshire:

NEITHER THE FACT THAT A REGISTRATION STATEMENT OR AN APPLICATION FOR A LICENSE HAS BEEN FILED UNDER CHAPTER 421-B OF THE NEW HAMPSHIRE REVISED STATUTE WITH THE STATE OF NEW HAMPSHIRE NOR THE FACT THAT A SECURITY IS EFFECTIVELY REGISTERED OR A PERSON IS LICENSED IN THE STATE OF NEW HAMPSHIRE CONSTITUTES A FINDING BY THE SECRETARY OF STATE OF NEW HAMPSHIRE THAT ANY DOCUMENT FILED UNDER CHAPTER 421-B IS TRUE, COMPLETE AND NOT MISLEADING. NEITHER ANY SUCH FACT NOR THE FACT THAT AN EXEMPTION OR EXCEPTION IS AVAILABLE FOR A SECURITY OR A TRANSACTION MEANS THAT THE SECRETARY OF STATE HAS PASSED IN ANY WAY UPON THE MERITS OR QUALIFICATIONS OF, OR RECOMMENDED OR GIVEN APPROVAL TO, ANY PERSON, SECURITY OR TRANSACTION. IT IS UNLAWFUL TO MAKE, OR CAUSE TO BE MADE, TO ANY PROSPECTIVE PURCHASER, CUSTOMER OR CLIENT ANY REPRESENTATION INCONSISTENT WITH THE PROVISIONS OF THIS PARAGRAPH.

ABOUT THIS MEMORANDUM

You should rely only on the information contained in this Memorandum.  We have not authorized anyone to provide you with different information.  We are not making an offer to sell these securities in any jurisdiction where the offer or sale is not permitted.  You should assume that the information appearing in this Memorandum is accurate as of the date of the front cover of this Memorandum only.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers appearing in our definitive Information Statement on Schedule 14C to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the  Annual Meeting of Stockholders (the “Information Statement”) under the heading “Executive Officers” is incorporated herein by reference.

Information concerning directors, including director nominations, and our audit committee and audit committee financial expert, appearing in the Information Statement under the heading “Corporate Governance Principles and Board Matters,” “Director Compensation” and “Election of Directors” is incorporated herein by reference.

Information concerning Section 16(a) beneficial ownership reporting compliance appearing in the Information Statement under “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, executive officers, and directors.  The Code of Ethics is posted on our website at www.aerogrow.com, and may be found by clicking on “Investors” and then “Code of Ethics.”  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation appearing in the Information Statement under “Executive Compensation” is incorporated herein by reference.

Information concerning compensation committee interlocks and insider participation appearing in the Information Statement under “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Information concerning the compensation committee report appearing in the Information Statement under “Compensation Committee Report” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

               Information concerning the security ownership of certain beneficial owners and management appearing in the Information Statement, under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is incorporated herein by reference.

Information concerning our equity compensation plan information appearing in the Information Statement, under “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                The information appearing in the Information Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

                The information appearing in the Information Statement under the heading “Board Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                Information concerning principal accountant fees and services and the audit committee’s preapproval policies and procedures appearing in the Information Statement under the headings “Principal Accountant Fees and Services” is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROGROW INTERNATIONAL, INC.,
A NEVADA CORPORATION

By:           /s/ Jack J. Walker
Jack J. Walker
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Jack J. Walker with full power of substitution and full power to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of June 2010.

Signature	Title	Date

/s/ JACK J. WALKER	Chairman of the Board	June 25, 2010
Jack J. Walker

/s/ H. MACGREGOR CLARKE	Chief Financial Officer,	June 25, 2010
H. MacGregor Clarke	Treasurer, and Director

/s/ GREY H. GIBBS	Controller and Chief	June 25, 2010
Grey H. Gibbs	Accounting Officer

/s/ JERVIS B. PERKINS	Director	June 25, 2010
Jervis B. Perkins

/s/ MICHAEL S. BARISH	Director	June 25, 2010
Michael S. Barish

s/ MICHAEL D. DINGMAN, JR.	Director	June 25, 2010
Michael D. Dingman, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying balance sheets of AeroGrow International, Inc. (“the Company”) as of March 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Greenwood Village, Colorado
June 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying statements of operations, shareholders’ equity and cash flows of AeroGrow International, Inc. for the year ended March 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AeroGrow International, Inc. for the one year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Greenwood Village, Colorado
June 10, 2008

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$249,582	$332,698
Restricted cash	443,862	438,331
Accounts receivable, net of allowance for doubtful accounts of $87,207 and $1,423,508 at March 31, 2010 and March 31, 2009, respectively	478,113	2,278,052
Other receivables	259,831	332,059
Inventory, net	3,493,732	8,350,135
Prepaid expenses and other	338,095	565,454
Total current assets	5,263,215	12,296,729
Property and equipment, net of accumulated depreciation of $2,486,377 and $1,675,148 at March 31, 2010 and March 31, 2009, respectively	1,002,530	1,768,369
Other assets
Intangible assets, net of $6,854 and $3,515 of accumulated amortization at March 31, 2010 and March 31, 2009, respectively	275,599	231,590
Deposits	240,145	110,776
Deferred debt issuance costs, net of accumulated amortization of $486,791 and $243,937 at March 31, 2010 and March 31, 2009, respectively	62,291	201,726
Total other assets	578,035	544,092
Total Assets	$6,843,780	$14,609,190
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,354,703	$8,338,559
Current portion - long term debt – Related Party	911,275	1,099,060
Current portion – long term debt	3,053,984	-
Accrued expenses	1,449,977	2,318,670
Customer deposits	339,041	246,728
Deferred rent	40,773	57,283
Total current liabilities	9,149,753	12,060,300
Long-term debt	1,020,957	5,547,144
Long-term debt-related party	-	1,233,371
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 7,586 issued and outstanding	8	-
Common stock, $.001 par value, 500,000,000 shares authorized, 12,398,249 and 13,342,877 shares issued and outstanding at March 31, 2010 and March 31, 2009, respectively	12,398	13,343
Additional paid-in capital	52,933,467	45,696,630
Accumulated (deficit)	(56,272,803)	(49,941,598)
Total Stockholders' Equity (Deficit)	(3,326,930)	(4,231,625)

Total Liabilities and Stockholders' Equity (Deficit)	$6,843,780	$14,609,190

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years ended March 31,
	2010	2009	2008
Revenue
Product sales, net	$17,251,347	$37,449,868	$38,356,676

Operating expenses
Cost of revenue	11,846,399	23,710,787	22,975,385
Research and development	424,741	2,146,493	2,605,112
Sales and marketing	6,104,742	13,772,822	16,084,353
General and administrative	5,112,647	7,043,391	6,084,728
Total operating expenses	23,488,529	46,673,493	47,749,578

(Loss) from operations	(6,237,182)	(9,223,625)	(9,392,902)

Other (income) expense, net
Interest (income)	(8,537)	(6,285)	(115,070)
Interest expense	931,468	796,070	558,089
Interest expense – related party	117,382	195,961	-
Other (income)	(946,290)	104,143	-
Total other (income) expense, net	94,023	1,089,889	443,019

Net (loss)	$(6,331,205)	$(10,313,514)	$(9,835,921)

Net (loss) per share, basic and diluted	$(0.50)	$(0.82)	$(0.84)

Weighted average number of common
shares outstanding, basic and diluted	12,564,140	12,519,999	11,662,891

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, April 1, 2007	11,065,609	$11,065	-	$-	$37,765,003	$(29,792,163)	$7,983,905
Common stock issued in private placements	800,000	800	-	-	4,432,572	-	4,433,372
Exercise of common stock warrants at $2.50	19,250	19	-	-	48,106	-	48,125
Exercise of common stock warrants at $5.00	20,000	20	-	-	99,980	-	100,000
Exercise of common stock warrants at $6.00	10,000	10	-	-	59,990	-	60,000
Exercise of common stock warrants at $6.25	125,500	126	-	-	779,249	-	779,375
Exercise of stock options	36,358	36	-	-	36,695	-	36,731
Warrants issued to consultants	-	-	-	-	92,065	-	92,065
Stock options issued under equity compensation plans	-	-	-	-	710,899	-	710,899
Net (loss)	-	-	-	-	-	(9,835,921)	(9,835,921)
Balances, March 31, 2008	12,076,717	12,076	-	-	44,024,559	(39,628,084)	4,408,551
Common stock issued for services serserivserserserseseserservicesffor services	22,605	23	-	-	46,769	-	46,792
Exercise of common stock warrants at $.66	213,276	213	-	-	140,549	-	140,762
Exercise of common stock warrants at $.75	976,703	977	-	-	731,550	-	732,527
Exercise of common stock warrants at $2.50	10,000	10	-	-	24,990	-	25,000
Exercise of stock options	43,576	44	-	-	51,599	-	51,643
Stock options issued under equity compensation plans	-	-	-	-	676,614	-	676,614
Net (loss)	-	-	-	-	-	(10,313,514)	(10,313,514)
Balances, March 31, 2009	13,342,877	13,343	-	-	45,696,630	(49,941,598)	(4,231,625)
Preferred Stock issued in private placements	-	-	7,586	8	6,685,478	-	6,685,486
Exercise of stock options	4,075	4	-	-	16	-	20
Repurchase and Retirement of Common Stock	(948,703)	(949)	-	-	-	-	(949)
Warrants issued in accordance with debt	-	-	-	-	38,200	-	38,200
Stock options issued under equity compensation plans	-	-	-	-	513,143	-	513,143
Net (loss)	-	-	-	-	-	(6,331,205)	(6,331,205)
Balances, March 31, 2010	12,398,249	$12,398	7,586	$8	$52,933,467	$(56,272,803)	$(3,326,930)

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss)	$(6,331,205)	$(10,313,514)	$(9,835,921)
Adjustments to reconcile net (loss) to cash and cash equivalents provided (used) by operations:
Issuance of common stock and options under equity compensation plans	452,393	723,406	710,899
Issuance of common stock and options under equity compensation associated with severance agreements	60,750	-	-
Issuance of warrants related to debt	38,200	-	-
Issuance of warrants for services	-	-	92,065
Depreciation and amortization expense	840,315	844,427	505,171
Allowance for bad debt	(1,336,311)	911,798	431,015
Amortization of debt issuance costs	242,854	191,437	-
Amortization of debt issuance costs – related party	-	52,500	-
Gain on forgiveness of accounts payable	(807,310)	-	-
Change in assets and liabilities:
(Increase) decrease in accounts receivable	3,136,250	(777,749)	(958,373)
(Increase) decrease in other receivable	72,228	90,471	(240,309)
(Increase) decrease in inventory	4,856,403	(3,661,691)	(747,830)
(Increase) decrease in other current assets	227,359	196,559	(281,023)
(Increase) decrease in deposits	(129,369)	(9,612)	(66,009)
Increase (decrease) in accounts payable	(1,747,506)	5,315,193	(169,368)
Increase (decrease) in accrued expenses	(868,693)	(133,355)	1,285,541
Increase in accrued interest – related party	14,465	19,418	-
Increase in accrued interest	10,878	35,528	-
Increase in customer deposits	92,313	14,528	232,200
Increase (decrease) in deferred rent	(16,510)	(7,754)	11,506
Net cash and cash equivalents (used) by operating activities	(1,192,496)	(6,508,410)	(9,030,436)
Cash flows from investing activities:
Increase in restricted cash	(5,531)	(351,655)	(2,313)
Purchases of equipment	(71,139)	(796,067)	(1,104,534)
Patent expenses	(47,347)	(161,410)	(38,313)
Net cash and cash equivalents (used) by investing activities	(124,017)	(1,309,132)	(1,145,160)
Cash flows from financing activities:
(Decrease) in amount due to factor	-	(1,480,150)	834,999
Proceeds from long term debt borrowings	13,981,196	27,034,153	-
Proceeds from long term debt borrowings – related party	863,439	1,213,953	-
Proceeds from issuance of common stock, net	-	-	4,433,372
Proceeds from exercise and issuance of warrants	-	898,289	987,500
Proceeds from the exercise of stock options, net	20	51,643	36,731
Proceeds from issuance of preferred stock, net	4,441,537	-	-
Principal payments on capital leases	(97,914)	(128,927)	(52,715)
Repayment of long term borrowings	(17,851,462)	(20,552,850)	-
(Increase) decrease in debt issuance costs	(103,419)	(393,163)	-
(Increase) in debt issuance costs-related party	-	(52,500)	-
Net cash provided by financing activities	1,233,397	6,590,448	6,239,887
Net increase (decrease) in cash	(83,116)	(1,227,094)	(3,935,709)
Cash and cash equivalents, beginning of period	332,698	1,559,792	5,495,501
Cash and cash equivalents, end of period	$249,582	$332,698	$1,559,792

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2010	2009	2008
Interest paid	$2,285,146	$1,041,228	$560,731
Income taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party debt to preferred shares	$1,200,000	$-	$-
Conversion of accounts payable to preferred shares	$1,043,000	$-	$-
Increase of notes receivable for preferred shares	$139,000	$-	$-
Increase of notes receivable, related party for preferred shares	$762,000	$-	$-
Decrease of notes receivable, related party for preferred shares	$150,000	$-	$-
Modification of accrued expenses to preferred shares	$89,000	$-	$-
Modification of accounts payable to long-term debt	$1,386,040	$-	$-
Common stock returned upon issuance of preferred shares	$949	$-	$-
Purchase of equipment through assumption of capital lease obligations	$-	$-	$311,015

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

The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets more than 15 different models of its AeroGarden systems in multiple colors, as well as over 50 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue and direct-to-consumer sales in the United States as well as selected countries in Europe, Asia and Australia.

Liquidity and Basis of Presentation

The Company has incurred net losses since its inception, including a net loss for the fiscal year ended March 31, 2010 of $6,331,205.  As more fully discussed in the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has developed sources of funding that management believes are sufficient to support the Company’s operating plan for the fiscal year ending March 31, 2011.  The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which the Company operates.  There can be no assurances that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.  In such cases, there can also be no assurances that the Company’s existing funding sources will prove to be sufficient to support the Company’s operations.

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

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with ASC 260 (prior authoritative guidance:  Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98).  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  For the years ended March 31, 2010, March 31, 2009 and March 31, 2008, the Company had 68,191,852, 8,434,815 and 6,248,687, respectively, of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2010 and March 31, 2009.

Restricted Cash
The Company has secured activity related to its corporate credit card purchase account with a restricted money market account.  In addition, it has money set aside for potential bankruptcies as required as part of the termination of our factoring relationship. The balances in this account as of March 31, 2010 and March 31, 2009 were $443,862 and $438,331, respectively.

Concentrations of Risk
 ASC 825-10-50-20 (prior authoritative guidance: SFAS No.105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution exceeded the $250,000 federally insured limit as of March 31, 2010.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
The Company maintains a credit insurance policy on many of its trade accounts receivables. For the year ended March 31, 2010, the Company had two customers who represented 14% and 7% of the Company’s net product sales, respectively.  For the year ended March 31, 2009, the Company had one customer who represented 10% of the Company’s net product sales.  For the year ended March 31, 2008, the Company had one customer who represented 15% of the net product sales.

Suppliers:
For the year ended March 31, 2010, the Company purchased inventory and other inventory related items from one supplier totaling $1,495,163, representing 13% of cost of sales, respectively. Although the Company believes alternate sources of manufacturing could be obtained, loss of any of these suppliers could have an adverse impact on operations.  For the year ended March 31, 2009, the Company purchased inventories and other inventory related items from three suppliers totaling $8,862,484, $3,857,284 and $3,345,734, representing 37%, 16% and 14% of cost of sales, respectively.  For the year ended March 31, 2008, the Company purchased inventories and other inventory-related items from two suppliers totaling $7,931,115 and $4,779,949, representing 35% and 21% of cost of sales, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be  subject to political, currency, regulatory, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations.

Account Receivables
As of the year ended March 31, 2010, the Company had two customers who represented 23% and 20% of outstanding accounts receivables.  As of the year ended March 31, 2009, the Company had five customers who represented 13%, 15%, 15%, 17% and 18% of outstanding accounts receivables.

Fair Value of Financial Instruments
The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at March 31, 2010 and March 31, 2009 due to the relatively short-term nature of these instruments.  In February 2008, the FASB issued ASC 820-10-55 (prior authoritative guidance: FSP 157-2/Statement 157, Fair Value Measurements).  ASC 820-10-55 delayed the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On April 1, 2008 the Company adopted the portion of ASC 820-10-55 that was not delayed as it applies to non-financial assets and liabilities.  As a result of the delay, ASC 820-10-55 was applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. ASC 820-10-55 defines fair value as the price that would be received upon the sale of  an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).  ASC 820-10-55 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable.  The three levels of the ASC 820-10-55 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs.

As of March 31, 2010, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Property and Equipment
Property and equipment are stated at cost.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets.  Office equipment and computer hardware are depreciated over five years.  Tooling is depreciated over three years. Leasehold improvements are being amortized over the life of the lease.

Property and equipment consist of the following as of:
	March 31	March 31
	2010	2009
Manufacturing equipment and tooling	$2,096,708	$2,124,385
Computer equipment and software	800,073	724,088
Leasehold improvements	128,631	129,118
Other equipment	463,495	465,926
	3,488,907	3,443,517
Less: accumulated depreciation	(2,486,377)	(1,675,148)
Property and equipment, net	$1,002,530	$1,768,369

Depreciation expense for the years ended March 31, 2010, March 31, 2009, and March 31, 2008 was $836,977, $858,145 and $494,399, respectively.

Intangible Assets
Intangible assets, to date, have consisted of the direct costs incurred for application fees and legal expenses associated with patents and trademarks on the Company's products.  The Company periodically reviews the recoverability from future operations using undiscounted cash flows.  To the extent carrying values exceed fair values, an impairment loss will be evaluated for possible recording.  The Company amortizes its patent and trademark costs on a straight line basis over their estimated useful life of 17 years.

Intangible assets consist of the following:

	March 31,	March 31,
	2010	2009
Patents	$236,422	$190,100
Trademarks	46,031	45,005
	282,453	235,105
Less: accumulated amortization	(6,854)	(3,515)
Intangible assets, net	$275,599	$231,590

Amortization expense for the years ended March 31, 2010, March 31, 2009 and March 31, 2008, was $3,338, $61,656 and $10,772, respectively.

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

	March 31,	March 31,
	2010	2009
Finished goods	$2,515,451	$6,799,996
Raw materials	978,281	1,550,139
	$3,493,732	$8,350,135

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2010, the Company had reserved $670,134 for inventory obsolescence and as of March 31, 2009, the Company had reserved $335,704 for  inventory obsolescence.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days. Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company also maintains a credit insurance policy which insures against losses from most retailer accounts. The Company's allowance estimate is based on a review of the current status of trade accounts receivable which resulted in an allowance of $87,207 and $1,423,508 at March 31, 2010 and March 31, 2009, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions and for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and chargebacks, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during  the previous six months. As of March 31, 2010 and March 31, 2009, the balance in this reserve account was $259,831 and $332,059, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with ASC 340-20-25 (prior authoritative guidance: Statement of Position, “No. SOP 93-7” Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2010 and March 31, 2009, the Company had deferred $19,058 and $346,130, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2010, March 31, 2009 and March 31, 2008 were $2,299,431, $5,101,910 and $6,955,555, respectively.

Research and Development
Research, development, and engineering costs are expensed as incurred, in accordance with ASC 730-10-25 (prior authoritative guidance: SFAS No. 2 Accounting for Research and Development Costs).  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock Based Compensation
The Company accounts for share-based payments in accordance with ASC 710-10-55 (prior authoritative guidance: FASB Statement 123(R) Shared-Based Payment).  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued under ASC 710-10-55. For the years ended March 31, 2010, March 31, 2009 and March 31, 2008, equity compensation in the form of stock options and grants of restricted stock totaled $452,393, $723,406, and $710,899, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Years ended March 31,
	2010	2009	2008
General and administrative	$319,673	$457,592	$225,730
Research and development	6,644	121,952	300,702
Sales and marketing	126,076	143,862	184,467
	$452,393	$723,406	$710,899

Income Taxes
ASC 740-10 (prior authoritative guidance: FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted ASC 740-10 on April 1, 2007.  As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date, the Company had no unrecognized tax benefits, which would affect the Company’s effective tax rate. It is reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any such change to be material.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. For the years ended March 31, 2010 and March 31, 2009, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Accordingly, the Company did not record $1,354 and $0 of revenue as of March 31, 2010 and March 31, 2009, respectively, related to the unpaid balance due for orders shipped in conjunction with the Company’s direct sales to consumers because the consumer has 36 days to evaluate the product, and is required to pay only the shipping and handling costs for such products before making the required installment payments after the expiration of the 36-day trial period. During the year ending March 31, 2009, the Company discontinued offering the 36-day trial period but as of March 31, 2010 was again testing such offers with customers.  The Company also, as of March 31, 2010 and March 31, 2009, did not record $561 and $0, respectively, of product costs associated with the foregoing revenue in as much as the customer is required to return the product and the Company is therefore able to recover these costs through resale of the goods. The liability for sales returns is estimated based upon historical experience of return levels.

Additionally, the Company did not record $339,041 and $46,131 of revenue as of March 31, 2010 and March 31, 2009, respectively, related to the wholesale sales value of inventory held by its retail shopping channel customers as these sales are contingent upon the shopping channels selling the goods. Deferred payments for these goods are charged to Customer Deposits. The Company has also deferred, as of March 31, 2010 and March 31, 2009, recognition of $243,456, and $21,336 of product and freight costs associated with these sales, which have been included in inventory.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2010 and March 31, 2009, the Company had accrued $80,119 and $431,148 respectively, as its estimate for the foregoing deductions and allowances.  In addition, for the fiscal years ended March 31, 2010 and March 31, 2009 the Company had accrued $66,000 and $1,393,198 for possible returns or price markdowns associated with several large retailer accounts along with $21,207 and $30,310 for general allowance for potential returns.  These accruals were recorded as bad debt expense, and an increase in allowance for bad debt, which reduced net trade receivables relating to retailers.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Based upon the foregoing, the Company has recorded as of March 31, 2010 and March 31, 2009 a provision for potential future warranty costs of $55,842 and $69,587, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of March 31, 2010 and March 31, 2009, the Company has recorded a reserve for customer returns of $47,398 and $101,743, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges that are paid by customers to us are included in product sales.

Deferred Rent
In July 2006, the Company entered into a facility lease with a term through January 2012, for its corporate offices in Boulder, Colorado.  At March 31, 2010 and March 31, 2009, the Company had recorded deferred rent related to this agreement in the amount of $40,773 and $57,283, respectively, based on the difference between rent expense recorded and the rent payment obligation.

Deferred Debt Issuance Costs
The Company capitalizes debt issuance costs that are directly attributable to realizing the proceeds of the debt issued and it is amortized over the contractual life of the debt.

Segments of an Enterprise and Related Information
ASC 280 (previous authoritative guidance: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) replaces the industry segment approach under previously issued pronouncements with the management approach.  The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments.  ASC 280 also requires disclosures about products and services, geographic areas and major customers.  At present, the Company only operates in one segment.

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

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (prior authoritative guidance: SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles).  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative GAAP for SEC registrants.  The standard is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statement other  than references to accounting standards in our accounting principles disclosures were modified.

In May 2009, the FASB issued ASC 855, Subsequent Events (prior authoritative guidance: SFAS No. 165, Subsequent Events). ASC 855 establishes general accounting standards and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009, and as such, adopted this standard in the first quarter of our fiscal year ending March 31, 2010. The adoption of ASC 855 did not have a material effect on our financial position, results of operations or cash flows.  We have performed an evaluation of subsequent events through the date of our filing of this Form 10-K.

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

Note 2 – Current and Long-term portion – Long-term debt

During Fiscal 2010 we relied upon a variety of debt funding sources to help meet our liquidity requirements:

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

At closing of the Second Change in Terms Agreement on August 31, 2009, the Company made the scheduled $100,000 principal payment with the consent of FCC.  Principal payments totaling $200,000 that were due during the term of the Second Change in Terms Agreement were made by Mr. Walker to FNB because FCC did not consent to the Company making such payments.  The first $150,000 of payments made by Mr. Walker was recorded by the Company as an offset to a $150,000 receivable due from Mr. Walker.  Effective as of November 20, 2009, the Company executed a promissory note in favor of Mr. Walker for the remaining $50,000.  The promissory note matured on February 1, 2010 and carries an interest rate of 20% per annum.  As of February 1, 2010, Mr. Walker agreed to extend the maturity date of this promissory note to April 30, 2010.  As of March 31, 2010, $53,589 was outstanding under the promissory note, including accrued interest.  On May 7, 2010, the Company repaid this promissory note in full.

As of February 16, 2010, Mr. Walker made an additional $200,000 payment to FNB, reducing the outstanding principal balance on the FNB Loan to $500,000.  Effective as of the same date, the Company executed a promissory note for $200,000 in favor of Mr. Walker having a maturity date of April 30, 2010 and carrying an interest rate of 20% per annum.  As of March 31, 2010, $213,350 was outstanding under the promissory note, including accrued interest.  On June 24, 2010, Mr. Walker converted $206,406 of the principal and accrued interest on this promissory note into three year convertible promissory notes (the “Subordinated Secured Convertible Notes”) issued by the Company, as further described below.

As of March 31, 2010, $506,397 in loans were outstanding under the FNB Loan, including accrued interest.  On May 24, 2010, the Company paid $511,647 to repay, in full, the FNB Loan and all accrued interest.

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

As of March 31, 2010, loans totaling $1,565,395 were outstanding, including accrued interest, under the Revolving Credit Facility.  Also as of March 31, 2010, there was approximately $290,000 in additional borrowing capacity available under the Revolving Credit Facility.

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to Main Power in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from Main Power.  The Promissory Note has a final maturity of June 30, 2011, and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.    Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.  As of March 31, 2010, the outstanding balance under the Promissory Note totaled $1,470,957, including accrued interest.

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

The Bridge Loans were originally scheduled to mature on November 16, 2009; however, no cash principal payments were made by the Company at maturity because FCC had not provided the consent required under the terms of the intercreditor subordination agreements executed by the Company, the Lenders, and FCC.  Interest totaling $25,069 was paid to the Lenders during the fiscal year ended March 31, 2010.  No payments of principal were made to the Lenders during Fiscal 2010.  As of March 31, 2010, $518,493 was outstanding under the Bridge Loans, including accrued interest.

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

Between October 30 and November 9, 2009, the Company entered into additional bridge financing arrangements totaling $580,000 (the “Additional Bridge Loans”) with five lenders (the “Additional Lenders”) as detailed in the table below.  The Additional Bridge Loans are unsecured, subordinated to loans made to the Company by FCC, and bear interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the Additional Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  One of the Additional Bridge Loans in the principal amount of $180,000 is guaranteed by Jack J. Walker, the Company’s Chairman and CEO.

The Bridge Loans were originally scheduled to mature on February 1, 2010; however, no cash payments were made by the Company at maturity because FCC had not provided the consent required under the terms of the intercreditor subordination agreements executed by the Company, the Lenders, and FCC.  No interest or principal had been paid to the Lenders as of March 31, 2010.  As of March 31, 2010, $626,575 was outstanding under the Bridge Loans, including accrued interest.

Lender	Current Relationship to the Company	Bridge Loan Amount	Date of Loan	Warrants Issued to Lender
Lazarus Investment Partners LLLP	Greater than 10% beneficial owner	$200,000	November 9, 2009	200,000
Grad Wurn LLC	None	$180,000	November 1, 2009	180,000
Michael S. Barish	Director, greater than 10% beneficial owner	$100,000	November 4, 2009	100,000
Jervis B. Perkins	Former Chief Executive Officer, current director, and greater than 10% beneficial owner	$50,000	October 30, 2009	50,000
J. Michael Wolfe	Chief Operating Officer and greater than 10% beneficial owner	$50,000	November 5, 2009	50,000

Long-term debt maturities

Future maturities under the various debt agreements are as follows:

Year Ended	Amount Due
March 31, 2011	3,965,259
March 31, 2012	1,020,957
$4,986,216

Note 3 – Due to Factor

On February 9, 2007, the Company entered into an agreement with Benefactor Funding Corp. (“Benefactor”) whereby Benefactor agreed to factor the company’s retail accounts receivable invoices.  On April 16, 2008, the Company gave notice to Benefactor of its intent to terminate the facility.  The facility was terminated on June 24, 2008.  Fees paid to Benefactor for interest, discounts, and other services for the years ended March 31, 2010, March 31, 2009, and March 31, 2008 totaled $0, $0, and $503,164, respectively.

Note 4 - Capital Lease Obligations

The Company has capitalized lease obligations for computer equipment, licensed software, and factory equipment due on various dates through November 2010 of $31,459 as of March 31, 2010. The interest rates range from 12% to 15% per annum. These lease obligations are collateralized by the related assets with a net book value of $59,173 as of March 31, 2010. In addition, recorded in deposits is a security deposit of $48,180 which will be released upon the Company achieving certain financial requirements. The leases also required $21,465 in prepaid rents.

Maturities of capital lease obligations as of March 31, 2010, are as follows:

Year ended March 31, 2011	$32,803
Less - amount related to interest	(1,344)
Principal portion of future obligations	31,459
Less - current portion	(31,459)
$-

The following table summarizes the assets recorded in property and equipment that were acquired under the capital leases as of March 31, 2010:

Class of property
Computer equipment	$34,425
Factory equipment	101,985
136,410
Accumulated depreciation	(77,237)
Net book value	$59,173

Note 5 – Equity Compensation Plans

In 2003, the Company's Board of Directors approved a Stock Option Plan (the “2003 Plan”) pursuant to which nonqualified stock options were reserved for issuance to eligible employees, consultants and directors of the Company.  The 2003 Plan was administered by the Board of Directors, which had the authority to select the individuals to whom awards were to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award.  The Company has granted nonqualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $0.01 to $5.00 per share.  In August 2005, the 2003 Plan was merged into the 2005 Equity Compensation Plan and it no longer separately exists. However, options issued and outstanding under the 2003 Plan continue to be governed by the original grant agreements but are administered under the 2005 Equity Compensation Plan.

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

The Company accounts for share-based payments in accordance with ASC 710-10-55 (prior authoritative guidance: FASB Statement FASB 123(R) Share-Based Payments).  In addition to recognizing compensation expense related to restricted stock and performance units, ASC 710-10-55 also requires recognition of compensation expense related to the estimated fair value of stock options. The Company uses the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the provisions of ASC 710-10-55, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of ASC 710-10-55. Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of ASC 710-10-55.

For the years ended March 31, 2010, March 31, 2009 and March 31, 2008, respectively, the Company granted 1,744,973, 1,781,701, and 272,911 options to purchase the Company’s common stock at exercise prices ranging from $0.07 to $5.90 per share under the 2005 Plan as follows:

	Years ended March 31,
	2010	2009	2008
Employees	1,441,573	1,641,591	272,911
Consultants	400	13,110	-
Directors	303,000	127,000	-
	1,744,973	1,781,701	272,911

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

In March 2007, in as much as the Company’s stock had begun trading in the public market but trading history was limited, the Company reviewed the assumptions utilized for the volatility rate, researching companies within the consumer products category with comparable market capitalizations, comparable per share prices and with a minimum of five years of trading history, the length of time the options are exercisable. Accordingly, for the options granted for the period January 1, 2007 through December 31, 2007, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 5%; and average lives of 3 years resulting in a value of $2.28 per option granted based upon a market value of $5.90 per share on the date of grant. The foregoing assumptions were re-evaluated in March 2008 using the same comparison companies and researching additional companies with similar characteristics. Accordingly, for the options granted for the period January 1, 2008 through October 19, 2009, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 61.0%; risk free interest rate of 5%; and average lives of 3 years resulting in values of $.18 to $2.61 per option granted based upon market values on the date of grant.  The assumptions were re-evaluated in January 2010 using the comparison companies and researching additional companies with similar characteristics.  Accordingly, for the options granted in January 2010, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 103.0%; risk free interest rate of 5%; and average lives of 3 years resulting in values of $.09 and $.11 per option granted based upon market values on the date of grant.  As a result of recognizing compensation expense for stock options pursuant to the provisions of ASC 710-10-55, the net loss for the years ended March 31, 2010, March 31, 2009 and the March 31, 2008, was increased by $513,143, $676,614 and $710,899, respectively.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
				Weighted-
	Options	Low	High	Average
Balances at April 1, 2007	1,337,360	$0.01	$5.00	$4.58
Granted	272,911	$4.74	$5.85	$5.15
Exercised	(36,358)	$0.00	$5.00	$1.66
Forfeited	(19,962)	$2.50	$5.00	$3.63
Balances at March 31,2008	1,553,951	$0.01	$5.90	$4.46
Granted	1,781,701	$0.18	$2.96	$1.07
Exercised	(43,576)	$0.50	$2.95	$0.60
Forfeited	(273,003)	$0.01	$5.90	$2.52
Balances at March 31, 2009	3,019,073	$0.01	$5.90	$2.77
Granted	1,744,973	$0.07	$0.13	$0.09
Exercised	(4,075)	$0.01	$0.01	$0.01
Forfeited	(1,591,509)	$0.21	$5.90	$3.65
Balances at March 31, 2010	3,168,462	$0.18	$5.90	$0.83

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2010 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted			average	Weighted
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	2,710,218	3.38	$0.15		2,269,934	3.24	$0.14
Over $0.50 to $2.50	-	-	$-		-	-	$-
Over $2.50 to $5.00	2,290	3.00	$2.96		2,290	3.00	$2.96
Over $5.00 to $5.50	430,954	1.00	$5.00		430,954	1.00	$5.00
Over $5.50	25,000	1.97	$5.90		25,000	1.97	$5.90
	3,168,462	3.05	$0.85	$ 81,011	2,728,178	2.87	$0.97	$ 69,523

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented. For the year ended March 31, 2010, 4,075 options to purchase the Company’s common stock were exercised under the plan resulting in $20 in proceeds to the Company.

At March 31, 2010 the Company has granted options for 440,284 shares of the Company’s common stock that are unvested that will result in $49,852 of compensation expense over the next 19 months.

Note 6 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (previous authoritative guidance: SFAS No., 109, Accounting for Income Taxes).  Under the provisions of ASC 740, a deferred tax asset or liability (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

Income tax provision consisted of the following:
	2010	2009
Current:
Federal	$-	$-
Foreign
State	1,586	3,238
	1,586	3,238
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income Tax Provision	$1,586	$3,238

Reconciliation of effective tax rate:
	2010	2009
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	2.98%	3.01%
Permanent items	-1.88%	-2.51%
Change in Effective Tax Rate	-0.00%	-4.62%
Other Adjustments	1.26%	1.96%
Valuation Allowance	-33.87%	-31.88%
Effective income tax rate	-0.03%	-0.03%

	2010	2009
Deferred tax assets:
Net Operating Loss	$16,115,294	$14,037,255
R & D Credit carryforwards	622,739	622,739
Intangibles and Fixed Assets	85,159	32,486
Accrued Compensation	280,344	256,172
Allowance for Bad Debt	32,426	24,056
Reserve for Customer Returns	17,626	37,835
Warranty Reserve	20,766	25,877
Other Accrued Liabilities	-	-
Prepaid Expenses	-	(45,654)
SFAS 123R	1,526,407	1,483,389
Charitable Contributions	4,779	4,760
Other	-	-

Gross deferred tax assets	$18,705,539	$16,478,915

Deferred tax liabilities:
Other	-	-
Prepaid Expenses	-80,461	-45,654
Gross deferred tax liabilities	-80,461	-45,654

Net deferred tax assets before valuation allowance	18,625,078	16,478,915

Valuation Allowance	(18,625,078)	(16,478,915)

Deferred Tax Assets (Liabilities), Net	$-	$-

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

At March 31, 2010 and March 31, 2009, respectively, approximately $43.9 million and $38.2 million of net operating loss carry-forwards for federal income tax purposes were available to offset future taxable income through the year 2009.  As of March 31, 2010 approximately $546 thousand of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. The ultimate realization of these assets which expire in 2022 is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carry-forwards within the applicable carry-forward period.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences at March 31, 2010.

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements.  As of March 31, 2010, the Company has not recorded a liability for uncertain tax positions.  Included in net deferred tax assets is $623 thousand of research credits which expire in 2022.  While the company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements pursuant to ASC 740.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended March 31, 2006 through the current period.

Note 7 – Related Party Transactions

The following transactions were entered into with our executive officers, directors and 5% or greater shareholders.

In April 2008, the Company paid Linda Graebner $5,000 in consulting fees prior to her joining the Board of Directors in July.

During the years ended March 31, 2010, March 31, 2009 and March 31, 2008, the Company paid $0, $0 and $24,000, respectively, to a director for legal services.

Also, during the years ended March 31, 2010, March 31, 2009 and March 31, 2008, the Company incurred fees totaling $0, $0 and $771,102, respectively, for various video and web projects, including production of the Company’s infomercial to promote its products, to MedEd Architects LLC a video production company owned 33% by the Company’s former Chief Marketing Officer.

During the years ended March 31, 2010, March 31, 2009 and March 31, 2008, the Company paid fees totaling $0, $0 and $20,000, respectively, to one of its directors for services provided to the Board of Directors in connection with the hiring and company integration of a new chief executive officer.

See Note 2 to our consolidated financial statements for discussion related to debt transactions involving our officers, directors and 5% or greater shareholders.

Note 8 – Commitments and Contingencies

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

Future cash payments under such operating lease for the remaining years of the leases are as follows:

Year Ended	Rent

March 31, 2011	576,818
March 31, 2012	332,607
$909,425

Rent expense for the years ended March 31, 2010, March 31, 2009 and March 31, 2008, was $543,676, $807,702, and $432,338, respectively.

In connection with the Linens ‘N Things (“LNT”) bankruptcy proceedings, a Complaint to Avoid and Recover Preferential Transfers was filed by LNT in the United States Bankruptcy Court for the District of Delaware on April 20, 2009 (the “Complaint”).  The Complaint alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, we are required to return to LNT approximately $623,000 in “preferential” transfers allegedly made to AeroGrow during the 90-day period preceding the filing of the LNT bankruptcy cases. The Complaint also alleges that AeroGrow is required to pay to LNT approximately $44,000 on account of credits allegedly earned but not redeemed by LNT prior to the filing of the LNT bankruptcy cases.  We negotiated a settlement of all claims with LNT, executed a settlement agreement, and are now awaiting final approval of the settlement by the bankruptcy court.  We do not anticipate there will be any material change to the terms of the executed settlement agreement, and the cost to us of the settlement is less than the amount previously accrued in our balance sheet and consolidated statement of operations in anticipation of the cost of defending, or settling, this matter.

Note 9 – Stockholders’ Equity

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

On August 1, 2007, the Company entered into an agreement with an investor relations firm that included a grant of a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.96, the closing market price as of the date of the agreement. The warrants vested monthly over a one year period.  The Company used the following weighted average assumptions for valuation of the warrants issued: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 6%; and average lives of three years, resulting in a total value of $138,023 that was recognized monthly over the twelve month period.

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

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $.001 par value.    As of March 31, 2010, 7,586 of preferred stock have been issued, as well as 4,164 warrants for preferred stock with a strike price of $1,250..

A summary of the Company’s warrant activity for the period from April 1, 2007 through March 31, 2010 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value

Outstanding, April 1, 2007	5,724,094	$7.21
Granted	930,000	7.97
Exercised	(174,750)	5.68
Expired	(784,608)	12.46
Outstanding, March 31, 2008	5,694,736	6.66
Granted	935,991	1.65
Exercised	(1,199,979)	.75
Expired	(15,006)	2.50
Outstanding, March 31, 2009	5,415,742	5.76
Granted	1,320,000	.25
Exercised	-	-
Expired	(462,352)	2.00
Outstanding, March 31, 2010	6,273,390	$4.88	$-

As of March 31, 2010, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants	Average	Average
Outstanding	Exercise Price	Remaining Life (Yrs)
1,320,000	$0.25	4.56
3,200	$0.66	0.45
325,000	$1.00	3.88
132,639	$2.00	1.31
16,000	$2.07	3.25
450,000	$5.00	0.45
505,796	$6.00	1.01
1,937,299	$6.25	0.91
50,000	$6.96	2.34
746,956	$7.50	1.95
720,000	$8.00	4.43
66,500	$8.25	4.43
6,273,390	$4.88	2.40

Note 10 – Subsequent Events - Unaudited

First Western Trust Credit Facilities

On May 21, 2010, the Company and First Western Trust Bank (“FWTB”) executed a business loan agreement and related promissory note (the “FWTB Line of Credit”).  The FWTB Line of Credit provides for loans by FWTB to the Company of up to a maximum of $2 million at any given time, subject to the Company maintaining an equivalent amount of cash on deposit in a restricted account at FWTB.  Loans under the FWTB Line of Credit bear interest at a fixed rate of 2.0% per annum.  In addition, the Company paid FWTB an origination fee of $2,500.  The terms and conditions of the FWTB Line of Credit include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Line of Credit, FWTB has the option to declare any loans outstanding immediately due and payable.  The FWTB Line of Credit has a maturity date of May 20, 2011.

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman and CEO, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  In addition, Mr. Walker provided a guaranty of all Company obligations relating to the FWTB Term Loan.  The Company paid Mr. Walker $50,000 as compensation for guaranteeing the FWTB Term Loan.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum and the Company paid a $12,500 origination fee to FWTB.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.

Subordinated Secured Convertible Notes

Beginning in March 2010, the Company began a private offering of units comprising an aggregate of up to $8.4 million of 8% Senior Secured Convertible Notes and warrants to purchase 84,000,000 shares of the Company’s common stock (the “Warrants”).  The Company expects the private offering to remain open through September 30, 2010.  The Company intends to use the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Units and the Additional Units was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Units (as defined below) and Additional Units (as defined below) were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the unites have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

On May 6, 2010, the Company closed on the private sale of units (the “Units”) comprising an aggregate of $4,200,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 42,000,000 Warrants.  The Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Units sold comprised $3,265,000 in cash and $935,000 from the conversion of existing obligations of the Company into the Subordinated Secured Convertible Notes.

On June 24, 2010, the Company closed on the private sale of additional units (the “Additional Units”) comprising an aggregate of $2,600,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 26,000,000 Warrants.  The Additional Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  The Company also received a commitment to purchase an additional $200,000 face value of Subordinated Secured Convertible Notes under the same terms and conditions as the Additional Units.  Consideration for the Additional Units sold comprised $2,300,000 in cash and $300,000 from the conversion of existing obligations of the Company into the Subordinated Secured Convertible Notes.

The Subordinated Secured Convertible Notes bear interest at 8% per year, payable quarterly in cash, additional Subordinated Secured Convertible Notes, or in registered common stock of the Company, at the option of the Company, and mature on May 6, 2013.  The Subordinated Secured Convertible Notes can be converted into shares of the Company's common stock at any time, initially at a conversion price of $0.10 per share. The Subordinated Secured Convertible Notes will automatically convert into shares of the Company’s common stock in the event (i) there is an effective registration statement registering the resale under the Securities Act of 1933 (“Securities Act”) of the underlying stock (“Conversion Shares”) or the Conversion Shares are eligible to be resold without restriction or limitation under Rule 144 under the Securities Act, and (ii)  the closing bid price of the Company’s common stock as quoted on the OTC Bulletin Board or other principal trading market is at least $0.25 per share for 20 out of 30 consecutive trading days with an average daily trading volume of at least one million shares.  The Subordinated Secured Convertible Notes are secured by a subordinated lien on all assets of the Company.

Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

First National Bank

           On May 24, 2010, the Company paid $511,647 to repay, in full, the First National Bank Loan and all accrued interest.

Revolving Credit Facility

On May 3, 2010, the Company, FCC, and Jack J. Walker, as guarantor, executed a Forbearance Agreement and Fifth Amendment (the “Fifth Amendment”) effective as of April 30, 2010.  Under the Fifth Amendment FCC agreed to forbear from exercising its rights and remedies with regard to the Company’s non-compliance with financial covenants until May 21, 2010, if no other defaults occur.  The Fifth Amendment enabled the Company to borrow up to $600,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Revolving Credit Facility until the earlier of (i) the Company closing on a sale of subordinated secured convertible promissory notes, or (ii) the termination date of the forbearance period.  In addition, the Fifth Amendment set the maximum borrowing under the Revolving Credit Facility at $2,000,000 until such time as the Company closed on a sale of subordinated secured convertible promissory notes, at which time the maximum borrowing amount was required to be reduced to $1,000,000.  The Fifth Amendment provided for a continuation of the $500 per day forbearance fee set forth in the Fourth Amendment, with such fees related to both the Fourth Amendment and Fifth Amendment to be payable on the earlier of (i) May 21, 2010 or (ii) the date on which loans under the Revolving Credit Facility were repaid in full.

On May 24, 2010, the Company paid $673,600 to FCC to repay, in full, amounts due under the Revolving Credit Facility, and the Revolving Credit Facility was terminated.

Bridge Financing

On May 6, 2010, $430,466 of the original Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described above under the caption “Subordinated Secured Convertible Notes.”  In addition, on May 6, 2010, $25,000 of the Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 24, 2010, an additional $43,594 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.

On May 6, 2010, $504,534 of the Additional Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described above under the caption “Subordinated Secured Convertible Notes."   In addition, on May 6, 2010, $50,000 of the Additional Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 1, 2010, a payment of principal and interest totaling $74,390 was made against the Additional Bridge Loans.

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)

3.8	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

3.9
Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.2	Form of 2005 Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed March 7, 2006)

4.3	Form of 2006 Warrant (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed March 7, 2006)

4.4	Form of 10% Convertible Note (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K, filed March 7, 2006)

4.5	Form of $10.00 Redeemable Warrant (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed March 7, 2006)

4.6	Form of $15.00 Redeemable Warrant (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed March 7, 2006)

4.7	Form of Conversion Warrant (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed March 7, 2006)

4.8	Form of 2005 Placement Agent Warrant (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed March 7, 2006)

4.9	Form of 2006 Placement Agent Warrant (incorporated by reference to Exhibit 4.9 of our Current Report on Form 8-K, filed March 7, 2006)

4.10	Form of $2.50 Warrant (incorporated by reference to Exhibit 4.10 of our Current Report on Form 8-K, filed March 7, 2006)

4.11	Form of $5.00 Warrant (incorporated by reference to Exhibit 4.11 of our Current Report on Form 8-K, filed March 7, 2006)

4.12	Form of Convertible Note Modification Agreement (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

4.13	Form of 2007 March Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed March 16, 2007)

4.14	Form of 2007 March Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed March 16, 2007)

4.15	Form of 2007 March Offering Second Tranche Investor Warrant (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-KSB, filed June 29, 2007)

4.16	Form of 2007 March Offering Second Tranche Agent Warrant (incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-KSB, filed June 29, 2007)

4.17	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.18	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)

4.19	Form of Series A Preferred Stock Warrant (incorporated by reference to Exhibit 4.19 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

4.20	Investor Rights Agreement (incorporated by reference to Exhibit 4.20 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

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

10.29
Registration Rights Agreement dated as of March 12, 2007, by and between the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed March 16, 2007)

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

10.54	Liquidity Performance Award Plan (incorporated by reference to Exhibit 10.54 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

10.55
Change in Terms Agreement among the Company, First National Bank, and Jack J. Walker, dated May 19, 2009 (incorporated by reference to Exhibit 10.55 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

10.56
Loan Extension Agreement among the Company, WLoans, LLC, and Jack J. Walker, effective June 30, 2009 (incorporated by reference to Exhibit 10.56 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

10.57
Second Forbearance Agreement among the Company, FCC, LLC d/b/a First Capital, and Jack J. Walker, effective as of April 29, 2009 (incorporated by reference to Exhibit 10.57 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

10.58
Waiver and Third Amendment to Loan and Security Agreement among the Company, FCC, LLC d/b/a First Capital, and Jack J. Walker, effective as of July 1, 2009 (incorporated by reference to Exhibit 10.58 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

10.59
Promissory Note made by the Company in favor of Main Power Electrical Factory Ltd. Dated June 30, 2009 (incorporated (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed August 19, 2009)

10.60
Change in Terms Agreement, effective July 19, 2009, among First National Bank, Jack J. Walker, and the Company (incorporated (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.61
Temporary Amendment to the Loan and Security Agreement between the Company and FCC, LLC, d/b/a First Capital, effective as of September 30, 2009 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.62
Waiver Agreement between the Company and FCC, LLC, d/b/a First Capital, dated November 19, 2009 (incorporated (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.63
Promissory Note in favor of Lazarus Investment Partners LLLP, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.64
Subordination and Assignment Agreements effective September 1, 2009 among FCC, LLC, d/b/a First Capital, Lazarus Investment Partners LLLP, and the Company (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.65
Promissory Note in favor of Jack J. Walker, dated August 28, 2009 (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.66
Subordination and Assignment Agreements effective August 28, 2009 among FCC, LLC, d/b/a First Capital, Jack J. Walker and the Company (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.67
Promissory Note in favor of Michael S. Barish, effective September 1, 2009 (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009))

10.68
Promissory Note in favor of Jervis B. Perkins, effective September 1, 2009 (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.69
Subordination and Assignment Agreements effective August 28, 2009 among FCC, LLC, d/b/a First Capital, Jervis B. Perkins and the Company (incorporated by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.70
Promissory Note in favor of J. Michael Wolfe, effective September 1, 2009 (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.71
Subordination and Assignment Agreements effective September 1, 2009 among FCC, LLC, d/b/a First Capital, J. Michael Wolfe and the Company (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.72
Promissory Note in favor of H. Leigh Severance, effective September 1, 2009 (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.73
Subordination and Assignment Agreements effective September 1, 2009 among FCC, LLC, d/b/a First Capital, H. Leigh Severance and the Company (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.74
Form of Promissory Note (Bridge Loan) between the Company and Lazarus Investment Partners LLP, Michael S. Barish, Jervis B. Perkins and J. Michael Wolfe, dated October 30, 2009 through November 5, 2009 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

10.75
Form of Promissory Note (Bridge Loan) between the Company and Grad Wurn LLC, dated November 1, 2009 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

10.76
Form of Subordination Agreement between the Company and Lazarus Investment Partners LLP, Michael S. Barish, Jervis B. Perkins, J. Michael Wolfe, and Grad Wurn LLC, dated October 30, 2009 through November 5, 2009 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

10.77
Forbearance Agreement and Fourth Amendment to the Loan and Security Agreement between FCC, LLC, d/b/a First Capital, the Company, and Jack J. Walker as Guarantor, effective as of February 15, 2010 (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

10.78
Waiver Agreement between FCC, LLC, d/b/a First Capital, the Company, and Jack J. Walker as Guarantor, effective as of November 19, 2009 (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

10.79
Pledge Agreement dated as of February 15, 2010 executed by Jack J. Walker in favor of FCC, LLC, d/b/a First Capital, supporting borrowings of the Company under the Loan and Security Agreement between FCC, LLC, d/b/a First Capital, and the Company, as amended and restated (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

23.1*	Consent of Eide Bailly LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Gordon, Hughes & Banks, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith