Form 10-Q
period 2010-06-30
AeroGrow International, Inc.
filed 2010-08-12
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of July 31, 2010:  12,650,605

AeroGrow International, Inc.

FORM 10-Q REPORT
June 30, 2010

Item 1. Condensed Financial Statements
 AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS
	June 30, 2010	March 31, 2010
ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$2,059,688	$249,582
Restricted cash	444,803	443,862
Accounts receivable, net of allowance for doubtful accounts of $84,532 and $87,207 at June 30, 2010 and March 31, 2010, respectively	204,118	478,113
Other receivables	157,960	259,831
Inventory	3,178,636	3,493,732
Prepaid expenses and other	425,473	338,095
Total current assets	6,470,678	5,263,215
Property and equipment, net of accumulated depreciation of $2,674,722 and $2,486,377 at June 30, 2010 and March 31, 2010, respectively	857,250	1,002,530
Other assets
Intangible assets, net of $12,498 and $6,854 of accumulated amortization at June 30, 2010 and March 31, 2010, respectively	268,846	275,599
Deposits	188,130	240,145
Deferred debt issuance costs, net of accumulated amortization of $65,613 and $486,791 at June 30, 2010 and March 31, 2010, respectively	1,937,382	62,291
Total other assets	2,394,358	578,035
Total Assets	$9,722,286	$6,843,780

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current portion – long term debt – related party	$122,102	$911,275
Current portion – long term debt	1,790,224	3,053,984
Accounts payable	2,381,586	3,354,703
Accrued expenses	1,189,498	1,449,977
Customer deposits	11,462	339,041
Deferred rent	36,646	40,773
Total current liabilities	5,531,518	9,149,753
Long term debt	953,349	1,020,957
Long term debt – related party	28,077	-
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 7,586 and 7,586 shares issued and outstanding at June 30, 2010 and March 31, 2010	8	8
Common stock, $.001 par value, 500,000,000 shares authorized, 12,650,605 and 12,398,249 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	12,650	12,398
Additional paid-in capital	61,198,536	52,933,467
Accumulated (deficit)	(58,001,852)	(56,272,803)
Total Stockholders' Equity (Deficit)	3,209,342	(3,326,930)
Total Liabilities and Stockholders' Equity (Deficit)	$9,722,286	$6,843,780

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2010	2009
Revenue
Product sales	$1,818,019	$2,979,693

Operating expenses
Cost of revenue	1,321,703	1,869,805
Research and development	37,014	119,198
Sales and marketing	816,977	1,159,796
General and administrative	896,184	1,454,208
Total operating expenses	3,071,878	4,603,007

Loss from operations	(1,253,859)	(1,623,314)

Other (income) expense, net
Interest (income)	(6,630)	(80)
Interest expense	518,100	246,050
Interest expense – related party	61,259	-
Other (income)	(97,539)	(807,552)
Total other (income) expense, net	475,190	(561,582)

Net loss	$(1,729,049)	$(1,061,732)

Net loss per share, basic and diluted	$(0.14)	$(0.08)

Weighted average number of common
shares outstanding, basic and diluted	12,481,443	13,039,373

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss)	$(1,729,049)	$(1,061,732)
Adjustments to reconcile net (loss) to cash (used) by operations:
Issuance of common stock and options under equity compensation plans	28,086	208,417
Issuance of common stock not under equity compensation plan	24,983	-
Depreciation and amortization expense	193,989	219,568
Allowance for bad debt	(2,665)	(591,623)
Amortization of debt issuance costs	128,534	47,052
Gain on forgiveness of accounts payable	-	(807,310)
Amortization of convertible debentures, beneficial conversion feature	88,017	-
Amortization of convertible debentures, beneficial conversion feature – related party	12,618	-
Interest expense from warrants issued with convertible debentures	107,856	-
Interest expense from warrants issued with convertible debentures – related party	15,459	-
Change in assets and liabilities:
Decrease in accounts receivable	276,660	1,998,955
Decrease in other receivable	101,871	116,733
Decrease in inventory	315,096	932,798
(Increase) decrease in other current assets	(87,378)	255,704
Decrease in deposits	52,015	-
(Decrease) in accounts payable	(923,117)	(735,981)
(Decrease) in accrued expenses	(260,479)	(311,943)
Increase in accrued interest	39,907	1,750
(Decrease) in accrued interest – related party	(5,887)	(33,371)
(Decrease) in customer deposits	(327,579)	(215,549)
(Decrease) in deferred rent	(4,127)	(4,128)
Net cash (used) provided by operating activities	(1,955,190)	19,340
Cash flows from investing activities:
(Increase) in restricted cash	(941)	(65)
Purchases of equipment	(43,065)	(116)
Patent expenses	1,109	(2,208)
Net cash (used) by investing activities	(42,897)	(2,389)
Cash flows from financing activities:
Proceeds from long term debt borrowings	2,050,481	2,901,222
Repayments of long term debt borrowings	(2,075,153)	(3,266,864)
Repayments of long term debt borrowings – related party	(1,127,989)	-
Proceeds from the issuance of convertible debt	5,465,000	-
Proceeds from the issuance of convertible debt – related party	100,000	-
Proceeds from the exercise of stock options	252	20
Proceeds from the issuance of preferred stock	-	3,061,000
(Increase) in prepaid debt issuance costs	(591,626)	-
Principal payments on capital leases	(12,772)	(35,140)
Net cash provided by financing activities	3,808,193	2,660,238
Net increase in cash	1,810,106	2,677,189
Cash, beginning of period	249,582	332,698
Cash, end of period	$2,059,688	$3,009,887

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Three Months Ended June 30,
	2010	2009
Interest paid	$95,674	$170,602
Income taxes paid	$-	$--

Supplemental disclosure of non-cash investing and financing activities:
Modification of related party debt to equity	$-	$1,200,000
Modification of accounts payable to equity	$-	$1,043,000
Increase of notes receivable for equity	$-	$139,000
Increase of notes receivable, related party for equity	$-	$612,000
Modification of accrued expenses to equity	$-	$89,000
Modification of accounts payable to long term debt	$-	$1,388,191
Modification of debt to convertible debt	$475,000	$-
Modification of related party debt to related party convertible debt	$656,406	$-
Modification of accrued interest to convertible debt	$33,757	$-
Modification of related party accrued interest to related party convertible debt	$19,847	$-
Modification of accounts payable to convertible debt	$50,000	$-
Conversion of convertible note to common stock	$25,236	$-
Warrants issued to placement agent as a cost of debt issuance	$1,412,000	$-

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

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

During the fiscal year ended March 31, 2010 (“Fiscal 2010”), and continuing in the quarter ended June 30, 2010, we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer confidence and spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As of June 30, 2010, our products were offered in approximately 1,290 storefronts in North America, as compared to approximately 6,400 stores as of June 30, 2009.  Although we expect to further reduce the number of retailer storefronts carrying our products during the fiscal year ending March 31, 3011, we plan to maintain relationships with retailers, both traditional and non-traditional, that have historically proven to be good business partners for AeroGrow.  In this regard, we plan to continue selling through our largest retailer customers, including three customers that comprised approximately 59% of our retailer sales during Fiscal 2010.

In Fiscal 2010 we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity. To position our business for the future, we have increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 3.7 million catalogues mailed in Fiscal 2010, web sales, infomercials, and 60 and 120 second television commercials.  Our products are also sold through television home shopping channels and by online retailers.  In Fiscal 2010, approximately 57.5% of our total sales were to direct customers.

2.	Liquidity and Basis of Presentation

Interim Financial Information
The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the SEC on June 25, 2010.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2010, the results of operations for the three months ended June 30, 2010 and 2009, and the cash flows for the three months ended June 30, 2010 and 2009. The results of operations for the three months ended June 30, 2010, are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2010, is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the three months ended June 30, 2010 of $1,729,049.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

During Fiscal 2010 we began the process of re-capitalizing the Company by issuing approximately $6.7 million in convertible preferred shares.  In addition, we negotiated deferred payment arrangements with certain vendors, negotiated reduced balances with certain vendors, and reduced the amount of our interest-bearing debt and our accounts payable obligations.  Nonetheless, we continued to face cash and liquidity constraints during Fiscal 2010 that were, at times, severe, and that had a material impact on our ability to operate our business.  In May and June 2010, we issued $6.8 million in convertible secured subordinated debt to supplement our internal cash sources and to address our liquidity constraints.  We believe that we have sufficient liquidity to support our operations for the coming twelve months.

The Company’s liquidity projections are predicated on a variety of assumptions including, but not limited to, the timing and seasonality of working capital needs, revenue and expenses, and cash flow from operations, access to sufficient funding, the levels of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which the Company operates.  In the event these assumptions prove to be inaccurate, there could be material adverse changes to the Company’s liquidity position, and there can be no assurance given that the Company would be able to successfully support its operations in such circumstances.

Significant Accounting Policies

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates with regard to return reserves, inventory obsolescence and the allowance for bad debts will occur in the near term.

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

Concentrations of Risk
ASC 825-10-50-20 (prior authoritative guidance: SFAS No.105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution exceeded the $250,000 federally insured limit as of June 30, 2010.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
The Company maintains a credit insurance policy on many of its trade accounts receivables. For the three months ended June 30, 2010, the Company had no customers who represented more than 5% of the Company’s net product sales, respectively.  For the three months ended June 30, 2009, the Company had two customers who represented 9.3% and 7.2% of the Company’s net product sales.

Suppliers:
For the three months ended June 30, 2010, the Company purchased inventories and other inventory-related items from three suppliers totaling $104,243, $98,035, and $69,784, representing 7.9%, 7.4% and 5.3% of cost of sales, respectively.  Although the Company believes alternate sources of manufacturing could be obtained, loss of any of these suppliers could have an adverse impact on operations.  For the three months ended June 30, 2009, the Company purchased inventories and other inventory-related items from three suppliers totaling $330,089, $170,438, and $158,529, representing 17.7%, 9.1% and 8.5% of cost of sales, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of June 30, 2010, the Company had three customers who represented 16%, 15%, and 10% of outstanding accounts receivables.  As of March 31, 2010, the Company had two customers who represented 23% and 20% of outstanding accounts receivables.

Fair Value of Financial Instruments
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

As of June 30, 2010 and March 31, 2010, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximated fair value because of the relatively short maturities of these instruments.  The carrying amount of debt approximated fair value as of June 30, 2010 and March 31, 2010, based upon the terms and conditions currently available to the Company in comparison to the terms and conditions of the existing debt.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company also maintains a credit insurance policy which insures against losses from most retailer accounts. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $84,532 and $87,207 at June 30, 2010 and March 31, 2010, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2010 and March 31, 2010, the balance in this reserve account was $157,960 and $259,831, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-25 (prior authoritative guidance: Statement of Position, “No. SOP 93-7” Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of June 30, 2010 and June 30, 2009, the Company had deferred $7,742 and $1,794, respectively, related to such media costs. Advertising expenses for the three months ended June 30, 2010 and June 30, 2009 were $227,065 and $452,582, respectively.

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

	June 30,	March 31,
	2010	2010
Finished goods	$2,281,102	$2,515,451
Raw materials	897,534	978,281
	$3,178,636	$3,493,732

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2010 and March 31, 2010, the Company had reserved $363,744 and $670,134, respectively, for inventory obsolescence.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At June 30, 2010 and June 30, 2009, the Company had accrued $36,242 and $383,210 respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of June 30, 2010 and March 31, 2010 a provision for potential future warranty costs of $57,316 and $55,842, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of June 30, 2010 and March 31, 2010, the Company has recorded a reserve for customer returns of $22,934 and $47,398, respectively.

3.	Capital Lease Obligations

As of June 30, 2010, the Company had capitalized lease obligations for computer equipment, licensed software, and factory equipment due on various dates through November 2010 of $18,687. The interest rates range from 12% to 15% per annum. These lease obligations are collateralized by the related assets with a net book value of $51,205 as of June 30, 2010. In addition, recorded in deposits is a security deposit of $48,180 which will be released upon the Company achieving certain financial requirements. The leases also required $4,529 in prepaid rents.

4.	Long Term Debt and Current Portion – Long Term Debt

First National Loan

On May 19, 2008, the Company and Jack J. Walker, then one of the Company’s directors and now the Company’s Chairman and CEO, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank for a loan to the Company in a principal amount of up to $1,000,000 (the “FNB Loan”).  The FNB Loan had an initial maturity date of May 19, 2009, which was extended by various agreements between the Company and FNB.

Principal payments totaling $408,439 were made by Mr. Walker against the FNB Loan during the loan term.  The first $150,000 of payments made by Mr. Walker was recorded by the Company as an offset to a $150,000 receivable due from Mr. Walker.  The remaining $258,439 was recorded by the Company as promissory notes due to Mr. Walker, which carried an interest rate of 20% per annum.  On May 7, 2010, the Company paid $50,000 in principal and $4,603 in interest to Mr. Walker.  On June 24, 2010, Mr. Walker converted $206,406 of principal and accrued interest on the promissory notes into three year convertible promissory notes (the “Subordinated Secured Convertible Notes”) issued by the Company, as further described below under the caption “Subordinated Secured Convertible Notes.”  On June 28, 2010, the Company paid $17,109 in remaining principal and interest to Mr. Walker.

On May 24, 2010, the Company paid the remaining balance on the FNB Loan of $511,647, including accrued interest, and the FNB Loan was terminated.

Revolving Credit Facility

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC d/b/a First Capital (“FCC”) for a revolving credit facility (the “Revolving Credit Facility”) to fund working capital requirements.  The Revolving Credit Facility had an initial termination date of June 23, 2010.  As collateral for the Revolving Credit Facility, the Company granted FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  From time to time, Jack J. Walker, then one of the Company’s directors and now the Company’s Chairman and CEO, provided guarantees of up to a maximum of $1.5 million of the Company’s obligations under the Revolving Credit Facility.  Through the term of the Revolving Credit Facility, the Company, FCC and Mr. Walker, as guarantor, entered into various agreements to amend the terms of the Revolving Credit Facility.

On May 3, 2010, the Company, FCC, and Jack J. Walker, as guarantor, executed a Forbearance Agreement and Fifth Amendment (the “Fifth Amendment”) effective as of April 30, 2010.  Under the Fifth Amendment, FCC agreed to forbear from exercising its rights and remedies with regard to the Company’s non-compliance with financial covenants until May 21, 2010, if no other defaults occur.  The Fifth Amendment enabled the Company to borrow up to $600,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Revolving Credit Facility until the earlier of (i) the Company closing on a sale of subordinated secured convertible promissory notes, or (ii) the termination date of the forbearance period.  In addition, the Fifth Amendment set the maximum borrowing under the Revolving Credit Facility at $2,000,000 until such time as the Company closed on a sale of subordinated secured convertible promissory notes, at which time the maximum borrowing amount was required to be reduced to $1,000,000.  The Fifth Amendment provided for a continuation of the $500 per day forbearance fee set forth in the Fourth Amendment, with such fees related to both the Fourth Amendment and Fifth Amendment to be payable on the earlier of (i) May 21, 2010 or (ii) the date on which loans under the Revolving Credit Facility were repaid in full.

On May 24, 2010, the Company paid $673,600 to FCC to repay, in full, amounts due under the Revolving Credit Facility, and the Revolving Credit Facility was terminated.

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to Main Power in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from Main Power.  The Promissory Note has a final maturity of June 30, 2011, and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.  Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.  As of June 30, 2010, the outstanding balance under the Promissory Note totaled $1,500,481, including accrued interest.

Bridge Financing

On August 28 through September 1, 2009, the Company entered into bridge financing arrangements totaling $500,000 (the “Bridge Loans”) with six lenders who were directors or officers, or who had greater than a 10% beneficial ownership in the Company.  The Bridge Loans were unsecured, subordinated to loans made to the Company by FCC, and accrued interest at 15% per annum.  The Company issued 500,000 warrants to purchase common shares of the Company to the Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

On May 6, 2010, $430,466 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as further described below.  In addition, on May 6, 2010, $25,000 of the Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 24, 2010, an additional $43,594 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.  As of June 30, 2010, there was $53,719 in Bridge Loans outstanding, including accrued interest.

Between October 30 and November 9, 2009, the Company entered into additional bridge financing arrangements totaling $580,000 (the “Additional Bridge Loans”) with five lenders.  Directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company extended $400,000 of the Additional Bridge Loans.  The remaining $180,000 in Additional Bridge Loans was guaranteed by Jack J. Walker, then one of the Company’s directors and now the Company’s Chairman and CEO.  The Additional Bridge Loans were unsecured, subordinated to loans made to the Company by FCC, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the Additional Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

On May 6, 2010, $504,534 of the Additional Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.”   Of this amount, $379,534 was converted by directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company.  In addition, on May 6, 2010, $50,000 of the Additional Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 1, 2010, a payment of principal and interest totaling $74,390 was made against the Additional Bridge Loans.   As of June 30, 2010, there was $61,644 in Additional Bridge Loans outstanding, including accrued interest.

First Western Trust Credit Facilities

On May 21, 2010, the Company and First Western Trust Bank (“FWTB”) executed a business loan agreement and related promissory note (the “FWTB Line of Credit”).  The FWTB Line of Credit provides for loans by FWTB to the Company of up to a maximum of $2 million at any given time, subject to the Company maintaining an equivalent amount of cash on deposit in a restricted account at FWTB.  Loans under the FWTB Line of Credit bear interest at a fixed rate of 2.0% per annum.  In addition, the Company paid FWTB an origination fee of $2,500.  The terms and conditions of the FWTB Line of Credit include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Line of Credit, FWTB has the option to declare any loans outstanding immediately due and payable.  The FWTB Line of Credit has a maturity date of May 20, 2011.  As of June 30, 3010 there were no loans outstanding under the FWTB Line of Credit.

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman and CEO, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  In addition, Mr. Walker provided a guaranty of all Company obligations relating to the FWTB Term Loan.  The Company paid Mr. Walker $50,000 as compensation for guaranteeing the FWTB Term Loan.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum and the Company paid a $12,500 origination fee to FWTB.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of June 30, 2010, there was $981,523 outstanding under the FWTB Term Loan, including accrued interest.

Subordinated Secured Convertible Notes

Beginning in March 2010, the Company began a private offering of units comprising an aggregate of up to $8.4 million of 8% Senior Secured Convertible Notes and warrants to purchase 84,000,000 shares of the Company’s common stock (the “Warrants”).  The Company expects the private offering to remain open through September 30, 2010.  The Company intends to use the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Units (as defined below) and the Additional Units (as defined below) was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Units and Additional Units were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

The Subordinated Secured Convertible Notes bear interest at 8% per year, payable quarterly in cash, additional Subordinated Secured Convertible Notes, or in registered common stock of the Company, at the option of the Company, and mature on May 6, 2013.  The Subordinated Secured Convertible Notes can be converted into shares of the Company's common stock at any time, initially at a conversion price of $0.10 per share (the “Conversion Price”). The Subordinated Secured Convertible Notes will automatically convert into shares of the Company’s common stock in the event (i) there is an effective registration statement registering the resale under the Securities Act of 1933 (“Securities Act”) of the underlying stock (“Conversion Shares”) or the Conversion Shares are eligible to be resold without restriction or limitation under Rule 144 under the Securities Act, and (ii)  the closing bid price of the Company’s common stock as quoted on the OTC Bulletin Board or other principal trading market is at least $0.25 per share for 20 out of 30 consecutive trading days with an average daily trading volume of at least one million shares.  The Subordinated Secured Convertible Notes are secured by a subordinated lien on all assets of the Company.

Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

In accordance with applicable accounting guidance, the Company recorded a $6.8 million debt discount on the Subordinated Secured Convertible Notes because the combined value of the Warrants and the beneficial conversion feature (resulting because the market price of the Company’s shares on the date of issuance was greater than the Conversion Price of the Subordinated Secured Convertible Notes) exceeded the amount of Subordinated Secured Convertible Notes issued.  The amortization of the $6.8 million debt discount will be reported as additional interest expense and increases in long-term debt over the three-year term of the Subordinated Secured Convertible Notes.

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $224,932 for the quarter ended June 30, 2010.  In addition, during the quarter ended June 30, 2010, $25,000 of the Subordinated Secured Convertible Notes was converted into common stock.  The remaining unamortized debt discount of $24,018 related to the amount converted was charged to interest expense.  As of June 30, 2010, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $6,551,050.

The Company paid $507,119 in fees in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 6,800,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 6,800,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,412,000 in deferred financing cost on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the quarter ended June 30, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $62,458.

In conjunction with the private offering, the Company also provided investors with certain legal notices, as disclosed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

5.	Equity Compensation Plans

For the three months ended June 30, 2010, the Company granted 200,000 options to purchase the Company’s common stock at an exercise price of $0.14 per share under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the three months ended June 30, 2009, the Company granted zero options to purchase the Company’s common stock under the 2005 Plan.

During the three months ended June 30, 2010, there were 94,236 options that either were cancelled or expired and zero shares of common stock issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended June 30, 2009, there were 53,813 options to purchase common stock forfeited and 4,075 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of June 30, 2010, the Company had granted options for 489,350 shares of the Company’s common stock that are unvested that will result in $40,933 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of June 30, 2010 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	2,825,369	3.26	$0.15		2,336,019	3.04	$0.15
Over $0.50 to $2.50	-	-	$-		-	-	$-
Over $2.50 to $5.00	-	-	$-		-	-	$-
Over $5.00 to $5.50	423,857	.76	$5.00		423,857	.76	$5.00
Over $5.50	25,000	1.72	$5.90		25,000	1.72	$5.90
	3,274,226	2.92	$0.82	$49,161	2,784,876	2.68	$0.94	$43,455

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was June 30, 2010.

On July 28, 2010, the Company filed a definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 (the “Information Statement”).  Among other items, the Information Statement provided notice to shareholders that the holders of 54.6% of its outstanding voting stock had approved an amendment to the 2005 Plan to authorize the issuance of an additional 10,000,000 shares under the 2005 Plan.  This action will not become effective until at least 20 days after the initial mailing of the Information Statement to the Company’s stockholders, or August 25, 2010.

6.	Income Taxes

In September 2006, the FASB issued ASC 740 (prior authoritative guidance: FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes and SFAS No. 109, Accounting for Income Taxes). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted ASC 740 on April 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date, the Company had no unrecognized tax benefits, which would affect the Company’s effective tax rate. It is possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any such change to be material.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2010 and March 31, 2010, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

7.	Related Party Transactions

See Note 4.  Long Term Debt and Current Portion – Long Term Debt for disclosure of related party transactions.

8.	Stockholders’ Equity

As noted above in Note 4 “Long Term Debt and Current Portion – Long Term Debt”, on May 6, 2010, the Company closed on the private sale of Units comprising an aggregate of $4,200,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 42,000,000 Warrants.  The Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Units sold comprised $3,265,000 in cash and $935,000 from the conversion of existing obligations of the Company into the Subordinated Secured Convertible Notes.

As noted above in Note 4 “Long Term Debt and Current Portion – Long term Debt”, on June 24, 2010, the Company closed on the private sale of Additional Units comprising an aggregate of $2,600,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 26,000,000 Warrants.  The Additional Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  The Company also received a commitment to purchase an additional $200,000 face value of Subordinated Secured Convertible Notes under the same terms and conditions as the Additional Units.  Consideration for the Additional Units sold comprised $2,300,000 in cash and $300,000 from the conversion of existing obligations of the Company into the Subordinated Secured Convertible Notes.

Each Warrant issued as part of the Units or the Additional Units entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

The Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 6,800,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 6,800,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,412,000 in deferred financing cost on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the quarter ended June 30, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $62,458.

A summary of the Company’s warrant activity for the period from April 1, 2010 through June 30, 2010 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2010	6,273,390	$4.88	-
Granted	81,600,000	0.19
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2010	87,873,390	$0.53	$340,000

As of June 30, 2010, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Yrs)
6,800,000	$0.10	4.90
74,800,000	$0.20	4.90
1,320,000	$0.25	4.31
3,200	$0.66	0.21
325,000	$1.00	3.63
132,639	$2.00	1.07
16,000	$2.07	3.00
450,000	$5.00	0.21
505,796	$6.00	0.78
1,937,299	$6.25	0.66
50,000	$6.96	2.09
746,956	$7.50	1.70
720,000	$8.00	4.18
66,500	$8.25	4.18
87,873,390	$0.53	4.70

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2010, through June 30, 2010, is presented below:

		Weighted
		Average
	Warrants Outstanding	Exercise Price
Outstanding, April 1, 2010	4,164	$1,250
Granted	--	$--
Exercised	--	$--
Expired	--	$--
Outstanding, June 30, 2010	4,164	$1,250

The warrants granted expire five years from issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2010 and June 30, 2009. The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2010 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, and our ability to obtain financing necessary to fund our future operations. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2010.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in our other filings with the SEC.

Overview

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

During the fiscal year ended March 31, 2010 (“Fiscal 2010”), and continuing in the quarter ended June 30, 2010, we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer confidence and spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As of June 30, 2010, our products were offered in approximately 1,290 storefronts in North America, as compared to approximately 6,400 stores as of June 30, 2009.  Although we expect to further reduce the number of retailer storefronts carrying our products during the fiscal year ending March 31, 2011, we plan to maintain relationships with retailers, both traditional and non-traditional, that have historically proven to be good business partners for AeroGrow.  In this regard, we plan to continue selling through our largest retailer customers, including three customers that comprised approximately 59% of our retailer sales during Fiscal 2010.

In Fiscal 2010, we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity. To position our business for the future, we have increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 3.7 million catalogues mailed in Fiscal 2010, web sales, infomercials, and 60 and 120 second television commercials.  Our products are also sold through television home shopping channels and by online retailers.  In Fiscal 2010, approximately 57.5% of our total sales were to direct customers.

Results of Operations

Three Months Ended June 30, 2010 and June 30, 2009

Summary Overview
For the three months ended June 30, 2010, sales totaled $1,818,019, a 39.0% decrease from the same period in the prior year.  The decline in sales principally reflected a 77.9% reduction in sales to retailers, a result of our strategic decision to reduce our exposure to the retail channel because of its low margins and high capital requirements.  Our direct-to-consumer sales also declined, by 23.0% from the prior year, reflecting a 49.8% reduction in the amount of revenue-generating media spending during the period.  This reduction in media spending primarily reflected the cash constraints we experienced during the current year quarter.  Overall, the effectiveness of our media improved by 53.4%, however, as we generated $6.81 of direct-to-consumer revenue for every dollar of revenue-generating media spent in the 2010 period, as compared to $4.44 of direct-to-consumer revenue per media dollar in 2009.  In addition, our sales were adversely impacted during the 2010 period by inventory stock-outs resulting from our inability to purchase inventory because of cash constraints.  The decline in overall revenue was reflected in lower sales of AeroGardens, which declined by 30.0% from the prior year.  Recurring revenue from seed kit and accessories also declined, by 49.2%, and represented 39.0% percent of total revenue for the three months ended June 30, 2010, down from 46.8% in the prior year period.

Gross margin for the three months ended June 30, 2010 was 27.3%, as compared to 37.2% for the year earlier period.  The decrease reflected a variety of factors, including a shift in our pricing strategy to an everyday low pricing policy in response to research indicating that unit volumes, sales and profit contribution could be increased through lower price points.  In addition, the adverse impact on our operations from cash constraints experienced during the quarter, fixed manufacturing and distribution facility costs on a lower revenue base, and a higher mix of lower margin AeroGarden sales relative to the prior year had adverse impacts on gross margin.  Operating expenses other than cost of revenue decreased $983,027, or 36.0%, from the prior year reflecting cost saving initiatives, reductions in media spending, and staffing reductions.

Our loss from operations totaled $1,253,859 for the three months ended June 30, 2010, as compared to a loss of $1,623,314 in the prior year period.  The decreased loss reflected the significant decrease in operating expenses other than cost of revenue, partially offset by the impact of the lower sales and gross margin.

Other income and expense for the three months ended June 30, 2010 totaled to a net other expense of $475,190, as compared to net other income of $561,582 in the prior year period.  The net other expense in the current year period included $311,408 in non-cash expense related to the combined effect of the amortization of (i) $1,919,119 in related financing costs (the majority of which was made up of the value of warrants granted to the placement agent), and (ii) a $6,800,000 bond discount on our convertible notes issued during the quarter.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the three-year life of the notes, as are the related financing costs.  The prior year net other income amount included $807,310 in gains related to accounts payable balance reduction agreements negotiated with certain vendors.

The year-over-year increase in other expense more than offset the reduction in the operating loss, and, as a result, the net loss for the three months ended June 30, 2010 increased to $1,729,049 from a net loss of $1,061,732 in the same period a year earlier.

The following table sets forth, as a percentage of sales, our financial results for the three months ended June 30, 2010 and the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	2009
Revenue
Product sales – retail, net	10.5%	29.1%
Product sales – direct to consumer, net	85.1%	67.5%
Product sales – international	4.4%	3.4%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	72.8%	62.8%
Research and development	2.0%	4.0%
Sales and marketing	44.9%	38.9%
General and administrative	49.3%	48.8%
Total operating expenses	169.0%	154.5%
Profit/(loss) from operations	-69.0%	-54.5%

Revenue
For the three months ended June 30, 2010, revenue totaled $1,818,019 a year-over-year decrease of 39.0% or $1,161,674 from the three months ended June 30, 2009.

	Three Months Ended June 30,
Product Revenue	2010	2009
Retail, net	$191,578	$868,263
Direct to consumer, net	1,546,935	2,010,243
International	79,506	101,187
Total	$1,818,019	$2,979,693

Sales to retailer customers for the three months ended June 30, 2010 totaled $191,578, down $676,685 or 77.9%, from the same period a year earlier.  The decline principally reflected our strategic decision to reduce our exposure to the retail channel because of the low margins and high capital requirements associated with sales into this channel.  As a result of this decision we discontinued our relationships with a number of retailers that had previously carried our products.  As of June 30, 2010, our products were carried in approximately 1,290 traditional “brick and mortar” storefronts in the United States and Canada, as compared to approximately 6,400 as of June 30, 2009.  Because of the impact of non-“brick and mortar” retailers, including online retailers and television shopping channels which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

Direct-to-consumer sales for the three months ended June 30, 2010 totaled $1,546,935, down $463,308 or 23.0%, from the prior year period.  The decrease reflected a combination of factors, including a 49.8% year-over-year reduction in the amount of revenue-generating media spent during the period because of cash constraints experienced during the quarter.  Cash constraints also impacted our ability to purchase inventory, resulting in stock-outs that we believe had a significant impact on revenue during the current year period.  Overall, there was a 53.4% increase in media effectiveness as sales per dollar of advertising expense totaled $6.81 in the quarter ended June 30, 2010, as compared to $4.44 per dollar of advertising expense in the prior year period.

International sales for the three months ended June 30, 2010 totaled $79,506, down $21,681 from the same period in the prior fiscal year.  Inventory levels at our international distributors remained sufficient to meet local demand for our products, limiting re-orders from these customers in the 2010 period.

Our products consist of AeroGardens and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2010 and June 30, 2009 is as follows:

	Three Months Ended June 30,
	2010	2009
Product Revenue
AeroGardens	$1,108,992	$1,584,308
Seed kits and accessories	709,027	1,395,385
Total	$1,818,019	$2,979,693
% of Total Revenue
AeroGardens	61.0%	53.2%
Seed kits and accessories	39.0%	46.8%
Total	100.0%	100.0%

AeroGarden sales declined $475,316 or 30.0%, from the year earlier period, reflecting the overall decline in aggregate sales in each of our distribution channels.  Sales of seed kits and accessories, which represent a recurring revenue stream that is generated by the 964,984 AeroGardens sold to-date, declined $686,358, or 49.2%.  Seed kit and accessory revenue was down more than AeroGarden revenue during the quarter because the decline in media spending had a disproportionate effect on these products, which tend to be a greater part of our sales during the late spring and summer months.  In addition, our strategic decision to de-emphasize the retail channel had an adverse impact on the year-over-year comparison of seed kit and accessory sales.  Also, the decline in AeroGarden revenue during Fiscal 2010 resulted in fewer new gardens being put into operation, which is now having a corresponding effect on the recurring revenue side of our business.  For the three months ended June 30, 2010, sales of seed kits and accessories represented 39.0% of total revenue, as compared to 46.8% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2010 totaled $1,321,703, a decrease of 29.3% from the three months ended June 30, 2009.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  The dollar amount of cost of revenue decreased primarily because of the decline in revenue discussed above.  As a percent of total revenue, these costs represented 72.7% of revenue as compared to 62.8% for the quarter ended June 30, 2009.  The increase in costs as a percent of revenue reflects actions we took to lower price points on our product line in response to market research showing that our unit volumes were being constrained because of price points that were too high.  During the quarter ended June 30, 2010 we had insufficient inventory to fully take advantage of the potential volume lift afforded by the lower prices.  In addition, there were a number of changes in channel, customer, and product mix, particularly a decrease in the percentage mix represented by higher margin seed kit and accessory sales that resulted in cost of revenue increasing as a percent of net revenue.  Finally, the increase reflects significant inefficiencies in our operations caused by the cash constraints we faced during the current year period, as well as the impact of fixed facility costs at our Indianapolis manufacturing and distribution facility on a lower revenue base.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product; in retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within their territory.  As a result, international sales have lower margins than domestic retail sales.  The gross margin for the quarter ended June 30, 2010 was 27.3% as compared to 37.2% for the quarter ended June 30, 2009.

Sales and Marketing
Sales and marketing costs for the three months ended June 30, 2010 totaled $816,977, as compared to $1,159,796 for the three months ended June 30, 2009, a decrease of 29.6% or $342,819.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consist of the following:

	Three Months Ended June 30,
	2010	2009
Advertising	$227,065	$452,582
Personnel	385,284	613,108
Sales commissions	5,408	50,573
Trade Shows	-	(6,590)
Other	199,220	50,123
	$816,977	$1,159,796

Advertising expense is principally comprised of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products for all our channels of distribution, in addition to generating direct-to-consumer sales.  Advertising expense totaled $227,065 for the quarter ended June 30, 2010, a year-over-year decrease of 49.8%, or $225,517, principally reflecting a 53.0% reduction in the number of catalogs mailed.  The lower number of catalogs mailed during the quarter resulted from cash constraints experienced during the quarter.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2010, personnel costs for sales and marketing were $385,284, down from $613,108 for the three months ended June 30, 2009, a decrease of 37.2%.  The decrease principally reflects staff reductions undertaken throughout the prior fiscal year.

Sales commissions, ranging from 2.5% to 7% of net cash collections from our retailer customers, are paid to sales representative organizations that assist us in developing and maintaining our relationships with retailers.  These commissions totaled $5,408 during the quarter ended June 30, 2010, down 89.3% from the prior year.  The year-over-year decline in sales commissions resulted from the combined effects of the decline in sales to retailers during the quarter ended June 30, 2010, as discussed above, and the termination of our agreements with the majority of our sales representative organizations, reflecting our strategic decision to de-emphasize the retail channel.

Other marketing expense increased year-over-year because of higher payments to third party vendors, which was partially offset by lower inventory storage fees during the three months ended June 30, 2010 for use of third party warehouses.

General and Administrative
General and administrative costs for the three months ended June 30, 2010 totaled $896,184, as compared to $1,454,208 for the three months ended June 30, 2009, a decrease of 38.4%, or $558,024.  The decrease reflected a $318,803 reduction in personnel costs, resulting from a year-over-year decline in management headcount and from additional expenses incurred in 2009 that were attributable to modifications to certain outstanding option grants.  Also, there were reductions across a variety of expense categories, including legal costs which declined $81,442 reflecting a comparison to the prior year that included costs related to our issuance of preferred stock.

Research and Development
Research and development costs for the quarter ended June 30, 2010 totaled $37,014, a decrease of 68.9% from the quarter ended June 30, 2009.  The lower cost principally reflected lower headcount costs related to staffing reductions and a reduction in new product development activities.

Operating Loss
Our loss from operations for the three months ended June 30, 2010 was $1,253,859, as compared to a loss of $1,623,314 for the three months ended June 30, 2009.  The lower loss resulted from reductions in non-cost of sales operating expenses, partially offset by the impact of lower revenue and gross margin.

Other Income and Expense
Other income and expense for the quarter ended June 30, 2010 totaled to a net other expense of $475,190, as compared to net other income of $561,582 in the prior year period.  The net other expense in the current year period included $311,408 in non-cash expense related to: (i) the amortization of deferred financing costs on our convertible notes, and (ii) the amortization of a calculated bond discount on our convertible notes issued during the quarter.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount will be amortized to expense over the three-year life of the notes, as will the related financing costs.  The prior year net other income amount included $807,310 in gains related to accounts payable balance reduction agreements negotiated with certain vendors.

Net Loss
For the three months ended June 30, 2010 the net loss totaled $1,729,049 as compared to a net loss of $1,061,732 for the three months ended June 30, 2009.  The year-over-year increase in the net loss reflects the reduced operating loss, which was more than offset by the impact of the non-cash interest expense and the comparison to the prior year that included $807,310 in gains on negotiated reductions in accounts payable balances.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in assets and liabilities, the net cash used by operating activities totaled $1,955,190 for the three months ended June 30, 2010 as compared to $19,340 net cash gain from operating activities in the prior year.

Non-cash items, comprising depreciation, amortization, bad debt allowances, issuances of common stock and options, change in allowances for bad debt, and interest expense from warrants issued with convertible debentures, totaled to a net cash gain of $596,877 for the three months ended June 30, 2010.

Changes in current assets contributed cash of $606,249 during the three months ended June 30, 2010, principally from the collection of accounts receivable and reductions in inventory.  As of June 30, 2010, the inventory balance was $3,178,636, representing approximately 103 days of sales activity, and 216 days of sales activity, at the average daily rate of product cost expensed during the 12 months and three months ended June 30, 2010, respectively.  Net accounts receivable totaled $204,118 as of June 30, 2010, representing approximately 12 days of net retail sales activity, and 96 days of net retail sales activity, at the average daily rate of sales recognized during the 12 months and three months ended June 30, 2010, respectively.

Current operating liabilities decreased $1,481,282 during the three months ended June 30, 2010.  The reduction included the impact of approximately $1,149,576 in accounts payable and accrued liabilities.  Accounts payable as of June 30, 2010 totaled $2,381,586, representing approximately 40 days of daily expense activity, and 70 days of daily expense activity, at the average daily rate of expenses incurred during the 12 months and three months ended June 30, 2010, respectively.

Financing activity, including the issuance of convertible debt, the impact of the conversions of various short-term obligations to convertible debt, as well as the net reduction in other debt obligations, provided net cash of $3,808,193 during the quarter ended June 30, 2010, as compared to $2,660,238 in the prior year.

As of June 30, 2010, we had a cash balance of $2,504,491, of which $444,803 was restricted as collateral for letters of credit and other corporate obligations.  This compares to a cash balance of $693,444 as of March 31, 2010, of which $443,862 was restricted.

We use, or have used, a variety of debt funding sources to meet our liquidity requirements:

First National Loan

On May 19, 2008, the Company and Jack J. Walker, then one of the Company’s directors and now the Company’s Chairman and CEO, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank for a loan to the Company in a principal amount of up to $1,000,000 (the “FNB Loan”).  The FNB Loan had an initial maturity date of May 19, 2009, which was extended by various agreements between the Company and FNB.

Principal payments totaling $408,439 were made by Mr. Walker against the FNB Loan during the loan term.  The first $150,000 of payments made by Mr. Walker was recorded by the Company as an offset to a $150,000 receivable due from Mr. Walker.  The remaining $258,439was recorded by the Company as promissory notes due to Mr. Walker, which carried an interest rate of 20% per annum.  On May 7, 2010, the Company paid $50,000 in principal and $4,603 in interest to Mr. Walker.  On June 24, 2010, Mr. Walker converted $206,406 of principal and accrued interest on the promissory notes into three year convertible promissory notes (the “Subordinated Secured Convertible Notes”) issued by the Company, as further described below under the caption “Subordinated Secured Convertible Notes.”  On June 28, 2010, the Company paid $17,109 in remaining principal and interest to Mr. Walker.

On May 24, 2010, the Company paid the remaining balance on the FNB Loan of $511,647, including accrued interest, and the FNB Loan was terminated.

Revolving Credit Facility

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC d/b/a First Capital (“FCC”) for a revolving credit facility (the “Revolving Credit Facility”) to fund working capital requirements.  The Revolving Credit Facility had an initial termination date of June 23, 2010.  As collateral for the Revolving Credit Facility, the Company granted FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  From time to time, Jack J. Walker, then one of the Company’s directors and now the Company’s Chairman and CEO, provided guarantees of up to a maximum of $1.5 million of the Company’s obligations under the Revolving Credit Facility.  Through the term of the Revolving Credit Facility, the Company, FCC and Mr. Walker, as guarantor, entered into various agreements to amend the terms of the Revolving Credit Facility.

On May 3, 2010, the Company, FCC, and Jack J. Walker, as guarantor, executed a Forbearance Agreement and Fifth Amendment (the “Fifth Amendment”) effective as of April 30, 2010.  Under the Fifth Amendment, FCC agreed to forbear from exercising its rights and remedies with regard to the Company’s non-compliance with financial covenants until May 21, 2010, if no other defaults occur.  The Fifth Amendment enabled the Company to borrow up to $600,000 more than would otherwise be permitted by the applicable borrowing base calculation under the Revolving Credit Facility until the earlier of (i) the Company closing on a sale of subordinated secured convertible promissory notes, or (ii) the termination date of the forbearance period.  In addition, the Fifth Amendment set the maximum borrowing under the Revolving Credit Facility at $2,000,000 until such time as the Company closed on a sale of subordinated secured convertible promissory notes, at which time the maximum borrowing amount was required to be reduced to $1,000,000.  The Fifth Amendment provided for a continuation of the $500 per day forbearance fee set forth in the Fourth Amendment, with such fees related to both the Fourth Amendment and Fifth Amendment to be payable on the earlier of (i) May 21, 2010 or (ii) the date on which loans under the Revolving Credit Facility were repaid in full.

On May 24, 2010, the Company paid $673,600 to FCC to repay, in full, amounts due under the Revolving Credit Facility, and the Revolving Credit Facility was terminated.

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to Main Power in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from Main Power.  The Promissory Note has a final maturity of June 30, 2011, and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.  Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.  As of June 30, 2010, the outstanding balance under the Promissory Note totaled $1,500,481, including accrued interest.

Bridge Financing

On August 28 through September 1, 2009, the Company entered into bridge financing arrangements totaling $500,000 (the “Bridge Loans”) with six lenders who were directors or officers, or who had greater than a 10% beneficial ownership in the Company.  The Bridge Loans were unsecured, subordinated to loans made to the Company by FCC, and accrued interest at 15% per annum.  The Company issued 500,000 warrants to purchase common shares of the Company to the Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

On May 6, 2010, $430,466 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as further described below.  In addition, on May 6, 2010, $25,000 of the Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 24, 2010, an additional $43,594 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.  As of June 30, 2010, there was $53,719 in Bridge Loans outstanding, including accrued interest.

Between October 30 and November 9, 2009, the Company entered into additional bridge financing arrangements totaling $580,000 (the “Additional Bridge Loans”) with five lenders.  Directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company extended $400,000 of the Additional Bridge Loans.  The remaining $180,000 in Additional Bridge Loans was guaranteed by Jack J. Walker, then one of the Company’s directors and now the Company’s Chairman and CEO.  The Additional Bridge Loans were unsecured, subordinated to loans made to the Company by FCC, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the Additional Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

On May 6, 2010, $504,534 of the Additional Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.”   Of this amount, $379,534 was converted by directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company.  In addition, on May 6, 2010, $50,000 of the Additional Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 1, 2010, a payment of principal and interest totaling $74,390 was made against the Additional Bridge Loans.   As of June 30, 2010, there was $61,644 in Additional Bridge Loans outstanding, including accrued interest.

First Western Trust Credit Facilities

On May 21, 2010, the Company and First Western Trust Bank (“FWTB”) executed a business loan agreement and related promissory note (the “FWTB Line of Credit”).  The FWTB Line of Credit provides for loans by FWTB to the Company of up to a maximum of $2 million at any given time, subject to the Company maintaining an equivalent amount of cash on deposit in a restricted account at FWTB.  Loans under the FWTB Line of Credit bear interest at a fixed rate of 2.0% per annum.  In addition, the Company paid FWTB an origination fee of $2,500.  The terms and conditions of the FWTB Line of Credit include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Line of Credit, FWTB has the option to declare any loans outstanding immediately due and payable.  The FWTB Line of Credit has a maturity date of May 20, 2011.  As of June 30, 3010 there were no loans outstanding under the FWTB Line of Credit.

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman and CEO, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  In addition, Mr. Walker provided a guaranty of all Company obligations relating to the FWTB Term Loan.  The Company paid Mr. Walker $50,000 as compensation for guaranteeing the FWTB Term Loan.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum and the Company paid a $12,500 origination fee to FWTB.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of June 30, 2010, there was $981,523 outstanding under the FWTB Term Loan, including accrued interest.

Subordinated Secured Convertible Notes

Beginning in March 2010, the Company began a private offering of units comprising an aggregate of up to $8.4 million of 8% Senior Secured Convertible Notes and warrants to purchase 84,000,000 shares of the Company’s common stock (the “Warrants”).  The Company expects the private offering to remain open through September 30, 2010.  The Company intends to use the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Units (as defined below) and the Additional Units (as defined below) was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Units and Additional Units were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

The Subordinated Secured Convertible Notes bear interest at 8% per year, payable quarterly in cash, additional Subordinated Secured Convertible Notes, or in registered common stock of the Company, at the option of the Company, and mature on May 6, 2013.  The Subordinated Secured Convertible Notes can be converted into shares of the Company's common stock at any time, initially at a conversion price of $0.10 per share (the “Conversion Price”). The Subordinated Secured Convertible Notes will automatically convert into shares of the Company’s common stock in the event (i) there is an effective registration statement registering the resale under the Securities Act of 1933 (“Securities Act”) of the underlying stock (“Conversion Shares”) or the Conversion Shares are eligible to be resold without restriction or limitation under Rule 144 under the Securities Act, and (ii)  the closing bid price of the Company’s common stock as quoted on the OTC Bulletin Board or other principal trading market is at least $0.25 per share for 20 out of 30 consecutive trading days with an average daily trading volume of at least one million shares.  The Subordinated Secured Convertible Notes are secured by a subordinated lien on all assets of the Company.

Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

In accordance with applicable accounting guidance, the Company recorded a $6.8 million debt discount on the Subordinated Secured Convertible Notes because the combined value of the Warrants and the beneficial conversion feature (resulting because the market price of the Company’s shares on the date of issuance was greater than the Conversion Price of the Subordinated Secured Convertible Notes) exceeded the amount of Subordinated Secured Convertible Notes issued.  The amortization of the $6.8 million debt discount will be reported as additional interest expense and increases in long-term debt over the three-year term of the Subordinated Secured Convertible Notes.

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $224,932 for the quarter ended June 30, 2010.  In addition, during the quarter ended June 30, 2010, $25,000 of the Subordinated Secured Convertible Notes was converted into common stock.  The remaining unamortized debt discount of $24,018 related to the amount converted was charged to interest expense.  As of June 30, 2010, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $6,551,050.

The Company paid $507,119 in fees in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 6,800,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 6,800,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,412,000 in deferred financing cost on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the quarter ended June 30, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $62,458.

In conjunction with the private offering, the Company also provided investors with certain legal notices, as disclosed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash Requirements

The Company generally requires cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay for debt obligations as they come due.

We expect to fund these and other cash requirements with cash provided by operations, debt facilities, and with existing cash.  We are seeking to put in place a new line of credit to help support our seasonal working capital requirements, and we may raise new long-term capital in the form of Subordinated Secured Convertible Notes, depending on market conditions.  At this time, based on a variety of assumptions including, but not limited to, our anticipated operating cash flow, the level of customer and consumer demand, our access to funding, the impact of cost reduction programs, and the state of the general economic environment in which we operate, we believe our internal and external sources of funding will be sufficient to support our operations for the next twelve months.

We cannot predict with certainty the cash requirements for our operations as market conditions, competitive pressures, regulatory requirements, credit and capital markets, and customer requirements can change rapidly. If the assumptions regarding these and other factors do not prove to be accurate in all material respects, there could be a material adverse impact on our operations and liquidity position, and on our ability to support the operating requirements of our business.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding our business plan, projected operating cash flow, anticipated capital expenditures, and availability under our various existing credit facilities.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $2,504,491 ($444,803 of which was restricted as collateral for letters of credit and other corporate obligations) as of June 30, 2010,
•	our cash of $1,584,573 ($87,874 of which is restricted as collateral for letters of credit and other corporate obligations) as of August 10, 2010,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•	our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of our direct-to-consumer initiatives.

Based on these assumptions, we believe that we have sufficient liquidity to support our operations over the next twelve months.

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer-focused marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customers,
•	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
•	uncertainty regarding the capital markets and on our access to sufficient capital to support our current and projected scale of operations,
•	the seasonality of our business, in which we have historically experienced higher sales volume during the fall and winter months (September through March), and
•	a timely, uninterrupted supply of product from our third-party manufacturing suppliers in China.

During Fiscal 2010, we took a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  We issued approximately $6.7 million of convertible preferred stock to re-capitalize the Company, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  Furthermore, in the first quarter of Fiscal 2011, we issued $6,800,000 in Subordinated Secured Convertible Notes (as described above).  Although we cannot assure with certainty that these efforts to address our liquidity issues will be successful, we believe, based on the assumptions and factors noted above, and subject to the contingencies noted above, that we have sufficient liquidity to support our operations through the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and short-term investments, and the value of those investments. Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income. Our debt carries fixed interest rates and therefore changes in the general level of market interest rates will not impact our interest expense during the terms of our existing debt arrangements.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Beginning in March 2010, the Company began a private offering of units comprising an aggregate of up to $8.4 million of 8% Senior Secured Convertible Notes and warrants to purchase 84,000,000 shares of the Company’s common stock (the “Warrants”).  The Company expects the private offering to remain open through September 30, 2010.  The Company intends to use the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Units (as defined below) and the Additional Units (as defined below) was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Units and Additional Units were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 6,800,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 6,800,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term and contain a cashless exercise provision.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006).
3.7*	Certificate of Amendment to Articles of Incorporation, certified May 3, 2010
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008).
3.9	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Form 10-K for the fiscal year ended March 31, 2009, filed on July 6, 2009).
3.10
Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009).

3.11*	Certificate of Amendment to Series A Convertible Preferred Stock Certificate of Designations, certified June 21, 2010
10.1*	Forbearance Agreement and Fifth Amendment to the Loan and Security Agreement between the Company, FCC, LLC d/b/a First Capital, and Jack J. Walker, as Guarantor, effective as of April 29, 2010.
10.2*	Form of 8% Subordinated Secured Convertible Promissory Note.
10.3*	Form of Warrant to Purchase Common Stock, issued with the 8% Subordinated Secured Convertible Promissory Notes.
10.4*	Form of Collateral Agent between the Company, holders of the 8% Subordinated Secured Convertible Promissory Notes, and the Placement Agent for the 8% Subordinated Secured Convertible Promissory Notes.
10.5*	Security Agreement between the Company and the Collateral Agent for the 8% Subordinated Secured Convertible Promissory Notes.
10.6*	Business Loan Agreement and Promissory Note between the Company and First Western Trust Bank, dated May 21, 2010.
10.7*	Business Loan Agreement and Promissory Note between the Company, Jack J. Walker (as guarantor) and First Western Trust Bank, dated May 21, 2010.
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: August 12, 2010	/s/Jack J. Walker
By: Jack J. Walker
Its: Chairman and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 12, 2010	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: : August 12, 2010	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)