Form 10-Q
period 2010-09-30
AeroGrow International, Inc.
filed 2010-11-10
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of November 8, 2010:  12,650,605

AeroGrow International, Inc.

FORM 10-Q REPORT
September 30, 2010

Item 1. Condensed Financial Statements
 AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2010	March 31, 2010
ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$629,178	$249,582
Restricted cash	87,904	443,862
Accounts receivable, net of allowance for doubtful accounts of $85,416 and $87,207 at September 30, 2010 and March 31, 2010, respectively	360,411	478,113
Other receivables	104,108	259,831
Inventory	4,245,458	3,493,732
Prepaid expenses and other	552,994	338,095
Total current assets	$5,980,053	$5,263,215
Property and equipment, net of accumulated depreciation of $2,875,420 and $2,486,377 at September 30, 2010 and March 31, 2010, respectively	672,731	1,002,530
Other assets
Intangible assets, net of $16,468 and $6,854 of accumulated amortization at September 30, 2010 and March 31, 2010, respectively	270,053	275,599
Deposits	217,840	240,145
Deferred debt issuance costs, net of accumulated amortization of $244,316 and $486,791 at September 30, 2010 and March 31, 2010, respectively	1,867,280	62,291
Total other assets	$2,355,173	$578,035
Total Assets	$9,007,957	$6,843,780

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current portion – long term debt – related party	$143,743	$911,275
Current portion – long term debt	1,914,636	3,053,984
Accounts payable	1,974,605	3,354,703
Accrued expenses	2,006,646	1,449,977
Customer deposits	13,223	339,041
Deferred rent	32,519	40,773
Total current liabilities	$6,085,372	$9,149,753
Long term debt	1,407,070	1,020,957
Long term debt – related party	136,926	-
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized and 7,586 shares issued and outstanding at September 30, 2010 and March 31, 2010	8	8
Common stock, $.001 par value, 500,000,000 shares authorized, 12,650,605 and 12,398,249 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	12,650	12,398
Additional paid-in capital	61,497,338	52,933,467
Accumulated (deficit)	(60,131,407)	(56,272,803)
Total Stockholders' Equity (Deficit)	$1,378,589	$(3,326,930)
Total Liabilities and Stockholders' Equity (Deficit)	$9,007,957	$6,843,780

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2010	2009	2010	2009
Revenue
Product sales	$1,379,617	$3,285,949	$3,197,636	$6,265,642

Operating expenses
Cost of revenue	1,038,812	2,270,556	2,360,515	4,140,361
Research and development	52,745	173,354	89,760	292,552
Sales and marketing	593,309	1,248,102	1,410,287	2,407,898
General and administrative	812,300	1,299,598	1,708,483	2,753,806
Total operating expenses	$2,497,166	$4,991,610	$5,569,045	$9,594,617

Profit (loss) from operations	(1,117,549)	(1,705,661)	(2,371,409)	(3,328,975)

Other (income) expense, net
Interest (income)	(1,900)	(61)	(8,530)	(141)
Interest expense	933,400	239,940	1,451,500	485,990
Interest expense – related party	94,490	-	155,749	-
Other (income)	(13,986)	(180,286)	(111,525)	(987,838)
Total other (income) expense, net	1,012,004	59,593	1,487,194	(501,989)

Net income (loss)	$(2,129,553)	$(1,765,254)	$(3,858,603)	$(2,826,986)

Net income (loss) per share, basic	$(0.17)	$(0.14)	$(0.31)	$(0.22)

Net income (loss) per share, diluted	$(0.17)	$(0.14)	$(0.31)	$(0.22)

Weighted average number of common shares outstanding used to calculated basic net income (loss) per share	12,566,486	12,422,249	12,566,486	12,729,125

Effect of dilutive securities:
Equity based compensation	-	-	-	-
Weighted average number of common shares outstanding used to calculated diluted net income per share	12,566,486	12,422,249	12,566,486	12,729,125

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss)	$(3,858,603)	$(2,826,986)
Adjustments to reconcile net (loss) to cash (used) by operations:
Issuance of common stock and options under equity compensation plans	39,887	338,919
Issuance of common stock not under equity compensation plans	24, 983	--
Issuance of warrants related to debt	--	15,000
Depreciation and amortization expense	398,656	435,987
Allowance for bad debt	(1,781)	(787,347)
Amortization of debt issuance costs	306,254	101,236
Gain on forgiveness of accounts payable	--	(807,310)
Amortization of convertible debentures, beneficial conversion feature	362,633	--
Amortization of convertible debentures, beneficial conversion feature - related party	51,399	--
Interest expense from warrants issued with convertible debentures	343,570	--
Interest expense from warrants issued with convertible debentures – related party	49,527	--
Change in assets and liabilities:
Decrease in accounts receivable	119,482	621,218
Decrease in other receivable	155,723	292,598
(Increase) decrease in inventory	(751,726)	596,319
(Increase) decrease in other current assets	(214,899)	59,098
(Increase) decrease in deposits	22,306	(80,000)
(Decrease) in accounts payable	(1,330,096)	(650,025)
Increase (decrease) in accrued expenses	556,669	(843,754)
Increase in accrued interest	155,958	19,589
Increase (decrease) in accrued interest-related party	15,754	(30,652)
Increase (decrease) in customer deposits	(325,818)	213,141
(Decrease) in deferred rent	(8,254)	(8,255)
Net cash (used) by operating activities	$(3,888,376)	$(3,341,224)
Cash flows from investing activities:
(Increase) decrease in restricted cash	355,958	(110)
Purchases of equipment	(59,243)	(2,607)
Patent expenses	(4,069)	(27,030)
Net cash provided (used) by investing activities	$292,646	$(29,747)
Cash flows from financing activities:
(Increase) in prepaid debt issuance costs	(593,626)	(62,500)
Proceeds from long term debt borrowings	2,060,425	5,623,317
Proceeds from long term debt borrowings-related party	--	225,000
Repayments of long term debt borrowings	(2,123,950)	(6,435,093)
Repayments of long term debt borrowings-related party	(1,127,989)	--
Proceeds from the issuance of convertible debt	5,485,000	--
Proceeds from the issuance of convertible debt-related party	300,000	--
Proceeds from the exercise of stock options	252	20
Proceeds from the issuance of preferred stock	--	3,801,000
Principal payments on capital leases	(24,786)	(66,580)
Net cash provided by financing activities	$3,975,326	$3,085,164
Net increase (decrease) in cash	379,596	(285,807)
Cash, beginning of period	249,582	332,698
Cash, end of period	$629,178	$46,891

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Six Months Ended September 30,
	2010	2009
Interest paid	$137,303	$293,765
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party debt to equity	$-	$1,200,000
Conversion of accounts payable to equity	$-	$1,043,000
Increase of notes receivable for equity	$-	$139,000
Increase of notes receivable, related party for equity	$-	$762,000
Decrease of notes receivable, related party for equity as debt payment	$-	$50,000
Modification of accrued expenses to equity	$-	$89,000
Modification of accounts payable to long term debt	$-	$1,386,040
Modification of debt to convertible debt	$475,000	$-
Modification of related party debt to related party convertible debt	$656,406	$-
Modification of accrued interest to convertible debt	$33,757	$-
Modification of related party accrued interest to related party convertible debt	$19,847	$-
Modification of accounts payable to convertible debt	$50,000	$-
Conversion of convertible note to common stock	$25,236	$-
Warrants issued to placement agent as a cost of debt issuance	$1,518,600	$-

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

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

During the fiscal year ended March 31, 2010 (“Fiscal 2010”), and continuing through September 30, 2010, we have scaled back our operations as a result of the general economic downturn and the resulting decline in consumer confidence and spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As of September 30, 2010, our products were offered in approximately 850 storefronts in North America, as compared to approximately 3,600 stores as of September 30, 2009.  Although we expect to further reduce the number of retailer storefronts carrying our products during the fiscal year ending March 31, 2011, we plan to maintain relationships with retailers, both traditional and non-traditional, that have historically proven to be good business partners for AeroGrow.  In this regard, we plan to continue selling through our largest retailer customers, including three customers that comprised approximately 59% of our retailer sales during Fiscal 2010.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2010, the results of operations for the three and six months ended September 30, 2010 and 2009, and the cash flows for the six months ended September 30, 2010 and 2009. The results of operations for the three and six months ended September 30, 2010, are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2010, is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the six months ended September 30, 2010 of $3,858,603.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

During Fiscal 2010 we began the process of re-capitalizing the Company by issuing approximately $6.7 million in convertible preferred shares.  In addition, we negotiated deferred payment arrangements with certain vendors, negotiated reduced balances with certain vendors, and reduced the amount of our interest-bearing debt and our accounts payable obligations.  Nonetheless, we continued to face cash and liquidity constraints during Fiscal 2010 that were, at times, severe, and that had a material impact on our ability to operate our business.  In May, June and September 2010, we issued an aggregate of $7.02 million in convertible secured subordinated debt to supplement our internal cash sources and to address our liquidity constraints.

Because of the seasonality of our business and our working capital requirements, our liquidity position is at its low point during the summer and fall months.  To address the seasonality of our liquidity requirements for the current fiscal year, we recently closed on $1.5 million in 9-month convertible notes secured by a portion of our prospective credit card receipts.  With these facilities in place, we believe we have sufficient liquidity to support our operations through the balance of our current fiscal year.  Subsequent to that time period, in order to continue to meet our liquidity requirements we will need to secure additional capital, either in the form of seasonal working capital borrowings, or longer-term debt or equity capital, or reduce our scale of operations.  There can be no assurance that the Company will have access to sufficient capital, from our existing financing sources or from other sources, to enable us to meet our short-term cash requirements.  In the event the Company takes actions to reduce its scale of operations, there can be no assurance that such actions will be sufficient, or on a timely basis, to allow the Company to meet its liquidity requirements.

The Company’s liquidity projections are predicated on a variety of assumptions including, but not limited to:  the timing and seasonality of working capital needs, revenue and expenses, cash flow from operations, access to sufficient funding, the levels of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which the Company operates.  In the event these assumptions prove to be inaccurate, there could be material adverse changes to the Company’s liquidity position, and there can be no assurance given that the Company would be able to successfully support its operations in such circumstances.

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

Concentrations of Risk
ASC 825-10-50-20 (prior authoritative guidance: SFAS No.105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution exceeded the $250,000 federally insured limit as of September 30, 2010.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
The Company maintains a credit insurance policy on many of its trade accounts receivables. For the three months ended September 30, 2010, the Company had one customer, Canadian Tire Corporation, who represented 16.3% of the Company’s net product sales.  For the three months ended September 30, 2009, the Company had two customers who represented 26.2% and 12.3% of the Company’s net product sales.  For the six months ended September 30, 2010, the Company had one customer, Canadian Tire Corporation, who represented 8.4% of net product sales.  For the six months ended September 30, 2009, the Company had two customers who represented 13.3% and 10.8% of net product sales.

Suppliers:
For the three months ended September 30, 2010, the Company purchased inventories and other inventory-related items from three suppliers totaling $237,067, $174,834, and $131,411, representing 22.8%, 16.8% and 12.7% of cost of sales, respectively.  For the three months ended September 30, 2009, the Company purchased inventories and other inventory-related items from three suppliers totaling $1,037,865, $303,764, and $196,457, representing 45.7%, 13.4%, and 8.7% of cost of sales, respectively.  For the six months ended September 30, 2010, the Company purchased inventories and other inventory-related items from three suppliers totaling $341,310, $272,869, and $200,973, representing 14.5%, 11.6%, and 8.5% of cost of sales, respectively.  For the six months ended September 30, 2009, the Company purchased inventories and other inventory-related items from three suppliers totaling $1,058,191, $526,545, and $330,641, representing 25.6%, 12.7%, and 8.0% of cost of sales, respectively.  Although the Company believes alternate sources of manufacturing could be obtained, loss of any of these suppliers could have an adverse impact on operations.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of September 30, 2010, the Company had one customer, Canadian Tire Corporation who represented 60% of outstanding accounts receivable.  Management believes all receivable from this customer are collectible.  As of September 30, 2010, the Company also had two customers who represented 9%, and 7% of outstanding accounts receivables.  As of March 31, 2010, the Company had two customers who represented 23% and 20% of outstanding accounts receivables.

Fair Value of Financial Instruments
ASC 820-10-55 (prior authoritative guidance: FSP 157-2/Statement 157, Fair Value Measurements) defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).  ASC 820-10-55 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable.  The three levels of the ASC 820-10-55 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.
Level 3:	Unobservable inputs.

As of September 30, 2010 and March 31, 2010, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximated fair value because of the relatively short maturities of these instruments.  The carrying amount of debt approximated fair value as of September 30, 2010 and March 31, 2010, based upon the terms and conditions currently available to the Company in comparison to the terms and conditions of the existing debt.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company also maintains a credit insurance policy which insures against losses from most retailer accounts. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $85,416 and $87,207 at September 30, 2010 and March 31, 2010, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of September 30, 2010 and March 31, 2010, the balance in this reserve account was $104,108 and $259,831, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-25 (prior authoritative guidance: Statement of Position, “No. SOP 93-7” Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of September 30, 2010 and September 30, 2009, the Company had deferred $4,556 and $49,698, respectively, related to such media costs. Advertising expenses for the three and six months ended September 30, 2010 were $123,437 and $350,502, respectively, and for the three and six months ended and September 30, 2009 were $196,587 and $649,169, respectively.

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

	September 30,	March 31,
	2010	2010
Finished goods	$3,373,482	$2,515,451
Raw materials	871,976	978,281
	$4,245,458	$3,493,732

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2010 and March 31, 2010, the Company had reserved $81,451 and $670,134, respectively, for inventory obsolescence.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At September 30, 2010 and September 30, 2009, the Company had accrued $72,970 and $370,468 respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of September 30, 2010 and March 31, 2010 a provision for potential future warranty costs of $57,408 and $55,842, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of September 30, 2010 and March 31, 2010, the Company has recorded a reserve for customer returns of $18,687 and $47,398, respectively.

3.	Capital Lease Obligations

As of September 30, 2010, the Company had capitalized lease obligations for factory equipment due November 2010 of $6,672 at 12% interest per annum.  This lease obligation is collateralized by related assets with a net book value of $44,194 as of September 30, 2010. In addition, recorded in deposits is a security deposit of $48,180 which will be released upon the Company achieving certain financial requirements. The leases also required $4,529 in prepaid rents.

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

During Fiscal 2011, Mr. Walker was paid a fee of $25,000 for guaranteeing the Company’s obligations under the Revolving Credit Facility.

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to Main Power in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from Main Power.  The Promissory Note has a final maturity of June 30, 2011, and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.  Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.  As of September 30, 2010, the outstanding balance under the Promissory Note totaled $1,510,425, including accrued interest.

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

On May 6, 2010, $430,466 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as further described below.  In addition, on May 6, 2010, $25,000 of the Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 24, 2010, an additional $43,594 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.  As of September 30, 2010, $55,610 in Bridge Loans were outstanding, including accrued interest.

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

On May 6, 2010, $504,534 of the Additional Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.”   Of this amount, $379,534 was converted by directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company.  In addition, on May 6, 2010, $50,000 of the Additional Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 1, 2010, a payment of principal and interest totaling $74,390 was made against the Additional Bridge Loans.   As of September 30, 2010, $64,164 in Additional Bridge Loans were outstanding, including accrued interest.

First Western Trust Credit Facilities

On May 21, 2010, the Company and First Western Trust Bank (“FWTB”) executed a business loan agreement and related promissory note (the “FWTB Line of Credit”).  The FWTB Line of Credit provides for loans by FWTB to the Company of up to a maximum of $2 million at any given time, subject to the Company maintaining an equivalent amount of cash on deposit in a restricted account at FWTB.  Loans under the FWTB Line of Credit bear interest at a fixed rate of 2.0% per annum.  In addition, the Company paid FWTB an origination fee of $2,500.  The terms and conditions of the FWTB Line of Credit include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Line of Credit, FWTB has the option to declare any loans outstanding immediately due and payable.  During the quarter ended September 30, 2010 there were no borrowing under the FWTB line of credit.  As of September 30, 3010 there were no loans outstanding under the FWTB Line of Credit.  On October 22, 2010 the FWTB Line of Credit was terminated.

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman and CEO, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  In addition, Mr. Walker provided a guaranty of all Company obligations relating to the FWTB Term Loan.  The Company paid Mr. Walker $50,000 as compensation for guaranteeing the FWTB Term Loan.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum and the Company paid a $12,500 origination fee to FWTB.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of September 30, 2010, there was $928,768 outstanding under the FWTB Term Loan, including accrued interest.

Subordinated Secured Convertible Notes

Beginning in March 2010, the Company began a private offering of units comprising an aggregate of up to $8.4 million of 8% Senior Secured Convertible Notes and warrants to purchase 84,000,000 shares of the Company’s common stock (the “Warrants”).  The Company intends to use the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Units (as defined below) the Additional Units (as defined below), and the Final Units (as defined below) was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Units, Additional Units, and Final Units were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

On September 17, 2010, the Company closed on the private sale of units (the “Final Units”) comprising an aggregate of $220,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 2,200,000 Warrants.  The Final Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Final Units comprised $220,000 in cash.

On September 17, 2010, the Company and GVC Capital LLC, the Company’s placement agent, terminated the private offering.

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

In accordance with applicable accounting guidance, the Company recorded a $6,980,400 debt discount on the Subordinated Secured Convertible Notes because the combined value of the Warrants and the beneficial conversion feature (resulting because the market price of the Company’s shares on the date of issuance was greater than the Conversion Price of the Subordinated Secured Convertible Notes) exceeded the amount of Subordinated Secured Convertible Notes issued.  The amortization of the $6,980,400 debt discount will be reported as additional interest expense and increases in long-term debt over the three-year term of the Subordinated Secured Convertible Notes.

During the quarter ended June 30, 2010, $25,000 of the Subordinated Secured Convertible Notes was converted into common stock.  The remaining unamortized debt discount of $24,018 related to the amount converted was charged to interest expense during the quarter.  Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $582,198 and $807,129 for the three and six months ended September 30, 2010, respectively.  As of September 30, 2010, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $6,149,253.

The Company paid $509,119 in placement agent fees and expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three and six months ended September 30, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $170,671 and $233,128.

5.	Equity Compensation Plans

For the three months ended September 30, 2010, the Company granted zero options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the three months ended September 30, 2009, the Company granted 1,619,973 options to purchase the Company’s common stock at an exercise price ranging from $0.12 to $0.13 per share under the 2005 Plan.

For the six months ended September 30, 2010, the Company granted 200,000 options to purchase the Company’s common stock at an exercise price of $0.14 per share under the 2005 Plan.  For the six months ended September 30, 2009, the Company granted 1,619,973 options to purchase the Company’s common stock at exercise prices ranging from $0.12 to $0.13 per share under the 2005 Plan.

During the three months ended September 30, 2010, there were 2,594 options that either were cancelled or expired and zero shares of common stock issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended September 30, 2009, there were 1,237,898 options that either were cancelled or expired and zero shares issued upon exercise of outstanding stock options under the 2005 Plan.

During the six months ended September 30, 2010 there were 96,830 options that either were cancelled or expired and zero shares exercised. During the six months ended September 30, 2009, there were 1,291,711 options that either were cancelled or expired and 4,075 shares issued upon exercise of outstanding stock options under the 2005 Plan.

As of September 30, 2010, the Company had granted options for 367,851 shares of the Company’s common stock that are unvested that will result in $29,929 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2010 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	2,824,869	3.01	$0.15		2,457,018	2.84	$0.15
Over $0.50 to $2.50	-	-	$-		-	-	$-
Over $2.50 to $5.00	-	-	$-		-	-	$-
Over $5.00 to $5.50	421,763	0.51	$5.00		421,763	0.51	$5.00
Over $5.50	25,000	1.47	$5.90		25,000	1.47	$5.90
	3,271,632	2.67	$0.82	$ 1,330	2,903,781	2.49	$0.90	$43,455

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was September 30, 2010.

On July 28, 2010, the Company filed a definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 (the “Information Statement”).  Among other items, the Information Statement provided notice to shareholders that the holders of 54.6% of its outstanding voting stock had approved an amendment to the 2005 Plan to authorize the issuance of an additional 10,000,000 shares under the 2005 Plan.  This action became effective on August 25, 2010, 20 days after the initial mailing of the Information Statement to the Company’s stockholders.

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

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2010 and March 31, 2010, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

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

As noted above in Note 4 “Long Term Debt and Current Portion-Long term Debt”, on September 17, 2010, the Company closed on the private sale of Final Units comprising an aggregate of $220,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 2,200,000 Warrants.  The Final Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Final Units sold comprised $220,000.

Each Warrant issued as part of the Units, Additional Units, or Final Units entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

The Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three and six months ended September 30, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $170,671 and $233,128.

A summary of the Company’s warrant activity for the period from April 1, 2010 through September 30, 2010 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2010	6,273,390	$4.88	-
Granted	84,240,000	0.19
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2010	90,513,390	$0.52	$0.00

As of September 30, 2010, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Yrs)
7,020,000	$0.10	4.66
77,220,000	$0.20	4.66
1,320,000	$0.25	4.06
3,200	$0.66	0.05
325,000	$1.00	3.38
132,639	$2.00	0.82
16,000	$2.07	2.75
450,000	$5.00	0.05
505,796	$6.00	0.55
1,937,299	$6.25	0.41
50,000	$6.96	1.84
746,956	$7.50	1.45
720,000	$8.00	3.93
66,500	$8.25	3.93
90,513,390	$0.52	4.47

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2010, through September 30, 2010, is presented below:

		Weighted
		Average
	Warrants Outstanding	Exercise Price
Outstanding, April 1, 2010	4,164	$1,250
Granted	--	$--
Exercised	--	$--
Expired	--	$--
Outstanding, September 30, 2010	4,164	$1,250

The warrants granted expire five years from issuance.

9.	Subsequent Events

Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% secured convertible promissory notes backed by a portion of the Company’s prospective credit card receipts, (the “Credit Card Notes”) and 5,000,000 warrants to purchase the Company’s common stock (the “Credit Card Warrants”) (collectively, the “Credit Card Offering”). Consideration for the Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to the Company after deducting a 2% sales commission (1% on company-referred investors) paid to GVC Capital LLC, the Company’s placement agent, totaled $1,474,500.  In addition, the Company will pay a 3% deferred sales commission (2% on company-referred investors) to the placement agent concurrently with the repayment of principal of the Credit Card Notes.

The Company intends to use the proceeds from the Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act of 1933 (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Credit Card Offering was offered and sold only to six (6) investors who are, or the Company reasonably believed are, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the Credit Card Offering has not been registered under the Securities Act, the securities sold in the Offering, including the Credit Card Notes, Credit Card Warrants and shares of common stock underlying the Credit Card Notes and Warrants are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell their Credit Card Notes (or the shares of the Company’s common stock issuable upon conversion of the Credit Card Notes or exercise of the Credit Card Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

The Credit Card Notes bear interest at 15% per annum, have a final maturity of July 28, 2011, and can be converted at any time into common shares of the Company at a conversion price of $0.18 per share.  20% of the Company’s daily credit card receipts will be held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

Each Credit Card Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire October 28, 2015.

The obligation of the Company to repay the Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman and CEO (up to $500,000), J. Michael Wolfe, Chief Operating Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).  The guarantors have executed a Contribution Agreement between and among themselves to enforce the limited several guaranties; and the Company has executed an Indemnity Agreement to hold harmless the guarantors from any future liability under the guaranties.

For nominal consideration, the Company sold a total of 1,333,333 warrants to purchase the Company’s common stock to the placement agent.  833,333 of the placement agent warrants have an exercise price of $0.18 per share of common stock.  500,000 of the placement agent warrants have an exercise price of $0.20 per share of common stock.  The placement agent warrants have a five-year term and contain a cashless exercise provision.

On November 5, 2010 the Company and the placement agent terminated the private offering.

Revised Vendor Payment Agreement

On November 5, 2010, the Company entered into a revised payment agreement with a vendor.  The vendor had previously discounted the amount owed by $105,591 in order to accelerate payment terms.  Because the Company fell behind in the agreed accelerated payments, the vendor is now requiring the original amount due to be paid in full.  This is an event that provided evidence about a condition that did not exist at the date of the balance sheet but arose subsequent to that date.  The $105,591 will be accounted for as an adjustment to other (income) and expense in the quarter ending December 31, 2010.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2010 and September 30, 2009.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, and our ability to obtain financing necessary to fund our future operations. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2010.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in our other filings with the SEC.

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

During the fiscal year ended March 31, 2010 (“Fiscal 2010”), and continuing through September 30, 2010, we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer confidence and spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As of September 30, 2010, our products were offered in approximately 850 storefronts in North America, as compared to approximately 3,600 stores as of September 30, 2009.  Although we expect to further reduce the number of retailer storefronts carrying our products during the fiscal year ending March 31, 2011, we plan to maintain relationships with retailers, both traditional and non-traditional, that have historically proven to be good business partners for AeroGrow.  In this regard, we plan to continue selling through our largest retailer customers, including three customers that comprised approximately 59% of our retailer sales during Fiscal 2010.

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

Results of Operations

Three Months Ended September 30, 2010 and September 30, 2009

Summary Overview
For the three months ended September 30, 2010, sales totaled $1,379,617, a $1,906,332, or 58.0% decrease from the same period in the prior year.  $1,544,408, or 81.0%, of the overall decline in revenue resulted from an 84.3% reduction in sales to retailers, a result of our strategic decision to reduce our exposure to the retail channel because of its low margins and high capital requirements.  Our direct-to-consumer sales also declined, by 22.1% from the prior year, reflecting the combined impact of a 37.2% reduction in the amount of revenue-generating media spending, the impact of inventory stock outs during the period which were caused by cash constraints earlier in the fiscal year and long lead times on products procured from China, and lower average pricing on sales of our products resulting from our shift to an “everyday low pricing” sales model.  Despite these issues, the effectiveness of our direct-to-consumer advertising continued to improve, and increased 24.0% year-over-year as we generated $8.68 of direct-to-consumer revenue for every dollar of revenue-generating media spent in the 2010 period, as compared to $7.00 of direct-to-consumer revenue per media dollar in 2009.  The strategic shift away from sales to retailers, combined with the impact of inventory stock outs, was reflected in lower sales of AeroGardens, which declined by 78.2% from the prior year.  Recurring revenue from seed kit and accessories declined slightly, by 7.8%, as these sales were not as affected as AeroGardens by the reduced retail presence or by the inventory stocking issues.  Seed kit and accessory sales represented 63.0% percent of total revenue for the three months ended September 30, 2010, up from 28.7% in the prior year period.

Gross margin for the three months ended September 30, 2010 was 24.7%, as compared to 30.9% for the year earlier period.  The decrease in percentage margin reflected a variety of factors during the current year period, including lower average pricing on sales of our products, operational inefficiencies caused by cash and inventory constraints, and fixed manufacturing and distribution facility costs spread over a lower revenue base.  Operating expenses other than cost of revenue decreased $1,262,700, or 46.4%, from the prior year reflecting cost saving initiatives, reductions in media spending, and staffing reductions.

Our loss from operations totaled $1,117,549 for the three months ended September 30, 2010, as compared to a loss of $1,705,661 in the prior year period.  The decreased loss reflected the significant decrease in operating expenses other than cost of revenue, partially offset by the impact of lower sales and gross margin.

Other income and expense for the three months ended September 30, 2010 totaled to a net other expense of $1,012,004, as compared to net other expense of $59,593 in the prior year period.  The net other expense in the current year period included $760,900  in non-cash expense related to the combined effect of the amortization of deferred financing costs (principally the value of warrants granted to a placement agent) and a debt discount, on convertible notes we issued during the current fiscal year.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the three-year life of the notes, as are the related financing costs.  The prior year net other expense amount included $180,286 in gains related to accounts payable balance reduction agreements negotiated with certain vendors.

The year-over-year increase in other expense more than offset the reduction in the operating loss, and, as a result, the net loss for the three months ended September 30, 2010 increased to $2,129,553 from a net loss of $1,765,254 in the same period a year earlier.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2010 and the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	2009
Revenue
Product sales – retail, net	20.8%	55.8%
Product sales – direct to consumer, net	77.7%	41.8%
Product sales – international	1.5%	2.4%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	75.3%	69.1%
Research and development	3.8%	5.3%
Sales and marketing	43.0%	38.0%
General and administrative	58.9%	41.2%
Total operating expenses	181.0%	151.9%
Profit/(loss) from operations	-81.0%	-51.9%

Revenue
For the three months ended September 30, 2010, revenue totaled $1,379,617 a year-over-year decrease of 58.0% or $1,906,332 from the three months ended September 30, 2009.

	Three Months Ended September 30,
Product Revenue	2010	2009
Retail, net	$287,373	$1,831,781
Direct to consumer, net	1,071,606	1,375,141
International	20,638	79,027
Total	$1,379,617	$3,285,949

Sales to retailer customers for the three months ended September 30, 2010 totaled $287,373, down $1,544,408 or 84.3%, from the same period a year earlier.  The decline principally reflected our strategic decision to reduce our exposure to the retail channel because of the low margins and high capital requirements associated with sales into this channel.  As a result of this decision we discontinued our relationships with a number of retailers that had previously carried our products.  As of September 30, 2010, our products were carried in approximately 850 traditional “brick and mortar” storefronts in the United States and Canada, as compared to approximately 3,600 as of September 30, 2009.  Because of the impact of non-“brick and mortar” retailers, including online retailers and television shopping channels which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

Direct-to-consumer sales for the three months ended September 30, 2010 totaled $1,071,606, down $303,535 or 22.1%, from the prior year period.  The decrease reflected a combination of factors, including a 37.2% year-over-year reduction in the amount of revenue-generating media spent during the period and lower average pricing on the sales of our products that resulted from our shift to an “everyday low pricing” sales model.  In addition, cash constraints experienced during the first half of the fiscal year combined with long lead times on China-sourced product, impacted available inventory during the quarter ended September 30, 2010, resulting in stock-outs that had a significant negative impact on revenue during the current year period, and contributed to the year-over-year decline in revenue.  Despite the reduction in media spending, lower average pricing, and the inventory issues, there was a 24.0% increase in media effectiveness as direct-to-consumer sales per dollar of advertising expense totaled $8.68 in the quarter ended September 30, 2010, as compared to $7.00 per dollar of advertising expense in the prior year period.

International sales for the three months ended September 30, 2010 totaled $20,638, down $58,389 from the same period in the prior fiscal year.  During the current year period sales to international distributors were constrained by a lack of available inventory, and a dispute with a third party warehouse in Europe that impacted our ability to fulfill orders from customers in Western Europe.

Our products consist of AeroGardens and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2010 and September 30, 2009 is as follows:

	Three Months Ended September 30,
	2010	2009
Product Revenue
AeroGardens	$510,458	$2,343,439
Seed kits and accessories	869,159	942,510
Total	$1,379,617	$3,285,949
% of Total Revenue
AeroGardens	37.0%	71.3%
Seed kits and accessories	63.0%	28.7%
Total	100.0%	100.0%

AeroGarden sales declined $1,832,981 or 78.2%, from the year earlier period, principally reflecting the impact of our decision to reduce sales into the retail channel.  In addition, inventory stock-out issues constrained our direct-to-consumer sales of AeroGardens during the current year quarter.  Sales of seed kits and accessories, which represent a recurring revenue stream that is generated by the 971,305 AeroGardens we have sold to-date, declined $73,351, or 7.8%.  Our sales of seed kits and accessories occur primarily in the direct-to-consumer channel, given the decline in our retail presence, and were not as adversely affected as AeroGarden sales by inventory stocking issues.  For the three months ended September 30, 2010, sales of seed kits and accessories represented 63.0% of total revenue, as compared to 28.7% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2010 totaled $1,038,812, a decrease of $1,231,744, or 54.2%, from the three months ended September 30, 2009.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  The dollar amount of cost of revenue decreased primarily because of the decline in revenue discussed above.  As a percent of total revenue, these costs represented 75.3% of revenue as compared to 69.1% for the quarter ended September 30, 2009.  The increase in costs as a percent of revenue reflected the impact of lower average selling prices for our products in the current year, as well as changes in channel, customer, and product mix.  Finally, the increase reflected inefficiencies in our manufacturing and fulfillment operations necessitated by cash and inventory constraints we faced during the current year period, as well as the impact of fixed facility costs at our Indianapolis manufacturing and distribution facility on a lower revenue base.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product; in retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within their territory.  As a result, international sales generally have lower margins than domestic retail sales.  The gross margin for the quarter ended September 30, 2010 was 24.7% as compared to 30.9% for the quarter ended September 30, 2009.

Sales and Marketing
Sales and marketing costs for the three months ended September 30, 2010 totaled $593,309, as compared to $1,248,102 for the three months ended September 30, 2009, a decrease of 52.5% or $654,793.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consist of the following:

	Three Months Ended September 30,
	2010	2009
Advertising	$123,437	$196,587
Personnel	311,147	619,970
Sales commissions	13,993	89,534
Trade Shows	-	37,698
Other	144,732	304,313
	$593,309	$1,248,102

Advertising expense is principally comprised of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products for all our channels of distribution, in addition to generating direct-to-consumer sales.  Advertising expense totaled $123,437 for the quarter ended September 30, 2010, a year-over-year decrease of 37.2%, or $73,150, principally reflecting a 58.4% reduction in the number of catalogues mailed.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2010, personnel costs for sales and marketing were $311,147, down from $619,970 for the three months ended September 30, 2009, a decrease of 49.8%.  The decrease principally reflects staff reductions undertaken throughout the prior fiscal year.

Sales commissions, ranging from 2.5% to 7% of net cash collections from our retailer customers, are paid to sales representative organizations that assist us in developing and maintaining our relationships with retailers.  These commissions totaled $13,393 during the quarter ended September 30, 2010, down 84.4% from the prior year.  The year-over-year decline in sales commissions resulted from the combined effects of the decline in sales to retailers during the quarter ended September 30, 2010, as discussed above, and the termination of our agreements with the majority of our sales representative organizations, reflecting our strategic decision to de-emphasize the retail channel.

Trade show expense and other marketing expense decreased year-over-year because of our reduced activity in the retail channel, and lower inventory storage fees during the three months ended September 30, 2010 for use of third party warehouses.

General and Administrative
General and administrative costs for the three months ended September 30, 2010 totaled $812,300, as compared to $1,299,598 for the three months ended September 30, 2009, a decrease of 37.5%, or $487,298.  The decrease reflected a $304,394 reduction in personnel costs, primarily resulting from a year-over-year decline in management headcount.  Also, there were reductions across a variety of expense categories, including legal costs which declined $60,723 because of prior year legal fees related to our issuance of preferred stock and other financing-related legal costs.

Research and Development
Research and development costs for the quarter ended September 30, 2010 totaled $52,745, a decrease of 69.6% from the quarter ended September 30, 2009.  The lower cost principally reflected lower headcount related to staffing reductions and a reduction in new product development activities.

Operating Loss
Our loss from operations for the three months ended September 30, 2010 was $1,117,549, as compared to a loss of $1,705,661 for the three months ended September 30, 2009.  The lower loss resulted from reductions in non-cost of sales operating expenses, partially offset by the impact of lower revenue and gross margin.

Other Income and Expense
Other income and expense for the quarter ended September 30, 2010 totaled to a net other expense of $1,012,004, as compared to net other expense of $59,593 in the prior year period, which included $180,286 in gains related to negotiated discounts on accounts payable obligations.  The net other expense in the current year period included $760,900 in non-cash expense related to: (i) the amortization of deferred financing costs, and (ii) the amortization of a calculated debt discount.  Each of these charges related to convertible notes issued during the current fiscal year.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount will be amortized to expense over the three-year life of the notes, as will the related financing costs.

Net Loss
For the three months ended September 30, 2010 the net loss totaled $2,129,553 as compared to a net loss of $1,765,254 for the three months ended September 30, 2009.  The year-over-year increase in the net loss reflects the reduced operating loss, which was more than offset by the impact of the non-cash interest expense related to the convertible notes issued during the current fiscal year.

Six Months Ended September 30, 2010 and September 30, 2009

Summary Overview

For the six months ended September 30, 2010, sales totaled $3,197,636 which was 49.0% lower than in the prior year period.  The reduction in sales primarily reflected our strategic decision, taken in early 2010, to reduce our sales to retailers because of the relatively low margin and high capital requirements associated with servicing this channel.  As a consequence, sales to retailers declined 82.3% year-over-year, and represented 72.4% of our total sales decline.  Sales into the direct-to-consumer channel also declined, by 22.7%, as a consequence of a 46.0% year-over-year reduction in the amount of advertising expense, lower average selling prices for our products, as well as the impact of inventory shortages we experienced during the current year period.  Each of these factors reflected cash constraints we faced, particularly in the first quarter of Fiscal 2011.

The gross margin for the six months ended September 30, 2010 was 26.2% as compared to 33.9% for the year earlier period.  The decline in margin reflected a number of factors, including lower average selling prices during the current year period resulting from our shift to an “everyday low pricing” sales model, inefficiencies in our operations related to cash and inventory shortages, and the impact of fixed costs in our manufacturing and fulfillment facility on a lower revenue base.  Operating expenses other than cost of revenue were reduced $2,245,726, or 41.2%, from the prior year reflecting cost saving initiatives, staffing reductions, and reduced spending on advertising and promotion.

The loss from operations totaled $2,371,409 for the six months ended September 30, 2010, as compared to $3,328,975 in the prior year.  The decreased loss reflected the significant reduction in operating expenses other than cost of revenue, which was partially offset by the impact of the decline in revenue and gross margin.

Other expense for the six months ended September 30, 2010 totaled $1,487,194 as compared to other income of $501,989 in the prior year.  The current year expense included the impact of $1,138,384 in non-cash interest expense related to the amortization of debt discount and deferred financing costs related to our issuance of $7,020,000 in convertible notes in Fiscal 2011.  The prior year income amount included $987,838 in gains that were recognized to reflect discounts negotiated on certain accounts payable balances.

The net loss for the six months ended September 30, 2010 was $3,858,603 as compared to a $2,826,986 net loss in the same period a year earlier.  The net loss increased year-over-year as the $957,566 reduction in the operating loss was more than offset by the impact of more than $1.1 million in non-cash financing charges and the comparison to the prior year that included the almost $1 million in gains related to the negotiated accounts payable discounts.

The following table sets forth, as a percentage of sales, our financial results for the six months ended September 30, 2010 and the six months ended September 30, 2009:

	Six Months Ended September 30,
	2010	2009
Revenue
Product sales - retail, net	15.0%	43.1%
Product sales - direct to consumer, net	81.9%	54.0%
Product sales – international, net	3.1%	2.9%
Total sales	100.00%	100.00%

Operating expenses
Cost of revenue	73.9%	66.0%
Research and development	2.8%	4.7%
Sales and marketing	44.1%	38.4%
General and administrative	53.4%	44.0%
Total operating expenses	174.2%	153.1%

Profit/(loss) from operations	(74.2)%	(53.1)%

Revenue
For the six months ended September 30, 2010 and September 30, 2009, revenue totaled $3,197,636 and $6,265,642 respectively, a year-over-year decrease of 49.0% or $3,068,006.

	Six Months Ended September 30,
Product Revenue	2010	2009
Retail, net	$478,951	$2,700,044
Direct to consumer, net	2,618,541	3,385,384
International, net	100,144	180,214
Total	$3,197,636	$6,265,642

The year-over-year decrease in revenue principally reflected sales to retailer customers, which declined by 82.3%, or $2,221,093, representing 72.4% of the total sales decline.  The decline in sales to retailers was caused by our strategic decision in early 2010 to reduce our exposure to the retail channel because of the relatively low margins and high capital requirements of servicing this channel.  As a result, the number of retailers carrying our products was reduced, to an estimated 850 at September 30, 2010, from an estimated 3,600 a year earlier.

Direct-to-consumer sales also decreased year-over-year, by 22.7%, to $2,618,541.  The decline reflected a 46.0% year-over-year reduction in the amount of revenue-generating media spent, lower average selling prices for our products resulting from our shift to an “everyday low pricing” sales model, and inventory stock-out issues resulting from our cash constraints early in the fiscal year, which caused delays in procuring long lead time products, particularly AeroGardens, from Chinese manufacturers.  Despite these issues, overall there was a 43.3% increase in media effectiveness as direct-to-consumer sales per dollar of advertising expense totaled $7.47 for the six months ended September 30, 2010, as compared to $5.21 in the prior year period.

A summary of the sales of AeroGardens and seed kits and accessories for the six months ended September 30, 2010 and September 30, 2009 is as follows:

	Six Months Ended September 30,
	2010	2009
Product Revenue
AeroGardens	$1,619,450	$3,927,747
Seed kits and accessories	1,578,186	2,337,895
Total	$3,197,636	$6,265,642
% of Total Revenue
AeroGardens	50.6%	62.7%
Seed kits and accessories	49.4%	37.3%
Total	100.0%	100.0%

AeroGarden sales decreased $2,308,297, or 58.8% year-over-year, principally reflecting the decline in sales to retailer customers, as well as the decline in revenue-generating media spending.  Seed kit and accessory sales also declined, by $759,709, or 32.5%.

Cost of Revenue
Cost of revenue for the six months ended September 30, 2010 totaled $2,360,510, a year-over-year decrease of $1,779,846, or 43.0%.  The decline principally resulted from the decrease in sales during the period.  As a percent of total revenue, these costs totaled 73.8% for the six months ended September 30, 2010, as compared to 66.1% in the year earlier period.  The increase in costs as a percent of revenue primarily reflects the impact of lower average selling prices for our products during the current year period, inefficiencies in our operations caused by cash and inventory shortages, and the impact of higher fixed facility costs on a lower revenue base.

Gross Margin
The lower pricing, inefficiencies in our operations and fixed cost de-leveraging caused our gross margin for the six months ended September 30, 2010 to decline to 26.2%, from 33.9 % for the prior year period.

Sales and Marketing
Sales and marketing costs for the six months ended September 30, 2010 totaled $1,410,286, as compared to $2,407,898 for the six months ended September 30, 2009, a decrease of $997,612, or 41.4%.  The breakdown of sales and marketing costs for both time periods is presented in the table below:

	Six Months Ended September 30,
	2010	2009
Advertising	$350,502	$649,169
Personnel	696,431	1,233,078
Sales commissions	19,401	140,107
Trade shows	-	31,108
All other	343,952	354,436
	$1,410,286	$2,407,898

Advertising expense totaled $350,502 for the six months ended September 30, 2010, a decrease of 46.0% from the same period a year earlier, principally reflecting a 56.2% decline in the number of catalogues mailed.  Cash constraints, particularly in the first quarter of the fiscal year, impacted the amount of advertising we were able to spend during the current year period.

For the six months ended September 30, 2010, personnel costs for sales and marketing totaled $696,431, a year-over-year decrease of $536,647, or 43.5%.  The decrease principally reflected headcount reduction in sales, marketing, and operations personnel.

Sales commissions decreased by $120,706, or 86.2%, to $19,401, reflecting our strategic shift away from the retail channel and the consequent decline in sales to retailers during the six months ended September 30, 2010, as discussed above.

General and Administrative
General and administrative costs for the six months ended September 30, 2010 totaled $1,708,483 as compared to $2,753,806 for the six months ended September 30, 2009, a decrease of 38.0%.  The decrease reflected the impact of lower headcount, as well as spending reductions in all areas, including legal expense, and administration, and facility and office-related expenses.

Research and Development
Research and development costs for the six months ended September 30, 2010 totaled $89,760 as compared to $292,552 for the six months ended September 30, 2009, a decrease of 69.3%.  The reduced cost principally reflected lower employee expense resulting from staffing reductions.

Operating Loss
The loss from operations for the six months ended September 30, 2010 totaled $2,371,409, and was $957,566 lower than the operating loss of $3,328,975 for the six months ended September 30, 2009, as the reductions in operating expenses other than cost of sales more than offset the impact of lower revenue and gross margin during the current year period.

Other Income and Expense
Other expense for the six months ended September 30, 2010 totaled $1,487,194, as compared to other income of $501,989 for the six months ended September 30, 2009.  The net other expense in the current year period included $1,138,384 in non-cash expense related to: (i) the amortization of deferred financing costs, and (ii) the amortization of a calculated debt discount.  Each of these charges related to convertible notes issued during the current fiscal year.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount will be amortized to expense over the three-year life of the notes, as will the related financing costs.  The prior year income amount included the impact of $987,838  in gains recorded as a result of negotiated reductions in accounts payable amounts owed to certain vendors.

Net Loss
The net loss for the six months ended September 30, 2010 increased to $3,858,603 from $2,826,986 in the prior year, because the $957,566 reduction in the operating loss was offset by the impact of the more than $1.1 million in non-cash interest expense charges related to the convertible note issue in the current year, and the comparison to the prior year that included almost $1 million in gains related to the negotiated discounts on accounts payable obligations.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in assets and liabilities, the net cash used by operating activities totaled $3,888,376 for the six months ended September 30, 2010 as compared to $3,341,224 in the prior year.

Non-cash items, comprising depreciation, amortization, bad debt allowances, issuances of common stock and options, change in allowances for bad debt, and interest expense from warrants issued with convertible debentures, totaled to a net cash gain of $1,575,130 for the six months ended September 30, 2010.

Changes in current assets contributed a net cash usage of $669,113 during the six months ended September 30, 2010, principally from an increase in inventory.  As of September 30, 2010, the inventory balance was $4,245,458, representing approximately 154 days of sales activity, and 368 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended September 30, 2010, respectively.  The days in inventory calculation based on the three months of sales activity is greatly impacted by the seasonality of our sales, which are at the lowest seasonal level during the summer months.  Net accounts receivable totaled $360,411 as of September 30, 2010, representing approximately 28 days of net retail sales activity, and 113 days of net retail sales activity, at the average daily rate of sales recognized during the twelve months and three months ended September 30, 2010, respectively.  The days of receivables calculation based on the three months of sales activity is impacted by the timing of sales to retailers which, in the three months ended September 30, 2010, were concentrated in the last several weeks of the period.

Current operating liabilities decreased $935,787 during the six months ended September 30, 2010, principally because of reductions in accounts payable totaling $1,330,096.  Accounts payable as of September 30, 2010 totaled $1,974,605, representing approximately 37 days of daily expense activity, and 71 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended September 30, 2010, respectively.

Financing activity, including the issuance of convertible debt, the impact of the conversions of various short-term obligations to convertible debt, as well as the net reduction in other debt obligations, provided net cash of $3,975,326 during the six months ended September 30, 2010, as compared to $3,085,164 in the prior year.

As of September 30, 2010, we had a cash balance of $717,082, of which $87,904 was restricted as collateral for our corporate credit card program.  This compares to a cash balance of $693,444 as of March 31, 2010, of which $443,862 was restricted as collateral for the credit card program and letter of credit obligations.

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

During Fiscal 2011, Mr. Walker was paid a fee of $25,000 for guaranteeing the Company’s obligations under the Revolving Credit Facility.

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to Main Power in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from Main Power.  The Promissory Note has a final maturity of June 30, 2011, and carries an interest rate of 8% per annum, with interest accrued and added to the principal amount of the Promissory Note for the first year.  During the second year of the Promissory Note, interest is due and payable quarterly.  Principal payments of $150,000 are due and payable monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.  As of September 30, 2010, the outstanding balance under the Promissory Note totaled $1,510,425, including accrued interest.

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

On May 6, 2010, $430,466 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as further described below.  In addition, on May 6, 2010, $25,000 of the Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 24, 2010, an additional $43,594 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.  As of September 30, 2010, $55,610 in Bridge Loans were outstanding, including accrued interest.

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

On May 6, 2010, $504,534 of the Additional Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.”  Of this amount, $379,534 was converted by directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company.  In addition, on May 6, 2010, $50,000 of the Additional Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 1, 2010, a payment of principal and interest totaling $74,390 was made against the Additional Bridge Loans.  As of September 30, 2010, $64,164 in Additional Bridge Loans were outstanding, including accrued interest.

First Western Trust Credit Facilities

On May 21, 2010, the Company and First Western Trust Bank (“FWTB”) executed a business loan agreement and related promissory note (the “FWTB Line of Credit”).  The FWTB Line of Credit provides for loans by FWTB to the Company of up to a maximum of $2 million at any given time, subject to the Company maintaining an equivalent amount of cash on deposit in a restricted account at FWTB.  Loans under the FWTB Line of Credit bear interest at a fixed rate of 2.0% per annum.  In addition, the Company paid FWTB an origination fee of $2,500.  The terms and conditions of the FWTB Line of Credit include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Line of Credit, FWTB has the option to declare any loans outstanding immediately due and payable.  During the quarter ended September 30, 2010 there were no borrowing under the FWTB line of credit.  As of September 30, 3010 there were no loans outstanding under the FWTB Line of Credit.  On October 22, 2010 the FWTB Line of Credit was terminated.

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman and CEO, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  In addition, Mr. Walker provided a guaranty of all Company obligations relating to the FWTB Term Loan.  The Company paid Mr. Walker $50,000 as compensation for guaranteeing the FWTB Term Loan.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum and the Company paid a $12,500 origination fee to FWTB.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of September 30, 2010, there was $928,768 outstanding under the FWTB Term Loan, including accrued interest.

Subordinated Secured Convertible Notes

Beginning in March 2010, the Company began a private offering of units comprising an aggregate of up to $8.4 million of 8% Senior Secured Convertible Notes and warrants to purchase 84,000,000 shares of the Company’s common stock (the “Warrants”).  The Company intends to use the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Units (as defined below), the Additional Units (as defined below), and the Final Units (as defined below) was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Units, Additional Units, and Final Units were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

On September 17, 2010, the Company closed on the private sale of units (the “Final Units”) comprising an aggregate of $220,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 2,200,000 Warrants.  The Final Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Final Units comprised $220,000 in cash.

On September 17, 2010, the Company and GVC Capital LLC, the Company’s placement agent, terminated the private offering.

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

In accordance with applicable accounting guidance, the Company recorded a $6,980,400 debt discount on the Subordinated Secured Convertible Notes because the combined value of the Warrants and the beneficial conversion feature (resulting because the market price of the Company’s shares on the date of issuance was greater than the Conversion Price of the Subordinated Secured Convertible Notes) exceeded the amount of Subordinated Secured Convertible Notes issued.  The amortization of the $6,980,400 debt discount will be reported as additional interest expense and increases in long-term debt over the three-year term of the Subordinated Secured Convertible Notes.

During the quarter ended June 30, 2010, $25,000 of the Subordinated Secured Convertible Notes was converted into common stock.  The remaining unamortized debt discount of $24,018 related to the amount converted was charged to interest expense during that quarter.  Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $582,198 and $807,129 for the three and six months ended September 30, 2010, respectively.  As of September 30, 2010, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $6,149,253.

The Company paid $509,119 in placement agent fees and expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three and six months ended September 30, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $170,671 and $233,128.

Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% secured convertible promissory notes backed by a portion of the Company’s prospective credit card receipts, (the “Credit Card Notes”) and 5,000,000 warrants to purchase the Company’s common stock (the “Credit Card Warrants”) (collectively, the “Credit Card Offering”). Consideration for the Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to the Company after deducting a 2% sales commission (1% on company-referred investors) paid to GVC Capital LLC, the Company’s placement agent, totaled $1,474,500.  In addition, the Company will pay a 3% deferred sales commission (2% on company-referred investors) to the placement agent concurrently with the repayment of principal of the Credit Card Notes.

The Company intends to use the proceeds from the Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act of 1933 (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Credit Card Offering was offered and sold only to six (6) investors who are, or the Company reasonably believed are, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the Credit Card Offering has not been registered under the Securities Act, the securities sold in the Offering, including the Credit Card Notes, Credit Card Warrants and shares of common stock underlying the Credit Card Notes and Warrants are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell their Credit Card Notes (or the shares of the Company’s common stock issuable upon conversion of the Credit Card Notes or exercise of the Credit Card Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

The Credit Card Notes bear interest at 15% per annum, have a final maturity of July 28, 2011, and can be converted at any time into common shares of the Company at a conversion price of $0.18 per share.  20% of the Company’s daily credit card receipts will be held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

Each Credit Card Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire October 28, 2015.

The obligation of the Company to repay the Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman and CEO (up to $500,000), J. Michael Wolfe, Chief Operating Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).  The guarantors have executed a Contribution Agreement between and among themselves to enforce the limited several guaranties; and the Company has executed an Indemnity Agreement to hold harmless the guarantors from any future liability under the guaranties.

For nominal consideration, the Company sold a total of 1,333,333 warrants to purchase the Company’s common stock to the placement agent.  833,333 of the placement agent warrants have an exercise price of $0.18 per share of common stock.  500,000 of the placement agent warrants have an exercise price of $0.20 per share of common stock.  The placement agent warrants have a five-year term and contain a cashless exercise provision.

On November 5, 2010 the Company and the placement agent terminated the private offering.

Cash Requirements

The Company generally requires cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay for debt obligations as they come due.

We expect to fund these and other cash requirements with cash provided by operations, the debt facilities described above, and with existing cash.  In addition, we are attempting to secure a new source of short-term funding to support our seasonal working capital requirements for our next fiscal year, and we may raise new long-term debt or equity capital depending on market conditions.  At this time, based on a variety of assumptions including, but not limited to, our anticipated operating cash flow, the level of customer and consumer demand, our access to funding, the impact of cost reduction programs, and the state of the general economic environment in which we operate, we believe we have sufficient liquidity to support our operations through the balance of our current fiscal year.  Subsequent to that time period, in order to continue to meet our liquidity requirements we will need to secure additional capital, either in the form of seasonal working capital borrowings, or longer-term debt or equity capital, or reduce our scale of operations.  There can be no assurance that the Company will have access to sufficient capital, from our existing financing sources or from other sources, to enable us to meet our short-term cash requirements.  In the event the Company takes actions to reduce its scale of operations, there can be no assurance that such actions will be sufficient, or on a timely basis, to allow the Company to meet its liquidity requirements.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding our business plan, projected operating cash flow, anticipated capital expenditures, and availability under our various existing credit facilities.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $717,082 ($87,904 of which was restricted as collateral for letters of credit and other corporate obligations) as of September 30, 2010,
•	our cash of $909,461 ($91,573 of which is restricted as collateral for letters of credit and other corporate obligations) as of November 8, 2010,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•	our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of our direct-to-consumer initiatives.

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer-focused marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customers,
•	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
•	uncertainty regarding the capital markets and on our access to sufficient capital to support our current and projected scale of operations,
•	the seasonality of our business, in which we have historically experienced higher sales volume during the fall and winter months (September through March), and
•	a timely, uninterrupted supply of product from our third-party manufacturing suppliers in China.

During Fiscal 2010, we took a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  We issued approximately $6.7 million of convertible preferred stock to re-capitalize the Company, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  Furthermore, during Fiscal 2011, we have issued $7,020,000 in Subordinated Secured Convertible Notes and $1.5 million in Credit Card Notes (as described above).

Based on the assumptions and contingencies presented above, and on the sources of capital described above, we believe we have sufficient liquidity to support our operations through the balance of our current fiscal year.  Subsequent to that time period, in order to continue to meet our liquidity requirements we will need to secure additional capital, either in the form of seasonal working capital borrowings, or longer-term debt or equity capital, or reduce our scale of operations.  There can be no assurance that the Company will have access to sufficient capital, from our existing financing sources or from other sources, to enable us to meet our short-term cash requirements.  In the event the Company takes actions to reduce its scale of operations, there can be no assurance that such actions will be sufficient, or on a timely basis, to allow the Company to meet its liquidity requirements.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2010, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subordinated Secured Convertible Notes

Beginning in March 2010, the Company began a private offering of units comprising an aggregate of up to $8.4 million of 8% Subordinated Secured Convertible Notes and warrants to purchase 84,000,000 shares of the Company’s common stock (the “Warrants”).  The Company expects the private offering to remain open through September 30, 2010.  The Company intends to use the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Units (as defined below), the Additional Units (as defined below), and the Final Units (as defined below) was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Units, Additional Units, and Final Units were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

On September 17, 2010, the Company closed on the private sale of units (the “Final Units”) comprising an aggregate of $220,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 2,200,000 Warrants.  The Final Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Final Units comprised $220,000 in cash.

On September 17, 2010, the Company and GVC Capital LLC, the Company’s placement agent, terminated the private offering.

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

In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term and contain a cashless exercise provision.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Not applicable.

Item 5. Other Information

Refer to the disclosure under the caption “Credit Card Receipts – Backed Notes” in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report of Form 10-Q.

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
3.7
Certificate of Amendment to Articles of Incorporation, certified May 3, 2010 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

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

3.11
Certificate of Amendment to Series A Convertible Preferred Stock Certificate of Designations, certified June 21, 2010 (incorporated by reference to Exhibit 3.11 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010).

10.1	Form of 15% Secured Convertible Promissory Note or “Credit Card Note” (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed October 28, 2010).
10.2	Form of Credit Card Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed October 28, 2010).
10.3
Guaranty Agreement by Jack J. Walker, J. Michael Wolfe and H. MacGregor Clarke, dated October 21, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed October 28, 2010).

10.4
Contribution Agreement by Jack J. Walker, J. Michael Wolfe and H. MacGregor Clarke, dated October 25, 2010 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed October 28, 2010).

10.5
Indemnity Agreement by Jack J. Walker, J. Michael Wolfe and H. MacGregor Clarke, dated October 25, 2010 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed October 28, 2010).

10.6	Escrow and Account Control Agreement dated October 21, 2010 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed October 28, 2010).
10.9	2005 Equity Compensation Plan, as amended and restated (incorporated by reference to Appendix A of our Definitive Information Statement on Schedule 14C, filed July 28, 2010).
10.10*	Form of Indemnification Agreement.
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: November 10, 2010	/s/Jack J. Walker
By: Jack J. Walker
Its: Chairman and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 10, 2010	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: : November 10, 2010	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)