Form 10-Q
period 2010-12-31
AeroGrow International, Inc.
filed 2011-02-14
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of February 10, 2011:  15,242,660

AeroGrow International, Inc.

FORM 10-Q REPORT
December 31, 2010

Item 1. Condensed Financial Statements
 AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2010	March 31, 2010
ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$790,246	$249,582
Restricted cash	160,102	443,862
Accounts receivable, net of allowance for doubtful accounts of $97,375 and $87,207 at December 31, 2010 and March 31, 2010, respectively	926,010	478,113
Other receivables	184,436	259,831
Inventory	3,922,125	3,493,732
Prepaid expenses and other	747,208	338,095
Total current assets	$6,730,127	$5,263,215
Property and equipment, net of accumulated depreciation of $2,468,812 and $2,486,377 at December 31, 2010 and March 31, 2010, respectively	472,860	1,002,530
Other assets
Intangible assets, net of $20,825 and $6,854 of accumulated amortization at December 31, 2010 and March 31, 2010, respectively	277,090	275,599
Deposits	190,131	240,145
Deferred debt issuance costs, net of accumulated amortization of $512,163 and $486,791 at December 31, 2010 and March 31, 2010, respectively	1,713,859	62,291
Total other assets	$2,181,080	$578,035
Total Assets	$9,384,067	$6,843,780

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Notes payable	$638,312	$-
Notes payable – related party	318,513	-
Current portion – long term debt – related party	104,583	911,275
Current portion – long term debt	938,917	3,053,984
Accounts payable	2,192,061	3,354,703
Accrued expenses	898,320	1,449,977
Customer deposits	126,904	339,041
Deferred rent	28,391	40,773
Total current liabilities	$5,246,001	$9,149,753
Long term debt	3,537,577	1,020,957
Long term debt – related party	254,088	-
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized and 7,586 shares issued and outstanding at December 31, 2010 and March 31, 2010	8	8
Common stock, $.001 par value, 500,000,000 shares authorized, 15,242,660 and 12,398,249 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	15,242	12,398
Additional paid-in capital	61,902,320	52,933,467
Accumulated (deficit)	(61,571,169)	(56,272,803)
Total Stockholders' Equity (Deficit)	$346,401	$(3,326,930)
Total Liabilities and Stockholders' Equity (Deficit)	$9,384,067	$6,843,780

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2010	2009	2010	2009
Revenue
Product sales	$5,002,871	$7,939,248	$8,200,507	$14,204,890

Operating expenses
Cost of revenue	2,879,404	4,830,387	5,239,919	8,970,748
Research and development	56,810	93,046	146,570	385,598
Sales and marketing	1,328,326	2,369,726	2,738,613	4,777,624
General and administrative	702,712	1,013,921	2,411,195	3,767,727
Total operating expenses	$4,967,252	$8,307,080	$10,536,297	$17,901,697

Profit (loss) from operations	35,619	(367,832)	(2,335,790)	(3,696,807)

Other (income) expense, net
Interest (income)	(38)	(94)	(8,568)	(235)
Interest expense	1,198,705	297,975	2,650,205	736,594
Interest expense – related party	129,432	31,922	285,181	77,593
Other (income) expense	147,282	13,032	35,757	(973,106)
Total other (income) expense, net	1,475,381	342,835	2,962,575	(159,154)

Net income (loss)	$(1,439,762)	$(710,667)	$(5,298,365)	$(3,537,653)

Net income (loss) per share, basic	$(0.09)	$(0.06)	$(0.39)	$(0.28)

Net income (loss) per share, diluted	$(0.09)	$(0.06)	$(0.39)	$(0.28)

Weighted average number of common shares outstanding used to calculated basic net income (loss) per share	15,242,660	12,398,249	13,461,788	12,618,432

Effect of dilutive securities:
Equity based compensation	-	-	-	-
Weighted average number of common shares outstanding used to calculated diluted net income per share	15,242,660	12,398,249	13,461,788	12,618,432

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2010	2009
Cash flows from operating activities:
Net (loss)	$(5,298,365)	$(3,537,653)
Adjustments to reconcile net (loss) to cash (used) by operations:
Issuance of common stock and options under equity compensation plans	68,255	418,825
Issuance of common stock not under equity compensation plans	--	--
Issuance of warrants related to debt	--	29,802
Depreciation and amortization expense	576,970	649,843
Loss from disposal of fixed assets	73,292	--
Allowance for bad debt	10,178	(1,211,684)
Amortization of debt issuance costs	575,083	176,420
Gain on forgiveness of accounts payable	--	(807,310)
Loss from revision of vendor payment agreement	105,591	--
Amortization of convertible debentures, beneficial conversion feature	754,266	--
Amortization of convertible debentures, beneficial conversion feature - related party	102,507	--
Interest expense from warrants issued with convertible debentures	702,056	--
Interest expense from warrants issued with convertible debentures – related party	92,898	--
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(458,075)	721,615
Decrease in other receivable	75,395	167,154
(Increase) decrease in inventory	(428,393)	3,191,163
(Increase) decrease in other current assets	(409,113)	75,530
(Increase) decrease in deposits	50,014	(63,064)
(Decrease) in accounts payable	(1,218,233)	(1,227,923)
Increase (decrease) in accrued expenses	109,789	(905,173)
Increase in accrued interest	277,953	75,965
Increase (decrease) in accrued interest-related party	33,800	(15,813)
Increase (decrease) in customer deposits	(212,137)	213,141
(Decrease) in deferred rent	(12,382)	(12,382)
Net cash (used) by operating activities	$(4,428,651)	$(2,061,544)
Cash flows from investing activities:
(Increase) decrease in restricted cash	283,760	(176)
Purchases of equipment	(106,623)	(74,292)
Patent expenses	(15,462)	(39,269)
Net cash provided (used) by investing activities	$161,675	$(113,737)
Cash flows from financing activities:
(Increase) in prepaid debt issuance costs	(678,051)	(87,500)
Proceeds from long term debt borrowings	1,069,677	11,010,924
Proceeds from long term debt borrowings-related party	--	655,000
Repayments of long term debt borrowings	(2,219,678)	(13,538,418)
Repayments of long term debt borrowings-related party	(132,033)	--
Proceeds from the issuance of convertible debt	5,485,000	--
Proceeds from the issuance of convertible debt-related party	300,000	--
Proceeds from notes payable	1,050,000	--
Proceeds from notes payable -related party	450,000	--
Repayments of notes payable	(371,806)	--
Repayments of notes payable-related party	(114,010)	--
Proceeds from the exercise of stock options	--	20
Proceeds from the issuance of preferred stock	--	4,441,537
Principal payments on capital leases	(31,459)	(85,517)
Net cash provided by financing activities	$4,807,640	$2,396,046
Net increase (decrease) in cash	540,664	220,765
Cash, beginning of period	249,582	332,698
Cash, end of period	$790,246	$553,463

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Nine Months Ended December 31,
	2010	2009
Interest paid	$287,783	$293,765
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party debt to equity	$-	$1,200,000
Conversion of accounts payable to equity	$-	$1,043,000
Increase of notes receivable for equity	$-	$139,000
Increase of notes receivable, related party for equity	$-	$762,000
Decrease of notes receivable, related party for equity as debt payment	$-	$50,000
Modification of accrued expenses to equity	$-	$89,000
Modification of accounts payable to long term debt	$-	$1,386,040
Modification of debt to convertible debt	$475,000	$-
Modification of related party debt to related party convertible debt	$656,406	$-
Modification of accrued interest to convertible debt	$231,567	$-
Modification of related party accrued interest to related party convertible debt	$50,789	$-
Modification of accounts payable to convertible debt	$50,000	$-
Conversion of convertible note to common stock	$275,000
Conversion of accrued interest to common stock	$9,441	$-
Warrants issued to placement agent as a cost of debt issuance	$1,548,600	$-
Conversion of accrued expenses to debt	$661,446

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

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

During the fiscal year ended March 31, 2010 (“Fiscal 2010”), and continuing through December 31, 2010, we have scaled back our operations as a result of the general economic downturn and the resulting decline in consumer confidence and spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As of December 31, 2010, our products were offered in approximately 850 storefronts in North America, as compared to approximately 4,600 stores as of December 31, 2009.  Going forward, we plan to maintain relationships with retailers, both traditional and non-traditional, that have historically proven to be good business partners for AeroGrow.  In this regard, we plan to continue selling through our largest retailer customers, including three customers that comprised approximately 59% of our retailer sales during Fiscal 2010.

Beginning in late Fiscal 2010 and continuing into the fiscal year ending March 31, 2011 (“Fiscal 2011”) we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity. To position our business for the future, we have increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 3.7 million catalogues mailed in Fiscal 2010 and approximately 1.7 million catalogues mailed in the first nine months of Fiscal 2011, print ads in national magazines, web sales, infomercials, mall kiosks, and 60 and 120 second television commercials.  Our products are also sold through television home shopping channels and by online retailers and a limited number of traditional retailers.  Approximately 57.5% and 75.4% of our total sales were direct-to-consumer in Fiscal 2010 and in the nine months ended December 31, 2010, respectively.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2010, the results of operations for the three and nine months ended December 31, 2010 and 2009, and the cash flows for the nine months ended December 31, 2010 and 2009. The results of operations for the three and nine months ended December 31, 2010, are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2010, is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the nine months ended December 31, 2010 of $5,298,365.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

During Fiscal 2010 we began the process of re-capitalizing the Company by issuing approximately $6.7 million in convertible preferred shares.  In addition, we negotiated deferred payment arrangements with certain vendors, negotiated reduced balances with certain vendors, and reduced the amount of our high interest-bearing debt and our accounts payable obligations.  Nonetheless, we continued to face cash and liquidity constraints during Fiscal 2010 that were, at times, severe, and that had a material impact on our ability to operate our business.  In May, June and September 2010, we issued an aggregate of $7.02 million in convertible secured subordinated debt to supplement our internal cash sources and to address our liquidity constraints.  Because of the seasonality of our business and our working capital requirements, our liquidity position is at its low point during the summer and fall months.  To address the seasonality of our liquidity requirements for the current fiscal year, in October and November 2010 we closed on a total of $1.5 million in 9-month convertible notes secured by a portion of our prospective credit card receipts.

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

The Company’s liquidity projections are predicated on a variety of assumptions including, but not limited to:  the timing and seasonality of working capital needs, revenue and expenses, cash flow from operations, access to sufficient funding, the levels of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which the Company operates.  In the event these assumptions prove to be inaccurate, there could be material adverse changes to the Company’s liquidity position, and there can be no assurance given that the Company would be able to successfully support its operations.

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

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260 (prior authoritative guidance: Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98).  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Concentrations of Risk
ASC 825-10-50-20 (prior authoritative guidance: SFAS No.105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution exceeded the $250,000 federally insured limit as of December 31, 2010.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended December 31, 2010 and December 31, 2009, the Company had one customer, Canadian Tire Corporation, which represented 19.7% and 20.2%, respectively, of the Company’s net product sales.  For the nine months ended December 31, 2010 and December 31, 2009, the Company had one customer, Canadian Tire Corporation, which represented 15.3% and 16.1%, respectively, of net product sales.

Suppliers:
For the three months ended December 31, 2010, the Company purchased inventories and other inventory-related items from three suppliers totaling $451,671, $403,394, and $369,741, representing 15.7%, 14.0% and 12.8% of cost of sales, respectively.  For the three months ended December 31, 2009, the Company purchased inventories and other inventory-related items from one supplier totaling $380,436, representing 7.9% of cost of sales.  For the nine months ended December 31, 2010, the Company purchased inventories and other inventory-related items from three suppliers totaling $792,980, $676,263, and $570,715, representing 15.1%, 12.9%, and 10.9% of cost of sales, respectively.  For the nine months ended December 31, 2009, the Company purchased inventories and other inventory-related items from one supplier totaling $1,438,627, representing 16.0% of cost of sales.  Although the Company believes alternate sources of manufacturing could be obtained, loss of any of these suppliers could have an adverse impact on operations.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of December 31, 2010, the Company had one customer, Canadian Tire Corporation which represented 68% of outstanding accounts receivable.  As of December 31, 2010, the Company also had one customer who represented 14% of outstanding accounts receivable.  Management believes that all receivables from these customers are collectible.  As of March 31, 2010, the Company had two customers who represented 23% and 20% of outstanding accounts receivable.

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

As of December 31, 2010 and March 31, 2010, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximated fair value because of the relatively short maturities of these instruments.  The carrying amount of debt approximated fair value as of December 31, 2010 and March 31, 2010, based upon the terms and conditions currently available to the Company in comparison to the terms and conditions of the existing debt.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $97,375 and $87,207 at December 31, 2010 and March 31, 2010, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2010 and March 31, 2010, the balance in this reserve account was $184,436 and $259,831, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-25 (prior authoritative guidance: Statement of Position, “No. SOP 93-7” Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of December 31, 2010 and March 31, 2010, the Company had deferred $87,666 and $68,228, respectively, related to such media and advertising costs. Advertising expenses for the three and nine months ended December 31, 2010 were $672,899 and $1,023,402, respectively, and for the three and nine months ended and December 31, 2009 were $1,221,286 and $1,870,455, respectively.

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

	December 31,	March 31,
	2010	2010
Finished goods	$2,682,973	$2,515,451
Raw materials	1,239,152	978,281
	$3,922,125	$3,493,732

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2010 and March 31, 2010, the Company had reserved $81,451 and $670,134, respectively, for inventory obsolescence.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At December 31, 2010 and December 31, 2009, the Company had accrued $124,729 and $347,860, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of December 31, 2010 and March 31, 2010 a provision for potential future warranty costs of $53,974 and $55,842, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of December 31, 2010 and March 31, 2010, the Company has recorded a reserve for customer returns of $84,521 and $47,398, respectively.

3.	Notes Payable, Long Term Debt and Current Portion – Long Term Debt

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

On September 17, 2010, Mr. Walker was paid a fee of $25,000 for guaranteeing the Company’s obligations under the Revolving Credit Facility.

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to Main Power in return for the Company executing the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from Main Power.  The original Promissory Note had a final maturity of June 30, 2011, carried an interest rate of 8% per annum and called for principal payments of $150,000 monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to restructure various obligations owed by AeroGrow to Main Power.  As part of the restructuring, AeroGrow issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced certain obligations relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on behalf of AeroGrow.  The Revised Main Power Note has a final maturity of May 31, 2013, and carries an interest rate of 8% per annum.  Interest and principal amounts are payable monthly, with total principal amortization of $625,000 during calendar year 2011, $1,700,000 during calendar year 2012, with the balance paid during calendar year 2013.  As of December 31, 2010, the outstanding balance under the Revised Main Power Note totaled $2,162,046.

Bridge Financing

On August 28 through September 1, 2009, the Company entered into bridge financing arrangements totaling $500,000 (the “Bridge Loans”) with nine lenders who were directors or officers, or who had greater than a 10% beneficial ownership in the Company.  The Bridge Loans were unsecured, subordinated to loans made to the Company by FCC, and accrued interest at 15% per annum.  The Company issued 500,000 warrants to purchase common shares of the Company to the Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

On May 6, 2010, $430,466 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as further described below.  In addition, on May 6, 2010, $25,000 of the Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 24, 2010, an additional $43,594 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.  On October 28, 2010, a payment of principal and interest totaling $28,092 was made against the Bridge Loans.  As of December 31, 2010, $28,750 in Bridge Loans were outstanding, including accrued interest.

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

On May 6, 2010, $504,534 of the Additional Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.”   Of this amount, $379,534 was converted by directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company.  In addition, on May 6, 2010, $50,000 of the Additional Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 1, 2010, a payment of principal and interest totaling $74,390 was made against the Additional Bridge Loans.   On October 28, 2010, an interest payment $5,464 was made against the Additional Bridge Loans.  As of December 31, 2010, $61,699 in Additional Bridge Loans were outstanding, including accrued interest.

First Western Trust Credit Facilities

On May 21, 2010, the Company and First Western Trust Bank (“FWTB”) executed a business loan agreement and related promissory note (the “FWTB Line of Credit”).  The FWTB Line of Credit provides for loans by FWTB to the Company of up to a maximum of $2 million at any given time, subject to the Company maintaining an equivalent amount of cash on deposit in a restricted account at FWTB.  Loans under the FWTB Line of Credit bear interest at a fixed rate of 2.0% per annum.  In addition, the Company paid FWTB an origination fee of $2,500.  The terms and conditions of the FWTB Line of Credit include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Line of Credit, FWTB has the option to declare any loans outstanding immediately due and payable.  During the quarter ended December 31, 2010 there were no borrowings under the FWTB line of credit.  On October 22, 2010 the FWTB Line of Credit was terminated.

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman and CEO, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  In addition, Mr. Walker provided a guaranty of all Company obligations relating to the FWTB Term Loan.  The Company paid Mr. Walker $50,000 as compensation for guaranteeing the FWTB Term Loan.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum and the Company paid a $12,500 origination fee to FWTB.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of December 31, 2010, there was $873,146 outstanding under the FWTB Term Loan, including accrued interest.

Subordinated Secured Convertible Notes

Beginning in March 2010, the Company began a private offering of units comprising an aggregate of up to $8.4 million of 8% Senior Secured Convertible Notes and warrants to purchase 84,000,000 shares of the Company’s common stock (the “Warrants”).  The Company used the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Units (as defined below), the Additional Units (as defined below), and the Final Units (as defined below) was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Units, Additional Units, and Final Units were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or exercise of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

During the nine months ending December 31, 2010, $284,441 of the Subordinated Secured Convertible Notes and accrued interest was converted into common stock.  The remaining unamortized debt discount of $235,662 related to the amount converted was charged to interest expense during the quarters in which the conversions took place.  Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $580,132 and $1,387,261 for the three and nine months ended December 31, 2010, respectively.  As of December 31, 2010, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $5,357,476.

The Company paid $509,119 in placement agent fees and expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three and nine months ended December 31, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $223,444 and $456,573.

As of October 31, 2010, the Company issued new Subordinated Secured Convertible Notes to pay interest accrued through that date (the “Interest Notes”).  A total of $228,763 in Interest Notes, including $30,942 in related party Interest Notes, was issued.  The Interest Notes have the same terms and conditions as the Subordinated Secured Convertible Notes.

Notes Payable - Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% secured convertible promissory notes, including $450,000 in 15% related party secured convertible promissory notes, backed by a portion of the Company’s prospective credit card receipts, (the “Credit Card Notes”) and 5,000,000 warrants to purchase the Company’s common stock (the “Credit Card Warrants”) (collectively, the “Credit Card Offering”). Consideration for the Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to the Company after deducting a 2% sales commission (1% on company-referred investors) paid to GVC Capital LLC, the Company’s placement agent, totaled $1,474,500.  In addition, the Company will pay a 3% deferred sales commission (2% on company-referred investors) to the placement agent concurrently with the repayment of principal of the Credit Card Notes.

The Company used the proceeds from the Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act of 1933 (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Credit Card Offering was offered and sold to six (6) investors who are “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the Credit Card Offering has not been registered under the Securities Act, the securities sold in the Offering, including the Credit Card Notes, Credit Card Warrants and shares of common stock underlying the Credit Card Notes and Warrants are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell their Credit Card Notes (or the shares of the Company’s common stock issuable upon conversion of the Credit Card Notes or exercise of the Credit Card Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

The obligation of the Company to repay the Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman and CEO (up to $500,000), J. Michael Wolfe, Chief Operating Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).  The guarantors have executed a Contribution Agreement between and among themselves to enforce the limited several guaranties, and the Company has executed an Indemnity Agreement to hold harmless the guarantors from any future liability under the guaranties.

In accordance with applicable accounting guidance, the Company recorded a $90,000 debt discount on the Credit Card Offering.  The amortization of the $90,000 debt discount will be reported as additional interest expense and increases in notes payable over the estimated payoff period of the Credit Card Notes.

Amortization of the debt discount on the Credit Card Notes amounted to $28,804 for the three and nine months ended December 31, 2010.  As of December 31, 2010, the remaining unamortized discount on the Credit Card Notes was $61,196.

The Company incurred $66,000 in paid and deferred placement agent fees and expenses in connection with the issuance of the Credit Card Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to interest expense over the estimated payoff period of the Credit Card Notes.    In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase the Company’s common stock to the placement agent (the “Placement Agent Warrants”).  833,333 of the Placement Agent Warrants have an exercise price of $0.18 per share of common stock.  500,000 of the Placement Agent Warrants have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants have a five-year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $30,000 in deferred financing cost on the Company’s balance sheet, which will be amortized to interest expense over the estimated payoff period of the Credit Card Notes.  For the three and nine months ended December 31, 2010, the total amortized deferred financing costs relating to the Credit Card Offering totaled $30,918.

On November 5, 2010 the Company and the placement agent terminated the private offering.

As of December 31, 2010, $1,018,021 in Credit Card Notes was outstanding, including accrued interest.

4.	Equity Compensation Plans

For the three months ended December 31, 2010, the Company granted 7,750,000 options to purchase the Company’s common stock at an exercise price of $0.08 per share under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the three months ended December 31, 2009, the Company granted 25,000 options to purchase the Company’s common stock at an exercise price of $0.14 per share under the 2005 Plan.

For the nine months ended December 31, 2010, the Company granted 7,950,000 options to purchase the Company’s common stock at exercise prices ranging from $0.08 to $0.14 per under the 2005 Plan.  For the nine months ended December 31, 2009, the Company granted 1,644,973 options to purchase the Company’s common stock at exercise prices ranging from $0.07 to $0.14 per share under the 2005 Plan.

During the three months ended December 31, 2010, there were 101,223 options that either were cancelled or expired and zero shares of common stock issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended December 31, 2009, there were 286,118 options that either were cancelled or expired and zero shares issued upon exercise of outstanding stock options under the 2005 Plan.

During the nine months ended December 31, 2010 there were 198,053 options that either were cancelled or expired and zero shares of common stock issued upon exercise of outstanding stock options under the 2005 Plan. During the nine months ended December 31, 2009, there were 1,577,829 options that either were cancelled or expired and 4,075 shares issued upon exercise of outstanding stock options under the 2005 Plan.

As of December 31, 2010, the Company had granted options for 7,667,640 shares of the Company’s common stock that are unvested that will result in $465,923 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2010 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	10,485,425	4.37	$0.10		2,817,785	2.91	$0.14
Over $0.50 to $2.50	-	-	$-		-	-	$-
Over $2.50 to $5.00	-	-	$-		-	-	$-
Over $5.00 to $5.50	409,984	0.26	$5.00		409,984	0.26	$5.00
Over $5.50	25,000	1.22	$5.90		25,000	1.22	$5.90
	10,920,409	4.21	$0.29	$--	3,252,769	2.56	$0.80	$--

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was December 31, 2010.

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

5.	Income Taxes

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

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of December 31, 2010 and March 31, 2010, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

6.	Related Party Transactions

See Note 3.  Notes Payable, Long Term Debt and Current Portion – Long Term Debt for disclosure of related party transactions.

7.	Stockholders’ Equity

As noted above in Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt”, on May 6, 2010, the Company closed on the private sale of Units comprising an aggregate of $4,200,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 42,000,000 Warrants.  The Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Units sold comprised $3,265,000 in cash and $935,000 from the conversion of existing obligations of the Company into the Subordinated Secured Convertible Notes.  The Subordinated Secured Convertible Notes can be converted at the option of the holders into the Company’s common stock at a conversion price of $0.10 per share.  Under certain circumstances, the Company can force conversion of the Subordinated Secured Convertible Notes.

As noted above in Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt”, on June 24, 2010, the Company closed on the private sale of Additional Units comprising an aggregate of $2,600,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 26,000,000 Warrants.  The Additional Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Additional Units sold comprised $2,300,000 in cash and $300,000 from the conversion of existing obligations of the Company into the Subordinated Secured Convertible Notes.  The Subordinated Secured Convertible Notes can be converted at the option of the holders into common stock of AeroGrow at a conversion price of $0.10 per share.  Under certain circumstances, the Company can force conversion of the Subordinated Secured Convertible Notes.

As noted above in Note 3 “Notes Payable, Long Term Debt and Current Portion-Long Term Debt”, on September 17, 2010, the Company closed on the private sale of Final Units comprising an aggregate of $220,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 2,200,000 Warrants.  The Final Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Final Units sold comprised $220,000.  The Subordinated Secured Convertible Notes can be converted at the option of the holders into common stock of AeroGrow at a conversion price of $0.10 per share.  Under certain circumstances, the Company can force conversion of the Subordinated Secured Convertible Notes.

Each Warrant issued as part of the Units, Additional Units, or Final Units entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

The Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,518,600 in deferred financing costs on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three and nine months ended December 31, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $223,444 and $456,573.

As noted above in Note 3 “Notes Payable, Long Term Debt and Current Portion-Long Term Debt”, on October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% Credit Card Notes and an aggregate of 5,000,000 Warrants.  Consideration for the Credit Card Offering comprised $1.5 million in cash.  The Credit Card Notes can be converted at the option of the holders into common stock of AeroGrow at a conversion price of $0.18 per share.

Each Credit Card Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Credit Card Warrants expire October 28, 2015.

The Company granted warrants to purchase the Company’s common stock to the placement agent for its Credit Card Notes (the “Credit Card Note Placement Agent Warrants”).  The Company granted 833,333 Credit Card Note Placement Agent Warrants with an exercise price of $0.18 per common share and 500,000 Credit Card Note Placement Agent Warrants with an exercise price of $0.20 per common share.  The Credit Card Note Placement Agent Warrants have a five year term expiring October 28, 2015 and contain a cashless exercise provision.  The value of the Credit Card Note Placement Agent Warrants has been recognized as $30,000 in deferred financing cost on the Company’s balance sheet, which will be amortized to interest expense over the estimated payoff period of the Credit Card Notes.  For the three and nine months ended December 31, 2010, the total amortized deferred financing costs relating to the Credit Card Note Placement Agent Warrants totaled $9,662.

A summary of the Company’s warrant activity for the period from April 1, 2010 through December 31, 2010 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2010	6,273,390	$4.88	-
Granted	90,573,333	0.19
Exercised	-	-
Expired	(514,996)	5.02
Outstanding, December 31, 2010	96,331,727	$0.47	$0.00

As of December 31, 2010, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Yrs)
7,020,000	$0.10	4.41
833,333	$0.18	4.83
82,720,000	$0.20	4.43
1,320,000	$0.25	3.81
325,000	$1.00	3.13
122,639	$2.00	0.63
16,000	$2.07	2.50
454,000	$6.00	0.44
1,937,299	$6.25	0.16
50,000	$6.96	1.58
746,956	$7.50	1.19
720,000	$8.00	3.68
66,500	$8.25	3.68
96,331,727	$0.47	4.28

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2010, through December 31, 2010, is presented below:

		Weighted
		Average
	Warrants Outstanding	Exercise Price
Outstanding, April 1, 2010	4,164	$1,250
Granted	--	$--
Exercised	--	$--
Expired	--	$--
Outstanding, December 31, 2010	4,164	$1,250

The warrants granted expire five years from issuance.

8.	Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2010 and December 31, 2009.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended December 31, 2010 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, and our ability to obtain financing necessary to fund our future operations. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2010.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in our other filings with the SEC.

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

During the fiscal year ended March 31, 2010 (“Fiscal 2010”), and continuing through December 31, 2010, we have scaled back our operations as a result of the general economic downturn and the resulting decline in consumer confidence and spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As of December 31, 2010, our products were offered in approximately 850 storefronts in North America, as compared to approximately 4,600 stores as of December 31, 2009.  Going forward, we plan to maintain relationships with retailers, both traditional and non-traditional, that have historically proven to be good business partners for AeroGrow.  In this regard, we plan to continue selling through our largest retailer customers, including three customers that comprised approximately 59% of our retailer sales during Fiscal 2010.

Beginning in late Fiscal 2010 and continuing into the fiscal year ending March 31, 2011 (“Fiscal 2011”) we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity. To position our business for the future, we have increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 3.7 million catalogues mailed in Fiscal 2010 and approximately 1.7 million catalogues mailed in the first nine months of Fiscal 2011, print ads in national magazines, web sales, infomercials, mall kiosks, and 60 and 120 second television commercials.  Our products are also sold through television home shopping channels and by online retailers and a limited number of traditional retailers.  Approximately 57.5% and 75.4% of our total sales were direct-to-consumer in Fiscal 2010 and in the nine months ended December 31, 2010, respectively.

Results of Operations

Three Months Ended December 31, 2010 and December 31, 2009

Summary Overview
For the three months ended December 31, 2010, sales totaled $5,002,871, a $2,936,377, or 37.0% decrease from the same period in the prior year.  Approximately 78%, or $2,283,423, of the overall decline in revenue resulted from a 62.6% reduction in sales to retailers, a result of our strategic decision to reduce our exposure to the retail channel because of its low margins and high capital requirements.  Our direct-to-consumer sales also declined, by 14.3% from the prior year, reflecting the combined impact of a 44.9% reduction in the amount of revenue-generating media spending, and lower average pricing on sales of our products resulting from our shift to an “everyday low pricing” sales model.  Despite these issues, the effectiveness of our direct-to-consumer advertising continued to improve, and increased 55.5% year-over-year as we generated $5.30 of direct-to-consumer revenue for every dollar of revenue-generating media spent in the 2010 period, as compared to $3.41 of direct-to-consumer revenue per media dollar in 2009.  The strategic shift away from sales to retailers, the reduced media spend, and the lower pricing for certain of our products was reflected in lower sales of AeroGardens, which declined by 42.6% from the prior year.  Recurring revenue from seed kit and accessories declined as well, by 23.1%, principally because of lower pricing for seed kits and grow bulbs.  On a unit basis, seed kit sales were down 7.4% year-over-year, while grow bulb unit sales were up 51.2%.  Seed kit and accessory sales represented 35.0% percent of total revenue for the three months ended December 31, 2010, up from 28.7% in the prior year period.

Gross margin for the three months ended December 31, 2010 was 42.4%, as compared to 39.2% for the year earlier period.  The increase in percentage margin reflected a variety of factors during the current year period, including efficiencies achieved in our manufacturing and distribution operations and an increased mix of higher-margin direct-to-consumer and seed kit and accessory sales.  Operating expenses other than cost of revenue decreased $1,388,845, or 39.9%, from the prior year reflecting cost saving initiatives, reductions in media spending, and staffing reductions.

Our profit from operations totaled $35,619 for the three months ended December 31, 2010, as compared to a loss of $367,832 in the prior year period.  EBITDA, which we define as profit or loss from operations adjusted to exclude the impact of non-cash depreciation and amortization and is reconciled below, totaled to a profit of $213,933 as compared to an EBITDA loss in the prior year period of $168,977, representing a year-over-year improvement of $382,910.  The improved operating performance reflected the higher gross margin in the 2010 period combined with the significant decrease in operating expenses other than cost of revenue, partially offset by the impact of lower sales.

Other income and expense for the three months ended December 31, 2010 totaled to a net other expense of $1,475,381, as compared to net other expense of $342,835 in the prior year period.  The net other expense in the current year period included $1,088,427 in non-cash expense related to the combined effect of the amortization of deferred financing costs (principally the value of warrants granted to a placement agent) and a debt discount, on convertible notes we issued during the current fiscal year.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the life of the notes, as are the related financing costs.

The year-over-year increase in other expense more than offset the improvement in operating performance, and, as a result, the net loss for the three months ended December 31, 2010 increased to $1,439,762 from a net loss of $710,667 in the same period a year earlier.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2010 and the three months ended December 31, 2009:

	Three Months Ended December 31,
	2010	2009
Revenue
Product sales – retail, net	27.3%	46.0%
Product sales – direct to consumer, net	71.2%	52.4%
Product sales – international	1.5%	1.6%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	57.6%	60.8%
Research and development	1.1%	1.2%
Sales and marketing	26.6%	29.8%
General and administrative	14.0%	12.8%
Total operating expenses	99.3%	104.6%
Profit/(loss) from operations	0.7%	-4.6%

Revenue
For the three months ended December 31, 2010, revenue totaled $5,002,871 a year-over-year decrease of 37.0% or $2,936,377 from the three months ended December 31, 2009.

	Three Months Ended December 31,
Product Revenue	2010	2009
Retail, net	$1,366,060	$3,649,483
Direct to consumer, net	3,563,597	4,159,984
International	73,214	129,781
Total	$5,002,871	$7,939,248

Sales to retailer customers for the three months ended December 31, 2010 totaled $1,366,060, down $2,283,423 or 62.6%, from the same period a year earlier.  The decline principally reflected our strategic decision to reduce our exposure to the retail channel because of the low margins and high capital requirements associated with sales into this channel.  As a result of this decision we discontinued our relationships with a number of retailers that had previously carried our products.  As of December 31, 2010, our products were carried in approximately 850 traditional “brick and mortar” storefronts in the United States and Canada, as compared to approximately 4,600 as of December 31, 2009.  Because of the impact of non-“brick and mortar” retailers, including online retailers and television shopping channels which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

Direct-to-consumer sales for the three months ended December 31, 2010 totaled $3,563,597, down $596,387 or 14.3%, from the prior year period.  The decrease reflected a combination of factors, including a 44.9% year-over-year reduction in the amount of revenue-generating media spent during the period and lower average pricing on the sales of our products that resulted from our shift to a sales strategy that included price reductions across much of our product line.  Despite the decline in direct-to-consumer revenue, there was a 55.5% increase in media effectiveness as direct-to-consumer sales per dollar of advertising expense totaled $5.30 in the quarter ended December 31, 2010, as compared to $3.41 per dollar of advertising expense in the prior year period.

International sales for the three months ended December 31, 2010 totaled $73,214, down $56,567 from the same period in the prior fiscal year.  During the current year period we were not attempting to develop international markets and, in addition, sales to existing international distributors were further constrained by a lack of available inventory, and a dispute with a third party warehouse in Europe that impacted our ability to fulfill orders from customers in Western Europe.

Our products consist of AeroGardens and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2010 and December 31, 2009 is as follows:

	Three Months Ended December 31,
	2010	2009
Product Revenue
AeroGardens	$3,251,866	$5,662,031
Seed kits and accessories	1,751,005	2,277,217
Total	$5,002,871	$7,939,248
% of Total Revenue
AeroGardens	65.0%	71.3%
Seed kits and accessories	35.0%	28.7%
Total	100.0%	100.0%

AeroGarden sales declined $2,410,165 or 42.6%, from the year earlier period, principally reflecting the impact of our decision to reduce sales into the retail channel, lower pricing on certain garden models, and the lower level of direct-to-consumer advertising.  Sales of seed kits and accessories, which represent a recurring revenue stream generated by the 1,020,711 AeroGardens we have sold to-date, declined $526,212, or 23.1%, principally because of lower pricing for seed kits and grow bulbs.  On a unit basis, sales of seed kits declined by 7.4% relative to the prior year period while unit sales of grow bulbs increased by 51.2%.  For the three months ended December 31, 2010, sales of seed kits and accessories represented 35.0% of total revenue, as compared to 28.7% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended December 31, 2010 totaled $2,879,404, a decrease of $1,950,983, or 40.4%, from the three months ended December 31, 2009.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  The dollar amount of cost of revenue decreased primarily because of the decline in revenue discussed above.  As a percent of total revenue, these costs represented 57.6% of revenue as compared to 60.8% for the quarter ended December 31, 2009.  The decrease in costs as a percent of revenue reflected efficiencies achieved in our manufacturing and distribution operations, a greater mix of higher margin direct-to-consumer sales, and a greater mix of higher margin seed kit and accessory sales.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product; in retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within their territory.  As a result, international sales generally have lower margins than domestic retail sales.  The gross margin for the quarter ended December 31, 2010 was 42.4% as compared to 39.2% for the quarter ended December 31, 2009.

Sales and Marketing
Sales and marketing costs for the three months ended December 31, 2010 totaled $1,328,326, as compared to $2,369,726 for the three months ended December 31, 2009, a decrease of 43.9% or $1,041,400.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consist of the following:

	Three Months Ended December 31,
	2010	2009
Advertising	$672,899	$1,221,286
Personnel	373,319	570,195
Sales commissions	57,975	163,947
Trade Shows	7,518	5,923
Other	216,615	408,375
	$1,328,326	$2,369,726

Advertising expense is principally comprised of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products for all our channels of distribution, in addition to generating direct-to-consumer sales.  Advertising expense totaled $672,899 for the quarter ended December 31, 2010, a year-over-year decrease of 44.9%, or $548,387, principally reflecting a lower number of catalogues mailed during the current year period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2010, personnel costs for sales and marketing were $373,319, down from $570,195 for the three months ended December 31, 2009, a decrease of 34.5%.  The decrease principally reflects staff reductions undertaken throughout the prior fiscal year.

Sales commissions, ranging from 2.5% to 5% of net cash collections from our retailer customers, are paid to sales representative organizations that assist us in developing and maintaining our relationships with retailers.  These commissions totaled $57,975 during the quarter ended December 31, 2010, down 64.6% from the prior year.  The year-over-year decline in sales commissions resulted from the combined effects of the decline in sales to retailers during the quarter ended December 31, 2010, as discussed above, the termination of our agreements with the majority of our sales representative organizations, reflecting our strategic decision to de-emphasize the retail channel, and lower negotiated rates.

Other marketing expense decreased year-over-year because lower travel and entertainment expense, inventory storage fees, order processing costs, as well as reduced spending in a variety of categories.

General and Administrative
General and administrative costs for the three months ended December 31, 2010 totaled $702,712, as compared to $1,013,921 for the three months ended December 31, 2009, a decrease of 30.7%, or $311,209.  The decrease reflected a $176,075 reduction in personnel costs, primarily resulting from a year-over-year decline in headcount.  Also, there were reductions across a variety of administrative and governance spending expense categories.

Research and Development
Research and development costs for the quarter ended December 31, 2010 totaled $56,810, a decrease of 38.9% from the quarter ended December 31, 2009.  The lower cost principally reflected lower headcount related to staffing reductions and a reduction in new product development activities.

Operating Profit (Loss) and EBITDA
Our profit from operations for the three months ended December 31, 2010 was $35,619, as compared to a loss of $367,832 for the three months ended December 31, 2009.  The improved performance resulted from the higher gross margin and the 39.9% reduction in non-cost of sales operating expenses, which were partially offset by the impact of lower revenue during the current year period.

As a non-U.S. GAAP measure of our operating performance, we track EBITDA as an indicator of the Company’s ability to generate cash, which we define as Operating Profit or Loss, excluding the non-cash depreciation and amortization expense incurred during the period.  As calculated in the table below, our EBITDA profit for the quarter ended December 31, 2010 totaled $213,933, which was $382,910 better than the $168,977 EBITDA loss recognized during the prior year quarter.

	Three Months Ended December 31,
	2010	2009
Operating Profit (Loss)	$35,619	$(367,832)
Add Back Non-Cash Items:
Depreciation	173,957	212,947
Amortization	4,357	(14,092)
Total Non-Cash Items	178,314	198,855
EBITDA	$213,933	$(168,977)

Other Income and Expense
Other income and expense for the quarter ended December 31, 2010 totaled to a net other expense of $1,475,381, as compared to net other expense of $342,835 in the prior year period.  The net other expense in the current year period included $1,088,427 in non-cash expense related to the amortization of deferred financing costs, and the amortization of a calculated debt discount.  Each of these charges related to convertible notes issued during the current fiscal year.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount will be amortized to expense over the three-year life of the notes, as will the related financing costs.  In the event any of the convertible notes are converted into common stock of AeroGrow, the remaining debt discount related to the converted note is accelerated into the period during which the conversion takes place.

Net Loss
For the three months ended December 31, 2010 the net loss totaled $1,439,762 as compared to a net loss of $710,667 for the three months ended December 31, 2009.  The year-over-year increase in the net loss reflects the comparison of an operating profit in the current year period to the operating loss in the prior year period, which was more than offset by the impact of the non-cash interest expense related to the convertible notes issued during the current fiscal year.

Nine Months Ended December 31, 2010 and December 31, 2009

Summary Overview

For the nine months ended December 31, 2010, sales totaled $8,200,507 which was 42.3% lower than in the prior year period.  The reduction in sales primarily reflected our strategic decision, taken in early 2010, to reduce our sales to retailers because of the relatively low margin and high capital requirements associated with servicing this channel.  As a consequence, sales to retailers declined 70.9% year-over-year, and represented 75.0% of our total sales decline.  Sales into the direct-to-consumer channel also declined, by 18.1%, as a consequence of a 45.3% year-over-year reduction in the amount of advertising expense, lower average selling prices for our products, as well as the impact of inventory shortages we experienced during the first half of the current fiscal year.  Each of these factors reflected cash constraints we faced, particularly in the first quarter of Fiscal 2011.   Nonetheless, our marketing efficiency improved year-over-year as we generated $6.04 in direct-to-consumer sales per dollar of advertising expense in the current year period, up 49.7% from $4.04 during the prior year period.

The gross margin for the nine months ended December 31, 2010 was 36.1% as compared to 36.8% for the year earlier period.  The decline in margin reflected a number of factors, including lower average selling prices during the current year period resulting from our shift to an “everyday low pricing” sales model, inefficiencies in our operations related to cash and inventory shortages experienced in the first half of the fiscal year, and the impact of fixed costs in our manufacturing and fulfillment facility on a lower revenue base.  These factors were offset to a great degree by efficiency improvements achieved in our manufacturing and distribution operations during the fiscal third quarter.  Operating expenses other than cost of revenue were reduced $3,634,571, or 40.7%, from the prior year reflecting cost saving initiatives, staffing reductions, and reduced spending on advertising and promotion.

The loss from operations totaled $2,335,790 for the nine months ended December 31, 2010, as compared to $3,696,807 in the prior year.  The decreased loss reflected the significant reduction in operating expenses other than cost of revenue, which was partially offset by the impact of the decline in revenue and gross margin.

Other expense for the nine months ended December 31, 2010 totaled $2,962,575 as compared to other income of $159,154 in the prior year.  The current year expense included the impact of $2,226,810 in non-cash interest expense related to the amortization of debt discount and deferred financing costs related to our issuance of $7,020,000 in convertible notes in Fiscal 2011 (including the acceleration of debt discount expense related to convertible notes converted into common stock during the current year ended December 31, 2010).  In addition, current year other expense included $105,591 for a revised vendor payment agreement. During fiscal year 2010, the vendor had discounted the amount owed in order to accelerate payment terms.  Because the Company fell behind in the agreed accelerated payments, the vendor is now requiring the original amount to be paid in full.  The prior year income amount included approximately $807,000 in gains that were recognized to reflect discounts negotiated on certain accounts payable balances.

The net loss for the nine months ended December 31, 2010 was $5,298,365 as compared to a $3,537,653 net loss in the same period a year earlier.  The net loss increased year-over-year as the $1,361,017 reduction in the operating loss was more than offset by approximately $2.2 million in non-cash financing charges; and approximately $807,000 in gains related to the negotiated accounts payable discounts realized in the prior year period.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2010 and the nine months ended December 31, 2009:

	Nine Months Ended December 31,
	2010	2009
Revenue
Product sales - retail, net	22.5%	44.7%
Product sales - direct to consumer, net	75.4%	53.1%
Product sales – international, net	2.1%	2.2%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	63.9%	63.2%
Research and development	1.8%	2.7%
Sales and marketing	33.4%	33.6%
General and administrative	29.4%	26.5%
Total operating expenses	128.5%	126.0%

Profit/(loss) from operations	-28.5%	-26.0%

Revenue
For the nine months ended December 31, 2010 and December 31, 2009, revenue totaled $8,200,507 and $14,204,890 respectively, a year-over-year decrease of 42.3% or $6,004,383.

	Nine Months Ended December 31,
Product Revenue	2010	2009
Retail, net	$1,845,011	$6,349,527
Direct to consumer, net	6,182,138	7,545,368
International, net	173,358	309,995
Total	$8,200,507	$14,204,890

The year-over-year decrease in revenue principally reflected sales to retailer customers, which declined by 70.9%, or $4,504,516, representing 75.0% of the total sales decline.  The decline in sales to retailers was caused by our strategic decision in early 2010 to reduce our exposure to the retail channel because of the relatively low margins and high capital requirements of servicing this channel.  As a result, the number of retailers carrying our products was reduced, to an estimated 850 at December 31, 2010, from an estimated 4,600 a year earlier.

Direct-to-consumer sales also decreased year-over-year, by 18.1%, to $6,182,138.  The decline reflected a 45.3% year-over-year reduction in the amount of revenue-generating media spent, lower average selling prices for our products resulting from our shift to an “everyday low pricing” sales model, and inventory stock-out issues resulting from our cash constraints early in the fiscal year, which caused delays in procuring long lead time products, particularly AeroGardens, from Chinese manufacturers.  Despite these issues, overall there was a 49.7% increase in media effectiveness as direct-to-consumer sales per dollar of advertising expense totaled $6.04 for the nine months ended December 31, 2010, as compared to $4.03 in the prior year period.

A summary of the sales of AeroGardens and seed kits and accessories for the nine months ended December 31, 2010 and December 31, 2009 is as follows:

	Nine Months Ended December 31,
	2010	2009
Product Revenue
AeroGardens	$4,871,316	$9,589,778
Seed kits and accessories	3,329,191	4,615,112
Total	$8,200,507	$14,204,890
% of Total Revenue
AeroGardens	59.4%	67.5%
Seed kits and accessories	40.6%	32.5%
Total	100.0%	100.0%

AeroGarden sales decreased $4,718,462, or 49.2% year-over-year, principally reflecting the decline in sales to retailer customers, as well as the decline in revenue-generating media spending.  Seed kit and accessory sales also declined, by $1,285,921, or 27.9%, reflecting the impact of lower average pricing and the overall reduced sales into the retail channel.

Cost of Revenue

Cost of revenue for the nine months ended December 31, 2010 totaled $5,239,919, a year-over-year decrease of $3,730,829, or 41.6%.  The decline principally resulted from the decrease in sales during the period.  As a percent of total revenue, these costs totaled 63.9% for the nine months ended December 31, 2010, as compared to 63.2% in the year earlier period.  The slight increase in costs as a percent of revenue primarily reflected the impact of lower average selling prices for our products, inefficiencies in our operations during the first half of the fiscal year caused by cash and inventory shortages, and higher fixed facility costs on a lower revenue base.  These impacts were offset in large part by improved efficiencies achieved in our manufacturing and distribution operations during the third fiscal quarter, and a greater mix of higher margin direct-to-consumer and seed kit and accessory sales during the third fiscal quarter.

Gross Margin
Because of the effects noted above under Cost of Revenue, our gross margin for the nine months ended December 31, 2010 was 36.1%, down from 36.8% for the prior year period.

Sales and Marketing
Sales and marketing costs for the nine months ended December 31, 2010 totaled $2,738,613, as compared to $4,777,624 for the nine months ended December 31, 2009, a decrease of $2,039,011, or 42.7%.  The breakdown of sales and marketing costs for both time periods is presented in the table below:

	Nine Months Ended December 31,
	2010	2009
Advertising	$1,023,402	$1,870,455
Personnel	1,069,750	1,803,273
Sales commissions	77,376	304,054
Trade shows	7,518	37,031
All other	560,567	762,811
	$2,738,613	$4,777,624

Advertising expense totaled $1,023,402 for the nine months ended December 31, 2010, a decrease of 45.3% from the same period a year earlier, principally reflecting a 38.3% decline in the number of catalogues mailed, and a reduction in television advertising, principally retail-focused spending in Canada during the fiscal third quarter.  Cash constraints, particularly in the first quarter of the fiscal year, impacted the amount of advertising we were able to spend during the current year period.

For the nine months ended December 31, 2010, personnel costs for sales and marketing totaled $1,069,750, a year-over-year decrease of $733,523, or 40.7%.  The decrease principally reflected headcount reduction in sales, marketing, and operations personnel.

Sales commissions decreased by $226,678, or 74.6%, to $77,376, reflecting our strategic shift away from the retail channel and the consequent decline in sales to retailers during the nine months ended December 31, 2010, as discussed above, the termination of our agreements with the majority of our sales representative organizations, and lower negotiated rates.

General and Administrative
General and administrative costs for the nine months ended December 31, 2010 totaled $2,411,195 as compared to $3,767,727 for the nine months ended December 31, 2009, a decrease of $1,356,532, or 36.0%.  The decrease reflected the impact of lower headcount, as well as spending reductions in all areas, including legal expenses, administration, and facility and office-related expenses.

Research and Development

Research and development costs for the nine months ended December 31, 2010 totaled $146,570 as compared to $385,598 for the nine months ended December 31, 2009, a decrease of 62.0%.  The reduced cost principally reflected lower employee expense resulting from staffing reductions.

Operating Loss and EBITDA
The loss from operations for the nine months ended December 31, 2010 totaled $2,335,790, and was $1,361,017 lower than the operating loss of $3,696,807 for the nine months ended December 31, 2009, as the reductions in operating expenses other than cost of sales more than offset the impact of lower revenue and gross margin during the current year period.

EBITDA, which we define as Operating Profit or Loss, excluding the non-cash depreciation and amortization expense incurred during the period, and is reconciled below, totaled to a loss of $1,758,820 for the nine months ended December 31, 2010, as compared to a $3,046,966 loss in the prior year period.

	Nine Months Ended December 31,
	2010	2009
Operating Loss	$(2,335,790)	$(3,696,807)
Add Back Non-Cash Items:
Depreciation	562,999	647,458
Amortization	13,971	2,383
Total Non-Cash Items	576,970	649,841
EBITDA	$(1,758,820)	$(3,046,966)

Other Income and Expense
Other expense for the nine months ended December 31, 2010 totaled $2,962,575, as compared to other income of $159,154 for the nine months ended December 31, 2009.  The net other expense in the current year period included $2,226,810  in non-cash expense related to: (i) the amortization of deferred financing costs, and (ii) the amortization of a calculated debt discount (including amounts accelerated because of the conversion of convertible debt into common stock during the period).  Each of these charges related to convertible notes issued during the current fiscal year.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount will be amortized to expense over the three-year life of the notes, as will the related financing costs.  In addition, current year other expense included $105,591 for a revised vendor payment agreement. During fiscal year 2010, the vendor had discounted the amount owed in order to accelerate payment terms.  Because we fell behind in the agreed accelerated payments, the vendor is now requiring the original amount to be paid in full.  The prior year income amount included the impact of approximately $807,000 in gains recorded as a result of negotiated reductions in accounts payable amounts owed to certain vendors.

Net Loss
The net loss for the nine months ended December 31, 2010 increased to $5,298,365 from $3,537,653 in the prior year, because the $1,361,017 reduction in the operating loss was offset by approximately $2.2 million in non-cash interest expense charges related to the convertible note issue in the current year; and approximately $807,000 in gains related to the negotiated discounts on accounts payable obligations in the prior year period.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in assets and liabilities, the net cash used by operating activities totaled $4,428,651 for the nine months ended December 31, 2010 as compared to $2,061,544 in the prior year.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, issuances of common stock and options, change in allowances for bad debt, and interest expense from warrants issued with convertible debentures, totaled to a net cash gain of $3,061,097 for the nine months ended December 31, 2010, as compared to a net cash loss of $744,104 in the prior year period.

Changes in current assets contributed a net cash usage of $1,170,173during the nine months ended December 31, 2010, principally from increases in inventory and accounts receivable.  As of December 31, 2010, the inventory balance was $3,922,125, representing approximately 176 days of sales activity, and 123 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended December 31, 2010, respectively.  The days in inventory calculation based on the three months of sales activity is greatly impacted by the seasonality of our sales, which are at the highest seasonal level during our fiscal third quarter.  Net accounts receivable totaled $926,010 as of December 31, 2010, representing approximately 140 days of net retail sales activity, and 61 days of net retail sales activity, at the average daily rate of sales recognized during the twelve months and three months ended December 31, 2010, respectively.  The days of receivables calculation is greatly impacted by the timing of sales to retailers during the relevant period.

Current operating liabilities decreased $1,021,210 during the nine months ended December 31, 2010, principally because of reductions in accounts payable totaling $1,218,233.  Accounts payable as of December 31, 2010 totaled $2,192,061, representing approximately 50 days of daily expense activity, and 40 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended December 31, 2010, respectively.

Net investment activity provided a source of cash totaling $161,675, principally because of the release of cash that was previously restricted to support letter of credit obligations.  Net financing activity, including the issuance of convertible debt, the impact of the conversions of various short-term obligations to convertible debt, as well as the net reduction in other debt obligations, provided net cash of $4,807,640 during the nine months ended December 31, 2010, as compared to $2,396,046 in the prior year.

As of December 31, 2010, we had a cash balance of $950,348, of which $160,102 was restricted as collateral for our various corporate obligations.  This compares to a cash balance of $693,444 as of March 31, 2010, of which $443,862 was restricted as collateral for the credit card program and letter of credit obligations.

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

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing accounts payable obligations owed by the Company to Main Power in return for the execution of the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from Main Power.  The original Promissory Note had a final maturity of June 30, 2011, carried an interest rate of 8% per annum and called for principal payments of $150,000 monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to restructure various obligations owed by AeroGrow to Main Power.  As part of the restructuring, AeroGrow issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced certain obligations relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on behalf of AeroGrow.  The Revised Main Power Note has a final maturity of May 31, 2013, and carries an interest rate of 8% per annum.  Interest and principal amounts are payable monthly, with total principal amortization of $625,000 during calendar year 2011, $1,700,000 during calendar year 2012, with the balance paid during calendar year 2013.  As of December 31, 2010, the outstanding balance under the Revised Main Power Note totaled $2,162,046.

Bridge Financing

On August 28 through September 1, 2009, the Company entered into bridge financing arrangements totaling $500,000 (the “Bridge Loans”) with nine lenders who were directors or officers, or who had greater than a 10% beneficial ownership in the Company.  The Bridge Loans were unsecured, subordinated to loans made to the Company by FCC, and accrued interest at 15% per annum.  The Company issued 500,000 warrants to purchase common shares of the Company to the Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

On May 6, 2010, $430,466 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as further described below.  In addition, on May 6, 2010, $25,000 of the Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 24, 2010, an additional $43,594 of the Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.  On October 28, 2010, a payment of principal and interest totaling $28,092 was made against the Bridge Loans.  As of December 31, 2010, $28,750 in Bridge Loans were outstanding, including accrued interest.

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

On May 6, 2010, $504,534 of the Additional Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.”   Of this amount, $379,534 was converted by directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company.  In addition, on May 6, 2010, $50,000 of the Additional Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 1, 2010, a payment of principal and interest totaling $74,390 was made against the Additional Bridge Loans.   On October 28, 2010, an interest payment $5,464 was made against the Additional Bridge Loans.  As of December 31, 2010, $61,699 in Additional Bridge Loans were outstanding, including accrued interest.

First Western Trust Credit Facilities

On May 21, 2010, the Company and First Western Trust Bank (“FWTB”) executed a business loan agreement and related promissory note (the “FWTB Line of Credit”).  The FWTB Line of Credit provides for loans by FWTB to the Company of up to a maximum of $2 million at any given time, subject to the Company maintaining an equivalent amount of cash on deposit in a restricted account at FWTB.  Loans under the FWTB Line of Credit bear interest at a fixed rate of 2.0% per annum.  In addition, the Company paid FWTB an origination fee of $2,500.  The terms and conditions of the FWTB Line of Credit include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Line of Credit, FWTB has the option to declare any loans outstanding immediately due and payable.  During the quarter ended December 31, 2010 there were no borrowings under the FWTB line of credit.  On October 22, 2010 the FWTB Line of Credit was terminated.

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman and CEO, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  In addition, Mr. Walker provided a guaranty of all Company obligations relating to the FWTB Term Loan.  The Company paid Mr. Walker $50,000 as compensation for guaranteeing the FWTB Term Loan.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum and the Company paid a $12,500 origination fee to FWTB.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of December 31, 2010, there was $873,146 outstanding under the FWTB Term Loan, including accrued interest.

Subordinated Secured Convertible Notes

Beginning in March 2010, the Company began a private offering of units comprising an aggregate of up to $8.4 million of 8% Senior Secured Convertible Notes and warrants to purchase 84,000,000 shares of the Company’s common stock (the “Warrants”).  The Company used the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Units (as defined below), the Additional Units (as defined below), and the Final Units (as defined below) was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Units, Additional Units, and Final Units were offered and sold only to investors who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

During the nine months ending December 31, 2010, $284,441 of the Subordinated Secured Convertible Notes and accrued interest was converted into common stock.  The remaining unamortized debt discount of $235,662 related to the amount converted was charged to interest expense during the quarters in which the conversions took place.  Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $580,132 and $1,387,261 for the three and nine months ended December 31, 2010, respectively.  As of December 31, 2010, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $5,357,476.

The Company paid $509,119 in placement agent fees and expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three and nine months ended December 31, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $223,444 and $456,573.

As of October 31, 2010, the Company issued new Subordinated Secured Convertible Notes to pay interest accrued through that date (the “Interest Notes”).  A total of $228,763 in Interest Notes, including $30,942 in related party interest notes, was issued.  The Interest Notes have the same terms and conditions as the Subordinated Secured Convertible Notes.

Notes Payable - Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% secured convertible promissory notes, including $450,000 in 15% related party secured convertible promissory notes, backed by a portion of the Company’s prospective credit card receipts, (the “Credit Card Notes”) and 5,000,000 warrants to purchase the Company’s common stock (the “Credit Card Warrants”) (collectively, the “Credit Card Offering”). Consideration for the Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to the Company after deducting a 2% sales commission (1% on company-referred investors) paid to GVC Capital LLC, the Company’s placement agent, totaled $1,474,500.  In addition, the Company will pay a 3% deferred sales commission (2% on company-referred investors) to the placement agent concurrently with the repayment of principal of the Credit Card Notes.

The Company used the proceeds from the Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act of 1933 (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Credit Card Offering was offered and sold to six (6) investors who are “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the Credit Card Offering has not been registered under the Securities Act, the securities sold in the Offering, including the Credit Card Notes, Credit Card Warrants and shares of common stock underlying the Credit Card Notes and Warrants are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell their Credit Card Notes (or the shares of the Company’s common stock issuable upon conversion of the Credit Card Notes or exercise of the Credit Card Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

The obligation of the Company to repay the Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman and CEO (up to $500,000), J. Michael Wolfe, Chief Operating Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).  The guarantors have executed a Contribution Agreement between and among themselves to enforce the limited several guaranties, and the Company has executed an Indemnity Agreement to hold harmless the guarantors from any future liability under the guaranties.

In accordance with applicable accounting guidance, the Company recorded a $90,000 debt discount on the Credit Card Offering.  The amortization of the $90,000 debt discount will be reported as additional interest expense and increases in notes payable over the estimated payoff period of the Credit Card Notes.

Amortization of the debt discount on the Credit Card Notes amounted to $28,804 for the three and nine months ended December 31, 2010.  As of December 31, 2010, the remaining unamortized discount on the Credit Card Notes was $61,196.

The Company incurred $66,000 in paid and deferred placement agent fees and expenses in connection with the issuance of the Credit Card Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to interest expense over the estimated payoff period of the Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase the Company’s common stock to the placement agent (the “Placement Agent Warrants”).  833,333 of the Placement Agent Warrants have an exercise price of $0.18 per share of common stock.  500,000 of the Placement Agent Warrants have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants have a five-year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $30,000 in deferred financing cost on the Company’s balance sheet, which will be amortized to interest expense over the estimated payoff period of the Credit Card Notes.  For the three and nine months ended December 31, 2010, the total amortized deferred financing costs relating to the Credit Card Offering totaled $30,918.

On November 5, 2010 the Company and the placement agent terminated the private offering.

As of December 31, 2010, $1,018,021 in Credit Card Notes was outstanding, including accrued interest.

Cash Requirements

The Company generally requires cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay for debt obligations as they come due.

We expect to fund these and other cash requirements with cash provided by operations, the debt facilities described above, and with existing cash.  In addition, we are attempting to secure a new source of short-term funding to support our seasonal working capital requirements for our next fiscal year, and we may raise new long-term debt or equity capital depending on market conditions.  At this time, based on a variety of assumptions including, but not limited to, our anticipated operating cash flow, the level of customer and consumer demand, our access to funding, the impact of cost reduction programs, and the state of the general economic environment in which we operate, we believe we have sufficient liquidity to support our operations through the balance of our current fiscal year.  Subsequent to that time period, in order to continue to meet our liquidity requirements we will need to secure additional capital, either in the form of seasonal working capital borrowings, or longer-term debt or equity capital, or reduce our scale of operations.  There can be no assurance that we will have access to sufficient capital, from our existing financing sources or from other sources, to enable us to meet our short-term cash requirements.  In the event we take actions to reduce its scale of operations, there can be no assurance that such actions will be sufficient, or on a timely basis, to allow us to meet our liquidity requirements.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding our business plan, projected operating cash flow, anticipated capital expenditures, and availability under our various existing credit facilities.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $950,348 ($160,102 of which was restricted as collateral for letters of credit and other corporate obligations) as of December 31, 2010,
•	our cash of $595,324 ($96,690 of which is restricted as collateral for letters of credit and other corporate obligations) as of February 9, 2011,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•	our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of our direct-to-consumer initiatives.

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer-focused marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customers,
•	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
•	uncertainty regarding the capital markets and on our access to sufficient capital to support our current and projected scale of operations,
•	the seasonality of our business, in which we have historically experienced higher sales volume during the fall and winter months (September through March), and
•	a timely, uninterrupted supply of product from our third-party manufacturing suppliers in China.

During Fiscal 2010, we took a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  We issued approximately $6.7 million of convertible preferred stock to re-capitalize the Company, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  Furthermore, during Fiscal 2011, we issued $7,020,000 in Subordinated Secured Convertible Notes and $1.5 million in Credit Card Notes (as described above).

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subordinated Secured Convertible Notes

As of October 31, 2010, the Company issued Subordinated Secured Convertible Notes (the “Interest Notes”) to pay interest accrued through that date on its 8% Subordinated Secured Convertible Notes.  A total of $228,763 in Interest Notes was issued.  The Interest Notes have the same terms and conditions as the 8% Subordinated Secured Convertible Notes (refer to the description of the Subordinated Secured Convertible Notes in the Liquidity and Capital Resources section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

10.6	Escrow and Account Control Agreement dated October 21, 2010 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed October 28, 2010).
10.7*	Promissory Note and related Agreement by AeroGrow International, Inc. and Main Power Electrical Factory Ltd dated as of December 31, 2010.
10.9	2005 Equity Compensation Plan, as amended and restated (incorporated by reference to Appendix A of our Definitive Information Statement on Schedule 14C, filed July 28, 2010).
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: February 14, 2011	/s/Jack J. Walker
By: Jack J. Walker
Its: Chairman and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 14, 2011	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2011	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)