Form 10-K
period 2011-03-31
AeroGrow International, Inc.
filed 2011-08-15
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2010 was $1,101,721, the last day of the Company’s most recent second quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         The number of shares of the registrant's common stock outstanding as of July 29, 2011 is 19,244,160.

DOCUMENTS INCORPORATED BY REFERENCE

None

AeroGrow International Inc.
Annual Report on Form 10-K
Year Ended March 31, 2011

This Annual Report on Form 10-K (“Annual Report”) for AeroGrow International, Inc. (“AeroGrow,” the “Company,” “we,” “our” or “us”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “may,” “will,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, access to funding, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are only predictions that are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the SEC, specifically the most recent reports on Form 10-Q. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.  BUSINESS

Our Business

AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use and priced to appeal to the gardening, cooking, and healthy eating, and home and office décor markets. To date, we have launched multiple lines of proprietary indoor gardens, more than 50 corresponding proprietary seed kits, and various cooking, gardening and décor accessories, both nationally and internationally.

As of March 31, 2011, we had manufactured and shipped 1,035,690 AeroGarden® units and 2,324,062 replacement seed kits to consumer and retailers worldwide.  We commenced initial marketing and distribution of our products in March 2006 through retail distribution.  We have expanded these marketing efforts to encompass direct-to-consumer sales channels, which include direct television, internet, and our own in-house direct mail catalogue, online retailers, home shopping networks, and international markets.

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

We believe that our products allow almost anyone, from consumers who have no gardening experience to professional gardeners, to produce year-round harvests of a variety of herbs, vegetables, and flowers, regardless of season, weather, or availability of natural light. We believe that our indoor gardening products’ unique and attractive designs make them appropriate for use in almost any location, including kitchens, living areas, and offices.

Our indoor gardening units are sold through different channels designed to match customer needs and interests with the appropriate garden unit features and benefits at prices ranging from approximately $100 to $230, depending on size, design elements, light intensity and other automated features.

Corporate History

AeroGrow International, Inc. (“AeroGrow”) was formed as a Nevada corporation on March 25, 2002. AeroGrow merged with Wentworth I, Inc., a Delaware corporation on February 24, 2006, and AeroGrow was the surviving corporation.

After more than three years of initial research and product development, we began sales activities in March 2006. Since that time, we have expanded our operations and currently distribute our products through multiple sales channels.  We have developed direct sales channels including web sales, direct television sales, including infomercials and 60 and 120 second television commercials, and a direct mail catalogue business with approximately 2.8 million catalogues mailed in our fiscal year ended March 31, 2011 (“Fiscal 2011”).  AeroGarden products are also sold through an estimated 575 retail storefronts in North America, and in nine countries internationally.  We have expanded our product lines, and now offer more than 15 different indoor garden models, more than 50 seed kits, and various gardening and kitchen accessories.

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

Aeroponic technology is derived from hydroponics and occurs when plant roots are suspended in an air chamber and bathed with a nutrient solution. We believe that the aeroponic technology used in our indoor gardening products is a technological advance over most hydroponic growing systems because plant roots are partially suspended in air and allowed direct access to oxygen, while being bathed in a highly oxygenated, nutrient rich solution.  For these reasons, we believe the use of a well-designed and maintained aeroponic system can yield increases in growth rates and plant survival when compared to most hydroponic or soil-based systems.

Until the development of our indoor gardening products, certain barriers prevented hydroponic or aeroponic technology from being incorporated into mainstream, mass-marketed consumer products, including:

·
Consumers generally lack the specialized knowledge required to select, set up, operate, and maintain the various components for a typical hydroponic or aeroponic system, including growing trays, irrigation channels, growing media, nutrient reservoirs, and nutrient delivery systems consisting of electronic timers, pumps, motors, tubing, and nozzles;

·
Consumers generally do not possess the specialized knowledge required to select, set up, operate, and maintain the varied indoor lighting systems that are necessary to grow plants indoors in the absence of adequate natural light;

·	Consumers are often unable to properly mix and measure complex hydroponic nutrient formulas, which change depending on the plant variety and the stage of plant growth;

·	Consumers are unable to deal with the problem of nutrient spoilage; and

·	Federally-mandated water quality reports show that the water in many large cities is not suitable for hydroponic or aeroponic growing and requires treatments in order to sustain growth.

Our research led us to believe that these complexities have been accepted in existing hydroponic market channels because these manufacturers have generally focused their product development and marketing efforts on satisfying the needs of the commercial greenhouse and dedicated hobbyist markets. These users are motivated to gain the specialized knowledge, equipment and experience currently required to successfully grow plants with these products.  Our research indicated that the hydroponic growing equipment currently available in these markets is bulky, expensive and comprised of many, often unintegrated, parts.

We believe that the complexities of currently available commercial hydroponic and aeroponic products fail to address the needs and wants of the mass consumer market, leaving that market unserved. We further believe that our trade secrets, patented and patent-pending inventions, and companion technologies have simplified and improved hydroponic and aeroponic technologies and have enabled us to create an indoor hydroponic and aeroponic gardening system appropriate for the mass consumer market.

Our Proprietary Technology

We spent the years between the concept development and today innovating, simplifying, and integrating our proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop more than 15 different models of indoor gardens, each with different features and technology groupings, priced from approximately $100 to $230.  We have filed 18 patent applications in the United States and internationally to protect our inventions, and seven patents have been issued (four in the United States and three internationally).  Following is a description of our proprietary technologies and inventions that are used in our indoor garden system and seed kits.

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

Custom Nutrients and Automatic pH Adjustment. We have developed patented nutrient solutions designed specifically to deliver the proper nutrients to plants, while offering consumers a user-friendly application methodology. Plant specific nutrients are included with each seed kit, and consumers simply add them when instructed by the microprocessor-based nutrient reminder. The pre-measured and mixed nutrients eliminate the need for measuring and mixing multi-part nutrient formulas and storing various nutrients in separate containers. Also formulated into the nutrients is a proprietary buffer that automatically adjusts tap water from around the country to the right pH ranges for plant growth.  Without this adjustment, tap water from many areas in the country will severely limit or inhibit plant growth in most aeroponic and hydroponic systems.

Integrated and Automated Lighting System. Hydroponic systems typically do not incorporate built-in lighting systems. Our indoor gardening products include built-in adjustable grow lights with ballast, reflector hood, grow bulbs and an electronic timer. Our integrated lighting systems include high-output compact fluorescent light bulbs that deliver a spectrum and intensity of light designed to optimize plant growth without natural light. In addition, our lighting system is fully automated and controlled by our microprocessor-based control panel described above. Variations in lighting are a differentiator in our product lines, and we have several gardens on the market with “50% more light and twice the height” of our initial gardens, allowing consumers to grow larger plants such as full-sized tomatoes in our indoor gardens, and deliver higher yields.

New Technologies in Development.  Although we have scaled down our research and development activities in the last few years, we continue to develop incremental improvements in lights, nutrients, oxygenation, seed variety selection, and style and design innovation that are introduced to products on an ongoing basis.

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

Gardener Market. The 2010 National Gardening Survey conducted by the National Gardening Association states that gardening is America’s number one hobby with more than 81 million households active in gardening.  Based upon this survey, there were estimated to be 36 million households participating in food gardening and 13 million households participating in fresh herb gardening.  We believe that our indoor gardening products and related products offer both expert and novice gardeners several major benefits not readily available through traditional gardening methods, including:

·	the ability to grow fresh herbs, lettuces, vegetables, tomatoes, and flowers year-round, regardless of indoor light levels or seasonal weather conditions,

·	the ability to easily start plants indoors during colder months and then transplant them outdoors at the onset of the outdoor growing season,

·	the ability to use stem cuttings to propagate multiple reproductions of the desired plants in our indoor gardening products, and

·	the ease of growing in our indoor gardens, in contrast to the toil associated with traditional gardening, including preparing the soil, planting, thinning, weeding, watering, and removing pests.

“Want-to-be” Gardener Market. We believe that many people have an interest in gardening but lack the knowledge, confidence, available space, equipment, or time to garden. We have observed the following barriers that often prevent people from gardening:

·	gardening requires an ongoing time commitment,

·	apartment, high-rise, and condominium dwellers often lack the land needed for a traditional garden,

·	gardening requires physical work, which can be a significant barrier to people with limited mobility or health issues,

·	buying the necessary equipment to garden can be expensive, and

·	gardening requires knowledge and expertise.

   We believe that our indoor gardening products overcome many of these barriers and provide a simple, convenient way for many current non-gardeners to begin to garden.

Cooking and Healthy Eating Market. Many Americans enjoy cooking as a hobby.  Consumers in this market include:

·	people interested in cooking who would appreciate the convenience and satisfaction of having a readily available supply of fresh-cut herbs to flavor soups, salads, and other dishes,

·	people who prefer the distinctive texture and taste of freshly picked, vine-ripened tomatoes, basil, lettuces, and other vegetables over days-old supermarket produce, and

·
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

Products

AeroGarden Indoor Gardens.  We currently offer more than 15 different indoor garden models priced from approximately $100 to $230 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusions of plant support systems.

Currently, our AeroGarden product line is divided into four main categories:

1.
AeroGarden 3 Series – The AeroGarden 3 series features the Advanced Growing System, grow lights, a smaller footprint, and an attractive, stylish design that makes it suitable for use as a decorative feature throughout the home or office.  AeroGarden 3s fit easily on kitchen counters, night stands, and end tables. Some models include upgraded trim and new finish designs such as the “Ladybug” garden targeted at all-family usage.  Retail prices range from $100 to $110.

2.
AeroGarden 6 Series – The AeroGarden 6 series features the Advanced Growing System, grow lights, greater output than the AeroGarden 3 series, and a space-saving configuration with a 30% smaller footprint relative to our AeroGarden 7 and AeroGarden Extra series, to fit more easily on countertops and in corners for apartments, condos, and smaller kitchens. Retail price is $149.

3.	AeroGarden 7 Classic Series – Our original products which feature the rainforest nutrient delivery system, automated lights, and reminder systems. Retail prices range from $170 to $190.

4.
AeroGarden Extra Series – AeroGarden 7 with extended lamp arms and greater light output for growing larger vegetables.  Some models also include stainless steel trim.  Retail prices range from $200 to $230.

AeroGarden Seed Kits.  We currently offer more than 50 seed kits for use in our indoor gardening products. These seed kits include pre-seeded bio-grow seed pods and a three-to-six-month supply of nutrients, including our patented formula for adjusting water quality. Our seed kits retail at prices ranging from $15 to $30, and include:

·   Vegetable Gardens:  cherry tomato, chili pepper, salsa garden.

·   Herb Gardens: gourmet herbs, Italian herbs, pesto basil.

·   Flower Gardens: cascading petunias, English cottage, scented blooms, mountain meadow.

·   Salad Gardens: salad greens, romaine lettuce.

Our seed kits are sold to consumers for use with our indoor gardening products.  Individual seed kits are grown by consumers for three to six months and then new seed kits may be purchased for replanting.

AeroGarden Seed-Starting Kits.  Our line of Seed Starting Trays and Grow Anything Kits are designed to allow consumers to plant and grow their own seeds in the AeroGarden.  With our Seed Starter Trays, consumers can start up to 66 seedlings in our indoor gardens for transplant into their outdoor gardens when weather allows.  With the Grow Anything Kit, consumers can grow their own seeds to maturity in the AeroGarden, or transplant seeds outdoors when weather allows.

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

Integrated Marketing and Sales Channel Strategy

We consider our products to be an entirely new product category. A primary objective since launch has been to maximize the exposure of the product and educate consumers on the benefits of indoor gardening through an integrated marketing and distribution strategy.  We launched with a nationwide public relations campaign in 2006, and have since received extensive media exposure, with multiple features on national talk shows as well local television coverage, local and national print articles and blog and Internet pieces.  We combined the public relations launch with a retail and direct strategy focusing on high visibility partners and media, including product sales through retailers, national cataloguers, home shopping channels, direct television commercials, our own in-house direct response catalogue, internet sales, and inbound and outbound telemarketing.

Shift in Channel Strategy.  During the fiscal year ended March 31, 2010 (“Fiscal 2010”) we determined that broad distribution through the retail channel was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As a consequence, we terminated our relationships with certain retailers and re-focused our efforts on building our direct-to-consumer business.  As of March 31, 2010, our products were being offered in approximately 1,290 storefronts in North America, as well as through select online retailers.  During Fiscal 2011, we further reduced the number of storefronts carrying our products as we focused our efforts on building relationships with only those retailers, both traditional and non-traditional, that had historically proven to be good business partners for AeroGrow.  As of March 31, 2011, our products were being offered in approximately 575 storefronts in North America, as well as through select online retailers.  During the fiscal year ending March 31, 2012, we anticipate that there will be a continued reduction in the number of retail outlets carrying our products.

To further our strategic shift towards direct-to-consumer selling, we began investigating the network marketing channel of distribution during Fiscal 2011.  Network marketing, which is also known as direct selling or multi-level marketing, involves person-to-person selling through independent distributors, which we believe represents a logical potential next step in our stated strategy to move the marketing and selling of AeroGrow products closer to the end consumer.  In April 2011, we entered into a Licensing Agreement with Cyrano Partners, LLC (“Cyrano”) under which Cyrano began to offer our products in the network marketing sales channel.  Simultaneously we entered into a Transaction Agreement with Cyrano to form a joint venture to pursue the network marketing sales channel, subject to the achievement of certain conditions precedent, including an obligation on the part of Cyrano to raise the capital necessary to fund the joint venture.  Cyrano was unable to satisfy the funding condition precedent and, in August 2011, the Licensing Agreement and the Transaction Agreement were terminated.  (For further information on the Cyrano transactions, please refer to Item 9B. Other Information of this Annual Report on Form 10-K for the year ended March 31, 2011.)

Direct Response Sales. In the fall of 2006 we launched an infomercial advertising campaign, which began with 30-minute programming and has since been supplemented with 60-second and 120-second television commercials. We have since created new infomercials and commercials highlighting our products.  Overall spending on TV advertising has decreased as a percentage of the overall marketing budget, as we have been cash constrained and therefore focused our spending on the most efficient media channels.

In 2007, we produced and began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In Fiscal 2011 we mailed approximately 2.8 million catalogues.  With our catalogue sales we focus on remarketing to current customers and also prospecting for new customers using database marketing techniques.

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

During Fiscal 2011, direct response sales represented 79.3% of our total net sales.

Retail Sales. Initial shipments to retailers commenced in March 2006.  Over the next several years, we rapidly grew our retail distribution and as of March 31, 2009 our products were being sold through approximately 7,500 stores in North America.  In Fiscal 2010 and 2011, we reduced our sales to retailers as discussed above, and as of March 31, 2011 our products were being sold through approximately 575 stores in North America.  During Fiscal 2011, sales to retailers represented 19.1% of our total net sales.  Approximately 81.1% of our total sales to retailers represented sales to Canadian Tire Corporation, Amazon, and QVC.  Canadian Tire Corporation represented 60.4% of our total retail sales for the fiscal year ended March 31, 2011.

International Sales. We began testing international sales opportunities in the UK and Japan in late 2007, and have since expanded internationally into Australia, South Korea, Mexico, France and several other countries.  During Fiscal 2011, international sales represented 1.6% of our total sales.  International efforts in Fiscal 2011 were limited to supporting distribution in existing markets.  Material incremental expansion into new countries is not anticipated in the immediate future, but we expect to pursue international growth in future years as and when resources allow.

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

However, we recognize that there are other companies that are better funded and have greater experience in producing hydroponic products in commercial markets, or that have been more successful in manufacturing or selling consumer product or soil-based gardening products.

Manufacturing and Operations

We source our AeroGarden products and accessory items from contract manufacturing companies that manufacture products using tooling we own, in accordance with our specifications, and subject to our intellectual property rights.  During Fiscal 2011, we assembled and packaged our seed kits in our facility in Indianapolis, Indiana.

We have three Chinese manufacturers of our garden products.  Each is capable of manufacturing multiple garden models.  We believe the existing production capacity of these manufacturers is more than sufficient to meet our garden requirements for the short-to-medium term.  In addition, capacity expansion is available in a reasonable period of time with a nominal tooling investment.  We also try to have multiple, dual-sourced manufacturers of our many component parts and accessories.

In July 2008 we opened a company-operated distribution center in Indianapolis, Indiana where we also produced and assembled our seed kits.  In May 2011, we closed this facility and moved all our North American distribution and seed kit assembly operations to a third party logistics facility in Mexico, Missouri.  Indoor gardening products are shipped from China to the third-party fulfillment center in Missouri, as well as to third party distribution facilities in countries outside the North America.

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

As of March 31, 2011, we have filed eight patent applications in the United States and four patent applications internationally to protect our inventions, and of these, four United States and three international patents have been issued.   We believe that the technology covered by our patent applications does not infringe on issued patents owned by others. We believe that if we fail to receive patents for any one of these patent applications, our operations will not be materially adversely affected. We believe that failure to obtain patents, however, will make it easier for competitors to bring competitive products to market. If competitive products perform better or are marketed by companies with greater financial and distribution resources than us, these competitive products may adversely affect our operations. In addition to the patents being sought, we maintain critical information about our products as trade secrets. The inventions under the patent applications have not been granted patents, and there can be no assurance that patents will be granted.

In addition, we have filed, and from time to time will file, trademark applications in the United States and internationally, a number of which have been registered or allowed.  We intend to prosecute to protect our products and brand equity.

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

Personnel

As of March 31, 2011, AeroGrow employed 34 employees with 33 full-time and 1 part-time.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good. Our outsourced business includes, but is not limited to, manufacturing, some telemarketing, infomercial production, and some fulfillment and shipping.  Additional employees and/or consultants may be hired in the future as our operations grow.

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

Risks Related to our Business, Products and Markets

Our management and our independent registered public accounting firm, in their report on our financial statements as of and for the year ended March 31, 2011, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended March 31, 2011, were prepared on a going concern basis in accordance with United States generally accepted accounting principles.  The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.  Our management and our independent registered public accounting firm have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.  We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into a corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us.  If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business.  These uncertainties raise substantial doubt about our ability to continue as a going concern.  If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

If we are unable to obtain needed additional capital to fund our operations over the near-term, stockholders may lose all of their investment in our common stock.

During the fiscal year ending March 31, 2012, we will require additional capital to support our business, cover operational expenses, acquire inventory, invest in consumer marketing, and finance our growth.  Without additional capital we will not be able to meet all of these requirements and will have to take actions to reduce costs and minimize other cash requirements.  There can be no assurances given that we will be able to raise the capital we need, or that, in the absence of new capital, we will be able to reduce our cash requirements in a sufficient amount, or within the necessary timeframe, to be able to continue operating.  We may need to issue equity, debt, or securities convertible into equity, which are likely to rank senior to our common stock and to dilute the current stock ownership in AeroGrow, and may cause stockholders to lose all of their investment in our common stock.

We have incurred substantial losses since inception and may never achieve profitability.

Since we commenced operations in 2002, and through March 31, 2011, we incurred substantial losses, including a net loss of $7,921,740 for the twelve month period ended March 31, 2011.  As of March 31, 2011, our losses have resulted in an accumulated deficit of $64,194,543.  The future success of our business will depend on our ability to profitably expand sales of our AeroGarden indoor garden systems, seed kits and accessory products to consumers, and develop new product extensions and applications.

We are subject to many of the risks common to developing enterprises, including undercapitalization, cash shortages, limitations with respect to financial and other resources, and insufficient scale to be self-sustaining. There is no assurance that we will ever attain profitability.

Our financial condition may limit our ability to borrow funds or to raise additional equity as may be required to fund our future operations.

Our ability to borrow funds or raise additional equity may be limited by our financial condition.  In addition, a failure to obtain additional funding to support our working capital and operating requirements could prevent us from making expenditures that are needed to allow us to maintain our operations.

Our cash and cash equivalents may not be sufficient to fund our operations beyond the second fiscal quarter of the fiscal year ending March 31, 2012.

Assuming our current costs of operations remain relatively unchanged over the next several months, we believe that our present cash and cash equivalents, combined with our projected results from operations, may not be sufficient to fund our operations beyond the second fiscal quarter of the fiscal year ending March 31, 2012.  Unless we are able to raise additional funds from our financing efforts prior to such time, we may not be able to support our operations and may be forced to cease operations, dissolve the company, or file for bankruptcy.

We have shifted the focus of our business strategy toward the direct-to-consumer sales channels.  Failure to successfully develop our position in these channels could have an adverse impact on our future results of operations.

During Fiscal 2010, we announced a strategic shift to increase our focus on the direct-to-consumer business channels.  Since then we have dedicated a larger proportion of our capital and human resources to develop these channels.  Successfully growing these channels will require that we invest in revenue-generating media to attract new customers, effectively target our marketing messages to consumers, and develop ongoing relationships with consumers through excellence in our fulfillment, shipping and customer service operations.  There can be no assurances given that we will be successful in achieving these requirements, or that we can do so on a timely basis.  In the event we do not succeed in developing the direct-to-consumer channels as we intend, there could be a material adverse impact on our future results of operations.

We have effectively transitioned our business away from the retail distribution channel.  Unless our direct-to-consumer strategy is successful, this change in channel strategy could have a material adverse impact on our business.

In the fiscal year ended March 31, 2011, approximately 19.1% of our net sales were to retailer customers.  Our transition to a direct-to-consumer business model has resulted in our discontinuing sales to all but one of our former retailer customers.  Unless the direct-to-consumer distribution model is successful, this change could have a material adverse impact on our business and our financial results.

We currently sell to only one major “brick and mortar” retailer customer, Canadian Tire Corporation (“CTC”).  The loss of this customer could have a material adverse impact on our business.

In Fiscal 2011, our net sales to CTC totaled $1,303,657, representing 11.5% of our total net sales.  The loss of CTC as a customer, or a significant decline in orders from CTC could materially affect our sales of indoor garden systems, seed kits and accessories, and therefore have a material adverse impact on our financial results.

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

Our future revenue and profitability depend on the successful marketing of our indoor garden systems.  We cannot give assurance that consumers will continue to be interested in purchasing our products.  We currently use direct consumer marketing, including television commercials, infomercials, catalogue, magazine and newspaper advertising, and the Internet.  If our marketing strategies fail to attract customers, our product sales will not produce future revenue sufficient to meet our operating expenses or fund our future operations.

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

For the fiscal year ended March 31, 2011, approximately 49.2% of our total net sales occurred during four consecutive calendar months (September – December).  We must therefore estimate sales in advance of the anticipated peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.  Significant variations in actual demand for our products during the peak months relative to our forecast could result in our sales being limited by lack of product, our not achieving a sufficient level of sales to cover expenses incurred throughout the balance of the year, or in our having excess inventory to liquidate at potentially lower margins.  In any of these cases, there could be a material adverse impact on our financial performance.

We are highly reliant upon a single distribution and assembly facility.  Any material disruption to the operation of this facility could adversely affect our business.

In April 2011 we entered into an agreement with Wildernest Logistics Solutions, Inc. to provide fulfillment and manufacturing services from a facility based in Mexico, Missouri.  We transitioned the entirety of our fulfillment and seed kit assembly operations to this facility in May 2011. We cannot predict with certainty whether this change will result in improved and more efficient and cost-effective operations.  Any material disruption to the operation of this facility, whether caused by internal or external factors could have a material adverse impact on our business and financial performance.

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

Our current AeroGarden manufacturers are located in China and therefore our product costs may be subject to fluctuations in the value of the dollar against the Chinese currency.

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

Through March 31, 2011, we have sold 1,035,690 AeroGardens since our inception and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have an adverse impact on our results of operations.

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

Our outstanding warrants, options and additional future obligations to issue our securities to various parties, may dilute the value of an investment in AeroGrow.  In addition, the terms and conditions of these securities could significantly impact the price of our common shares, and could adversely impact our ability to raise additional equity capital.

As of March 31, 2011, we had reserved for issuance up to approximately 246 million additional shares of common stock under the terms of outstanding convertible notes, warrants, options, conversion of Series A Convertible Preferred and other arrangements.

During Fiscal 2010, we issued an aggregate of 7,586 shares of Series A Convertible Preferred stock that now give the holders the right to convert their preferred shares into a total of 43,822,253 common shares of AeroGrow.  The preferred shareholders also received 4,164 warrants to purchase additional preferred shares that now can be exercised to purchase 24,911,126 shares of AeroGrow common stock.  During 2010 we issued $7.02 million in 8% Subordinated Secured Convertible Notes that now give the holders the right to convert their notes and accrued interest into 68,842,846 common shares of AeroGrow.  The note holders also received 70,200,000 warrants to purchase common shares of AeroGrow.

As part of the actions necessary to proceed with the transactions anticipated by our pending network marketing initiative, we have agreed to adjust the terms of the 8% Subordinated Secured Convertible Notes and warrants which, in turn will trigger an anti-dilution adjustment to the conversion price of the Series A Convertible Preferred shares.  Giving effect to the adjustments to the conversion and exercise prices, there will be an aggregate of approximately 94 million shares of Common Stock reserved for issuance pursuant to the conversion of the Series A Convertible Preferred which is outstanding and the underlying warrants, and approximately 222 million shares of Common Stock reserved for issuance pursuant to the conversion of the 8% Subordinated Secured Convertible Notes and the underlying warrants.

For the length of time the convertible notes, warrants, options and preferred shares are outstanding, the holders will have an opportunity to profit from a rise in the market price of our common stock without assuming all the risks of common share ownership. This may adversely affect the terms upon which we can obtain additional capital. The holders of such derivative securities would likely exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the notes, warrants or options.

Further, future sales of substantial amounts of these shares, or the perception that such sales might occur, could cause the market price of our common stock to decline and could impair the value of an investment in our common stock and our ability to raise equity capital in the future.

For more detail on the Series A Convertible Preferred securities, the 8% Subordinated Secured Convertible Notes, and our pending transactions to pursue the network marketing sales channel, see Item 7 - Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources, and Item 9B. Other Information of this Annual Report on Form 10-K for the year ended March 31, 2011.  In addition, see Note 2 – Notes Payable and Long Term Debt and Note 7 – Stockholders’ Equity in the accompanying Notes to Financial Statements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

   None.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease a 21,012 square foot office space in, Boulder, Colorado, with a current monthly rent of $19,261. We also pay our proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

During the fiscal year ended March 31, 2011, we also rented approximately 90,400 square feet of warehouse and manufacturing space in Indianapolis, Indiana at the rate of $16,950 per month.  We closed this facility and terminated the lease in May 2011.

While our facilities appear adequate for the foreseeable future, we may add space to meet future growth as needed. Upon expiration of our current leases, we believe that we will be able to either renew our existing leases or arrange new leases in nearby locations on acceptable terms. We believe that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business.  We cannot estimate with certainty our ultimate legal and financial liability with respect to any such pending litigation matters.  However, we believe, based on our examination of such matters, that our ultimate liability, if any, will not have a material adverse effect on our financial position, results of operations or cash flows.

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

	Fiscal Year Ended 3/31/11		Fiscal Year Ended 3/31/10
	High	Low	High	Low
1st Quarter - Ended June 30	$0.19	$0.13	$0.24	$0.12
2nd Quarter - Ended Sept 30	$0.16	$0.05	$0.18	$0.07
3rd Quarter - Ended Dec 31	$0.10	$0.05	$0.22	$0.12
4th Quarter - Ended Mar 31	$0.09	$0.03	$0.20	$0.12

Holders

As of May 31, 2011, we had approximately 485 holders of record of our common stock.

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

Company Stock Performance

The following graph compares the cumulative total stockholder return data for our stock for the period beginning April 1, 2008 and ending on March 31, 2011 to the cumulative return over such period of (i) The Russell 2000 Index (RUT) and (ii) the Russell Microcap Index (IWC).  The graph assumes $100 was invested on March 31, 2008 in our Common Stock and in each of the comparative indices. Note that the historical stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data
	Fiscal Years ended March 31,
	2011	2010	2009
Revenues	$11,313,212	$17,251,347	$37,449,868

Cost of revenue	7,928,687	11,846,399	23,710,787
Research and development	187,178	424,741	2,146,493
Sales and marketing	3,760,290	6,104,742	13,772,822
General and administrative	3,116,446	5,112,647	7,043,391
Total operating expenses	14,992,601	23,488,529	46,673,493

Loss from operations	(3,679,389)	(6,237,182)	(9,223,625)

Other (income) expense	4,242,351	94,023	1,089,889
Net loss	$(7,921,740)	$(6,331,205)	$(10,313,514)

Net loss per share, basic and diluted	$(0.56)	$(0.50)	$(0.82)
Weighted average number of common
shares outstanding, basic and diluted	14,240,761	12,564,140	12,519,999

Consolidated Balance Sheet Data	March 31,
	2011	2010	2009
Cash and cash equivalents	$355,781	$249,582	$332,698
Total assets	$6,234,896	$6,843,780	$14,609,190
Total liabilities	$8,086,171	$10,170,710	$18,840,815
Total stockholders’ equity (deficit)	$(1,851,275)	$(3,326,930)	$(4,231,625)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K (“Annual Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “may,” “will,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, access to funding, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are only predictions that are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the SEC, specifically the most recent reports on Form 10-Q. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Executive Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded our operations and currently offer more than 15 different indoor garden models, more than 50 seed kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in nine other countries.

During the fiscal year ended March 31, 2010 (“Fiscal 2010”), and continuing through the fiscal year ended March 31, 2011 (“Fiscal 2011”), we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer confidence and spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As of March 31, 2011, our products were offered in approximately 575 storefronts in North America, as compared to approximately 1,290 stores as of March 31, 2010.  Going forward, we plan to continue selling through our largest retailer customer that comprised approximately 60.4% of our sales to retailers during Fiscal 2011.

Beginning in late Fiscal 2010 and continuing through Fiscal 2011, we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity. To position our business for the future, we have substantially increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 2.8 million catalogues mailed in Fiscal 2011, print ads in national magazines, web sales, infomercials, mall kiosks, and long-form and short-form infomercials.  In Fiscal 2011, approximately 79.3% of our total sales were to direct customers.

To further our strategic shift towards direct-to-consumer selling, we began investigating the network marketing channel of distribution during Fiscal 2011.  Network marketing, which is also known as direct selling or multi-level marketing, involves person-to-person selling through independent distributors, which we believe represents a logical potential next step in our stated strategy to move the marketing and selling of AeroGrow products closer to the end consumer.  In April 2011, we entered into a Licensing Agreement with Cyrano Partners, LLC (“Cyrano”) under which Cyrano began to offer our products in the network marketing sales channel.  Simultaneously we entered into a Transaction Agreement with Cyrano to form a joint venture to pursue the network marketing sales channel, subject to the achievement of certain conditions precedent, including an obligation on the part of Cyrano to raise the capital necessary to fund the joint venture.  Cyrano was unable to satisfy the funding condition precedent and, in August 2011, the Licensing Agreement and the Transaction Agreement were terminated.  (For further information on the Cyrano transactions, please refer to Item 9B. Other Information of this Annual Report on Form 10-K for the year ended March 31, 2011.)

During Fiscal 2010 we began the process of re-capitalizing the Company by issuing approximately $6.7 million in convertible preferred shares.  In addition, we negotiated deferred payment arrangements with certain vendors, negotiated reduced balances with certain vendors, and reduced the amount of our interest-bearing debt and our accounts payable obligations.  Nonetheless, we continued to face cash and liquidity constraints during Fiscal 2010 that were, at times, severe, and that had a material impact on our ability to operate our business.  During Fiscal 2011, we issued $7,020,000 in three-year convertible secured subordinated debt and $1,500,000 in short-term convertible debt to supplement our internal cash sources and to address our liquidity constraints.

Despite the capital raised during the last two fiscal years, we continue to face severe cash and liquidity constraints.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional capital as may be required, and ultimately to attain profitable operations.  We believe we will need to raise new capital to meet our cash requirements for the next twelve months.  Management is in the process of attempting to raise the additional capital required to support our operations; however, there can be no assurances given that we will be successful in raising such additional capital.  In such an event we would take such actions as are available to us to reduce our cash requirements; however, there can be no assurances given that we would be able to reduce our cash requirements in the amount, or in the timeframe, necessary to enable us to continue operating and we may be forced to dissolve the company or file for bankruptcy.  Assuming our current costs of operations remain relatively unchanged over the next several months, we believe that our present cash and cash equivalents, in combination with our projected operating results, may not be sufficient to fund our operations beyond the second fiscal quarter of the fiscal year ending March 31, 2012.

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

	March 31, 2011	March 31, 2010
Finished goods	$1,351,245	$2,515,451
Raw materials	1,196,325	978,281
	$2,547,570	$3,493,132

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2011, the Company had reserved $848,794 for inventory obsolescence and as of March 31, 2010 the Company had reserved $670,134.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2011 and March 31, 2010, the Company had accrued $23,889 and $80,119 respectively, as its estimate for the foregoing deductions and allowances.  In addition, for the fiscal year ended March 31, 2011 and March 31, 2010, the Company had accrued $0 and $66,000 for possible returns or price markdowns associated with several large retailer accounts along with $17,791 and $21,207 of general allowance for potential returns.  These accruals were recorded as bad debt expense, and an increase in allowance for bad debt, which reduced net trade receivables relating to retailers.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Based upon the foregoing, the Company has recorded as of March 31, 2011 and March 31, 2010 a provision for potential future warranty costs of $22,105 and $55,842, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such retailers. As of March 31, 2011 and March 31, 2010, the Company has recorded a reserve for customer returns of $44,315 and $47,398, respectively.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges paid by customers are included in product sales.

Stock Based Compensation

The Financial Accounting Standards Board (“FASB”) issued ASC 710-10-15 (prior authoritative guidance: FASB Statement No. 123R, Share-Based Payment). The Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process, which required adoption of the new accounting standard no later than January 1, 2006.  ASC 710-10-15 requires accounting for stock options using a fair-value-based method as described in such statement and recognizing the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued under ASC 710-10-15.  In addition, the Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options as permitted.  For the years ended March 31, 2011, March 31, 2010, March 31, 2009, equity compensation in the form of stock options and grants of restricted stock totaled $138,804, $452,393, and $723,406, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Years ended March 31
	2011	2010	2009
General and administrative	$69,295	$319,673	$457,592
Research and development	-	6,644	121,952
Sales and marketing	69,509	126,076	143,862
Total	$138,804	$452,393	$723,406

Advertising and Production Costs

The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with the Statement of Position, ASC 340-20-25 (prior authoritative guidance: SOP 93-7, Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2011 and March 31, 2010, the Company had deferred $3,386 and $19,058, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2011, March 31, 2010 and March 31, 2009 were $1,542,939, $2,299,431and $5,101,910, respectively.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs or ASU 2011-04, which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial position and results of operations.

Inflation and Seasonality

We do not currently expect inflation to have a significant effect on our operations. Because our indoor garden systems are designed for an indoor gardening experience, we experience slower sales in the United States during the late spring and summer months when our consumers may tend to garden outdoors.  In addition, we have experienced increased sales during the holiday season in the fourth calendar quarter (the third quarter of our fiscal year).  We sell to our international distributors in US Dollars thereby minimizing effects from currency fluctuations.  We purchase our gardens and other accessory products from Chinese manufacturers, and these purchases are denominated in US Dollars.  However, over time, the cost of the products we procure from China may be affected by changes in the value of the US Dollar relative to the Chinese currency and/or by labor and material cost increases faced by our Chinese manufacturers.

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last three fiscal years:

	Fiscal Years Ended March 31,
	2011	2010	2009
Revenue
Product sales- retail	19.1%	40.1%	60.9%
Product sales- direct-to-consumer	79.3%	57.5%	32.9%
Product sales- international	1.6%	2.4%	6.2%
Total sales	100.0%	100.0%	100.0%

Operating expenses
Cost of revenue	70.1%	68.7%	63.3%
Research and development	1.7%	2.5%	5.7%
Sales and marketing	33.2%	35.4%	36.8%
General and administrative	27.5%	29.6%	18.8%
Total operating expenses	132.5%	136.3%	124.6%

Loss from Operations	-32.5%	-36.3%	-24.6%

Total other (income)/expense, net	37.5%	0.4%	2.9%

Net Loss	-70.0%	-36.7%	-27.5%

Fiscal Years Ended March 31, 2011 and March 31, 2010

Summary Overview

For the fiscal year ended March 31, 2011 (“Fiscal 2011”), our net sales totaled $11,313,212, a decrease of 34.4% from the fiscal year ended March 31, 2010 (“Fiscal 2010”).

Our sales to retailer customers declined by 68.8% to $2,157,211, representing 80.3% of the overall sales decrease we experienced during Fiscal 2011.  The reduction in sales to retailers reflected a combination of factors, but was principally caused by our decision to de-emphasize sales to retailers because of the higher risk and lower margins associated with these sales.  As a result of our strategic decision to reduce our exposure to the retail channel, we reduced the number of retail store doors carrying our products, to approximately 575 at March 31, 2011, from approximately 1,290 a year earlier, and 4,600 store doors as of December 31, 2009.

Our direct-to-consumer sales also declined, by 9.5% to $8,976,534, because of a 32.9% decrease in our spending on revenue-generating advertising driven by our cash constraints, our decision to implement a more targeted marketing program during the year, and lower average pricing on the sales of our products.  However, we did deliver a 34.8% year-over-year increase in the efficiency of our marketing efforts during Fiscal 2011, as measured by dollars of direct-to-consumer sales per dollar of advertising expense, which offset a large part of the impact on sales of the decline in advertising spending.  Sales to international distributors also fell in Fiscal 2011, by 55.8% to $179,467, as we did not promote international sales, and our distributors’ inventory levels in existing markets were sufficient to meet most of our international consumer demand, thereby limiting re-orders.

The combination of these factors resulted in a year-over-year decline in total net sales of 34.4% to $11,313,212 in Fiscal 2011.

Our gross margin for the fiscal year ended March 31, 2011 was 29.9%, down from 31.3% in the prior year.  The decrease in percentage margin reflected a variety of offsetting factors experienced during Fiscal 2011.  Positive impacts were achieved through efficiencies in our manufacturing and distribution operations, an increased mix of higher-margin direct-to-consumer and seed kit and accessory sales.  However, these were more than offset by lower average pricing across our key products, the margin impact of our constrained liquidity situation, and inventory adjustments, reserves, and obsolescence charges that were approximately $258,000 higher than in Fiscal 2010.  The higher inventory charges in large part reflected the impact of strategic decisions we took during the fiscal year to accelerate our de-emphasis of the retail channel in North America, to re-design our seed kits to improve manufacturing efficiencies and reduce cost, and to re-evaluate our international warehousing and distribution.  These decisions resulted in certain inventories being discontinued and/or becoming obsolete.

Operating expenses other than cost of revenue for the fiscal year ended March 31, 2011 totaled $7,063,914, 39.3% or $4,578,216 lower than the prior fiscal year.  This decrease reflected cost saving initiatives, staffing reductions, and reduced spending on advertising and promotion.  Sales and marketing costs were reduced by 38.4%, including a $756,492, or 32.9% reduction in advertising spending caused in large part by the cash constraints we experienced throughout Fiscal 2011, as well as by planned reductions we implemented.  General and administrative expense totaled $3,116,446 during Fiscal 2011, representing a $1,996,201, or 39.0% reduction relative to the prior fiscal year.  The lower general and administrative expense primarily reflected the impact of lower headcount, as well as spending reductions in all areas, including legal expenses, administration, and facility and office-related expenses.  Research and development costs also declined year-over-year, by $237,563, or 55.9%, to $187,178 in Fiscal 2011.  The reduction in research and development expense primarily reflected the impact of lower headcount relative to the prior fiscal year.

Our loss from operations totaled $3,679,389 for Fiscal 2011, as compared to a loss of $6,237,182 in the prior year.  The lower loss reflected the impact of margin improvements, cost savings initiatives and lower media spending which offset the impact of lower sales during Fiscal 2011.

Other expense for Fiscal 2011 totaled $4,242,351 as compared to $94,023 in the prior year. The net other expense in Fiscal 2011 included $3,267,566  in non-cash expense related to: (i) the amortization of deferred financing costs, and (ii) the amortization of a calculated debt discount (including amounts accelerated because of the conversion of convertible debt into common stock during the period).  Each of these charges related to convertible notes issued during Fiscal 2011.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount will be amortized to expense over the three-year life of the notes, as will the related financing costs.  In addition, current year other expense included $105,191 related to a revised vendor payment agreement. In a prior year period the vendor had discounted the amount owed in order to accelerate payment terms; however, we fell behind in the agreed accelerated payments and the vendor exercised its option to collect the original amount in full.  In Fiscal 2010, other expense included the impact of approximately $807,000 in gains recorded as a result of negotiated reductions in accounts payable amounts owed to certain vendors.

The net loss for Fiscal 2011 increased to $7,921,740 from $6,331,205 in Fiscal 2010, because the $2,557,793 reduction in the operating loss was offset by approximately $3.3 million in non-cash interest expense related to the convertible note issue in Fiscal 2011; and approximately $807,000 in gains related to the negotiated discounts on accounts payable obligations that were recognized in Fiscal 2010.

Revenue

The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2011, and March 31, 2010:

	Quarters ended				Year ended
	30-Jun-09	30-Sep-09	31-Dec-09	31-Mar-10	31-Mar-10
Sales – retail	$868,263	$1,831,781	$3,649,483	$574,092	$6,923,619
Sales – direct-to-consumer	2,010,243	1,375,141	4,159,984	2,375,910	9,921,278
Sales – international	101,187	79,027	129,781	96,455	406,450
	$2,979,693	$3,285,949	$7,939,248	$3,046,457	$17,251,347

	Quarters ended				Year ended
	30-Jun-10	30-Sep-10	31-Dec-10	31-Mar-11	31-Mar-11
Sales – retail	$191,578	$287,373	$1,366,060	$312,200	$2,157,211
Sales – direct-to-consumer	1,546,935	1,071,606	3,563,597	2,794,396	8,976,534
Sales – international	79,506	20,638	73,214	6,109	179,467
	$1,818,019	$1,379,617	$5,002,871	$3,112,705	$11,313,212

In Fiscal 2011, revenue totaled $11,313,212, a decrease of $5,938,135, or 34.4%, from Fiscal 2010.

80.3% of the overall sales decline resulted from a $4,766,408, or 68.8%, year-over-year reduction in our sales to retailers, to $2,157,211 in Fiscal 2011 from $6,923,619 in Fiscal 2010.  The decrease in our sales to retailers principally reflected our strategic decision to reduce our exposure to the retail channel because of the low margins and high capital requirements associated with sales into this channel.  As a result of this decision we discontinued our relationships with a number of retailers that had previously carried our products.  As of March 31, 2011, AeroGrow products were being sold through approximately 575 traditional “brick and mortar” storefronts in the United States and Canada, as compared to approximately 1,290 as of March 31, 2010, and 4,600 store doors as of December 31, 2009.  Because of the impact of non-“brick and mortar” retailers, including online retailers and television shopping channels, which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

Direct-to-consumer sales also decreased $944,744 year-over-year, to $8,976,534.  The decrease reflected a combination of factors, including a 32.9% year-over-year reduction in the amount of revenue-generating media spent during the year and lower average pricing on the sales of our products that resulted from our shift to a sales strategy that included price reductions across much of our product line.  Despite the decline in direct-to-consumer revenue, there was a 34.8% increase in media effectiveness as direct-to-consumer sales per dollar of advertising expense totaled $5.82 in Fiscal 2011, as compared to $4.31 in Fiscal 2010.  During Fiscal 2011, direct-to-consumer sales were down 9.5% relative to Fiscal 2010, despite a much larger 32.9% reduction in the total amount of revenue-generating media spending.

International sales totaled $179,467 in Fiscal 2011 as compared to $406,450 in the prior fiscal year.  During the current year period we were not attempting to develop international markets and, in addition, sales to existing international distributors were further constrained by a lack of available inventory, and a dispute with a third party warehouse in Europe that impacted our ability to fulfill orders from customers in Western Europe.  As of March 31, 2011, our products were being sold in nine countries outside the United States and Canada, principally in Europe, Asia and in Australia.

The following table presents our quarterly sales by product category, in US Dollars and as a percent of total net revenue, for Fiscal 2011 and Fiscal 2010.

	Quarters ended				Year ended
	30-Jun-09	30-Sep-09	31-Dec-09	31-Mar-10	31-Mar-10
Product Revenue
AeroGardens	$1,584,308	$2,343,439	$5,662,031	$1,858,339	$11,448,117
Seed kits and accessories	1,395,385	942,510	2,277,217	1,188,118	5,803,230
Total	$2,979,693	$3,285,949	$7,939,248	$3,046,457	$17,251,347
% of Revenue
AeroGardens	53.20%	71.30%	71.30%	61.00%	66.40%
Seed kits and accessories	46.80%	28.70%	28.70%	39.00%	33.60%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

	Quarters ended				Year ended
	30-Jun-10	30-Sep-10	31-Dec-10	31-Mar-11	31-Mar-11
Product Revenue
AeroGardens	$1,108,992	$510,458	$3,251,866	$1,462,971	$6,334,287
Seed kits and accessories	709,027	869,159	1,751,005	1,649,734	4,978,925
Total	$1,818,019	$1,379,617	$5,002,871	$3,112,705	$11,313,212
% of Revenue
AeroGardens	61.00%	37.00%	65.00%	47.00%	56.00%
Seed kits and accessories	39.00%	63.00%	35.00%	53.00%	44.00%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Year-over-year, sales of our AeroGardens decreased 44.7% during Fiscal 2011, to $6,334,287, principally reflecting the impact of our decision to reduce sales into the retail channel, lower pricing on certain garden models, and the lower level of direct-to-consumer advertising.  Seed kit and accessory sales also declined, by $824,305 or 14.2%, to $4,978,925, principally because of lower pricing for seed kits and grow bulbs and the reduced advertising spending.  The lower decline in seed kit and accessory sales relative to the decline in garden sales reflected the impact of our expanded base of cumulative gardens sold since inception, to 1,035,690.  On a cumulative basis, we have sold 2,324,062 replacement seed kits to-date.  In Fiscal 2011, sales of seed kits and accessories represented 44.0% of our total net revenue, up from 33.6% in the prior fiscal year.

Cost of Revenue

Cost of revenue for Fiscal 2011 totaled $7,928,687, a 33.1% decrease from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing, and duties and customs applicable to products imported. The year-over-year decline in cost of revenue principally resulted from the decrease in sales during the period, partially offset by inventory adjustments, reserves and obsolescence charges that totaled $1,274,381, and that were approximately $258,000 higher than in Fiscal 2010.  The higher inventory charges in large part reflected the impact of strategic decisions we took during the fiscal year to accelerate our de-emphasis of the retail channel in North America, to re-design our seed kits to improve manufacturing efficiencies and reduce cost, and to re-evaluate our international warehousing and distribution.  These decisions resulted in certain inventories being discontinued and/or becoming obsolete.  As a percent of total revenue, cost of revenue totaled 70.1% in Fiscal 2011, as compared to 68.7% in the year earlier period.  The increase in costs as a percent of revenue reflected the positive impacts of efficiencies achieved in our manufacturing and distribution operations, a greater mix of higher margin direct-to-consumer sales, a greater mix of higher margin seed kit and accessory sales, offset by the impact of lower average pricing and the higher inventory charges.

Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product; in retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing costs.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash-in-advance terms with the distributors bearing all of the marketing and distribution costs within their territories.  As a result, international sales generally have lower margins than domestic retail sales.  Overall, the gross margin for Fiscal 2011 was 29.9% as compared to 31.3% in the prior year.

Sales and Marketing

Sales and marketing costs for Fiscal 2011 totaled $3,760,290, a reduction of $2,344,452, or 38.4%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for Fiscal 2011 and Fiscal 2010:

	Fiscal Years Ended March 31,
	2011	2010
Advertising	$1,542,939	$2,299,431
Salaries and related expenses	1,425,104	2,431,068
Sales commissions	93,353	309,283
Trade shows	7,518	43,877
Other	691,376	1,021,083
	$3,760,290	$6,104,742

Advertising is principally made up of the costs of developing and airing our infomercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they generate direct-to-consumer sales and help build awareness of, and consumer demand for, our products in all our channels of distribution.  Advertising expense totaled $1,542,939 for the fiscal year ended March 31, 2011, a decrease of $756,492, or 32.9%, from the prior fiscal year, principally reflecting a 25% decline in the number of catalogues mailed, and a reduction in television advertising, principally retail-focused spending in Canada, particularly in the fiscal third quarter.  Cash constraints impacted the amount of advertising we were able to spend during the current year period.  Spending on television advertising during Fiscal 2011 totaled $75,584, a $147,167 reduction from the prior year, while spending on catalogues totaled $1,149,861, a reduction of $491,388.  Spending on other forms of advertising, including online advertising, totaled $317,494 during Fiscal 2011, a $117,946 reduction from the prior year.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For Fiscal 2011, these costs totaled $1,425,104, a decrease of $1,005,964, or 41.4%, from the prior fiscal year.  The decrease principally reflects staff reductions undertaken throughout the prior fiscal year.

Sales commissions, ranging from 2.5% to 5% of cash collections from our retailer customers, are paid to third-party sales representative organizations that assist us in developing and maintaining our relationships with retailers.  These commissions totaled $93,353 for the fiscal year ended March 31, 2011, down 69.8% from the prior fiscal year.  The year-over-year decline in sales commissions resulted from the combined effect of the decline in sales to retailers during Fiscal 2011, as discussed above, the termination of our agreements with the majority of our sales representative organizations, reflecting our strategic decision to de-emphasize the retail channel, and lower negotiated rates.

Trade show expense comprises all the costs necessary to participate in trade shows and includes show fees, expenses related to developing, transporting and setting up show booths, and travel and entertainment costs, among others.  Trade show expense in Fiscal 2011 totaled $7,518, down $36,359 from the prior year.  The decrease resulted from our decision not to participate in trade shows that had been part of our marketing program for the retail distribution channel in the prior fiscal year.  Given our shift in strategic focus away from retail distribution in Fiscal 2011, these shows no longer fit our marketing requirements.  In addition, cash constraints experienced during Fiscal 2011 limited our ability to participate in shows to support our direct response marketing efforts.

Other sales and marketing costs include third party contracted services, promotional items, media production costs, travel-related costs, displays, and order processing costs.  These costs totaled $691,376 in Fiscal 2011, down $329,707 because of lower travel and entertainment expense, inventory storage fees, order processing costs, as well as reduced spending in a variety of categories.

General and Administrative

General and administrative expense for the fiscal year ended March 31, 2011 totaled $3,116,446, down $1,996,201, or 39.0% from the prior fiscal year.  The decrease reflected the impact of lower headcount, as well as spending reductions in all areas, including legal expenses, administration, and facility and office-related expenses.

Research and Development

Research and development costs totaled $187,178 for Fiscal 2011, a decline of $237,563, or 55.9%, from the prior fiscal year.  Research and development costs comprise the costs associated with our staff that develops new AeroGarden models and technologies, and our plant laboratories that research new plant varieties that will grow well in our AeroGarden products, as well as technologies such as improved lighting and nutrient formulation and delivery to enhance the performance of our products.  The decrease in research and development spending in Fiscal 2011 principally reflected lower employee expense resulting from staffing reductions.

Operating Loss

The loss from operations totaled $3,679,389 for the fiscal year ended March 31, 2011, $2,557,793, or 41.0%, less than the prior year.  The improved performance resulted from the higher gross margin and the 39.3% reduction in non-cost of sales operating expenses, which more than offset the impact of lower revenue during the current year period.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation and amortization expense incurred during the period.  As calculated in the table below, our EBITDA loss for Fiscal 2011 totaled $2,980,957, which was $2,415,910 better than the $5,396,867 EBITDA loss recognized during the prior year.

	Fiscal Years Ended March 31,
	2011	2010
Operating Loss	$(3,679,389)	$(6,237,182)
Add Back Non-Cash Items:
Depreciation	680,452	836,976
Amortization	17,980	3,339
Total Non-Cash Items	698,432	840,315

EBITDA	$(2,980,957)	$(5,396,867)

Other Income and Expense

Other expense for Fiscal 2011 totaled $4,242,351 as compared to $94,023 in the prior year. The net other expense in Fiscal 2011 included $3,267,566  in non-cash expense related to: (i) the amortization of deferred financing costs, and (ii) the amortization of a calculated debt discount (including amounts accelerated because of the conversion of convertible debt into common stock during the period).  Each of these charges related to convertible notes issued during Fiscal 2011.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount will be amortized to expense over the three-year life of the notes, as will the related financing costs.  In addition, current year other expense included $105,191 related to a revised vendor payment agreement. In a prior year period the vendor had discounted the amount owed in order to accelerate payment terms; however, we fell behind in the agreed accelerated payments and the vendor exercised its option to collect the original amount in full.  In Fiscal 2010, other expense included the impact of approximately $807,000 in gains recorded as a result of negotiated reductions in accounts payable amounts owed to certain vendors.

Net Loss

The net loss for Fiscal 2011 increased to $7,921,740 from $6,331,205 in Fiscal 2010, because the $2,557,793 reduction in the operating loss was offset by approximately $3.3 million in non-cash interest expense related to the convertible note issue in Fiscal 2011; and approximately $807,000 in gains related to the negotiated discounts on accounts payable obligations that were recognized in Fiscal 2010.

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

Total sales declined 53.9% to $17,751,347 for the reasons stated above.

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

Other expense for Fiscal 2010 totaled $94,023 as compared $1,089,889 in the prior year. The year-over-year change reflected $807,310 in gains recorded as a result of negotiated reductions in accounts payable amounts owed to certain vendors, and a $56,819 decrease in interest expense resulting from a lower average level of debt outstanding being offset by a higher effective interest rate during Fiscal 2010.

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

Direct-to-consumer sales also decreased $2,382,740, or 19.4% year-over-year, to $9,921,278.  The decline principally reflected a reduction in the amount of revenue-generating media spending during Fiscal 2010 relative to Fiscal 2009.  Specifically, infomercial spending declined $388,981 year-over-year, and there was a 24% decrease in the number of catalogues mailed, to 3,678,080.  The decline in spending reflected management’s determination to more precisely target marketing spending because of the reduced level of consumer spending in the economy generally, cash constraints experienced during Fiscal 2010, and analysis demonstrating that broadcast media spending in the April to June time period had historically resulted in an inadequate return on investment.  During Fiscal 2010, direct-to-consumer sales were down 19.4% relative to Fiscal 2009, despite a much larger 54.9% reduction in the total amount of revenue-generating media spending.

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

Year-over-year, sales of our AeroGardens decreased 60.7% during Fiscal 2010, to $11,448,117, principally reflecting the decline in sales to retailer customers, and, to a lesser extent, the sales declines in other channels of distribution.  Seed kit and accessory sales also declined, by $2,511,678 or 30.2%, to $5,803,230, again reflecting the overall decline in sales in all channels of distribution.  The lower decline in seed kit and accessory sales relative to the decline in garden sales reflected the impact of our expanded base of cumulative gardens sold since inception, to 958,000.  On a cumulative basis, we have sold over 2,037,000 seed kits to-date.  In Fiscal 2010, sales of seed kits and accessories represented 33.6% of our total net revenue, up from 22.2% in the prior fiscal year.

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

As a non-U.S. GAAP measure of our operating performance, we track EBITDA as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation and amortization expense incurred during the period.  As calculated in the table below, our EBITDA loss for Fiscal 2010 totaled $5,396,867, which was $2,982,331 better than the $8,379,198 EBITDA loss recognized during the prior year.

	Fiscal Years Ended March 31,
	2010	2009
Operating Loss	$(6,237,182)	$(9,223,625)
Add Back Non-Cash Items:
Depreciation	836,976	858,344
Amortization	3,339	(13,917)
Total Non-Cash Items	840,315	844,427

EBITDA	$(5,396,867)	$(8,379,198)

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

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in assets and liabilities, the net cash used by operating activities totaled $4,252,914 in the fiscal year ended March 31, 2011 as compared to $1,192,496 net cash used by operating activities in the prior fiscal year.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, issuances of common stock and options, change in allowances for bad debt, and interest expense from warrants issued with convertible debentures, totaled to a net cash gain of $4,249,423 for the year ended March 31, 2011, as compared to a net cash loss of $509,109 in the prior fiscal year.

Changes in current assets contributed cash of $1,204,065 during Fiscal 2011, principally from reductions in inventory and accounts receivable.  In Fiscal 2010, changes in these assets contributed $8,292,240, reflecting a reduction in accounts receivable of more than $3.1 million and an inventory reduction of approximately $4.9 million.  As of March 31, 2011, the inventory balance was $2,547,570, representing approximately 117 days of sales activity, and 85 days of sales activity, at the average daily rate of product cost expensed during the 12 months and three months ended March 31, 2011, respectively.  Net accounts receivable totaled $290,997 as of March 31, 2011, representing approximately 49 days of net retail sales activity, and 84 days of net retail sales activity, at the average daily rate of sales recognized during the 12 months and three months ended March 31, 2011, respectively.

Current operating liabilities decreased $1,865,176 during the twelve months ended March 31, 2011, principally because of reductions in accounts payable totaling $1,847,862.  In the prior year period, current operating liabilities decreased $2,515,053, primarily because of reductions in accounts payable and accrued expenses.  Accounts payable as of March 31, 2011 totaled $1,506,841, representing approximately 38 days of daily expense activity, and 36 days of daily expense activity, at the average daily rate of expenses incurred during the 12 months and three months ended March 31, 2011, respectively.

Net investment activity provided a source of cash totaling $154,240, principally because of the release of cash that was previously restricted to support letter of credit obligations.  Net financing activity, including the issuance of convertible debt, the impact of the conversions of various short-term obligations to convertible debt, as well as the net reduction in other debt obligations, provided net cash of $4,204,873 during Fiscal 2011, as compared to $1,233,397 in the prior year.

As of March 31, 2011, we had a cash balance of $518,618, of which $162,837 was restricted as collateral for our various corporate obligations.  This compares to a cash balance of $693,444 as of March 31, 2010, of which $443,862 was restricted.

We use, or have used, a variety of funding sources to meet our liquidity requirements:

First National Loan

On May 19, 2008, the Company and Jack J. Walker, then one of the Company’s directors and now the Company’s Chairman, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank for a loan to the Company in a principal amount of up to $1,000,000 (the “FNB Loan”).  The FNB Loan had an initial maturity date of May 19, 2009, which was extended by various agreements between the Company and FNB.

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

Revolving Credit Facility

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC d/b/a First Capital (“FCC”) for a revolving credit facility (the “Revolving Credit Facility”) to fund working capital requirements.  The Revolving Credit Facility had an initial termination date of June 23, 2010.  As collateral for the Revolving Credit Facility, the Company granted FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  From time to time, Jack J. Walker, the Company’s Chairman, provided guarantees of up to a maximum of $1.5 million of the Company’s obligations under the Revolving Credit Facility.  Through the term of the Revolving Credit Facility, the Company, FCC and Mr. Walker, as guarantor, entered into various agreements to amend the terms of the Revolving Credit Facility.

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

On May 24, 2010, the Company paid in full, amounts due under the Revolving Credit Facility, and the Revolving Credit Facility was terminated.

During Fiscal 2011 and Fiscal 2010, Mr. Walker was paid a fee of $25,000 each year for guaranteeing the Company’s obligations under the Revolving Credit Facility.

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing obligations owed by the Company to Main Power in return for the execution of the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from Main Power.  The original Promissory Note had a final maturity of June 30, 2011, carried an interest rate of 8% per annum and called for principal payments of $150,000 monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power.  As part of the amendments, AeroGrow issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced certain obligations totaling $661,446 relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on behalf of AeroGrow.  The Revised Main Power Note has a final maturity of May 31, 2013, and carries an interest rate of 8% per annum.  Interest and principal amounts are payable monthly, with total scheduled principal amortization of $625,000 during calendar year 2011, $1,075,000 during calendar year 2012, with the balance paid during calendar year 2013.  As of March 31, 2011, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $2,103,600.  Subsequent to the end of Fiscal 2011, AeroGrow fell behind on the scheduled payments because of its cash constraints and reached an informal arrangement with Main Power to defer payments for an unspecified period of time.

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

On January 19, 2011, the Company paid the remaining balance on the Bridge Loans of $28,945, including accrued interest, and the Bridge Loans were terminated.

Between October 30 and November 9, 2009, the Company entered into additional bridge financing arrangements totaling $580,000 (the “Additional Bridge Loans”) with five lenders.  Directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company extended $400,000 of the Additional Bridge Loans.  The remaining $180,000 in Additional Bridge Loans was guaranteed by Jack J. Walker, the Company’s Chairman.  The Additional Bridge Loans were unsecured, subordinated to loans made to the Company by FCC, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the Additional Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

On May 6, 2010, $504,534 of the Additional Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.”   Of this amount, $379,534 was converted by directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company.  In addition, on May 6, 2010, $50,000 of the Additional Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 1, 2010, a payment of principal and interest totaling $74,390 was made against the Additional Bridge Loans.   On October 28, 2010, an interest payment $5,464 was made against the Additional Bridge Loans.  On February 11, 2011, a payment of principal and interest totaling $25,000 was made against the Additional Bridge Loans.  As of March 31, 2011, $38,837 in Additional Bridge Loans were outstanding and past due, including accrued interest.

First Western Trust Credit Facilities

On May 21, 2010, the Company and First Western Trust Bank (“FWTB”) executed a business loan agreement and related promissory note (the “FWTB Line of Credit”).  The FWTB Line of Credit provides for loans by FWTB to the Company of up to a maximum of $2 million at any given time, subject to the Company maintaining an equivalent amount of cash on deposit in a restricted account at FWTB.  Loans under the FWTB Line of Credit bear interest at a fixed rate of 2.0% per annum.  In addition, the Company paid FWTB an origination fee of $2,500.  The terms and conditions of the FWTB Line of Credit include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Line of Credit, FWTB has the option to declare any loans outstanding immediately due and payable.  During the Fiscal 2011 there were no borrowings under the FWTB line of credit.  On October 22, 2010 the FWTB Line of Credit was terminated.

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  In addition, Mr. Walker provided a guaranty of all Company obligations relating to the FWTB Term Loan.  The Company paid Mr. Walker $50,000 as compensation for guaranteeing the FWTB Term Loan.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum and the Company paid a $12,500 origination fee to FWTB.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of March 31, 2011, there was $816,151 outstanding under the FWTB Term Loan, including accrued interest.

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

During Fiscal 2011, $604,591 of the Subordinated Secured Convertible Notes and accrued interest was converted into common stock.  The remaining unamortized debt discount of $452,922 related to the amount converted was charged to interest expense during the quarters in which the conversions took place.  Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $1,942,695 for the fiscal year ended March 31, 2011.  As of March 31, 2011, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $4,584,783.

The Company paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For Fiscal 2011, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $629,894.

As of October 31, 2010, the Company issued new Subordinated Secured Convertible Notes to pay interest accrued through that date (the “Interest Notes”).  A total of $228,763 in Interest Notes, including $30,942 in related party interest notes, was issued.  The Interest Notes have the same terms and conditions as the Subordinated Secured Convertible Notes.

As of January 31, 2011, the Company issued new Subordinated Secured Convertible Notes to pay interest accrued through that date (the “Additional Interest Notes”).  A total of $140,622 in Additional Interest Notes, which includes $21,318 in related party interest notes, were issued.  The Additional Interest Notes have the same terms and conditions as the Subordinated Secured Convertible Notes and Interest Notes. As of March 31, 2011, the outstanding balance under the Subordinated Secured Convertible Notes, including accrued interest totaled $2,299,500.

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

The obligation of the Company to repay certain of the Credit Card Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman and CEO (up to $500,000), J. Michael Wolfe, Chief Operating Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).  The guarantors have executed a Contribution Agreement between and among themselves to enforce the limited several guaranties, and the Company has executed an Indemnity Agreement to hold harmless the guarantors from any future liability under the guaranties.

In accordance with applicable accounting guidance, the Company recorded a $90,000 debt discount on the Credit Card Offering.  The amortization of the $90,000 debt discount will be reported as additional interest expense and increases in notes payable over the estimated payoff period of the Credit Card Notes.

Amortization of the debt discount on the Credit Card Notes amounted to $71,498 for the fiscal year ended March 31, 2011.  As of March 31, 2011, the remaining unamortized discount on the Credit Card Notes was $18,502.

The Company incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the Credit Card Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to interest expense over the estimated payoff period of the Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase the Company’s common stock to the placement agent (the “Placement Agent Warrants”).  833,333 of the Placement Agent Warrants have an exercise price of $0.18 per share of common stock.  500,000 of the Placement Agent Warrants have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants have a five-year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $30,000 in deferred financing cost on the Company’s balance sheet, which will be amortized to interest expense over the estimated payoff period of the Credit Card Notes.  For the fiscal year ended March31, 2011, the total amortized deferred financing costs relating to the Credit Card Offering totaled $87,258.

On November 5, 2010 the Company and the placement agent terminated the private offering.

As of March 31, 2011, $580,621 in Credit Card Notes was outstanding, including accrued interest.

Cash Requirements

The Company generally requires cash to:

·	fund our operations and working capital requirements,
·	develop and execute our product development and market introduction plans,
·	execute our sales and marketing plans,
·	fund research and development efforts, and
·	pay for debt obligations as they come due.

At this time, we believe we will need to raise new capital to meet our cash requirements for the next twelve months.  Assuming our current costs of operations remain relatively unchanged over the next several months, we believe that our present cash and cash equivalents, combined with our projected results from operations, may not be sufficient to fund our operations beyond the second fiscal quarter of the fiscal year ending March 31, 2012.  Unless we are able to raise additional funds from our financing efforts prior to such time, we may not be able to support our operations and may be forced to cease operations, dissolve the company, or file for bankruptcy.

We cannot predict with certainty the cash and other ongoing operational requirements for our proposed plans as market conditions, competitive pressures, regulatory requirements, and customer requirements can change rapidly.  If we are unable to raise new capital, or generate cash from operations at currently estimated levels, our ability to operate will be adversely impacted.

There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.

At this time, we do not expect to enter into additional capital leases to finance major purchases.  In addition, we do not currently have any binding commitments with third parties to obtain any material amount of equity or debt financing other than the financing arrangements described in this report.

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

·	our cash of $518,618 ($162,837 of which is restricted as collateral for our various corporate obligations) as of March 31, 2011,
·	our cash of $161,126 ($37,329 of which is restricted as collateral for our various corporate obligations) as of August 11, 2011,
·	continued support of, and extensions of credit by, our suppliers and lenders,
·	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
·	the level of spending necessary to support our planned initiatives, and
·
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of the planned direct-to-consumer sales initiatives.

Based on these assumptions, we believe we will need to raise new capital to meet our cash requirements for the next twelve months. There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.

Results of Operations

There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

·	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer,
·	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
·	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations,
·	the seasonality of our business, in which we have historically experienced higher sales volume during the fall and winter months (September through March), and
·	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China.

During Fiscal 2010 and Fiscal 2011, we took a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  During Fiscal 2010 we issued approximately $6.7 million of convertible preferred stock to re-capitalize the Company, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  Furthermore, during Fiscal 2011 we issued $7,020,000 in Subordinated Secured Convertible Notes and $1.5 million in Credit Card Notes (as described above).  Despite these efforts, we believe we will need to raise new capital to meet our cash requirements for the next twelve months. There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.

Off-Balance Sheet Arrangements

We do not have current commitments under capital leases and have not entered into any contracts for financial derivative such as futures, swaps, and options.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2011.

	Less than 1 year	1 -3 years	More than 3 years	Total

Operating Leases	$366,115	$-	$-	$366,115
Notes payable and long-term debt	1,674,274	8,701,429	47,788	10,423,491

Totals:	$2,040,389	$8,701,429	$47,788	$10,789,606

\
See Note 2 and Note 6 to our consolidated financial statements for additional information related to our notes payable and long term debt and operating leases, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of March 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

·
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2011 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

ITEM 9B. OTHER INFORMATION

On April 12, 2011, the Company entered into a Distribution and Licensing Agreement with AG Worldwide, LLC and Cyrano Partners, LLC (“Cyrano”) pursuant to which AG Worldwide began sales of AeroGrow products into the network marketing sales channel.  Also on April 12, 2011, the Company entered into a Transaction Agreement with Cyrano to form a joint venture to pursue the network marketing sales channel, subject to the achievement of certain conditions precedent, including an obligation on the part of Cyrano to raise the capital necessary to fund the joint venture.  Cyrano was unable to satisfy the funding condition precedent and, effective as of August 5, 2011, the Distribution and Licensing Agreement and the Transaction Agreement were terminated.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICERS

    The following sets forth certain information with respect to the executive officers and significant employees of the Company, as of the filing date of this report.  All officers and employees of the Company serve at the pleasure of the Board or until their successors are elected and qualified.

Name	Age	Position with AeroGrow
J. Michael Wolfe	53	President and Chief Executive Officer
Jack J. Walker	77	Chairman of the Board
H. MacGregor Clarke	50	Chief Financial Officer and Director
John K. Thompson	50	SVP, Sales & Marketing

    J. Michael Wolfe, age 53, has been a director since February 2011.  Mr. Wolfe became our Chief Operating Officer in January 2010, our President on February 9, 2011, and our Chief Executive Officer on March 31, 2011.  He previously served as Vice President of Operations since April 2006.  Prior to joining AeroGrow, Mr. Wolfe was an independent consultant.  From 1992 to 2002, he was President and COO of Concepts Direct and was its CEO from 2000 to 2001.  At Concepts Direct, Mr. Wolfe oversaw the development, launch and operations of seven independent catalogs.  From 1987 to 1992, Mr. Wolfe served as Vice President of database management company Wiland Services, Inc, where he oversaw the redesign of the company’s product line, its sales and investor relations.  Mr. Wolfe’s leadership experience, combined with his extensive direct response marketing background, his executive experience at a variety of direct response companies, and his knowledge of AeroGrow’s history and business, led the Board to conclude that he should serve as a director.

    Jack J. Walker, age 77, has been a director since February 2006, and became Chairman of the Board in  July 2008.  Mr. Walker served as President from January 2010 until February 9, 2011and as our Chief Executive Officer from January 2010 until March 31, 2011.  Mr. Walker has been the Managing Member of Walker Enterprises LLLP, and its predecessors, a real estate investment and development company, since 1980. During that time he has developed in excess of $500 million of commercial real estate in California, Colorado, Arizona and Texas.  He serves on the Board of Pathogen Systems, Inc. and is an advisor to several start-up companies.  Mr. Walker is an English Solicitor and began his career in 1956 in London, England.  In 1968, Mr. Walker founded English & Continental Property Company, and served as Joint Managing Director of this commercial property development company, which operated in Europe with over 200 staff, until its sale to the Post Office Pension Fund in 1973.  From 1973, Mr. Walker controlled several English listed companies, including Charles Spreckly Industries, Town & Commercial Properties and Associated Development Holdings, with worldwide interests and over 3,500 employees.  Mr. Walker served as a director of supermarket group Megafoods Stores, Inc. from 1987 to 1993, and was Chief Financial Officer for part of that time.  Mr. Walker serves as a director of and advisor to various civic and charitable organizations.  Mr. Walker's extensive executive leadership experience, combined with his international and entrepreneurial business background and broad range of knowledge of AeroGrow's history and business, among other factors, led the Board to conclude that he should serve as a Director and Chief Executive Officer.

    H. MacGregor Clarke, age 50, has been a director since July 2009.  Mr. Clarke became our Chief Financial Officer in May 2008.  From 2007 to 2008, Mr. Clarke was President and Chief Executive Officer, and from 2006 to 2007, Chief Financial Officer, of Ankmar, LLC, a garage door manufacturer, distributor and installer.  From 2003 to 2006, Mr. Clarke was a senior investment banker with FMI Corporation, a management consulting and investment banking firm serving the building and construction industry.  At FMI Corporation, Mr. Clarke was responsible for delivering consulting and investment banking services to clients, and for marketing to prospective clients in the financial services industry.  From 1997 to 2002, Mr. Clarke served as an operating group Chief Financial Officer, then Vice President and General Manager for Johns Manville Corporation, a subsidiary of Berkshire Hathaway Inc.  Mr. Clarke also served as Vice President, Corporate Treasurer, and international division Chief Financial Officer for The Coleman Company, Inc.  Prior to Coleman, Mr. Clarke was with PepsiCo, Inc. for over nine years and served in a range of financial roles, including Director of Corporate Strategic Planning, where he led strategy and planning related to the worldwide beverage sector.  Mr. Clarke’s extensive financial and executive experience, in particular his prior service as an executive officer of four companies, among other factors, led the Board to conclude that he should serve as a director.

    John K. Thompson, age 50, became Senior Vice President of Sales and Marketing on January 14, 2010.  Mr. Thompson joined AeroGrow in 2002 and has served in a variety of senior management positions at the Company, including his most recent position as Vice President of Marketing, which he assumed in October 2009.  Mr. Thompson also served as the Company’s International Division General Manager and Vice President of Investor Relations, and was instrumental in the research activities leading up to the development and launch of the Company’s AeroGarden product line.  Prior to joining AeroGrow, Mr. Thompson was Director of Marketing for Productivity Point International, a direct marketing and direct sales company, and Sales and Marketing Manager for CareerTrack, a direct marketing company that sold personal and professional growth products to the consumer and commercial markets.

CORPORATE GOVERNANCE AND BOARD MATTERS

    Our Board oversees the management of AeroGrow on your behalf. Among other things, the Board reviews our long-term strategic plans and exercises direct decision-making authority on key issues, including the appointment of our executive officers and setting the scope of their authority in managing AeroGrow’s day-to-day operations.  Our Board is currently comprised of Jack J. Walker (Chairman), Michael S. Barish, H. MacGregor Clarke, Michael D. Dingman, Jr., and J. Michael Wolfe.  Biographical information about Messrs. Walker, Clarke and Wolfe is contained above under the caption heading “Executive Officers.”  Biographical information for Messrs. Barish and Dingman is presented below.

Michael S. Barish, age 71, has been a director since July 2009.  Mr. Barish co-founded Lazarus Investment Partners LLLP, a private investment partnership focused on microcap stocks, in 2003, and served as the fund’s Chief Investment Officer until his retirement on June 30, 2009.  In 1973, Mr. Barish founded Cambiar Investors and grew the firm’s assets from less than $1 million in 1973 to over $2.3 billion upon his retirement in 2001.  Mr. Barish’s experience as a chief investment officer, particularly his specialized focus on microcap stocks, led the Board to conclude that he should serve as a director.

Michael D.  Dingman, Jr., age 57, has been a director since July 2008.  Mr. Dingman served as Chief Investment Administration Officer for Spencer Trask & Co, a venture capital firm based in New York City, from April 2008 through March 2009, where he was responsible for restructurings, recapitalizations, and the development and implementation of strategies to enhance the value and liquidity of individual portfolio companies.  From June 2006 to July 2007, Mr. Dingman was Chief Financial Officer of Local Matters, Inc., a pre-IPO software and media services company supporting yellow pages and delivery assistance providers, where he was responsible for the financial and capital markets strategies, budgeting, and forecasting.  From September 2000 until April 2006, Mr. Dingman served as the Chief Financial Officer of Intrado Inc., a provider of 911 information services and systems to telecommunications companies, where he was responsible for budgeting, forecasting, investor relations, capital market and financial strategy development and all aspects of the accounting/financial reporting functions.  Prior to joining Intrado, from March 1999 to August 2000, Mr. Dingman was the Chief Financial Officer and Treasurer of Internet Commerce and Communication (formerly RMI NET, Inc.).  Mr. Dingman also served as a director of Wheeling-Pittsburgh Corporation from October 2003 to December 2006 and of Whereify Wireless, Inc. from March 2006 to August 2006.  Mr. Dingman’s prior work experience includes five years of banking in merger and acquisitions with Lazard Freres in New York during the late 1980s, three years as an independent consultant specializing in debt restructuring and workouts during the early 1990s, and five years as an investment advisor specializing in corporate retirement plans and high-net-worth accounts.  Mr. Dingman’s financial and managerial experience, in particular his prior service as chief financial officer of three companies, among other factors, led the Board to conclude that he should serve as a director.

Board Committees and Meetings

    We have established two standing committees so that certain matters can be addressed in more depth than may be possible in a full Board meeting: an Audit Committee and a Governance, Compensation and Nominating Committee.  The two committees each operate under a written charter.

    Audit Committee.  The current members of our Audit Committee are Mr. Dingman (chairman), Mr. Barish, and Mr. Walker.  The members were elected to the committee, and the chairman was appointed, by the Board.  The Board has determined that Messrs. Dingman and Barish are considered “audit committee financial experts,” as defined by Item 407(d)(5)(ii) of Regulation S-K, due to their extensive financial background and experience (as summarized in the biographical information for Messrs. Dingman and Barish disclosed above).  The Board has affirmatively determined that Mr. Dingman is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines.  Due to Mr. Barish’s position as a significant stockholder of AeroGrow, he is not an independent director.  The Audit Committee’s charter provides that the committee shall:

·	oversee the accounting and financial reporting processes and audits of the financial statements;

·
assist the Board with oversight of the integrity of our financial statements, the Company’s compliance with legal and regulatory requirements, its independent auditors’ qualifications and independence, and the performance of the independent auditors; and

·	provide the Board with the results of its monitoring.

    Governance, Compensation and Nominating Committee.  The current members of the Governance, Compensation and Nominating Committee are Mr. Walker (chairman), Mr. Barish, and Mr. Dingman.  The Board has affirmatively determined that Mr. Dingman is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines. The members were elected to the committee, and the chairman was appointed, by the Board.  The Governance, Compensation and Nominating Committee’s charter provides that the committee shall:

·	recommend to the Board the corporate governance guidelines to be followed;

·	review and recommend the nomination of Board members;

·	set the compensation for the chief executive officer and other officers; and

·	administer the equity-based performance compensation plans of AeroGrow.

    The Governance, Compensation and Nominating Committee does not have a formal policy concerning stockholder recommendations to the Board of Directors and we did not receive any recommendations from stockholders requesting that the Board consider a candidate for inclusion as a nominee in this Information Statement..  The Committee has determined that it is appropriate to not have such a policy given the infrequency of such recommendations.  The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. The Committee would consider any candidate proposed in good faith by a stockholder on the same basis as a candidate proposed directly by the Board. To do so, a stockholder should send the candidate’s name, credentials, contact information, and his or her consent to be considered as a candidate to the Governance, Compensation and Nominating Committee, c/o Corporate Secretary, AeroGrow International, Inc., 6075 Longbow Drive, Boulder, Colorado, 80301.   The proposal should be received by the due date for a stockholder proposal, as set forth below under the caption heading “Submission of Stockholder Proposals,”  in order to be considered timely for consideration at  the 2011 Annual Meeting of Stockholders or, in lieu of an annual meeting, for an action by written consent of the stockholders.  The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long).

    In evaluating director nominees, the Governance, Compensation and Nominating Committee considers the appropriate skills and personal characteristics needed in light of the makeup of the current Board, including considerations of character, background, professional experience, education, skill, qualifications for committee membership, independence, race, gender, national origin, differences in viewpoint, and other individual qualities and attributes. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Committee may also consider such other factors as it may deem are in the best interests of the AeroGrow and its stockholders. The Committee does, however, believe it is appropriate for a member or members of AeroGrow’s management to participate as members of the Board.

    The Governance, Compensation and Nominating Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Committee then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board would be polled for suggestions as to individuals meeting the criteria described above. The Committee may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if appropriate.

    Meetings.  During the fiscal year ended March 31, 2011 the Board held five meetings.  Each director attended all of the meetings held by the Board during the period that he or she served as a director of AeroGrow, except Jervis Perkins, who was unable to attend two meetings.  Also during the fiscal year ended March 31, 2011, the Audit Committee held six meetings and the Governance, Compensation and Nominating Committee held three meetings.

    The Company encourages all incumbent directors, as well as all nominees for election as director, to attend the annual stockholder meetings, but they are not required to do so.  We did not hold an annual meeting last year.

Code of Ethics

    The Board of Directors has adopted a Code of Ethics to provide guidance to all of our directors, officers and employees, including our principal executive officer, principal financial and accounting officers, and persons performing similar functions.  The Code of Ethics is posted on our website at www.aerogrow.com, and may be found by clicking on “Investors” and then “Code of Ethics.”  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

Board Structure and Risk Oversight

    Jack J. Walker serves as the Chairman of the Board and J. Michael Wolfe serves as President and Chief Executive Officer.  Mr. Walker is the largest single investor in AeroGrow and his financial support has been instrumental in allowing AeroGrow to persevere through a very difficult economic period. He is involved in helping set the strategic direction for the Company.  Mr. Wolfe has responsibility for the day-to-day operations of the Company, as well as for helping set its strategic directions.

    Our Board has overall responsibility for risk oversight. Throughout the year, the Board dedicates a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic and operational risks are presented and discussed in the context of the President’s report on operations to the board of directors at regularly scheduled board meetings and at presentations to the board of directors by our other employees and consultants. The Boards’ risk oversight process builds upon management’s risk assessment and mitigation processes. The small size of AeroGrow allows our board of directors to develop in-depth knowledge of different facets of the business. This in-depth knowledge, coupled with exposure to and frequent communication with our management, assists the board of directors in performing its oversight responsibilities, including risk management, in an effective manner.

Communications with the Board of Directors

    Stockholders and other interested parties may communicate with the Board or any individual director, by writing to:
       AeroGrow International, Inc.
       Attention: Board of Directors
       c/o Corporate Secretary
       6075 Longbow Drive, Suite 200
       Boulder, Colorado 80301

    If the letter is from a stockholder, the letter should state that the sender is a stockholder. Under a process approved by the Board, depending on the subject matter, management will:

·	forward the letter to the director or directors to whom it is addressed; or

·	attempt to handle the matter directly (as where information about the Company or its stock is requested); or

·	not forward the letter if it is primarily commercial in nature or relates to an improper or irrelevant topic.

    A summary of all relevant communications that are received after the last meeting of the full Board and which are not forwarded will be presented at each Board meeting along with any specific communication requested by a director.

    All communications will be handled in a confidential manner, to the degree the law allows. Communications may be made on an anonymous basis; however, in these cases the reporting individual must provide sufficient details for the matter to be reviewed and resolved. The Company will not tolerate any retaliation against an employee who makes a good faith report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of our common stock (herein collectively, our “Section 16 insiders”) to file with the SEC certain forms reporting their ownership and changes in beneficial ownership of our common stock and other equity with the SEC, and to furnish us with copies of these filings.

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended March 31, 2010, all such filings required to be made by our Section 16 insiders were timely filed in accordance with the requirements of the Exchange Act, with the following exceptions.  Messrs. Walker and Wolfe invested in the Company’s Convertible Notes on October 31, 2010 and again on January 31, 2011; their Form 4s were filed late on December 10, 2010 and March 15, 2011, respectively.  Lazarus Investment Partners LLLP invested in Units comprised of the Company’s Convertible Notes and Warrants on May 6, 2010 and again on June 24, 2010; Lazarus’ Form 4s were filed late on June 15, 2010 and July 19, 2010, respectively.

Information concerning Section 16(a) beneficial ownership reporting compliance appearing in the Information Statement under “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Philosophy

    The Governance, Compensation and Nominating Committee of our Board is responsible for guiding and overseeing the formulation and application of the compensation and benefit programs for our executive officers and our directors.  A description of compensation for our non-employee directors is included above under the caption “Corporate Governance and Board Matters -- Director Compensation.”  The Committee acts pursuant to a charter that has been approved by our Board.

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

    We compensate our executives through a mix of base salary, bonus, and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.  In making compensation decisions, the Governance, Compensation and Nominating Committee, may compare certain elements of total compensation against other comparable publicly traded and privately held companies that compete in our markets.  However, the Committee did not use any peer group or benchmarking data in determining executive compensation during Fiscal 2011.  Rather, the Committee’s primary focus was on liquidity issues facing the Company and the compensation amounts that the Company could reasonably afford to pay.  A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy mentioned above.  There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  Rather, the Governance, Compensation and Nominating Committee reviews information such as that referenced above with respect to the Compensation Peers to determine the appropriate level and mix of incentive compensation.  Income from such incentive compensation is realized as a result of the performance of AeroGrow or the individual, depending on the type of award.

Compensation Process

    Generally, base salaries and annual incentive awards will be reviewed at the end of each fiscal year with changes made to the base salaries effective April 1 of the following fiscal year. Whether an individual’s salaries and incentive awards are increased or decreased depends on the individual’s performance as well as that of the Company.

    Stock options and other stock grants are reviewed and approved at meetings of the Governance, Compensation and Nominating Committee and the full Board.  By establishing the meeting schedule and agenda for these grants in advance, AeroGrow diminishes any opportunity for manipulation of exercise prices on option grants to the extent any recipients are in possession of non-public information at the time of the meetings.  Approval of grants for any newly hired or promoted executives during the course of the year generally occurs at the Governance, Compensation and Nominating Committee’s meeting immediately following the hiring or promotion.

Role of Executive Officers in Compensation Decisions

    The Governance, Compensation and Nominating Committee makes all compensation decisions for the executive officers and approves recommendations regarding equity awards to all elected officers of AeroGrow.  The Chief Executive Officer annually reviews the performance of each Named Executive Officer (other than the Chief Executive Officer, whose performance is reviewed by disinterested members of the Governance, Compensation and Nominating Committee).  “Named Executive Officers” are the Company’s (i) Chief Executive Officer; (ii) former Chief Executive Officer; and (iii) other two most highly compensated executive officers based on SEC regulations.  Compensation ranges for our Named Executive Officers are based on the individual’s experience and prior performance, as well as AeroGrow’s operating performance.  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Governance, Compensation and Nominating Committee.  The Governance, Compensation and Nominating Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Components of Total Compensation

   In Fiscal 2011, the principal components of compensation for executive officers were:

·	base salary;

·	annual incentive compensation;

·	stock options; and

·	benefits and other perquisites.

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

Base Salaries

    AeroGrow provides executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility.  During its review of base salaries for executives, the Governance, Compensation and Nominating Committee primarily considers:

·	individual scope of responsibility;

·	years of experience;

·	market data, such as that obtained from a review of other similarly situated companies;

·	internal review of the executive’s compensation, both individually and relative to other officers; and

·	individual performance of the executive.

    Salary levels are typically considered annually as part of AeroGrow’s performance review process as well as upon a promotion or other change in job responsibility.  Mr. Walker, our former Chief Executive Officer, refused to accept any salary or bonus compensation since his appointment in January 2010 until his resignation on March 31, 2011, in part due to the Company’s recent liquidity issues.

Performance-Based Annual Incentive Compensation

    Though markets dictate that base salaries must be competitive, AeroGrow is moving towards basing a greater proportion of its executive compensation on the achievement of measurable individual and company results through the award of annual incentive bonuses.  These bonuses are often tied to performance against the Company’s EBITDA objectives.  By increasing variable pay as a percentage of total compensation, the Governance, Compensation and Nominating Committee believes that executive compensation will be more aligned with value delivered to its stockholders.  This limits fixed costs and also results in higher pay occurring only in years when merited by high performance.  In July 2009, the Company paid an aggregate of $95,000 in cash bonuses to its Named Executive Officers that were attributable to performance during Fiscal 2009.  The Company has not paid any cash bonuses that are attributable to performance in Fiscal 2010 or Fiscal 2011.

Long Term Stock-based Compensation

    This category of awards covers options granted to executives out of the Company’s 2005 Equity Compensation Program, and that vest over time, at different rates for different executives.  Because these awards vest over time and become more valuable to the recipient only as AeroGrow’s stock price increases, the Governance, Compensation and Nominating Committee believes these are a useful form of long-term incentive compensation, with the potential to directly align the interests of shareholders and management.  During Fiscal 2011, we issued options to purchase 8,890,000 shares of common stock with exercise prices ranging from $0.07 to $0.14 per share under the 2005 Plan.  In addition, we issued 700,000 restricted shares of common stock to an investor relations advisory firm during Fiscal 2011.  For more details about outstanding stock options held by our Named Executive Officers, please refer to the table below entitled “Outstanding Equity Awards at Fiscal Year End.”

Liquidity Performance Award Plan

    In July 2009 the Board requested and received the consent of the covered executives to terminate the Liquidity Performance Award Plan, which provided compensation to certain executives in the event of a sale of the Company if specific conditions were met.

Equity Compensation Plan Information

2003 Stock Option Plan

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

    Administration.  The 2003 Plan was administered by our Governance, Compensation and Nominating Committee, and in the past was administered by the Board.  The plan provided that it could be administered by either the committee or Board, and in its administration it could:

·	select participants,

·	determine the date of grant, exercise price and other terms of options,

·	establish rules and regulations to administer the plan,

·	amend, suspend, or discontinue the plan subject to applicable shareholder approval,

·	interpret the rules relating to the plan, and

·	otherwise administer the plan.

2005 Equity Compensation Plan

    In August 2005 we adopted the 2005 Equity Compensation Plan (the “2005 Plan”) to promote our interests and the interests of our shareholders by attracting, retaining, and motivating our key officers, employees, directors, and consultants.  For more detailed information regarding the 2005 Plan, see “Action 2 – Approval of an Amendment to the 2005 Equity Compensation Plan to Authorize an Additional 10,000,000 Shares for Issuance under the Plan” above.

    The following table provides information about common stock that may be issued under our prior and existing equity compensation plans (the 2003 Plan and the 2005 Plan) pursuant to all outstanding awards as of March 31, 2011.

Equity Compensation Plan Information
As of March 31, 2011

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans	11,119,756	$0.12	1,662,639
Equity compensation plans not approved by security holders	--	$--	--
Total	11,119,756	$0.12	1,662,639

    At March 31, 2011, we had granted options for 7,425,815 shares of our common stock that are unvested and that will result in $441,707 of compensation expense in future periods, if fully vested.

Executives and Employment Arrangements

    The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us during Fiscal 2011, to our Named Executive Officers who were employed by the Company as of March 31, 2011.

    Employment Contracts

    We have entered into employment agreements with J. Michael Wolfe, H. MacGregor Clarke, and John K. Thompson, but Jack J. Walker’s employment was not governed by a contract.

    Jack J. Walker

    Mr. Walker was employed as the Chief Executive Officer of the Company from January 2010 until March 31, 2011.  He has served as on the Board of Directors since February 2006 and as Chairman of the Board since July 2008.  Mr. Walker did not receive cash compensation nor does he have an annual incentive bonus.  Instead, Mr. Walker was granted options to purchase 1,000,000 shares of the Company’s common stock on December 8, 2010.  The options have an exercise price of $0.08 per share, which was the price at market close on the date of grant.  The options vest quarterly over a two-year period.  While Chief Executive Officer, Mr. Walker received medical benefits commensurate with the policies and programs adopted by us for our senior executives.  For Fiscal 2011, the options granted for his service as Chief Executive Officer created an expense of $60,000 in equity compensation expense for the Company during Fiscal 2011.

    J. Michael Wolfe

    The employment agreement for Mr. Wolfe, dated as of February 9, 2009 (the “Wolfe Agreement”), provides that he will be employed as the Vice President of Operations of the Company.  The Wolfe Agreement did not change when he assumed his new position as President and Chief Executive Officer.  He must devote his entire business time to the affairs of the Company.  The initial term was until April 1, 2010 and renewable for successive one year terms.  Mr. Wolfe is entitled to receive base compensation of $175,000 per year and an annual bonus of 1.5% of the EBITDA of the Company as determined by our annual financial statements and pro-rated for any portion of such annual period covered under the Wolfe Agreement.  Mr. Wolfe is eligible to receive grants under the 2005 Equity Compensation Plan and such options will: (i) vest pursuant to a schedule that provides for vesting of at least of 50% of the amount of the grant per each 12-month period from the date of grant; (ii) not expire in less than five years from the date of grant; (iii) be subject to other standard terms and conditions under the 2005 Equity Compensation Plan; and (iv) shall have other terms and conditions no less favorable than that granted to other senior executives of the Company. The Wolfe Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by us for our senior executives.  If Mr. Wolfe is terminated without cause by us or Mr. Wolfe terminates under certain circumstances constituting a breach of the agreement by us, Mr. Wolfe shall be entitled to receive severance compensation equivalent to six months base salary and a pro rata bonus. In addition, if Mr. Wolfe is terminated in the event of a change in control of AeroGrow, including a change in chief executive officer, Mr. Wolfe shall be entitled to receive severance equal to his base salary for one year.  At the time of his hire, on March 28, 2006, Mr. Wolfe was granted 125,000 fully vested five-year options to purchase AeroGrow common stock under our 2005 Equity Compensation Plan at an exercise price of $5.00.  On March 4, 2009, Mr. Wolfe was granted five-year options to purchase 175,000 shares of AeroGrow’s common stock under the Company’s 2005 Equity Compensation Plan.  The options have an exercise price of $0.18 per share which was the price at market close on the date of grant.  The options vest quarterly over a two-year period.  On September 10, 2009, Mr. Wolfe was granted five-year options to purchase 50,000 shares of AeroGrow’s common stock under the 2005 Equity Compensation Plan.  The options have an exercise price of $0.12 per share, which was the price at market close on the date of grant, and vest quarterly over a two-year period.  Also on September 10, 2009, the exercise prices of 125,000 options, previously granted to Mr. Wolfe on March 28, 2006, were adjusted to $0.12 per share.  On June 23, 2010, Mr. Wolfe was granted five-year options to purchase 100,000 shares of AeroGrow’s common stock under the Company’s 2005 Equity Compensation Plan.  The options have an exercise price of $0.137 per share, which was the price at market close on the date of grant.  The options vest quarterly over a two-year period.  On December 8, 2010, Mr. Wolfe was granted five-year options to purchase 2,500,000 shares of AeroGrow’s common stock under the Company’s 2005 Equity Compensation Plan.  The options have an exercise price of $0.08 per share, which was the price at market close on the date of grant.  The options vest quarterly over a two-year period.  For Fiscal 2011, the Company paid Mr. Wolfe $200,500 in cash compensation and expensed $160,000 in equity compensation.

    H. MacGregor Clarke

    The employment agreement for Mr. Clarke, dated as of May 23, 2008 (the “Clarke Agreement”), provides that he will be employed as the Chief Financial Officer of the Company.  He must devote all of his business time to the affairs of the Company.  The initial term is one year ending May 23, 2009, and renewable for successive one year terms.  Mr. Clarke is entitled to receive base compensation of $200,000 per year and an annual bonus of not less than 1.5% EBITDA of the Company, as determined by our annual financial statements and prorated for any portion of such annual period covered under the Clarke Agreement.  Mr. Clarke is entitled to reimbursement for car expenses at the rate of $750 per month.  The Clarke Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs as adopted by us for our senior executives.  If the Company terminates the employment of Mr. Clarke without cause (as determined under the Clarke Agreement), then Mr. Clarke will be entitled to receive his base salary for 12 months following the date of termination, and a prorated portion of his annual cash bonus.  Further, pursuant to the Clarke Agreement, Mr. Clarke was granted five year options to purchase our common stock under the 2005 Equity Compensation Plan on three different dates.  The first grant was for 30,000 fully vested options to purchase the common stock of the Company on June 1, 2008 at an exercise price of $2.60 per share.  On July 1, 2008, Mr. Clarke was granted 60,000 options to purchase our common stock at an exercise price of $2.07 per share.  The vesting schedule for these options is 50% as of December 1, 2008 and 50% as of June 1, 2009.  The final grant of options per the Clarke Agreement was on October 1, 2008.  The grant was for 60,000 options to purchase common stock of the Company at an exercise price of $2.86 per share with a vesting schedule of 50% on December 1, 2009 and 50% on June 1, 2010.  The exercise prices of these options are equal to the price of the Company’s common stock at market close on the dates of grant.  On March 4, 2009, Mr. Clarke was granted five-year options to purchase 200,000 shares of AeroGrow’s common stock under the Company’s 2005 Equity Compensation Plan.  The options have an exercise price of $0.18 per share, which was the price at market close on the date of grant.  The options vest quarterly over a two-year period. On September 10, 2009, Mr. Clarke was granted five-year options to purchase 50,000 shares of AeroGrow’s common stock under the 2005 Equity Compensation Plan.  The options have an exercise price of $0.12 per share, which was the price at market close on the date of grant, and vest quarterly over a two-year period.  Also on September 10, 2009, the exercise prices of 150,000 options, previously granted to Mr. Clarke and exclusive of the March 4, 2009 grant, were adjusted to $0.12 per share, but all vesting schedules were unchanged. On June 23, 2010, Mr. Clarke was granted five-year options to purchase 100,000 shares of AeroGrow’s common stock under the Company’s 2005 Equity Compensation Plan.  The options have an exercise price of $0.137 per share, which was the price at market close on the date of grant.  The options vest quarterly over a two-year period.  On December 8, 2010, Mr. Clarke was granted five-year options to purchase 2,500,000 shares of AeroGrow’s common stock under the Company’s 2005 Equity Compensation Plan.  The options have an exercise price of $0.08 per share, which was the price at market close on the date of grant.  The options vest quarterly over a two-year period.  For Fiscal 2011, the Company paid Mr. Clarke $209,500 in cash compensation and expensed $160,000 in equity compensation.

    John K. Thompson

    The employment agreement for Mr. Thompson, dated as of January 26, 2009 (the “Thompson Agreement”), provides that he will perform such duties as designated by the Company’s Chief Executive Officer.  He must devote his entire business time to the affairs of the Company.  The initial term was until April 1, 2009 and renewable for successive one year terms.  Mr. Thompson is entitled to receive base compensation of $150,000 per year and an annual bonus of 0.5% of the EBITDA of the Company as determined by our annual financial statements and pro-rated for any portion of such annual period covered under the Thompson Agreement.  Mr. Thompson is eligible to receive grants under the 2005 Equity Compensation Plan and such options will: (i) vest pursuant to a schedule that provides for vesting of at least of 50% of the amount of the grant per each 12-month period from the date of grant; (ii) not expire in less than five years from the date of grant; (iii) be subject to other standard terms and conditions under the 2005 Equity Compensation Plan; and (iv) shall have other terms and conditions no less favorable than that granted to other senior executives of the Company. The Thompson Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by us.  If Mr. Thompson is terminated without cause by us or Mr. Thompson terminates under certain circumstances constituting a breach of the agreement by us, Mr. Thompson shall be entitled to receive severance compensation equivalent to six months base salary and a pro rata bonus.  On March 4, 2009, Mr. Thompson was granted five-year options to purchase 100,000 shares of AeroGrow’s common stock under the 2005 Equity Compensation Plan.  The options have an exercise price of $0.18 per share, which was the price at market close on the date of grant, and vest quarterly over a two-year period.  On September 10, 2009, the exercise prices of 50,000 options, previously granted to Mr. Thompson and exclusive of the March 4, 2009 grant, were adjusted to $0.12 per share, but all vesting schedules were unchanged.  On December 8, 2010, Mr. Thompson was granted five-year options to purchase 1,750,000 shares of AeroGrow’s common stock under the Company’s 2005 Equity Compensation Plan.  The options have an exercise price of $0.08 per share, which was the price at market close on the date of grant.  The options vest quarterly over a two-year period.  For Fiscal 2011, the Company paid Mr. Thompson $150,500 in cash compensation and expensed $105,000 in equity compensation.

    Other Company officers who do not qualify as Named Executive Officers are employed on an “at will” basis, subject to varying lengths of employment agreements and severance agreements.

Summary Compensation Table

     The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2011 and Fiscal 2010:

Name and Principal Position	Fiscal Year	Salary Paid	Bonus		Stock Awards	Option Awards (1)		All Other Compensation		Total
Jack J. Walker, Chairman and former CEO	2011	$--	$100		$--	$60,000	(2)	$--		$60,100
	2010	$--	$--		$--	$11,000	(2)	$2,000	(3)	$13,000
J. Michael Wolfe, Director, President and CEO (4)	2011	$200,000	$500		$--	$160,000	(10)	$--		$360,500
	2010	$210,231	$36,000	(9)	$--	$8,750	(11)	$--		$254,981
H. MacGregor Clarke, Director and CFO (4)	2011	$200,000	$500		$--	$160,000	(6)	$9,000	(7)	$369,500
	2010	$212,308	$23,000	(5)	$--	$10,000	(8)	$9,000	(7)	$254,308
John K. Thompson, SVP, Sales and Marketing	2011	$150,000	$500		$--	$105,000	(12)	$--		$255,500
	2010	$131,539	$3,000		$--	$2,500	(13)	$--		$137,039

(1)	Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.

(2)
Mr. Walker did not receive cash compensation for his service as Chief Executive Officer.  On December 8, 2010, he was granted 1,000,000 five-year options at an exercise price of $0.08 per share.  These options vest quarterly over a two-year period.  On January 14, 2010, he was granted 100,000 fully vested five year options to purchase shares of our common stock at an exercise price of $0.20 per share.

(3)	Mr. Walker's compensation for service as a non-employee director from April 1, 2009 through January 14, 2010.

(4)	Mr. Wolfe and Mr. Clarke did not receive compensation for their service on the Board of Directors.

(5)	On July 8, 2009, Mr. Clarke was awarded a $23,000 bonus by the Board of Directors.

(6)
On June 23, 2010, Mr. Clarke was granted 100,000 five year options to purchase our common stock at an exercise price of $0.137 per share.  These options vest quarterly over a two year period.  On December 8, 2010, Mr. Clarke was granted 2,500,000 five year options to purchase our common stock at an exercise price of $0.08 per share.  These options vest quarterly over a two year period.

(7)	In accordance with Mr. Clarke’s employment agreement, he was paid $750 per month for auto expenses.

(8)
On September 10, 2009, Mr. Clarke was granted 50,000 five year options to purchase our common stock at an exercise price of $0.12 per share, which vest quarterly over a 2 year period.   On September 10, 2009, the exercise prices of 150,000 options, previously granted to Mr. Clarke and exclusive of the March 4, 2009 grant, were adjusted to $0.12 per share and the vesting schedules were unchanged.

(9)	On July 8, 2009, Mr. Wolfe was awarded a $36,000 bonus by the Board of Directors.

(10)
On June 23, 2010, Mr. Wolfe was granted 100,000 five year options to purchase our common stock at an exercise price of $0.137 per share.  These options vest quarterly over a two year period.  On December 8, 2010, Mr. Wolfe was granted 2,500,000 five year options to purchase our common stock at an exercise price of $0.08 per share.  These options vest quarterly over a two year period.

(11)
On September 10, 2009, Mr. Wolfe was granted 50,000 five year options to purchase our common stock at an exercise price of $0.12 per share, which vest quarterly over a 2 year period.   On September 10, 2009, the exercise prices of 125,000 options, previously granted to Mr. Wolfe on March 28, 2006, were adjusted to $0.12 per share.

(12)	On December 8, 2010, Mr. Thompson was granted 1,750,000 five year options to purchase our common stock at an exercise price of $0.08 per share, which vest quarterly over a 2 year period.

(13)	On September 10, 2009, the exercise prices of 50,000 options, previously granted to Mr. Thompson, were adjusted to $0.12 per share.

    The following table provides information with respect to the Named Executive Officers concerning unexercised stock options held by them at March 31, 2011.  All options granted to date to the Named Executive Officers are unexercised.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Exercise Price per Share	Expiration Date
Jack J. Walker	10,000	--		$0.12	22-Mar-2012
Jack J. Walker	23,000	--		$0.12	2-Jul-2013
Jack J. Walker	13,000	--		$0.12	23-Jul-2013
Jack J. Walker	41,000	--		$0.08	8-Jul-2014
Jack J. Walker	100,000	--		$0.20	14-Jan-2015
Jack J. Walker	166,668	833,332	(1)	$0.08	8-Dec-2015
H. MacGregor Clarke	30,000	--		$0.12	1-Jun-2013
H. MacGregor Clarke	60,000	--		$0.12	1-Jul-2013
H. MacGregor Clarke	60,000	--		$0.12	1-Oct-2013
H. MacGregor Clarke	200,000	--		$0.18	4-Mar-2014
H. MacGregor Clarke	39,577	10,423	(2)	$0.12	10-Sep-2014
H. MacGregor Clarke	41,670	58,330	(3)	$0.137	23-Jun-2015
H. MacGregor Clarke	416,668	2,083,332	(1)	$0.08	8-Dec-2015
J. Michael Wolfe	175,000	--		$0.18	4-Mar-2014
J. Michael Wolfe	39,577	10,423	(2)	$0.12	10-Sep-2014
J. Michael Wolfe	41,670	58,330	(3)	$0.137	23-Jun-2015
J. Michael Wolfe	416,668	2,083,332	(1)	$0.08	8-Dec-2015
John K. Thompson	100,000	--		$0.18	4-Mar-2014
John K. Thompson	39,577	10,423	(2)	$0.12	10-Sep-2014
John K. Thompson	291,668	1,458,332	(1)	$0.08	8-Dec-2015

(1)	The options granted on December 8, 2010 at an exercise price of $0.08 per share vest quarterly over a 2 year period.

(2)	The options granted on September 10, 2009 at an exercise price of $0.12 per share vest quarterly over a 2 year period.

(3)	The options granted on June 23, 2010 at an exercise price of $0.137 per share vest quarterly over a 2 year period.

Compensation Committee Interlocks and Insider Participation

    Disclosure under this section is not required for a “smaller reporting company.”

Report of the Compensation Committee

    Disclosure under this section is not required for a “smaller reporting company.”

Director Compensation

    The following table provides information on AeroGrow’s compensation practices during the fiscal year ended March 31, 2011 for non-employee directors:

Non-Employee Director Meeting Fee and Retainer Information

Annual retainer for all non-employee directors	$5,000
Additional annual retainer for Board Chairman	$5,000
Additional annual retainer for Audit Committee Chairman	$5,000
Additional annual retainer for Governance, Compensation, and Nominating Committee Chairman	$5,000
Stock options granted for annual service on the Board by non-employee directors (1)	18,000
Stock options granted for annual service on the Audit Committee (1)	3,000
Stock options granted for annual service on the Governance, Compensation, and Nominating Committee (1)	2,000
Additional stock options granted for annual service as Board Chairman (1)	18,000
Reimbursement for expenses attendant to Board membership	Yes
Payment for Board meetings attended in person	$1,000
Payment for Board meetings attended in person by the Board Chairman	$2,000

(1)
The options vest pro-rata monthly (one-twelfth per month) on the last day of each month throughout the term of service.  If a director is unable to finish his or her term of service by reason of death or disability, the director options vest immediately.

Only Messrs. Barish and Dingman received non-employee director compensation during the fiscal year ended March 31, 2011.  One former director, Jervis B. Perkins, received non-employee director compensation from April 1, 2010 through February 9, 2011, when he resigned from the Board.  Jack J. Walker, H. MacGregor Clarke, and J. Michael Wolfe all served as employees during the fiscal year ended March 31, 2011 and therefore were not eligible to receive cash and equity compensation as a non-employee director.  We also maintain $15 million of director and officer liability insurance and we have entered into indemnification agreements with each director.

Summary of Board Committee Composition

Current Directors	Board	Audit	Governance, Compensation, and Nominating
Jack J. Walker, Chairman and Director	X	X	X
Michael S. Barish, Director	X	X	X
H. MacGregor Clarke, Director	X
Michael D. Dingman Jr., Director	X	X	X
J. Michael Wolfe, Director	X

Former Director	Board	Audit	Governance, Compensation, and Nominating
Jervis B. Perkins, Former Director	X

Director Compensation Table during Fiscal 2011

    The following table sets forth information regarding all forms of compensation received by directors of the Company during Fiscal 2011:

Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Warrant Awards	All Other Compensation	Total
Jack J. Walker, Chairman and Former President and CEO (2)	$-	$-	$-	$-	$-	$-
Michael S. Barish, Director	$8,000	$-	$-	$-	$-	$8,000
H. MacGregor Clarke, Director and CFO (3)	$-	$-	$-	$-	$-	$-
Michael D. Dingman, Jr., Director	$13,000	$-	$-	$-	$-	$13,000
J. Michael Wolfe, President, CEO and Director (4)	$-	$-	$-	$-	$-	$-
Jervis B. Perkins, Former Director (5)	$1,000	$-	$-	$-	$-	$1,000

(1)	Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.

(2)
As an employee of the Company, Mr. Walker did not receive compensation for his service on the Board of Directors. His compensation as an officer of the Company is included in the Executive Compensation Table.

(3)
As an employee of the Company, Mr. Clarke did not receive compensation for his service on the Board of Directors. His compensation as an officer of the Company is included in the Executive Compensation Table.

(4)
As an employee of the Company, Mr. Wolfe did not receive compensation for his service on the Board of Directors. His compensation as an officer of the Company is included in the Executive Compensation Table.

(5)	Jervis B. Perkins resigned from the Board on February 9, 2011.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 29, 2011 regarding our common stock owned of record or known by the Company to be owned beneficially by: (i) each director, (ii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), (iii) all those known by the Company to beneficially own more than 5% of the Company’s common stock, and (iv) all directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security under SEC Rule 13d-3 if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  For purposes of calculating percent of class ownership, Shares of the Company’s common stock subject to warrants and stock options exercisable within 60 days of July15, 2011 are deemed outstanding for purposes of computing the percentage of the person holding such warrants and stock options but are not deemed outstanding for computing the percentage of any other person.

The table assumes a total of 19,244,160 shares of common stock outstanding and 7,576 shares of Series A preferred stock outstanding.  Unless otherwise indicated the address of each beneficial owner shown is c/o AeroGrow International, Inc., 6075 Longbow Drive, Suite 200, Boulder, Colorado 80301.

	Common Stock			Series A Preferred Stock
Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Number of Common Shares Acquirable Within 60 Days (2)	Percent of Class	Number of Series A Preferred Shares Beneficially Owned (1)	Number of Series A Preferred Shares Acquirable Within 60 Days (2)	Percent of Class	Percent Total Voting Power (3)

5% Stockholders

Jack J. Walker (4), (5)	42,339,834	42,115,426	69.00%	4,974	1,324	55.89%	32.51%
Lazarus Investment Partners LLLP (6)	29,678,675	29,175,819	61.29%	1,288	428	16.09%	8.37%
The Peierls Foundation, Inc. (7)	16,721,313	16,721,313	46.49%	-	-	-	-
GVC Capital LLC (8)	15,373,333	15,373,333	44.41%	-	-	-	-
Michael S. Barish (5), (9)	10,028,333	9,875,168	34.44%	649	217	8.33%	4.05%
Alpha Capital Anstalt (10)	8,116,000	8,000,000	29.79%	790	400	9.90%	6.37%
Chestnut Ridge Partners, LP (11)	6,201,500	6,201,500	24.37%	-	-	-	-
David Weiner (12)	5,092,055	5,092,055	20.92%	-	-	-	-
H. Leigh Severance (13)	4,604,088	4,484,710	19.40%	325	108	4.23%	2.10%
Mingkeda Industries Co., Ltd. (14)	4,593,337	4,583,337	19.28%	825	275	10.51%	4.86%
Max & Kathleen Duncan JTWROS (15)	4,203,100	4,203,100	17.93%	-	-	-	-
Porter Partners, LP (16)	4,203,100	4,203,100	17.93%	-	-	-	-
The Angell Foundation (17)	4,180,328	4,180,328	17.85%	-	-	-	-
J. Michael Wolfe (5), (18)	4,201,895	4,201,895	17.92%	270	90	3.52%	1.59%
William D. Moreland (19)	2,841,069	2,841,069	12.86%	-	-	-	-
Kayue Electric Company Ltd. (20)	3,138,891	3,138,891	14.02%	565	188	7.28%	3.32%
Thunder Funding LLC (21)	2,777,780	2,777,780	12.61%	500	500	6.19%	-
Brio Capital, LP (22)	2,626,938	2,626,938	12.01%	-	-	-	-
Brian Eliot Peierls (23)	2,508,197	2,508,197	11.53%	-	-	-	-
E. Jeffrey Peierls (24)	2,508,197	2,508,197	11.53%	-	-	-	-
Jerome P. Lauffenburger (25)	2,354,916	2,156,332	11.00%	199	66	2.60%	1.49%
H. MacGregor Clarke (5), (29)	2,253,341	2,248,341	10.48%	112	37	0.0	0
Joint Glory International Limited (26)	2,125,012	2,062,507	9.97%	360	180	0.0	0
Duncan Family Trust (27)	2,101,550	2,101,550	9.85%	-	-	-	-
J & T Meadows, Ltd. (28)	2,101,550	2,101,550	9.85%	-	-	-	-
Jervis B. Perkins (30)	1,763,835	1,758,335	8.40%	303	101	0.0	0
Grad-Wurn LLC (32)	1,556,938	1,556,938	7.48%	-	-	-	-
Margaret Bathgate (31)	1,521,909	1,521,909	7.33%	-	-	-	-
UD Ethel F. Peierls Charitable Lead Trust (33)	1,463,115	1,463,115	7.07%	-	-	-	-
Delaware Charter G&T Co. TTEE FBO Steven M. Bathgate IRA (34)	1,385,201	1,385,201	6.71%	-	-	-	-
Alvin R. Bonnette TTEE for Alvin R. Bonnette Rev. Trust dated 1/31/1985 (35)	1,050,775	1,050,775	5.18%	-	-	-	-
David W. Fulker & Natalie Wolman JTWROS (36)	1,050,775	1,050,775	5.18%	-	-	-	-
George F. Wood (37)	1,050,775	1,050,775	5.18%	-	-	-	-
Janice D. Bowen (38)	1,050,775	1,050,775	5.18%	-	-	-	-
Lawrence Greenberg (39)	1,050,775	1,050,775	5.18%	-	-	-	-
Michael Osterman (40)	1,050,775	1,050,775	5.18%	-	-	-	-
Southwest Securities, Inc. FBO: Sharon L. Pitkin Trust, IRA Kimberly L. Lawrenz, Trustee (41)	1,050,775	1,050,775	5.18%	-	-	-	-
The Earl W. Sauder, LLC (42)	1,050,775	1,050,775	5.18%	-	-	-	-
Delaware Charter Guarantee & Trust FBO: Alan Kurus, IRA (43)	1,045,082	1,045,082	5.15%	-	-	-	-
The Julia B. Donovan Trust (44)	1,045,082	1,045,082	5.15%	-	-	-	-

Directors

Jack J. Walker (4), (5)	42,339,834	42,115,426	69.00%	4,974	1,324	55.89%	32.51%
Michael S. Barish (5), (9)	10,028,333	9,875,168	34.44%	649	217	8.33%	4.05%
J. Michael Wolfe (5), (18)	4,201,895	4,201,895	17.92%	270	90	3.52%	1.59%
H. MacGregor Clarke (5), (29)	2,253,341	2,248,341	10.48%	112	37	1.47%	0.67%
Michael D. Dingman, Jr. (5)	113,000	113,000	0.58%	-	-	-	-

Named Executive Officers

J. Michael Wolfe (5), (18)	4,201,895	4,201,895	17.92%	270	90	3.52%	1.59%
H. MacGregor Clarke (5), (29)	2,253,341	2,248,341	10.48%	112	37	1.47%	0.67%
John K. Thompson (5)	1,005,851	979,167	4.97%	9	3	0.12%	0.09%

All AeroGrow Named Executive Officers and Directors as a Group (6 Persons)	59,942,254	59,532,997	76.09%	6,014	1,671	65.04%	38.91%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which include holding voting and investment power with respect to the securities. Shares of common stock subject to preferred stock, options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person. Includes shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, 8% Subordinated Secured Convertible Promissory Notes, and 15% Secured Convertible Promissory Notes. Beneficial ownership is based on holdings known to the Company and may not include all shares of common stock beneficially owned but held in street name or reflect recent sales or purchases of securities that have not been made known to the Company.

(2)
The number of shares acquirable within 60 days includes any preferred stock, options or warrants currently exercisable or exercisable within the next 60 days. This number is included in the number of shares beneficially owned. Includes shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, 8% Subordinated Secured Convertible Promissory Notes, and 15% Secured Convertible Promissory Notes.

(3)
The percent total voting power is based on the number of preferred shares and common shares presently held that could be voted. It does not include any exercisable options or warrants. Includes shares of common stock issuable upon conversion of Series A Convertible Preferred Stock.

(4)
Mr. Walker’s beneficial ownership includes 475 shares of preferred stock and warrants to purchase 273 shares of preferred stock that are held of record by M&J Walker Charitable Remainder Trust, of which Mr. Walker is a controlling person. Mr. Walker’s beneficial ownership also includes 100 shares of preferred stock, warrants to purchase 50 shares of preferred stock, and 76,122 shares of common stock held of record by March Trade & Finance, Inc. of which Mr. Walker is a controlling person. Mr. Walker's beneficial ownership also includes a $145,739 promissory note and accrued interest that is convertible into 809,661 shares of common stock that is held by his wife. In addition, Mrs. Walker holds warrants to purchase an additional 1,333,333 shares of common stock.

(5)	The address of the beneficial owner is 6075 Longbow Dr., Suite 200, Boulder, CO 80301.
(6)
Beneficial ownership is based on holdings known to the Company and includes information provided in an Amendment to Schedule 13D as filed February 1, 2011. Lazarus Investment Partners LLLP and its affiliates hold 860 shares of Series A preferred stock, warrants to purchase 428 shares of Series A preferred stock, 502,856 shares of common stock, $1,127,827 in promissory notes and accrued interest that is convertible into 10,954,408 shares of common stock, and warrants to purchase 10,941,187 shares of common stock. Lazarus Investment Partners LLLP’s address is 2401 East 2nd Avenue, #600, Denver, CO 80206.

(7)	The Peierls Foundation, Inc.'s address is US Trust Co. attn: John S. Kennedy, 114 W. 47th Street, New York, NY 10036.
(8)	GVC Capital LLC's address is 5350 South Roslyn Street, Suite 400, Greenwood Village, CO 80111.
(9)
Mr. Barish's ownership includes 5,000 shares held by Michael S. Barish Irrevocable Spousal Trust, 4,500 shares held by Barish Family Foundation, 29,429 shares held by his wife Joyce F. Barish, and 5,000 shares held by Joyce F. Barish Irrevocable Children's trust, of which Mr. Barish is a controlling person.

(10)	Alpha Capital Anstalt's address is c/o LH Financial Services Corp., 150 Central Park South, 2nd Floor, New York, NY 10019.
(11)	Chestnut Partners, LP's address is 10 Forest Avenue, Paramus, NJ 07652.
(12)	Mr. Weiner's address is 12400 Ventura Blvd. #327, Studio City, CA 91604.
(13)
Mr. Severance’s beneficial ownership includes 106 shares of preferred stock, warrants to purchase an additional 53 shares of preferred stock, 57,709 shares of common stock, $53,974 of promissory notes and accrued interest that is convertible into 539,740 common shares, and warrants to purchase 500,000 shares of common stock held of record by H. Leigh Severance, Inc. Profit Sharing Plan and Trust, of which Mr. Severance is a controlling person. Mr. Severance’s beneficial ownership also includes 5 shares of preferred stock, warrants to purchase an additional 2 shares of preferred stock, and 3,335 shares of common stock held of record by H. Leigh Severance, Inc. Pension Plan and Trust, of which Mr. Severance is a controlling person. Mr. Severance’s address is 14282 E. Caley Ave., Aurora, CO 80016.

(14)	Mingkeda Industries Co. Ltd.’s address is 1825 Renmin E Road, Heshan City, Guangdong Province, China.
(15)	Mr. and Mrs. Duncan's address is 5322 Stonewall, Corpus Christi, TX 78413.
(16)	Porter Partners, LP's address is 300 Drakes Ldg. Rd., Ste. 175, Greenbrae, CA 94904.
(17)	The Angel Foundation's address is 10880 Wilshire Blvd. #920, Los Angeles, CA 90024.
(18)
Mr. Wolfe's beneficial ownership includes a $52,998 promissory note and $976 in accrued interest on the note that is convertible into 539,740 shares of common stock and is held jointly with his wife. In addition, Mr. and Mrs. Wolfe jointly hold warrants to purchase an additional 500,000 shares of common stock.

(19)	Mr. Moreland's address is 1655 E. Layton Drive, Englewood, CO 80113.
(20)	Kayue Electric Company Ltd.’s address is Unit C, 19/F, Dragon Centre, 79 Wing Hong Street, Cheung Sha Wan, Kowloon, Hong Kong.
(21)	Thunder Funding LLC's address is 11811 N. Tatum Blvd., Suite 1051, Phoenix, AZ 85028.
(22)	Brio Capital LP's address is 401 E. 34th St., Suite South 33C, New York, NY 10016.
(23)	Mr. Peierl's address is 7808 Harvestman Cove, Austin, TX 78731.
(24)	Mr. Peierl's address is 73 South Holman Way, Golden, CO 80401.
(25)	Mr. Lauffenburger’s address and that of the trust is 2095 Heritage Place, Erie, CO 80516.
(26)	Joint Glory International Limited's address is c/o Accelera Management (Singapore) Pte. Ltd., 16 Collyer Quay, #10-00 Hitachi Tower, Singapore 049318.
(27)	The Duncan Family Trust's address is 2003 Cordoba Ave., Kerrville, TX 78028.
(28)	J & T Meadows, Ltd.'s address is 3656 Encanto, Fort Worth, TX 76109.
(29)
Mr. Clarke's beneficial ownership includes a $8,282 promissory note and accrued interest that is convertible into 46,013 shares of common stock and is held jointly with his wife. In addition, Mr. and Mrs. Clarke jointly hold warrants to purchase an additional 83,333 shares of common stock.

(30)
Mr. Perkins beneficial ownership represents shares beneficially owned by Mr. Perkins prior to his death. These shares are now beneficially owned by his estate. The address for Mr. Perkins estate is 1750 Parliament Court, Lake Forest, IL 60045.

(31)	Ms. Bathgate's' address is 6376 E. Tufts Ave, Englewood, CO 80111.
(32)	Grad-Wurn LLC's address is 82 Alpine Way, Boulder, CO 80302.
(33)	UD Ethel F. Peierls Charitable Lead Trust's address is US Trust Co. attn: John S. Kennedy, 114 W. 47th Street, New York, NY 10036.
(34)	Delaware Charter G&T Co. TTEE FBO Steven M. Bathgate IRA's address is c/o GVC Capital LLC, 5350 S. Roslyn St., Suite 400, Greenwood Village, CO 80111.
(35)	Alvin R. Bonnette Rev. Trust's address is 181 East Dunstable Rd., Nashua, NH 03062.
(36)	Mr. Fulker & Ms. Wolman's address is 1400 Mariposa Ave., Boulder, CO 80302.
(37)	Mr. Wood's address is 55 Madison Street #680, Denver, CO 80206.
(38)	Ms. Bowen's address is 313 Schreiner St., Kerrville, TX 78028.
(39)	Mr. Greenberg's address is 2371 Linden Dr., Boulder, CO 80304.
(40)	Mr. Osterman's address is 2910 N. Lakeridge Trail, Boulder, CO 80302.
(41)	Southwest Securities, Inc. FBO Sharon L Pitkin Trust, IRA Kimberly L Lawrenz, Trustee's address is 1201 Elm Street #3500, Dallas, TX 75270.
(42)	The Earl W. Sauder, LLC's address is 2824 Hidden Lakes Dr., Emporia, KS 66801.
(43)	Delaware Charter Guarantee & Trust FBO: Alan Kurus, IRA's address is 1201 Elm Street, Suite 3500, Dallas, TX 75270.
(44)	The Julia B. Donovan Trust's address is 2440 CR 44 West, Eustis, FL 32726.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Parties

    Since April 1, 2010, our Board of Directors reviewed and did not object to any of the related party transactions reported in this proxy statement. Our Board recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore follows the procedures as described below to address such risks.

    Our Board of Directors is required to review all related party transactions. AeroGrow is prohibited from entering or continuing a material related party transaction that has not been reviewed and approved or ratified by the Board. Additionally, in transactions where an executive officer is related to any of our goods or services provider, the board of directors must approve the transaction. In reviewing a related party transaction the board of directors considers all of the relevant factors surrounding the transaction including:

1.	whether there is a valid business reason for us to enter into the related party transaction consistent with the best interests of AeroGrow and our stockholders;

2.	whether the transaction is negotiated on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally;

3.
whether the board of directors determines that it has been duly apprised of all significant conflicts that may exist or may otherwise arise on account of the transaction, and it believes, nonetheless, that we are warranted in entering into the related party transaction and have developed an appropriate plan to manage the potential conflicts of interest;

4.	whether the rates or charges involved in the transaction are determined by competitive bids, or the transaction involves rates or charges fixed in conformity with law or governmental authority; and/or

5.
whether the interest of the related party or that of a member of the immediate family of the related party arises solely from the ownership of our class of equity securities and all holders of our equity securities received the same benefit on a pro-rata basis.

    During the fiscal year ended March 31, 2011 and in prior years, we relied upon a variety of debt funding sources to meet our liquidity requirements, including transactions: (i) which involved members of our Board, management team and certain stockholders that beneficially own more than five percent of our outstanding voting securities and (ii) which are required to be disclosed pursuant to Item 404 of Regulation S-K.  These transactions are disclosed above under the heading “Liquidity and Capital Resources.”

Board Independence

    Our common stock trades on the OTC Bulletin Board and we are considered to be a “smaller reporting company” under applicable SEC rules.  As such, we are not currently subject to corporate governance standards of other listed companies, which require, among other things, that the majority of the board of directors be independent.  Because we are not currently subject to corporate governance standards defining the independence of our directors, we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that Mr. Dingman is currently the only independent member of our Board of Directors.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Aggregate fees billed by Eide Bailly LLP (“Eide Bailly”), for the fiscal years ended March 31, 2011 and 2010 are as follows:

	Fiscal 2011	Fiscal 2010
Eide Bailly:
Audit Fees	$86,211	$86,906
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$86,211	$86,906

    Audit Fees:  This category includes the audit of our annual financial statements included in our Annual Report on Form 10-K, review of quarterly financial statements included in our Quarterly Reports on Form 10-Q, the audit of management’s assessment of the effectiveness, and review of our internal controls.

    Audit-related fees:  This category consists of assurance and related services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” We did not incur any audit-related fees in the fiscal years ended March 31, 2011 or 2010.

    Tax fees:  This category consists of professional services rendered primarily in connection with our tax planning and compliance activities, including the preparation of tax returns. Although we did incur $12,000 and $24,410 in tax fees during Fiscal 2011 and 2010, respectively, we did not engage Eide Bailly for any tax services.

    All other fees:  This category consists of fees for other corporate services, primarily the review of SEC reports other than annual and quarterly reports.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

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

AEROGROW INTERNATIONAL, INC., A NEVADA CORPORATION

By:	/s/ J. Michael Wolfe
J. Michael Wolfe
President and Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Jack J. Walker with full power of substitution and full power to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of August 2011.

Signature	Title	Date

/s/ JACK J. WALKER	Chairman of the Board	AUGUST 15, 2011
Jack J. Walker

/s/ J. MICHAEL WOLFE	President and Chief Executive Officer	AUGUST 15, 2011
J. Michael Wolfe

/s/ H. MACGREGOR CLARKE	Chief Financial Officer, Treasurer, and Director	AUGUST 15, 2011
H. MacGregor Clarke

/s/ GREY H. GIBBS	Controller and Chief Accounting Officer	AUGUST 15, 2011
Grey H. Gibbs

/s/ MICHAEL S. BARISH	Director	AUGUST 15, 2011
Michael S. Barish

/s/ MICHAEL D. DINGMAN, JR.	Director	AUGUST 15, 2011
Michael D. Dingman, Jr.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying balance sheets of AeroGrow International, Inc. (“the Company”) as of March 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the near term. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fargo, North Dakota
August 15, 2011

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$355,781	$249,582
Restricted cash	162,837	443,862
Accounts receivable, net of allowance for doubtful accounts of $17,791 and $87,207 at March 31, 2011 and March 31, 2010, respectively	290,997	478,113
Other receivables	260,692	259,831
Inventory, net	2,547,570	3,493,732
Prepaid expenses and other	335,854	338,095
Total current assets	3,953,731	5,263,215
Property and equipment, net of accumulated depreciation of $2,525,853 and $2,486,377at March 31, 2011 and March 31, 2010, respectively	359,962	1,002,530
Other assets
Intangible assets, net of $24,834 and $6,854 of accumulated amortization at March 31, 2011 and March 31, 2010, respectively	273,081	275,599
Deposits	159,631	240,145
Deferred debt issuance costs, net of accumulated amortization of $737,531 and $486,791 at March 31, 2011 and March 31, 2010, respectively	1,488,491	62,291
Total other assets	1,921,203	578,035
Total Assets	$6,234,896	$6,843,780
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,506,841	$3,354,703
Notes payable	350,798	-
Notes payable – Related party	211,321	-
Current portion - long term debt – Related Party	13,947	911,275
Current portion – long term debt	1,168,160	3,053,984
Accrued expenses	614,234	1,449,977
Customer deposits	122,377	339,041
Deferred rent	22,513	40,773
Total current liabilities	4,010,191	9,149,753
Long-term debt	3,716,229	1,020,957
Long-term debt-related party	359,751	-
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 7,576 and 7,586 issued and outstanding at March 31, 2011 and March 31, 2010, respectively	8	8
Common stock, $.001 par value, 500,000,000 shares authorized, 19,244,160 and 12,398,249 shares issued and outstanding at March 31, 2011 and March 31, 2010, respectively	19,244	12,398
Additional paid-in capital	62,324,016	52,933,467
Accumulated (deficit)	(64,194,543)	(56,272,803)
Total Stockholders' Equity (Deficit)	(1,851,275)	(3,326,930)

Total Liabilities and Stockholders' Equity (Deficit)	$6,234,896	$6,843,780

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years ended March 31,
	2011	2010	2009
Revenue
Product sales, net	$11,313,212	$17,251,347	$37,449,868

Operating expenses
Cost of revenue	7,928,687	11,846,399	23,710,787
Research and development	187,178	424,741	2,146,493
Sales and marketing	3,760,290	6,104,742	13,772,822
General and administrative	3,116,446	5,112,647	7,043,391
Total operating expenses	14,992,601	23,488,529	46,673,493

(Loss) from operations	(3,679,389)	(6,237,182)	(9,223,625)

Other (income) expense, net
Interest (income)	(8,582)	(8,537)	(6,285)
Interest expense	3,787,684	931,468	796,070
Interest expense – related party	415,109	117,382	195,961
Other (income) expense, net	48,140	(946,290)	104,143
Total other (income) expense, net	4,242,351	94,023	1,089,889

Net (loss)	$(7,921,740)	$(6,331,205)	$(10,313,514)

Net (loss) per share, basic and diluted	$(0.56)	$(0.50)	$(0.82)

Weighted average number of common
shares outstanding, basic and diluted	14,240,761	12,564,140	12,519,999

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balances, April 1, 2008	12,076,717	12,076	-	-	44,024,559	(39,628,084)	4,408,551
Common stock issued for services	22,605	23	-	-	46,769	-	46,792
Exercise of common stock warrants at $.66	213,276	213	-	-	140,549	-	140,762
Exercise of common stock warrants at $.75	976,703	977	-	-	731,550	-	732,527
Exercise of common stock warrants at $2.50	10,000	10	-	-	24,990	-	25,000
Exercise of stock options	43,576	44	-	-	51,599	-	51,643
Stock options issued under equity compensation plans	-	-	-	-	676,614	-	676,614
Net (loss)	-	-	-	-	-	(10,313,514)	(10,313,514)
Balances, March 31, 2009	13,342,877	13,343	-	-	45,696,630	(49,941,598)	(4,231,625)
Preferred Stock issued in private placements	-	-	7,586	8	6,685,478	-	6,685,486
Exercise of stock options	4,075	4	-	-	16	-	20
Repurchase and Retirement of Common Stock	(948,703)	(949)	-	-	-	-	(949)
Warrants issued in accordance with debt	-	-	-	-	38,200	-	38,200
Stock options issued under equity compensation plans	-	-	-	-	513,143	-	513,143
Net (loss)	-	-	-	-	-	(6,331,205)	(6,331,205)
Balances, March 31, 2010	12,398,249	$12,398	7,586	$8	$52,933,467	$(56,272,803)	$(3,326,930)
Common stock issued upon conversion of convertible debt	6,045,911	6,046	-	-	598,545	-	604,591
Conversion of preferred stock to common stock	100,000	100	(10)	-	(100)	-	-
Common stock issued to consultants	700,000	700	-	-	34,300	-	35,000
Warrants issued to consultants	-	-	-	-	1,548,600	-	1,548,600
Stock options issued under equity compensation plans	-	-	-	-	138,804	-	138,804
Convertible debt discount	-	-	-	-	7,070,400	-	7,070,400
Net (loss)	-	-	-	-	-	(7,921,740)	(7,921,740)
Balances, March 31, 2011	19,244,160	$19,244	7,576	$8	$62,324,016	$(64,194,543)	$(1,851,275)

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
	Years Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss)	$(7,921,740)	$(6,331,205)	$(10,313,514)
Adjustments to reconcile net (loss) to cash and cash equivalents provided (used) by operations:
Issuance of common stock and options under equity compensation plans	138,804	452,393	723,406
Issuance of common stock and options under equity compensation associated with severance agreements	-	60,750	-
Issuance of common stock not under equity compensation plans	35,000	-	-
Issuance of warrants related to debt	-	38,200	-
Issuance of warrants for services	-	-	-
Depreciation and amortization expense	698,432	840,315	844,427
Loss on disposal of fixed assets	73,438	-	-
Allowance for bad debt	(69,407)	(1,336,311)	911,798
Amortization of debt issuance costs	800,451	242,854	191,437
Amortization of debt issuance costs – related party	-	-	52,500
Gain on forgiveness of accounts payable	-	(807,310)	-
Loss from revision of vendor payment agreement	105,591	-	-
Amortization of convertible debentures, beneficial conversion feature	1,134,140	-	-
Amortization of convertible debentures, beneficial conversion, feature -related party	157,002	-	-
Interest expense from warrants issued with convertible debentures	1,040,149	-	-
Interest expense from warrants issued with convertible debentures – related party	135,823	-	-
Change in assets and liabilities:
(Increase) decrease in accounts receivable	256,523	3,136,250	(777,749)
(Increase) decrease in other receivable	(861)	72,228	90,471
(Increase) decrease in inventory	946,162	4,856,403	(3,661,691)
Decrease in other current assets	2,241	227,359	196,559
(Increase) decrease in deposits	80,514	(129,369)	(9,612)
Increase (decrease) in accounts payable	(1,903,453)	(1,747,506)	5,315,193
(Decrease) in accrued expenses	(174,297)	(868,693)	(133,355)
Increase in accrued interest – related party	39,025	14,465	19,418
Increase in accrued interest	408,473	10,878	35,528
Increase (decrease) in customer deposits	(216,664)	92,313	14,528
(Decrease) in deferred rent	(18,260)	(16,510)	(7,754)
Net cash and cash equivalents provided (used) by operating activities	(4,252,914)	(1,192,496)	(6,508,410)
Cash flows from investing activities:
(Increase) decrease in restricted cash	281,025	(5,531)	(351,655)
Purchases of equipment	(111,322)	(71,139)	(796,067)
Patent expenses	(15,463)	(47,347)	(161,410)
Net cash and cash equivalents provided (used) by investing activities	154,240	(124,017)	(1,309,132)
Cash flows from financing activities:
(Decrease) in amount due to factor	-	-	(1,480,150)
Proceeds from long term debt borrowings	6,554,677	13,981,196	27,034,153
Proceeds from long term debt borrowings – related party	300,000	863,439	1,213,953
Repayment of long term borrowings	(2,349,266)	(17,851,462)	(20,552,850)
Repayment of long term borrowings – related party	(169,485)	-	-
Proceeds from notes payable	1,050,000	-	-
Proceeds from notes payable – related party	450,000	-	-
Repayments of notes payable	(687,723)	-	-
Repayments of notes payable – related party	(233,820)	-	-
Proceeds from issuance of common stock, net	-	-	-
Proceeds from exercise and issuance of warrants	-	-	898,289
Proceeds from the exercise of stock options, net	-	20	51,643
Proceeds from issuance of preferred stock, net	-	4,441,537	-
Principal payments on capital leases	(31,459)	(97,914)	(128,927)
(Increase) decrease in debt issuance costs	(678,051)	(103,419)	(393,163)
(Increase) in debt issuance costs-related party	-	-	(52,500)
Net cash provided by financing activities	4,204,873	1,233,397	6,590,448
Net increase (decrease) in cash	106,199	(83,116)	(1,227,094)
Cash and cash equivalents, beginning of period	249,582	332,698	1,559,792
Cash and cash equivalents, end of period	$355,781	$249,582	$332,698

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2011	2010	2009
Interest paid	$371,368	$2,285,146	$1,041,228
Income taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party debt to equity	$-	$1,200,000	$-
Conversion of accounts payable to equity	$-	$1,043,000	$-
Increase of notes receivable for equity	$-	$139,000	$-
Increase of notes receivable, related party for equity	$-	$762,000	$-
Decrease of notes receivable, related party for equity as debt payment	$-	$150,000	$-
Modification of accrued expenses to equity	$-	$89,000	$-
Modification of accounts payable to long-term debt	$-	$1,386,040	$-
Common stock returned upon issuance of preferred shares	$-	$949	$-
Modification of accrued interest to long term debt	$350,871	$-	$-
Modification of related party accrued interest to long term debt - related party	$72,107	$-	$-
Modification of accounts payable to long-term debt related party	$50,000	$-	$-
Conversion of long term debt to common stock	$592,989	$-	$-
Conversion of accrued interest to common stock	$11,602	$-	$-
Warrants issue to placement agent as a cost of debt issuance	$1,548,600	$-	$-
Modification of accrued expenses and accounts payableto debt	$661,446	$-	$-
Reclassification of related party debt to long term debt	$37,548	$-	$-
Common stock issued upon conversion of preferred shares	$700	$-	$-

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

Liquidity, Ability to Continue as a Going Concern, and Basis of Presentation

As shown in the accompanying financial statements, we have incurred net losses of $7,921,740 and $6,331,205 for the years ended March 31, 2011 and 2010, and have an accumulated deficit of $64,194,543 and total debt obligations of $10,423,491 (including our convertible notes at face value) as of March 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional capital as may be required, and ultimately to attain profitable operations.  We believe we will need to raise new capital to meet our cash requirements for the next twelve months.  Management is in the process of attempting to raise the additional capital required to support our operations; however, there can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with ASC 260 (prior authoritative guidance:  Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98).  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  For the years ended March 31, 2011, March 31, 2010 and March 31, 2009, the Company had 245,921,563, 68,191,852 and 8,434,815, respectively, of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2011 and March 31, 2010.

Restricted Cash

The Company has secured activity related to its corporate credit card purchase account with a restricted money market account.  In addition, as discussed in Note 2– Notes Payable and Long Term Debt, 20% of the Company’s daily credit card receipts are held in a restricted escrow account in accordance with the Credit Card Receipts-Backed Notes.  The balances in this account as of March 31, 2011 and March 31, 2010 were $162,837 and $443,862, respectively.

Concentrations of Risk

 ASC 825-10-50-20 (prior authoritative guidance: SFAS No.105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution exceeded the $250,000 federally insured limit as of March 31, 2011.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:

For the year ended March 31, 2011, the Company had one customer who represented 12% of the Company’s net product sales.  For the year ended March 31, 2010, the Company had two customers who represented 14% and 7% of the Company’s net product sales, respectively.  For the year ended March 31, 2009, the Company had one customer who represented 10% of the Company’s net product sales.

Suppliers:

For the year ended March 31, 2011, the Company purchased inventories and other inventory related items from three suppliers totaling $855,203, $790,372 and $693,272, representing 12%, 11% and 10% of cost of sales, respectively.  For the year ended March 31, 2010, the Company purchased inventory and other inventory related items from one supplier totaling $1,495,163, representing 13% of cost of sales.  For the year ended March 31, 2009, the Company purchased inventories and other inventory related items from three suppliers totaling $8,862,484, $3,857,284 and $3,345,734, representing 37%, 16% and 14% of cost of sales, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations.

Account Receivables:
As of the year ended March 31, 2011, the Company had three customers who represented 19%, 19%, and 11% of outstanding accounts receivables, respectively.  Management believes that all receivables from these customers are collectible.  As of the year ended March 31, 2010, the Company had two customers who represented 23% and 20% of outstanding accounts receivables.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2011 and March 31, 2010 due to the relatively short-term nature of these instruments.  In February 2008, the FASB issued ASC 820-10-55 (prior authoritative guidance: FSP 157-2/Statement 157, Fair Value Measurements).  ASC 820-10-55 delayed the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On April 1, 2008 the Company adopted the portion of ASC 820-10-55 that was not delayed as it applies to non-financial assets and liabilities.  As a result of the delay, ASC 820-10-55 was applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. ASC 820-10-55 defines fair value as the price that would be received upon the sale of  an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).  ASC 820-10-55 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable.  The three levels of the ASC 820-10-55 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.
Level 3:	Unobservable inputs.

The carrying value of debt approximated fair value at March 31, 2010 due to the relative short-term nature of when the debt was entered into compared to the fiscal year end. As of March 31, 2011, the fair value of the Company's debt using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 18%.

	March 31,2011		March 31,2010
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes Payable	$558,077	$580,621	$-	$-
Notes Payable discount	-	(18,502)	-	-
Long-term debt	7,000,700	9,842,870	4,986,216	4,986,216
Long-term debt discount	-	(4,584,783)	-	-
Total	$7,558,777	$5,820,206	$4,986,216	$4,986,216

As of March 31, 2011 and March 31, 2010, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Property and Equipment

Property and equipment are stated at cost.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets.  Office equipment and computer hardware are depreciated over five years.  Tooling is depreciated over three years. Leasehold improvements are being amortized over the life of the lease.

Property and equipment consist of the following as of:
	March 31,	March 31,
	2011	2010
Manufacturing equipment and tooling	$1,985,405	$2,096,708
Computer equipment and software	404,159	800,073
Leasehold improvements	111,759	128,631
Other equipment	384,492	463,495
	2,885,815	3,488,907
Less: accumulated depreciation	(2,525,853)	(2,486,377)
Property and equipment, net	$359,962	$1,002,530

    Depreciation expense for the years ended March 31, 2011, March 31, 2010, and March 31, 2009 was $680,452, $836,977 and $858,145, respectively.

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

Intangible assets consist of the following:

	March 31,	March 31,
	2011	2010
Patents	$253,435	$236,422
Trademarks	44,480	46,031
	297,915	282,453
Less: accumulated amortization	(24,834)	(6,854)
Intangible assets, net	$273,081	$275,599

Amortization expense for the years ended March 31, 2011, March 31, 2010 and March 31, 2009, was $17,981, $3,338 and $61,656, respectively.

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

	March 31,	March 31,
	2011	2010
Finished goods	$1,351,245	$2,515,451
Raw materials	1,196,325	978,281
	$2,547,570	$3,493,732

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2011, the Company had reserved $848,794 for inventory obsolescence and as of March 31, 2010, the Company had reserved $670,134 for inventory obsolescence.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days to net 60 days. Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company writes-off uncollectible accounts when occurred and the allowance is based upon historical level of write-offs associated with all customers plus any specifically identified uncollectible receivables. The Company's allowance estimate resulted in an allowance of $17,791 and $87,207 at March 31, 2011 and March 31, 2010, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions and for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of March 31, 2011 and March 31, 2010, the balance in this reserve account was $260,692 and $259,831, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with ASC 340-20-25 (prior authoritative guidance: Statement of Position, “No. SOP 93-7” Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2011 and March 31, 2010, the Company had deferred $3,386 and $19,058, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2011, March 31, 2010 and March 31, 2009 were $1,542,939, $2,299,431and $5,101,910, respectively.

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

Stock Based Compensation

The Company accounts for share-based payments in accordance with ASC 710-10-55 (prior authoritative guidance: FASB Statement 123(R) Shared-Based Payment).  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued under ASC 710-10-55. For the years ended March 31, 2011, March 31, 2010, March 31, 2009, equity compensation in the form of stock options and grants of restricted stock totaled $138,804, $452,393, and $723,406, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Years ended
	March 31, 2011	March 31, 2010	March 31, 2009
General and administrative	$69,295	$319,673	$457,592
Research and development	-	6,644	121,952
Sales and marketing	69,509	126,076	143,862
Total	$138,804	$452,393	$723,406

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

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. For the years ended March 31, 2011 and March 31, 2010, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2011 and March 31, 2010, the Company had accrued $23,889 and $80,119 respectively, as its estimate for the foregoing deductions and allowances.  In addition, for the fiscal year ended March 31, 2011 and March 31, 2010, the Company had accrued $0 and $66,000 for possible returns or price markdowns associated with several large retailer accounts along with $17,791 and $21,207 of general allowance for potential returns.  These accruals were recorded as bad debt expense, and an increase in allowance for bad debt, which reduced net trade receivables relating to retailers.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Based upon the foregoing, the Company has recorded as of March 31, 2011 and March 31, 2010 a provision for potential future warranty costs of $22,105 and $55,842, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such retailers. As of March 31, 2011 and March 31, 2010, the Company has recorded a reserve for customer returns of $44,315 and $47,398, respectively.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges paid by customers are included in product sales.

Deferred Rent

In July 2006, the Company entered into a facility lease with a term through January 2012, for its corporate offices in Boulder, Colorado.  At March 31, 2011 and March 31, 2010, the Company had recorded deferred rent related to this agreement in the amount of $22,513 and $40,773, respectively, based on the difference between rent expense recorded and the rent payment obligation.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs or ASU 2011-04, which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial position and results of operations.

Note 2 – Notes Payable and Long Term Debt

We relied upon a variety of debt funding sources to help meet our liquidity requirements:

First National Loan

On May 19, 2008, the Company and Jack J. Walker, then one of the Company’s directors and now the Company’s Chairman, acting as co-borrowers, entered into a Business Loan Agreement with First National Bank for a loan to the Company in a principal amount of up to $1,000,000 (the “FNB Loan”).  The FNB Loan had an initial maturity date of May 19, 2009, which was extended by various agreements between the Company and FNB.

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

Revolving Credit Facility

On June 23, 2008, the Company entered into a Loan and Security Agreement with FCC, LLC d/b/a First Capital (“FCC”) for a revolving credit facility (the “Revolving Credit Facility”) to fund working capital requirements.  The Revolving Credit Facility had an initial termination date of June 23, 2010.  As collateral for the Revolving Credit Facility, the Company granted FCC a first priority security interest over all of the Company’s assets, including, but not limited to, accounts receivable, inventory, and equipment.  From time to time, Jack J. Walker, the Company’s Chairman, provided guarantees of up to a maximum of $1.5 million of the Company’s obligations under the Revolving Credit Facility.  Through the term of the Revolving Credit Facility, the Company, FCC and Mr. Walker, as guarantor, entered into various agreements to amend the terms of the Revolving Credit Facility.

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

On May 24, 2010, the Company paid in full, amounts due under the Revolving Credit Facility, and the Revolving Credit Facility was terminated.

During Fiscal 2011 and Fiscal 2010, Mr. Walker was paid a fee of $25,000 for each year for guaranteeing the Company’s obligations under the Revolving Credit Facility.

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing obligations owed by the Company to Main Power in return for the execution of the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow must purchase AeroGarden products from Main Power.  The original Promissory Note had a final maturity of June 30, 2011, carried an interest rate of 8% per annum and called for principal payments of $150,000 monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power.  As part of the amendments, AeroGrow issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced certain obligations totaling $661,446 relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on behalf of AeroGrow.  The Revised Main Power Note has a final maturity of May 31, 2013, and carries an interest rate of 8% per annum.  Interest and principal amounts are payable monthly, with total scheduled principal amortization of $625,000 during calendar year 2011, $1,075,000 during calendar year 2012, with the balance paid during calendar year 2013.  As of March 31, 2011, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $2,103,600.  Subsequent to the end of Fiscal 2011, AeroGrow fell behind on the scheduled payments because of its cash constraints and reached an informal arrangement with Main Power to defer payments for an unspecified period of time.

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
On January 19, 2011, the Company paid the remaining balance on the Bridge Loans of $28,945, including accrued interest, and the Bridge Loans were terminated.

Between October 30 and November 9, 2009, the Company entered into additional bridge financing arrangements totaling $580,000 (the “Additional Bridge Loans”) with five lenders.  Directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company extended $400,000 of the Additional Bridge Loans.  The remaining $180,000 in Additional Bridge Loans was guaranteed by Jack J. Walker, the Company’s Chairman.  The Additional Bridge Loans were unsecured, subordinated to loans made to the Company by FCC, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the Additional Lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.

On May 6, 2010, $504,534 of the Additional Bridge Loans, inclusive of accrued interest, was converted into the Subordinated Secured Convertible Notes issued by the Company, as described below under the caption “Subordinated Secured Convertible Notes.”   Of this amount, $379,534 was converted by directors, officers, and shareholders with greater than a 10% beneficial ownership in the Company.  In addition, on May 6, 2010, $50,000 of the Additional Bridge Loans was extended to a new maturity date of February 1, 2011.  On June 1, 2010, a payment of principal and interest totaling $74,390 was made against the Additional Bridge Loans.   On October 28, 2010, an interest payment $5,464 was made against the Additional Bridge Loans.  On February 11, 2011, a payment of principal and interest totaling $25,000 was made against the Additional Bridge Loans.  As of March 31, 2011, $38,837 in Additional Bridge Loans were outstanding and past due, including accrued interest.

First Western Trust Credit Facilities

On May 21, 2010, the Company and First Western Trust Bank (“FWTB”) executed a business loan agreement and related promissory note (the “FWTB Line of Credit”).  The FWTB Line of Credit provides for loans by FWTB to the Company of up to a maximum of $2 million at any given time, subject to the Company maintaining an equivalent amount of cash on deposit in a restricted account at FWTB.  Loans under the FWTB Line of Credit bear interest at a fixed rate of 2.0% per annum.  In addition, the Company paid FWTB an origination fee of $2,500.  The terms and conditions of the FWTB Line of Credit include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Line of Credit, FWTB has the option to declare any loans outstanding immediately due and payable.  During the Fiscal 2011 there were no borrowings under the FWTB line of credit.  On October 22, 2010 the FWTB Line of Credit was terminated.

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  In addition, Mr. Walker provided a guaranty of all Company obligations relating to the FWTB Term Loan.  The Company paid Mr. Walker $50,000 as compensation for guaranteeing the FWTB Term Loan.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum and the Company paid a $12,500 origination fee to FWTB.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of March 31, 2011, there was $816,151 outstanding under the FWTB Term Loan, including accrued interest.

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

During Fiscal 2011, $604,591 of the Subordinated Secured Convertible Notes and accrued interest was converted into common stock.  The remaining unamortized debt discount of $452,922 related to the amount converted was charged to interest expense during the quarters in which the conversions took place.  Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $1,942,695 for the fiscal year ended March 31, 2011.  As of March 31, 2011, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $4,584,783.

The Company paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For Fiscal 2011, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $629,894.

As of October 31, 2010, the Company issued new Subordinated Secured Convertible Notes to pay interest accrued through that date (the “Interest Notes”).  A total of $228,763 in Interest Notes, including $30,942 in related party interest notes, was issued.  The Interest Notes have the same terms and conditions as the Subordinated Secured Convertible Notes.

As of January 31, 2011, the Company issued new Subordinated Secured Convertible Notes to pay interest accrued through that date (the “Additional Interest Notes”).  A total of $140,622 in Additional Interest Notes, which includes $21,318 in related party interest notes, were issued.  The Additional Interest Notes have the same terms and conditions as the Subordinated Secured Convertible Notes and Interest Notes. As of March 31, 2011, the outstanding balance under the Subordinated Secured Convertible note, including accrued interest totaled $2,299,500.

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

The obligation of the Company to repay certain of the Credit Card Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman and CEO (up to $500,000), J. Michael Wolfe, Chief Operating Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).  The guarantors have executed a Contribution Agreement between and among themselves to enforce the limited several guaranties, and the Company has executed an Indemnity Agreement to hold harmless the guarantors from any future liability under the guaranties.

In accordance with applicable accounting guidance, the Company recorded a $90,000 debt discount on the Credit Card Offering.  The amortization of the $90,000 debt discount will be reported as additional interest expense and increases in notes payable over the estimated payoff period of the Credit Card Notes.

Amortization of the debt discount on the Credit Card Notes amounted to $71,498 for the fiscal year ended March 31, 2011.  As of March 31, 2011, the remaining unamortized discount on the Credit Card Notes was $18,502.

The Company incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the Credit Card Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to interest expense over the estimated payoff period of the Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase the Company’s common stock to the placement agent (the “Placement Agent Warrants”).  833,333 of the Placement Agent Warrants have an exercise price of $0.18 per share of common stock.  500,000 of the Placement Agent Warrants have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants have a five-year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $30,000 in deferred financing cost on the Company’s balance sheet, which will be amortized to interest expense over the estimated payoff period of the Credit Card Notes.  For the fiscal year ended March31, 2011, the total amortized deferred financing costs relating to the Credit Card Offering totaled $87,258.

On November 5, 2010 the Company and the placement agent terminated the private offering.

As of March 31, 2011, $580,621 in Credit Card Notes was outstanding, including accrued interest.

Debt Payment Obligations

    The timing of the Company's estimated contractual obligations, including accrued interest and excluding unamortized discounts, as of March 31, 2011 is as follows:

		Fiscals Years Ended March 31
	Total Amounts	2012	2013	2014	2015
Notes payable	$580,621	$580,621	$-	$-	$-
Long-term debt	9,842,870	1,093,653	1,380,343	7,321,086	47,788
Total	$10,423,491	$1,674,274	$1,380,343	$7,321,086	$47,788

The amounts do not include the discounts related to the value of embedded warrants, the beneficial conversion feature and the related loan origination fees.

Note 3 – Equity Compensation Plans

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

In August 2005, the Company’s Board of Directors approved the 2005 Equity Compensation Plan (the 2005 Plan) pursuant to which both qualified and nonqualified stock options as well as restricted shares of common stock are reserved for issuance to eligible employees, consultants and directors of the Company.  A total of 13,505,000 shares of our common stock may be granted under the 2005 Plan as the original 1,505,000 was increased by 2,000,000 shares on October 1, 2008 and 10,000,000 shares on July 25, 2010.

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

For the years ended March 31, 2011, March 31, 2010 and March 31, 2009, respectively, the Company granted 8,890,000, 1,744,973, and 1,781,701 options to purchase the Company’s common stock at exercise prices ranging from $0.07 to $2.96 per share under the 2005 Plan as follows:
	Years ended March 31,
	2011	2010	2009
Employees	8,890,000	1,441,573	1,641,591
Consultants	-	400	13,110
Directors	-	303,000	127,000
	8,890,000	1,744,973	1,781,701

In November 2007, the Board of Directors of the Company approved a resolution authorizing that an increase of 1.0 million shares in the 2005 Plan be submitted as a matter to be voted on by the shareholders of the Company at the next annual shareholders meeting and that all grants of options in excess of the 1,505,000 shares allowable pursuant to the current 2005 Plan be issued subject to such shareholder approval. On July 23, 2008, the Board of Directors approved a revised resolution that increased the number of shares to be added to the 2005 Plan by 2,000,000.  Included in the options granted for the year ended March 31, 2008 were 221,063 options which exceeded the 1,505,000 shares eligible to be issued under the 2005 Plan.  On October 1, 2008, the shareholders of the Company approved the increase of 2,000,000 shares for the 2005 Plan.

In March 2007, in as much as the Company’s stock had begun trading in the public market but trading history was limited, the Company reviewed the assumptions utilized for the volatility rate, researching companies within the consumer products category with comparable market capitalizations, comparable per share prices and with a minimum of five years of trading history, the length of time the options are exercisable. Accordingly, for the options granted for the period January 1, 2007 through December 31, 2007, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 5%; and average lives of 3 years resulting in a value of $2.28 per option granted based upon a market value of $5.90 per share on the date of grant. The foregoing assumptions were re-evaluated in March 2008 using the same comparison companies for the options granted for the period January 1, 2008 through October 19, 2009, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 61.0%; risk free interest rate of 5%; and average lives of 3 years resulting in values of $.18 to $2.61 per option granted based upon market values on the date of grant.  For the options granted in January 2010, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 103.0%; risk free interest rate of 5%; and average lives of 3 years resulting in values of $.09 and $.11 per option granted based upon market values on the date of grant.  Accordingly, for the options granted on June 23, 2010, December 8, 2010, and January 14, 2011, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 122.24%, 122.57% and 121.05%, respectively; risk free interest rates of 1.0%, 1.0% and 1.0%, respectively; and average lives of 3 years resulting in values of $0.10, $0.06 and $0.05, respectively, based on the market values on the date of grant.  As a result of recognizing compensation expense for stock options pursuant to the provisions of ASC 710-10-55, the net loss for the years ended March 31, 2011, March 31, 2010 and the March 31, 2009, was increased by $138,804, $513,143 and $676,614, respectively.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
	Options	Low	High	Weighted- Average
Balances at April 1,2008	1,553,951	$0.01	$5.90	$4.46
Granted	1,781,701	$0.18	$2.96	$1.07
Exercised	(43,576)	$0.50	$2.95	$0.60
Forfeited	(273,003)	$0.01	$5.90	$2.52
Balances at March 31, 2009	3,019,073	$0.01	$5.90	$2.77
Granted	1,744,973	$0.07	$0.13	$0.09
Exercised	(4,075)	$0.01	$0.01	$0.01
Forfeited	(1,591,509)	$0.21	$5.90	$3.65
Balances at March 31, 2010	3,168,462	$0.18	$5.90	$0.83
Granted	8,890,000	$0.07	$0.14	$0.08
Exercised	-	-	-	-
Forfeited	(938,706)	$0.12	$5.00	$2.27
Balances at March 31, 2011	11,119,756	$0.07	$5.90	$0.12

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2011 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Exercise price range	Options	Weighted- average Remaining Contractual Life (years)	Weighted average Exercise Price	Aggregate Intrinsic Value	Options	Weighted- average Remaining Contractual Life (years)	Weighted average Exercise Price	Aggregate Intrinsic Value
Over $0.00 to $0.50	11,075,425	4.31	$0.09		3,649,610	3.55	$0.12
Over $0.50 to $2.50	-	-	$-		-	-	$-
Over $2.50 to $5.00	-	-	$-		-	-	$-
Over $5.00 to $5.50	19,331	0.58	$5.00		19,331	0.58	$5.00
Over $5.50	25,000	0.97	$5.90		25,000	0.97	$5.90
	11,119,756	4.30	$0.12	$ -	3,693,941	3.51	$0.19	$ -

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

At March 31, 2011 the Company has granted options for 7,425,815 shares of the Company’s common stock that are unvested that will result in $441,707 of compensation expense over the next 21 months.

Note 4 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (formerly Statement of Financial Accounting Standard No., 109, Accounting for Income Taxes).  Under the provisions of ASC 740, a deferred tax asset or liability (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceeding years.
Income tax provision consisted of the following:

Income tax provision consisted of the following:
	2011	2010
Current:
Federal	$-	$-
Foreign
State	2,056	1,586
	2,056	1,586
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income Tax Provision	$2,056	$1,586

Reconciliation of effective tax rate:
	2011	2010
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.56%	2.98%
Permanent items	-0.68%	-1.88%
Change in Effective Tax Rate	3.00%	0.00%
Other Adjustments	0.91%	-1.26%
Valuation Allowance	-40.82%	-33.87%
Effective income tax rate	-0.03%	-0.03%

	2011	2010
Deferred tax assets:
Net Operating Loss	$19,041,350	$16,115,294
R & D Credit carryforwards	609,807	622,739
Intangibles and Fixed Assets	166,354	85,159
Accrued Compensation	77,431	280,344
Allowance for Bad Debt	31,998	32,426
Reserve for Customer Returns	16,676	17,626
Warranty Reserve	8,318	20,766
Other Accrued Liabilities	-	-
Prepaid Expenses	-	-
SFAS 123R	1,545,249	1,526,407
Charitable Contributions	6,760	4,778
Other	109,483	-

Gross deferred tax assets	21,613,426	18,705,539

Deferred tax liabilities:
Other	(3,662)	-
Prepaid Expenses	(67,659)	(80,461)
Gross deferred tax liabilities	(71,321)	(80,461)

Net deferred tax assets before valuation allowance	21,542,105	18,625,078

Valuation Allowance	(21,542,105)	(18,625,078)

Deferred Tax Assets (Liabilities), Net	$-	$-

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code.  The Company has not prepared an analysis to determine if a change of ownership has occurred.  Such a change of ownership may limit the Company's utilization of its net operating losses.

At March 31, 2011 approximately $51.1 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2030.  As of March 31, 2011 approximately $546 thousand of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences at March 31, 2011.

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold  before a benefit is recognized in the financial statements.  As of March  31, 2011, the Company has not recorded a liability for uncertain tax positions.  Included in net deferred tax assets is $610 thousand of research credits.  While the company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements pursuant to ASC 740.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended March 31, 2007 through the current period.

Note 5 – Related Party Transactions

See Note 2 to our consolidated financial statements for discussion related to debt transactions involving our officers, directors and 5% or greater shareholders.

Note 6 – Commitments and Contingencies

We lease a 21,012 square foot office space in, Boulder, Colorado, with a current monthly rent of $19,261. We also pay our proportionate share of building taxes, insurance and operating expenses. The initial term continues until January 31, 2012, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

 During Fiscal 2011, the Company also rented a warehouse and manufacturing space in Indianapolis, Indiana.  The Indianapolis facility houses our distribution and fulfillment operations and our seed kit manufacturing operations.  The lease was for approximately 90,400 square feet of space in this facility at a monthly rental rate of $16,950 with no additional operating expenses.  The initial term of the lease expired on February 28, 2011.  After the initial term expired, the Company rented this facility on a month-to-month basis at a monthly rental rate of $20,717 with no additional operating expenses.   The Company moved completely out of the facility in May 2011.

Future cash payments under such operating lease for the remaining years of the leases are as follows:

Year Ended                                Rent

                  March 31, 2012                         366,115
$366,115

Rent expense for the years ended March 31, 2011, March 31, 2010 and March 31, 2009, was $503,731 $543,676, and $807,702, respectively.

Note 7 – Stockholders’ Equity

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

As noted above in Note 2 “Notes Payable and Long Term Debt”, on May 6, 2010, the Company closed on the private sale of Units comprising an aggregate of $4,200,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 42,000,000 Warrants.  The Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Units sold comprised $3,265,000 in cash and $935,000 from the conversion of existing obligations of the Company into the Subordinated Secured Convertible Notes.  The Subordinated Secured Convertible Notes can be converted at the option of the holders into the Company’s common stock at a conversion price of $0.10 per share.  Under certain circumstances, the Company can force conversion of the Subordinated Secured Convertible Notes.

As noted above in Note 2 “Notes Payable and Long Term Debt”, on June 24, 2010, the Company closed on the private sale of Additional Units comprising an aggregate of $2,600,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 26,000,000 Warrants.  The Additional Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Additional Units sold comprised $2,300,000 in cash and $300,000 from the conversion of existing obligations of the Company into the Subordinated Secured Convertible Notes.  The Subordinated Secured Convertible Notes can be converted at the option of the holders into common stock of AeroGrow at a conversion price of $0.10 per share.  Under certain circumstances, the Company can force conversion of the Subordinated Secured Convertible Notes.

As noted above in Note 2 “Notes Payable and Long Term Debt”, on September 17, 2010, the Company closed on the private sale of Final Units comprising an aggregate of $220,000 in 8% Subordinated Secured Convertible Notes and an aggregate of 2,200,000 Warrants.  The Final Units were sold at a price equal to the face value of the Subordinated Secured Convertible Notes.  Consideration for the Final Units sold comprised $220,000.  The Subordinated Secured Convertible Notes can be converted at the option of the holders into common stock of AeroGrow at a conversion price of $0.10 per share.  Under certain circumstances, the Company can force conversion of the Subordinated Secured Convertible Notes.

Each Warrant issued as part of the Units, Additional Units, or Final Units entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

The Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants has been recognized as $1,518,600 in deferred financing costs on the Company’s balance sheet, which will be amortized to expense over the three-year term of the Subordinated Convertible Notes.  For Fiscal 2011, the amortized deferred financing costs relating to the Subordinated Convertible Notes Placement Agent Warrants totaled $463,113.

As noted above in Note 2 “Notes Payable and Long Term Debt”, on October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% Credit Card Notes and an aggregate of 5,000,000 Warrants.  Consideration for the Credit Card Offering comprised $1.5 million in cash.  The Credit Card Notes can be converted at the option of the holders into common stock of AeroGrow at a conversion price of $0.18 per share.

Each Credit Card Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Credit Card Warrants expire October 28, 2015.

The Company granted warrants to purchase the Company’s common stock to the placement agent for its Credit Card Notes (the “Credit Card Note Placement Agent Warrants”).  The Company granted 833,333 Credit Card Note Placement Agent Warrants with an exercise price of $0.18 per common share and 500,000 Credit Card Note Placement Agent Warrants with an exercise price of $0.20 per common share.  The Credit Card Note Placement Agent Warrants have a five year term expiring October 28, 2015 and contain a cashless exercise provision.  The value of the Credit Card Note Placement Agent Warrants has been recognized as $30,000 in deferred financing cost on the Company’s balance sheet, which will be amortized to interest expense over the estimated payoff period of the Credit Card Notes.  For Fiscal 2011, the total amortized deferred financing costs relating to the Credit Card Note Placement Agent Warrants totaled $23,656.

The shares of common stock issued upon exercise of the repriced warrants and the issuance of the Replacement Warrants were done in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $.001 par value.  As of March 31, 2011, 7,586 of preferred stock have been issued, 10 shares have been converted to common stock, as well as 4,164 warrants for preferred stock with a strike price of $1,250.

A summary of the Company’s warrant activity for the period from April 1, 2008 through March 31, 2011 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, April 1, 2008	5,694,736	6.66
Granted	935,991	1.65
Exercised	(1,199,979)	.75
Expired	(15,006)	2.50
Outstanding, March 31, 2009	5,415,742	5.76
Granted	1,320,000	.25
Exercised	-	-
Expired	(462,352)	2.00
Outstanding, March 31, 2010	6,273,390	4.88
Granted	90,573,333	.19
Exercised	-	-
Expired	(2,846,795)	5.90
Outstanding, March 31, 2011	93,999,928	$.33	$ -

As of March 31, 2011, the Company had the following outstanding warrants to purchase its common stock:

Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
7,020,000	$0.10	4.16
833,333	$0.18	4.58
82,720,000	$0.20	4.19
1,320,000	$0.25	3.56
325,000	$1.00	2.88
54,139	$2.00	1.00
16,000	$2.07	2.25
128,000	$6.00	1.00
50,000	$6.96	1.34
746,956	$7.50	0.95
720,000	$8.00	3.43
66,500	$8.25	3.43
93,999,928	$0.33	4.14

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

Note 8 – Subsequent Events

On April 12, 2011, the Company entered into a Distribution and Licensing Agreement with AG Worldwide, LLC and Cyrano Partners, LLC (“Cyrano”) pursuant to which AG Worldwide began sales of AeroGrow products into the network marketing sales channel.  Also on April 12, 2011, the Company entered into a Transaction Agreement with Cyrano to form a joint venture to pursue the network marketing sales channel, subject to the achievement of certain conditions precedent, including an obligation on the part of Cyrano to raise the capital necessary to fund the joint venture.  Cyrano was unable to satisfy the funding condition precedent and, effective as of August 5, 2011, the Distribution and Licensing Agreement and the Transaction Agreement were terminated.

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.7	Certificate of Amendment to Articles of Incorporation, certified May 3, 2010 (incorparted by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q, filed August 12, 2010

3.8	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)

3.9	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

3.10
Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

3.11
Certificate of Amendment to Series A Convertible Preferred Stock Certificate of Designations, certified June 21, 2010 (incorporated by reference to Exhibit 3.11 of our Quarterly Report on Form 10-Q for the quarter year ended June 30, 2010, filed August 12, 2010)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.2	Form of 2005 Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed March 7, 2006)

4.3	Form of 2006 Warrant (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed March 7, 2006)

4.4	Form of 10% Convertible Note (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K, filed March 7, 2006)

4.5	Form of $10.00 Redeemable Warrant (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed March 7, 2006)

4.6	Form of $15.00 Redeemable Warrant (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed March 7, 2006)

4.7	Form of Conversion Warrant (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed March 7, 2006)

4.8	Form of 2005 Placement Agent Warrant (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed March 7, 2006)

4.9	Form of 2006 Placement Agent Warrant (incorporated by reference to Exhibit 4.9 of our Current Report on Form 8-K, filed March 7, 2006)

4.10	Form of $2.50 Warrant (incorporated by reference to Exhibit 4.10 of our Current Report on Form 8-K, filed March 7, 2006)

4.11	Form of $5.00 Warrant (incorporated by reference to Exhibit 4.11 of our Current Report on Form 8-K, filed March 7, 2006)

4.12	Form of Convertible Note Modification Agreement (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

4.13	Form of 2007 March Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed March 16, 2007)

4.14	Form of 2007 March Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed March 16, 2007)

4.15	Form of 2007 March Offering Second Tranche Investor Warrant (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-KSB, filed June 29, 2007)

4.16	Form of 2007 March Offering Second Tranche Agent Warrant (incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-KSB, filed June 29, 2007)

4.17	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.18	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)

4.19	Form of Series A Preferred Stock Warrant (incorporated by reference to Exhibit 4.19 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

4.20	Investor Rights Agreement (incorporated by reference to Exhibit 4.20 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

4.21	Form of Credit Card Note, or Series 2010B Secured 15% Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed November 3, 2010)

4.22	Form of Credit Card Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed November 3, 2010)

10.1
Lease Agreement between the Company and United Professional Management, Inc. dated October 1, 2003, as amended by a Lease Amendment dated October 7, 2003, and a Lease Amendment dated April 71 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed March 7, 2006)

10.2	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed March 7, 2006)

10.3	Form of Stock Option Agreement relating to the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed March 7, 2006)

10.4	2005 Equity Compensation Plan, as amended (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, filed July 28, 2010)

10.5	Form of Stock Option Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed March 7, 2006)

10.6	Form of Restricted Stock Grant Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed March 7, 2006)

10.7	Form of Lock-up Agreement for certain investors (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed March 7, 2006)

10.8	Business Lease dated December 8, 2004, between the Company and Investors Independent Trust Company (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed March 7, 2006)

10.9	Contract between the Company and Innotrac Corporation dated October 7, 2005 (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K, filed March 7, 2006)

10.10
Manufacturing Agreement among Mingkeda Industries Co., LTD., Source Plus, Inc. and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K, filed March 7, 2006)

10.11
Form of Subscription Agreement relating to the issuance of our convertible notes and redeemable 2005 warrants (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K, filed March 7, 2006)

10.12
Form of Assignment of Application Agreement between the Company and our executives, employees and consultants (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K, filed March 7, 2006)

10.13	Form of Non-disclosure Agreement between the Company and our executives, employees and consultants (incorporated by reference to Exhibit 10.18 of our Current Report on Form 8-K, filed March 7, 2006)

10.14
Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between AeroGrow and our employees, consultants and other third-party contractors (incorporated by reference to Exhibit 10.19 of our Current Report on Form 8-K, filed March 7, 2006)

10.15	Letter agreement dated July 15, 2005 between the Company and Patrice Tanaka & Company (incorporated by reference to Exhibit 10.20 of our Current Report on Form 8-K, filed March 7, 2006)

10.16	Production Agreement dated October 3, 2005, between AeroGrow and Respond2, Inc. (incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K, filed March 7, 2006)

10.17	Waiver and Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference to Exhibit 10.26 our Current Report on Form 8-K/A-2, filed November 16, 2006)

10.18	Lease Agreement with Pawnee Properties, LLC (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K, filed August 2, 2006)

10.19
Registration Rights Agreement dated as of March 12, 2007, by and between the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed March 16, 2007)

10.20	Product Supply Agreement between the Company and Global Infomercial Services, Inc., dated May 30, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed June 4, 2007)

10.21
Registration Rights Agreement dated as of March 30, 2007, by and between the Company and the other parties thereto~~.~~ (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-KSB for the year ended March 31, 2007)

10.22
Registration Rights Agreement, dated as of September 4, 2007, by and between the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed September 5, 2007)

10.23
Commitment for Credit Facility by and between the Company and FCC, LLC, d/b/a First Capital, dated May 20, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed May 23, 2008)

10.24
Business Loan Agreement by and between the Company, Jack J. Walker and First National Bank, dated May 16, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed May 23, 2008)

10.25	Promissory Note made by the Company and Jack J. Walker, dated May 16, 2008 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed May 23, 2008)

10.26
Commercial Pledge Agreement by and between the Company, Jack J. Walker and First National Bank, dated May 16, 2008 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed May 23, 2008)

10.27	Loan Agreement by and between the Company, Jack J. Walker, and WLoans, LLC, dated May 19, 2008 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed May 23, 2008)

10.28	Promissory Note made by the Company, dated May 19, 2008 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed May 23, 2008)

10.29	Letter Agreement between the Company and H. MacGregor (Greg) Clarke, dated May 21, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed May 28, 2008)

10.30
Loan and Security Agreement by and between FCC, LLC, d/b/a First Capital and the Company, dated June 24, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed June 30, 2008)

10.31
Validity Agreement, by and between H. MacGregor Clarke, the Company and First Capital, dated June 24, 2008 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed June 30, 2008)

10.32
Agreement between Benefactor Funding Corp, the Company and FCC, LLC, d/b/a First Capital, dated June 24, 2008 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed June 30, 2008)

10.33
Irrevocable Standby Letter of Credit in favor of Benefactor Funding Corp. in the amount of $343,092.34, dated June 25, 2008 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed June 30, 2008)

10.34
Irrevocable Standby Letter of Credit in favor of Benefactor Funding Corp. in the amount of $38,193.66, dated June 25, 2008 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed June 30, 2008)

10.35
First Amendment to Loan and Security Agreement between the Company and FCC, LLC d/b/a/ First Capital, dated July 31, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed August 6, 2008)

10.36
Employment Agreement between the Company and H. MacGregor Clarke, dated as of May 23, 2008 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, for the period ended September 30, 2008)

10.37
Second Amendment to Loan and Security Agreement between the Company and FCC, LLC d/b/a/ First Capital, dated October 24, 2008 (incorporated by referenced to Exhibit 10.1 of our Current Report on Form 8-K, filed October 30, 2008)

10.38
Temporary Amendment to Loan and Security Agreement between the Company and FCC, LLC d/b/a/ First Capital, dated October 27, 2008 (incorporated by referenced to Exhibit 10.2 of our Current Report on Form 8-K, filed October 30, 2008)

10.39
Forbearance Agreement among the Company, FCC, LLC d/b/a/ First Capital, and Jack J. Walker, effective January 31, 2009 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, for the period ended December 31, 2008)

10.40
Temporary Amendment to Loan and Security Agreement between the Company and FCC, LLC d/b/a/ First Capital, effective as of January 1, 2009 (incorporated by referenced to Exhibit 10.1 of our Current Report on Form 8-K, filed January 21, 2009)

10.41	Liquidity Performance Award Plan (incorporated by reference to Exhibit 10.54 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

10.42
Change in Terms Agreement among the Company, First National Bank, and Jack J. Walker, dated May 19, 2009 (incorporated by reference to Exhibit 10.55 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

10.43
Loan Extension Agreement among the Company, WLoans, LLC, and Jack J. Walker, effective June 30, 2009 (incorporated by reference to Exhibit 10.56 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

10.44
Second Forbearance Agreement among the Company, FCC, LLC d/b/a First Capital, and Jack J. Walker, effective as of April 29, 2009 (incorporated by reference to Exhibit 10.57 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

10.45
Waiver and Third Amendment to Loan and Security Agreement among the Company, FCC, LLC d/b/a First Capital, and Jack J. Walker, effective as of July 1, 2009 (incorporated by reference to Exhibit 10.58 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

10.46
Promissory Note made by the Company in favor of Main Power Electrical Factory Ltd. Dated June 30, 2009 (incorporated (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed August 19, 2009)

10.47
Change in Terms Agreement, effective July 19, 2009, among First National Bank, Jack J. Walker, and the Company (incorporated (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.48
Temporary Amendment to the Loan and Security Agreement between the Company and FCC, LLC, d/b/a First Capital, effective as of September 30, 2009 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.49
Waiver Agreement between the Company and FCC, LLC, d/b/a First Capital, dated November 19, 2009 (incorporated (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.50
Promissory Note in favor of Lazarus Investment Partners LLLP, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.51
Subordination and Assignment Agreements effective September 1, 2009 among FCC, LLC, d/b/a First Capital, Lazarus Investment Partners LLLP, and the Company (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.52
Promissory Note in favor of Jack J. Walker, dated August 28, 2009 (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.53
Subordination and Assignment Agreements effective August 28, 2009 among FCC, LLC, d/b/a First Capital, Jack J. Walker and the Company (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.54
Promissory Note in favor of Michael S. Barish, effective September 1, 2009 (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009))

10.55
Promissory Note in favor of Jervis B. Perkins, effective September 1, 2009 (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.56
Subordination and Assignment Agreements effective August 28, 2009 among FCC, LLC, d/b/a First Capital, Jervis B. Perkins and the Company (incorporated by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.57
Promissory Note in favor of J. Michael Wolfe, effective September 1, 2009 (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.58
Subordination and Assignment Agreements effective September 1, 2009 among FCC, LLC, d/b/a First Capital, J. Michael Wolfe and the Company (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.59
Promissory Note in favor of H. Leigh Severance, effective September 1, 2009 (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.60
Subordination and Assignment Agreements effective September 1, 2009 among FCC, LLC, d/b/a First Capital, H. Leigh Severance and the Company (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 19, 2009)

10.61
Form of Promissory Note (Bridge Loan) between the Company and Lazarus Investment Partners LLP, Michael S. Barish, Jervis B. Perkins and J. Michael Wolfe, dated October 30, 2009 through November 5, 2009 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

10.62
Form of Promissory Note (Bridge Loan) between the Company and Grad Wurn LLC, dated November 1, 2009 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

10.63
Form of Subordination Agreement between the Company and Lazarus Investment Partners LLP, Michael S. Barish, Jervis B. Perkins, J. Michael Wolfe, and Grad Wurn LLC, dated October 30, 2009 through November 5, 2009 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

10.64
Forbearance Agreement and Fourth Amendment to the Loan and Security Agreement between FCC, LLC, d/b/a First Capital, the Company, and Jack J. Walker as Guarantor, effective as of February 15, 2010 (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

10.65
Waiver Agreement between FCC, LLC, d/b/a First Capital, the Company, and Jack J. Walker as Guarantor, effective as of November 19, 2009 (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

10.66
Pledge Agreement dated as of February 15, 2010 executed by Jack J. Walker in favor of FCC, LLC, d/b/a First Capital, supporting borrowings of the Company under the Loan and Security Agreement between FCC, LLC, d/b/a First Capital, and the Company, as amended and restated (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed February 17, 2010)

10.67
Forbearance Agreement and Fifth Amendment to the Loan and Security Agreement between the Company, FCC, LLC d/b/a First Capital, and Jack J. Walker, as Guarantor, effective as of April 29, 2010 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010)

10.70
Form of Collateral Agent between the Company, holders of the 8% Subordinated Secured Convertible Promissory Notes, and the Placement Agent for the 8% Subordinated Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010)

10.71
Security Agreement between the Company and the Collateral Agent for the 8% Subordinated Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010)

10.72
Business Loan Agreement and Promissory Note between the Company and First Western Trust Bank, dated May 21, 2010 (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010)

10.73
Business Loan Agreement and Promissory Note between the Company, Jack J. Walker (as guarantor) and First Western Trust Bank, dated May 21, 2010 (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010)

10.74
Form of Guaranty Agreement dated October 21, 2010 for the benefit of the holders of the Credit Card Notes (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed November 3, 2010)

10.75
Contribution Agreement dated October 25, 2010 by and among Jack J. Walker, H. MacGregor Clarke and J. Michael Wolfe (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed November 3, 2010)

10.76
Indemnity Agreement dated October 25, 2010 by and among Jack J. Walker, H. MacGregor Clarke and J. Michael Wolfe (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed November 3, 2010)

10.77
Escrow and Account Control Agreement dated October 21, 2010 by and among the Company and First Western Trust Bank (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed November 3, 2010)

10.78
Form of Indemnification Agreement for Officers and Directors of the Company (incorporated by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed November 10, 2010)

10.79
Promissory Note and related Agreement by AeroGrow International, Inc. and Main Power Electrical Factory Ltd dated as of December 31, 2010 (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed February 14, 2011)

10.80
Transaction Agreement dated April 12, 2011 by and among the Company, AG Worldwide, LLC and Cyrano Partners, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed April 12, 2011)

10.81
Distributor and License Agreement, dated April 12, 2011 by and among the Company and AG Worldwide, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed April 12, 2011)

10.82	Warehouse Services Agreement dated April 20, 2011, by and between the Company and Wildernest Logistics Solutions, Inc.

10.83
Transaction (Joint Venture) Agreement by and between the Company and Cyrano Partners LLC and AG Worldwide, LLC, dated April 12, 2011 (incorporated by reference to Appendix I to our Information Statement on Schedule 14C, filed April 29, 2011)

10.84
Distributor and License Agreement” dated April 12, 2011 by and between the Company and AG Worldwide, LLC (incorporated by reference to Appendix I to our Information Statement on Schedule 14C, filed April 29, 2011)

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