Form 10-K/A
period 2011-03-31
AeroGrow International, Inc.
filed 2011-08-22
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

AeroGrow International Inc.
Form 10-K/A
Amendment No. 1
For the Fiscal Year Ended March 31, 2011

EXPLANATORY NOTE

AeroGrow International, Inc. (the “Company”) is filing this Amendment on Form 10-K/A to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2011, originally filed on August 15, 2011 (the “Report”).  This Form 10-K/A is being filed solely for the purpose of revising the audit opinion letter to include the name of the Company’s public auditors, which was inadvertently omitted from the Report due to a clerical error.

Except as described above, no other amendments are being made to the Report.  This Form 10-K/A does not reflect events occurring after the August 15, 2011 filing of the Company’s Report or modify or update the disclosures contained in the Report in any way other than as required to reflect the amendment discussed above.

PART II

ITEM   8.   FINANCIAL STATEMENTS

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

/s/ Eide Bailly LLP

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

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

AEROGROW INTERNATIONAL, INC., A NEVADA CORPORATION

	By:	/s/ Jack J.Walker
Date: August 22, 2011		Jack J. Walker
Chairman of the Board