Form 10-Q
period 2011-06-30
AeroGrow International, Inc.
filed 2011-09-01
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of August 31, 2011:  19,244,160

AeroGrow International, Inc.

FORM 10-Q REPORT
June 30, 2011

Item 1. Condensed Financial Statements
 AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	June 30, 2011	March 31, 2011
ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$81,880	$355,781
Restricted cash	34,883	162,837
Accounts receivable, net of allowance for doubtful accounts of $16,295 and $17,791 at June 30, 2011 and March 31, 2011, respectively	93,626	290,997
Other receivables	175,898	260,692
Inventory	2,467,041	2,547,570
Prepaid expenses and other	180,159	335,854
Total current assets	3,033,487	3,953,731
Property and equipment, net of accumulated depreciation of $2,617,093 and $2,525,853 at June 30, 2011 and March 31, 2011, respectively	272,902	359,962
Other assets
Intangible assets, net of $29,120 and $24,834 of accumulated amortization at June 30, 2011 and March 31, 2011, respectively	272,440	273,081
Deposits	159,131	159,631
Deferred debt issuance costs, net of accumulated amortization of $916,421 and $737,531 at June 30, 2011 and March 31, 2011, respectively	1,309,601	1,488, 491
Total other assets	1,741,172	1,921,203
Total Assets	$5,047,561	$6,234,896

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Notes Payable	$141,168	$350,798
Notes Payable – Related Party	123,966	211,321
Current portion – long term debt – related party	35,458	13,947
Current portion – long term debt	1,406,676	1,168,160
Accounts payable	1,577,327	1,506,841
Accrued expenses	544,203	614,234
Customer deposits	122,377	122,377
Deferred rent	15,759	22,513
Total current liabilities	3,966,934	4,010,191
Long term debt	3,962,418	3,716,229
Long term debt – related party	444,987	359,751
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 7,576 and 7,576 shares issued and outstanding at June 30, 2011 and March 31, 2011	8	8
Common stock, $.001 par value, 500,000,000 shares authorized, 19,244,160 and 19,244,160 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	19,244	19,244
Additional paid-in capital	62,391,489	62,324,016
Accumulated (deficit)	(65,737,519)	(64,194,543)
Total Stockholders' Equity (Deficit)	(3,326,778)	(1,851,275)
Total Liabilities and Stockholders' Equity (Deficit)	$5,047,561	$6,234,896

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,
	2011	2010
Revenue
Product sales	$1,479,903	$1,818,019

Operating expenses
Cost of revenue	850,832	1,321,703
Research and development	22,063	37,014
Sales and marketing	514,000	816,977
General and administrative	714,319	896,184
Total operating expenses	2,101,214	3,071,878

Loss from operations	(621,311)	(1,253,859)

Other (income) expense, net
Interest (income)	(12)	(6,630)
Interest expense	830,656	518,100
Interest expense – related party	118,341	61,259
Other (income)	(27,321)	(97,539)
Total other (income) expense, net	921,664	475,190

Net loss	$(1,542,975)	$(1,729,049)

Net loss per share, basic	$(0.08)	$(0.14)

Net income (loss) per share, diluted	$(0.08)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	19,244,160	12,481,443

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss)	$(1,542,975)	$(1,729,049)
Adjustments to reconcile net (loss) to cash (used) by operations:
Issuance of common stock and options under equity compensation plans	67,473	28,086
Issuance of common stock not under equity compensation plan	-	24,983
Depreciation and amortization expense	95,526	193,989
Allowance for bad debt	(1,495)	(2,665)
Amortization of debt issuance costs	178,890	128,534
Amortization of convertible debentures, beneficial conversion feature	253,838	88,017
Amortization of convertible debentures, beneficial conversion feature – related party	47,591	12,618
Interest expense from warrants issued with convertible debentures	217,219	107,856
Interest expense from warrants issued with convertible debentures – related party	43,311	15,459
Change in assets and liabilities:
(Increase) in accounts receivable	198,866	276,660
(Increase) in other receivable	84,794	101,871
(Increase) in inventory	80,529	315,096
(Increase) in other current assets	155,695	(87,378)
(Increase) decrease in deposits	501	52,015
Increase (decrease) in accounts payable	70,486	(923,117)
Increase (decrease) in accrued expenses	(70,031)	(260,479)
Increase (decrease) in accrued interest	109,802	39,907
Increase (decrease) in accrued interest – related party	27,439	(5,887)
Increase (decrease) in customer deposits	-	(327,579)
Increase (decrease) in deferred rent	(6,754)	(4,127)
Net cash provided (used) by operating activities	10,705	(1,955,190)
Cash flows from investing activities:
(Increase) decrease in restricted cash	127,954	(941)
Purchases of equipment	(4,181)	(43,065)
Patent expenses	(3,645)	1,109
Net cash provided (used) by investing activities	120,128	(42,897)
Cash flows from financing activities:
(Increase) decrease in prepaid debt issuance costs	-	(591,626)
Proceeds from long term debt borrowings	-	2,050,481
Repayments of long term debt borrowings	(74,904)	(2,075,153)
Repayments of long term debt borrowings – related party	-	(1,127,989)
Repayments of short term debt borrowings	(230,881)	-
Repayment of short term debt borrowings – related party	(98,949)	-
Proceeds from the issuance of convertible debt	-	5,465,000
Proceeds from the issuance of convertible debt – related party	-	100,000
Proceeds from the exercise of stock options	-	252
Principal payments on capital leases	-	(12,772)
Net cash provided (used) by financing activities	(404,734)	3,808,193
Net increase (decrease) in cash	(273,901)	1,810,106
Cash, beginning of period	355,781	249,582
Cash, end of period	$81,880	$2,059,688

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Three Months Ended June 30,
	2011	2010
Interest paid	$28,997	$95,674
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Modification of debt to convertible debt	$-	$475,000
Modification of related party debt to related party convertible debt	$-	$656,406
Conversion of accrued interest to convertible debt	$8,415	$33,757
Conversion of related party accrued interest to related party convertible debt	$5,928	$19,847
Modification of accounts payable to convertible debt	$-	$50,000
Conversion of convertible note to common stock	$-	$25,236
Warrants issued to placement agent as a cost of debt issuance	$-	$1,412,000

AEROGROW INTERNATIONAL INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

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

During the fiscal years ended March 31, 2010 (“Fiscal 2010”) and March 31, 2011 (“Fiscal 2011”), and continuing through June 30, 2011, we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer confidence and spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.

Beginning in late Fiscal 2010 and continuing through Fiscal 2011 and into the fiscal year ending March 31, 2012 (‘Fiscal 2012”), we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity. To position our business for the future, we have substantially increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 2.8 million catalogues mailed in Fiscal 2011, print ads in national magazines, web sales, infomercials, mall kiosks, and long-form and short-form infomercials.  In Fiscal 2011, approximately 79.3% of our total sales were to direct customers.

To further our strategic shift towards direct-to-consumer selling, we began investigating the network marketing channel of distribution during Fiscal 2011 and Fiscal 2012.  Network marketing, which is also known as direct selling or multi-level marketing, involves person-to-person selling through independent distributors, which we believe represents a logical potential next step in our stated strategy to move the marketing and selling of AeroGrow products closer to the end consumer.  In April 2011, we entered into a Licensing Agreement with Cyrano Partners, LLC (“Cyrano”) under which Cyrano began to offer our products in the network marketing sales channel.  Simultaneously we entered into a Transaction Agreement with Cyrano to form a joint venture to pursue the network marketing sales channel, subject to the achievement of certain conditions precedent, including an obligation on the part of Cyrano to raise the capital necessary to fund the joint venture.  Cyrano was unable to satisfy the funding condition precedent and, in August 2011, the Licensing Agreement and the Transaction Agreement were terminated.  We will continue to look for opportunities to offer our products through the network marketing channel.

2.	Liquidity, Ability to Continue as a Going Concern, and Basis of Presentation

Interim Financial Information
The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the SEC on August 15, 2011 and the Company’s Report on Form 10-K/A for the year ended March 31, 2011, as filed with the SEC on August 22, 2011.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2011, the results of operations for the three months ended June 30, 2011 and 2010, and the cash flows for the three months ended June 30, 2011 and 2010. The results of operations for the three months ended June 30, 2011, are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2011, is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the three months ended June 30, 2011 of $1,542,975.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

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

Despite the capital raised during the last two fiscal years, we continue to face severe cash and liquidity constraints.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional capital as may be required, and ultimately to attain profitable operations.  We believe we will need to raise new capital to meet our cash requirements for the next twelve months and may also seek concessions from certain of our vendors.  Management is in the process of attempting to raise the additional capital required to support our operations; however, there can be no assurances given that we will be successful in raising the capital needed.  In such an event we would take such actions as are available to us to reduce the cash requirements of the Company; however, there can be no assurances given that we will be able to reduce our cash requirements in the amount, or in the timeframe, necessary to enable us to continue operating and we may be forced to dissolve the company or file for bankruptcy.  Assuming our current costs of operations remain relatively unchanged over the next several months, we believe that our present cash and cash equivalents, in combination with our projected operating results, may not be sufficient to fund our operations beyond the second fiscal quarter of Fiscal 2012.

For Fiscal 2011, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern.  The financial statements contained herein do not include any adjustments from the outcome of any uncertainty as to the Company’s ability to continue as a going concern.

The Company’s liquidity projections are predicated on a variety of assumptions including, but not limited to the timing and seasonality of working capital needs, revenue and expenses, cash flow from operations, access to sufficient funding, the levels of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which the Company operates.  In the event these assumptions prove to be inaccurate, there could be material adverse changes to the Company’s liquidity position.

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

Customers:
For the three months ended June 30, 2011, and the three months ended June 30, 2010, the Company had no customers who represent more than 5% of the Company’s net product sales.

Suppliers:
For the three months ended June 30, 2011, the Company purchased inventories and other inventory-related items from two suppliers totaling $173,558 and $165,345, representing 10.2% and 9.8% of cost of sales, respectively.  For the three months ended June 30, 2010, the Company purchased inventories and other inventory-related items from three suppliers totaling $104,243, $98,035, and $69,784, representing 7.9%, 7.4% and 5.3% of cost of sales, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of June 30, 2011, the Company had one customer, Canadian Tire Corporation which represented 73% of outstanding accounts receivable.  As of March 31, 2011, the Company had three customers who represented 19%, 19% and 11% of outstanding accounts receivable.

Fair Value of Financial Instruments
The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2011 and March 31, 2011 due to the relatively short-term nature of these instruments.  In February 2008, the FASB issued ASC 820-10-55 (prior authoritative guidance: FSP 157-2/Statement 157, Fair Value Measurements).  ASC 820-10-55 delayed the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On April 1, 2008 the Company adopted the portion of ASC 820-10-55 that was not delayed as it applies to non-financial assets and liabilities.  As a result of the delay, ASC 820-10-55 was applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. ASC 820-10-55 defines fair value as the price that would be received upon the sale of  an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).  ASC 820-10-55 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable.  The three levels of the ASC 820-10-55 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets. or liabilities.
Level 3:	Unobservable inputs.

As June 30, 2011 and of March 31, 2011, the fair value of the Company's debt using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of  20% and 18%, respectively.
	June 30,2011		March 31,2011
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$254,774	$265,134	$558,077	$580,621
Notes payable discount	-	-	-	(18,502)
Long-term debt	7,090,602	9,890,865	7,000,700	9,842,870
Long-term debt discount	-	(4,041,326)	-	(4,584,783)
Total	$7,345,376	$6,114,673	$7,558,777	$5,820,206

As of June 30, 2011 and March 31, 2011, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $16,295 and $17,791 at June 30, 2011 and March 31, 2011, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2011 and March 31, 2011, the balance in this reserve account was $175,898 and $260,692, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-25 (prior authoritative guidance: Statement of Position, “No. SOP 93-7” Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of June 30, 2011 and March 31, 2011, the Company had deferred $0 and $3,386, respectively, related to such media and advertising costs. Advertising expenses for the three months ended June 30, 2011 and June 30, 2010 were $138,611 and $227,065, respectively.

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

	June 30, 2011	March 31, 2011
Finished goods	$1,254,459	$1,351,245
Raw materials	1,212,582	1,196,325
	$2,467,041	$2,547,570

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2011 and March 31, 2011, the Company had reserved $929,025 and $848,794, respectively, for inventory obsolescence.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At June 30, 2011 and June 30, 2010, the Company had accrued $32,660 and $36,242, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of June 30, 2011 and March 31, 2011, a provision for potential future warranty costs of $12,157 and $22,105, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of June 30, 2011 and March 31, 2011, the Company has recorded a reserve for customer returns of $15,764 and $44,315, respectively.

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

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power.  As part of the amendments, AeroGrow issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced certain obligations totaling $661,446 relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on behalf of AeroGrow.  The Revised Main Power Note has a final maturity of May 31, 2013, and carries an interest rate of 8% per annum.  Interest and principal amounts are payable monthly, with total scheduled principal amortization of $625,000 during calendar year 2011, $1,075,000 during calendar year 2012, with the balance paid during calendar year 2013.   During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments because of its cash constraints and reached an informal arrangement with Main Power to defer payments for an unspecified period of time. As of June 30, 2011, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $2,072,046.

Bridge Loans

Between October 30 and November 9, 2009, the Company entered into bridge financing arrangements totaling $580,000 (the “Bridge Loans”) with five lenders.  The Bridge Loans were unsecured, subordinated to then-existing senior debt of the Company, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  As of June 30, 2011, $40,709 in Bridge Loans remained outstanding and past due, including accrued interest.

First Western Trust Term Loan

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of June 30, 2011, there was $758,271 outstanding under the FWTB Term Loan, including accrued interest.

Subordinated Secured Convertible Notes

Between May and September 2010, the Company completed a private offering of $7,020,000 in Subordinated Secured Convertible Notes (the “Subordinated Secured Convertible Notes”) and warrants to purchase 70,200,000 shares of the Company’s common stock (the “Warrants”).  The Company used the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Subordinated Secured Convertible Notes were offered and sold only to investors who were “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

During the fiscal year ended March 31, 2011, $604,591 of the Subordinated Secured Convertible Notes and accrued interest was converted into common stock.  The remaining unamortized debt discount of $452,922 related to the amount converted was charged to interest expense during the quarters in which the conversions took place.

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $543,457 and $224,932 for the three months ended June 30, 2011 and June 30, 2010, respectively.  As of June 30, 2011, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $4,041,326.

The Company paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which is being amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three months ended June 30, 2011, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $178,790.

As of October 31, 2010 and January 31, 2011, the Company issued new Subordinated Secured Convertible Notes to pay accrued interest (the “Interest Notes”).  A total of $369,385 in Interest Notes was issued.  The Interest Notes have the same terms and conditions as the Subordinated Secured Convertible Notes.

Effective on April 29, 2011, a majority in interest of the holders of the Subordinated Secured Convertible Notes agreed to modify the terms of the Subordinated Secured Convertible Notes to (i) waive the Company’s obligations to make quarterly interest payments and (ii) provide that interest be paid in cash only.  These modifications are effective from April 29, 2011 through January 31, 2012.

As of June 30, 2011, the outstanding balance under the Subordinated Secured Convertible Notes, including accrued interest, totaled $2,978,512.

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

The Credit Card Notes bear interest at 15% per annum, had an initial maturity of July 28, 2011, and can be converted at any time into common shares of the Company at a conversion price of $0.18 per share.  20% of the Company’s daily credit card receipts are being held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

Each Credit Card Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire October 28, 2015.

The obligation of the Company to repay certain of the Credit Card Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman (up to $500,000), J. Michael Wolfe, Chief Executive Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).  The guarantors have executed a Contribution Agreement between and among themselves to enforce the limited several guaranties, and the Company has executed an Indemnity Agreement to hold harmless the guarantors from any future liability under the guaranties.

In accordance with applicable accounting guidance, the Company recorded a $90,000 debt discount on the Credit Card Offering.  The amortization of the $90,000 debt discount was reported as additional interest expense and increases in notes payable over the estimated payoff period of the Credit Card Notes.

Amortization of the debt discount on the Credit Card Notes amounted to $18,502 for the three months ended June 30, 2011.  As of June 30, 2011, the remaining unamortized discount on the Credit Card Notes was $0.

The Company incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the Credit Card Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs were amortized to interest expense over the estimated payoff period of the Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase the Company’s common stock to the placement agent (the “Placement Agent Warrants”).  833,333 of the Placement Agent Warrants have an exercise price of $0.18 per share of common stock.  500,000 of the Placement Agent Warrants have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants have a five-year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants were recognized as $30,000 in deferred financing cost on the Company’s balance sheet, which was amortized to interest expense over the estimated payoff period of the Credit Card Notes.  For the three months ended June 30, 2011, the total amortized deferred financing costs relating to the Credit Card Offering totaled $23,401.

Effective as of July 28, 2011, a majority in interest of the holders of the Credit Card Notes agreed to extend the maturity of the Credit Card Notes to October 31, 2011.

As of June 30, 2011, $265,134 in Credit Card Notes was outstanding, including accrued interest.

4.	Equity Compensation Plans

For the three months ended June 30, 2011, the Company granted zero options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the three months ended June 30, 2010, the Company granted 200,000 options to purchase the Company’s common stock at an exercise price of $0.14 per share under the 2005 Plan.

During the three months ended June 30, 2011, there were 40,539 options that either were cancelled or expired and zero shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended June 30, 2010, there were 94,236 options that either were cancelled or expired and zero shares issued upon exercise of outstanding stock options under the 2005 Plan.

As of June 30, 2011, the Company had granted options for 6,215,823 shares of the Company’s common stock that are unvested that will result in $366,770 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of June 30, 2011 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Exercise price range	Options	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price	Aggregate Intrinsic Value	Options	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price	Aggregate Intrinsic Value
Over $0.00 to $0.50	11,034,886	4.07	$0.09		4,819,063	3.65	$0.11
Over $0.50 to $2.50	-	-	$-		-	-	$-
Over $2.50 to $5.00	-	-	$-		-	-	$-
Over $5.00 to $5.50	19,331	0.33	$5.00		19,331	0.33	$5.00
Over $5.50	25,000	0.72	$5.90		25,000	0.72	$5.90
	11,079,217	2.92	$0.82	$ -	4,863,394	3.62	$3.62	$ -

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was June 30, 2011.

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

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2011 and March 31, 2011, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

6.	Related Party Transactions

See Note 3.  Notes Payable, Long Term Debt and Current Portion – Long Term Debt for disclosure of related party transactions.

7.	Stockholders’ Equity

A summary of the Company’s warrant activity for the period from April 1, 2011 through June 30, 2011 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, April 1, 2011	93,999,928	$0.33	-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2011	93,999,928	$0.33	$0.00

As of June 30, 2011, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Yrs)
7,020,000	$0.10	3.91
833,333	$0.18	4.33
82,720,000	$0.20	3.94
1,320,000	$0.25	3.31
325,000	$1.00	2.64
54,139	$2.00	0.75
16,000	$2.07	2.00
128,000	$6.00	0.75
50,000	$6.96	1.09
746,956	$7.50	0.70
720,000	$8.00	3.18
66,500	$8.25	3.80
93,999,928	$0.33	3.89

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2011, through June 30, 2011, is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, April 1, 2011	4,164	$1,250
Granted	--	$--
Exercised	--	$--
Expired	--	$--
Outstanding, June 30, 2011	4,164	$1,250

 The warrants granted expire five years from issuance.

8.	Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2011 and June 30, 2010.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2011.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in our other filings with the SEC.

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

During the fiscal years ended March 31, 2010 (“Fiscal 2010”) and March 31, 2011 (“Fiscal 2011”), and continuing through June 30, 2011, we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer confidence and spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.

Beginning in late Fiscal 2010 and continuing through Fiscal 2011 and into the fiscal year ending March 31, 2012 (“Fiscal 2012), we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity. To position our business for the future, we have substantially increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 2.8 million catalogues mailed in Fiscal 2011, print ads in national magazines, web sales, infomercials, mall kiosks, and long-form and short-form infomercials.  In Fiscal 2011, approximately 79.3% of our total sales were to direct customers.

To further our strategic shift towards direct-to-consumer selling, we began investigating the network marketing channel of distribution during Fiscal 2011 and Fiscal 2012.  Network marketing, which is also known as direct selling or multi-level marketing, involves person-to-person selling through independent distributors, which we believe represents a logical potential next step in our stated strategy to move the marketing and selling of AeroGrow products closer to the end consumer.  In April 2011, we entered into a Licensing Agreement with Cyrano Partners, LLC (“Cyrano”) under which Cyrano began to offer our products in the network marketing sales channel.  Simultaneously we entered into a Transaction Agreement with Cyrano to form a joint venture to pursue the network marketing sales channel, subject to the achievement of certain conditions precedent, including an obligation on the part of Cyrano to raise the capital necessary to fund the joint venture.  Cyrano was unable to satisfy the funding condition precedent and, in August 2011, the Licensing Agreement and the Transaction Agreement were terminated.  We will continue to look for opportunities to offer our products through the network marketing channel.

Results of Operations

Three Months Ended June 30, 2011 and June 30, 2010

Summary Overview
For the three months ended June 30, 2011, sales totaled $1,479,903, a $338,116, a 18.6% decrease from the same period in the prior year.  The decrease in revenue principally reflected the impact of: (i) a 39% decline in the amount of revenue-generating media spending during the quarter; and (ii) decreased on demand for our products in our direct response channels, particularly AeroGardens, attributable to temporary price increases we implemented to support an initiative to test the network marketing sales channel.  Despite these issues, the effectiveness of our direct-to-consumer advertising continued to improve, and increased 36.9% year-over-year as we generated $9.33 of direct-to-consumer revenue for every dollar of revenue-generating media spent in the 2011 period, as compared to $6.81 of direct-to-consumer revenue per media dollar in 2010.  The reduced media spend, and the impact of higher prices was principally reflected in lower sales of AeroGardens, which declined by 50.6% from the prior year.  Recurring revenue from seed kit and accessories increased by 31.5%, however, as the temporary price increases taken on these products were more moderate and we continued to benefit from the growing installed base of AeroGardens.  Seed kit and accessory sales represented 63.0% percent of total revenue for the three months ended June 30, 2011, up from 39.0% in the prior year period.

Gross margin for the three months ended June 30, 2011 was 42.5%, up from 27.3% for the year earlier period.  The increase in percentage margin reflected a variety of factors during the current year period, including efficiencies achieved in our assembly and distribution operations, an increased mix of higher-margin seed kit and accessory sales, and higher average selling prices for our products.

Operating expenses other than cost of revenue decreased $499,794, or 28.6%, from the prior year reflecting cost saving initiatives, reductions in media spending, and staffing reductions.

Our operating loss totaled $621,311 for the three months ended June 30, 2011, 50.4%, or $632,548, lower than the $1,253,859 reported in the prior year period.  The improved operating performance reflected the higher gross margin in the 2011 period combined with the significant decrease in operating expenses other than cost of revenue, partially offset by the impact of lower sales.

Other income and expense for the three months ended June 30, 2011 totaled to a net other expense of $921,664, as compared to net other expense of $475,190 in the prior year period.  The net other expense in the current year period included $740,849 in non-cash expense related to the combined effect of the amortization of deferred financing costs (principally the value of warrants granted to a placement agent) and a debt discount, on convertible notes we issued during the prior fiscal year.  For the three months ended June 30, 2010 these expenses totaled $311,408.  The discount was recognized because the notes had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the life of the notes, as are the related financing costs.

The net loss for the three months ended June 30, 2011 was $1,542,975, and was $186,074 lower than the net loss of $1,729,049 in the same period a year earlier.  The year-over-year decrease in the net loss reflected the improved operating performance which was partially offset by the increase in non-cash expense related to our convertible notes.

The following table sets forth, as a percentage of sales, our financial results for the three months ended June 30, 2011 and the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	2010
Revenue
Product sales – direct to consumer, net	87.4%	85.1%
Product sales – retail, net	10.2%	10.5%
Product sales – international	2.4%	4.4%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	57.5%	72.7%
Research and development	1.5%	2.0%
Sales and marketing	34.7%	44.9%
General and administrative	48.3%	49.3%
Total operating expenses	142.0%	169.0%
Profit/(loss) from operations	-42.0%	-69.0%

Revenue
For the three months ended June 30, 2011, revenue totaled $1,479,903 a year-over-year decrease of 18.6% or $338,116 from the three months ended June 30, 2010.

	Three Months Ended June 30,
Product Revenue	2011	2010
Direct to consumer, net	$1,292,889	$1,546,935
Retail, net	151,024	191,578
International	35,990	79,506
Total	$1,479,903	$1,818,019

Direct-to-consumer sales for the three months ended June 30, 2011 totaled $1,292,889, down $254,046 or 16.4%, from the prior year period.  The decrease primarily reflected a 39.0% year-over-year reduction in the amount of revenue-generating media spent during the period.  In addition, as part of an initiative to test the network marketing sales channel, we increased the average pricing on our products, which resulted in reduced demand for our products through our direct response and retail channels during the quarter.  Despite the decline in direct-to-consumer revenue, there was a 36.9% increase in media effectiveness as direct-to-consumer sales per dollar of advertising expense totaled $9.33 in the quarter ended June 30, 2011, as compared to $6.81 per dollar of advertising expense in the prior year period.

Sales to retailer customers for the three months ended June 30, 2011 totaled $151,024, down $40,554 or 21.2%, from the same period a year earlier.  The decline principally reflected our continued efforts to reduce our exposure to the retail channel because of the low margins and high capital requirements associated with sales into this channel.  As of June 30, 2011, our products were carried in approximately 575 traditional “brick and mortar” storefronts in the United States and Canada, as compared to approximately 1,290 as of June 30, 2010.  Because of the impact of non-“brick and mortar” retailers, including online retailers and television shopping channels which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

International sales for the three months ended June 30, 2011 totaled $35,990, down $43,516 from the same period in the prior fiscal year.  During the current year period we were not attempting to develop international markets and, in addition, sales to existing international distributors were further constrained by a lack of available inventory.

Our products consist of AeroGardens and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2011 and June 30, 2010 is as follows:

	Three Months Ended June 30,
	2011	2010
Product Revenue
AeroGardens	$547,564	$1,108,992
Seed kits and accessories	932,339	709,027
Total	$1,479,903	$1,818,019
% of Total Revenue
AeroGardens	37.0%	61.0%
Seed kits and accessories	63.0%	39.0%
Total	100.0%	100.0%

AeroGarden sales declined $561,428 or 50.6%, from the year earlier period reflecting the impact of the 39.0% reduction in direct-to-consumer advertising.  In addition, we significantly increased prices on all garden models as part of an initiative to test our products in the network marketing sales channel, which had a significant dampening effect on demand for AeroGardens.  Sales of seed kits and accessories, which represent a recurring revenue stream generated by the 1,041,363 AeroGardens we have sold to-date, increased $223,312, or 31.5%, despite the lower level of direct-to-consumer advertising during the period.  The better sales performance of seed kits and accessories relative AeroGardens reflected more modest price increases than were taken on AeroGardens.  For the three months ended June 30, 2011, sales of seed kits and accessories represented 63.0% of total revenue, as compared to 39.0% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2011 totaled $850,832, a decrease of $470,871, or 35.6%, from the three months ended June 30, 2010.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  The dollar amount of cost of revenue decreased because of the decline in revenue discussed above combined with cost reductions in our assembly, fulfillment, and distribution operations.  As a percent of total revenue, these costs represented 57.5% of revenue as compared to 72.7% for the quarter ended June 30, 2010.  The decrease in costs as a percent of revenue reflected a greater mix of higher-margin seed kit and accessory revenue, higher average pricing, and efficiencies achieved in our assembly, fulfillment, and distribution operations.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower margins than domestic retail sales.  The gross margin for the quarter ended June 30, 2011 was 42.5% as compared to 27.3% for the quarter ended June 30, 2010.

Sales and Marketing
Sales and marketing costs for the three months ended June 30, 2011 totaled $514,000, as compared to $816,977 for the three months ended June 30, 2010, a decrease of 37.1% or $302,977.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consist of the following:

	Three Months Ended June 30,
	2011	2010
Advertising	$138,611	$227,065
Personnel	274,985	385,284
Sales commissions	6,218	5,408
Trade Shows	--	--
Other	94,186	199,220
	$514,000	$816,977

Advertising expense is principally comprised of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products for all our channels of distribution, in addition to generating direct-to-consumer sales.  Advertising expense totaled $138,611 for the quarter ended June 30, 2011, a year-over-year decrease of 39.0%, or $88,454, principally because we mailed fewer catalogues during the current year period, reflecting our cash constraints.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2011, personnel costs for sales and marketing were $274,985, down from $385,284 for the three months ended June 30, 2010, a decrease of 28.6%.  The decrease principally reflects staff reductions.

Other marketing expenses decreased year-over-year because of reductions in travel and entertainment expense, inventory storage fees, order processing costs, and generally reduced spending in a variety of categories.

General and Administrative
General and administrative costs for the three months ended June 30, 2011 totaled $714,319, as compared to $896,184 for the three months ended June 30, 2010, a decrease of 20.3%, or $181,865.  The decrease reflected a $97,105 decrease in depreciation expense and a $26,486 decrease in salary related costs, resulting from a year-over-year decline in headcount and an employee furlough program we instituted in the 2011 period.  In addition there were reductions across a variety of administrative and governance spending expense categories.

Research and Development
Research and development costs for the quarter ended June 30, 2011 totaled $22,063, a decrease of 40.4% from the quarter ended June 30, 2010.  The lower cost principally reflected lower headcount related to staffing reductions and the furlough program, as well as a reduction in new product development activities.

Operating Loss and EBITDA
Our loss from operations for the three months ended June 30, 2011 was $621,311, a reduction of $632,548 from the operating loss of $1,253,859 for the three months ended June 30, 2010.  The improved performance resulted from the higher gross margin and the 28.6% reduction in non-cost of sales operating expenses, which were partially offset by the impact of lower revenue during the current year period.

As a non-U.S. GAAP measure of our operating performance, we track EBITDA, which we define as Operating Profit or Loss excluding non-cash depreciation and amortization expense, as an indicator of the Company’s ability to generate cash,.  As calculated in the table below, our EBITDA loss for the quarter ended June 30, 2011 totaled $525,785, which was $534,085 better than the $1,059,870 EBITDA loss recognized during the prior year quarter.

	Three Months Ended June 30,
	2011	2010
Operating (Loss)	$(621,311)	$(1,253,859)
Add Back Non-Cash Items:
Depreciation	91,240	188,345
Amortization	4,286	5,644
Total Non-Cash Items	95,526	193,989
EBITDA	$(525,785)	$(1,059,870)

Other Income and Expense
Other income and expense for the quarter ended June 30, 2011 totaled to a net other expense of $921,664, as compared to net other expense of $475,190 in the prior year period.  The net other expense in the current year period included $740,849 in non-cash expense related to the amortization of deferred financing costs and the amortization of a calculated debt discount.  In the prior year period these charges totaled $311,408.  The charges relate to convertible notes issued in May, June and September 2010.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the three-year life of the notes, as are the related financing costs which principally relate to warrants issued to a placement agent.  In the event any of the convertible notes are converted into common stock of AeroGrow, the remaining debt discount related to the converted note is accelerated into the period during which the conversion takes place.

Net Loss
For the three months ended June 30, 2011, the net loss totaled $1,542,975 as compared to a net loss of $1,729,049 for the three months ended June 30, 2010.  The year-over-year decrease in the net loss reflects the lower operating loss in the current year period partially offset by the impact of the higher non-cash interest expense related to the convertible notes issued during the prior fiscal year.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in assets and liabilities, the net cash provided by operating activities totaled $10,705 for the three months ended June 30, 2011 as compared to cash used of $1,955,190 in the prior year.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, issuances of common stock and options, change in allowances for bad debt, and interest expense from warrants issued with convertible debentures, totaled to a net cash gain of $902,353 for the three months ended June 30, 2011, as compared to a net cash gain of $596,877 in the prior year period.

Changes in current assets contributed net cash of $520,385 during the three months ended June 30, 2011, principally from decreases in accounts receivable, inventory, and other current assets.  As of June 30, 2011, the inventory balance was $2,467,041, representing approximately 121 days of sales activity, and 261 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended June 30, 2011, respectively.  The days in inventory calculation based on the three months of sales activity is greatly impacted by the seasonality of our sales, which are at a low seasonal level during our fiscal first quarter.

Net accounts receivable totaled $93,626 as of June 30, 2011, representing approximately 16 days of net retail sales activity, and 44 days of net retail sales activity, at the average daily rate of sales recognized during the twelve months and three months ended June 30, 2011, respectively.  The days of receivables calculation is greatly impacted by the timing of sales to retailers during the relevant period.

Current operating liabilities increased $130,942 during the three months ended June 30, 2011, principally because of increases in accounts payable and accrued interest.  Accounts payable as of June 30, 2011 totaled $1,577,327, representing approximately 41 days of daily expense activity, and 68 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended June 30, 2011, respectively.

Net investment activity provided a source of cash totaling $120,128, principally because of the release of cash that was previously restricted to support corporate obligations.  Net financing activity, principally the repayment of short-term debt obligations, required the use of net cash of $404,734 during the three months ended June 30, 2011.

As of June 30, 2011, we had a cash balance of $116,763, of which $34,883 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $518,618 as of March 31, 2011, of which $162,837 was restricted.

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

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power.  As part of the amendments, AeroGrow issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced certain obligations totaling $661,446 relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on behalf of AeroGrow.  The Revised Main Power Note has a final maturity of May 31, 2013, and carries an interest rate of 8% per annum.  Interest and principal amounts are payable monthly, with total scheduled principal amortization of $625,000 during calendar year 2011, $1,075,000 during calendar year 2012, with the balance paid during calendar year 2013.   During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments because of its cash constraints and reached an informal arrangement with Main Power to defer payments for an unspecified period of time. As of June 30, 2011, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $2,072,046.

Bridge Loans

Between October 30 and November 9, 2009, the Company entered into bridge financing arrangements totaling $580,000 (the “Bridge Loans”) with five lenders.  The Bridge Loans were unsecured, subordinated to then-existing senior debt of the Company, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  As of June 30, 2011, $40,709 in Bridge Loans remained outstanding and past due, including accrued interest.

First Western Trust Term Loan

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of June 30, 2011, there was $758,271 outstanding under the FWTB Term Loan, including accrued interest.

Subordinated Secured Convertible Notes

Between May and September 2010, the Company completed a private offering of $7,020,000 in Subordinated Secured Convertible Notes (the “Subordinated Secured Convertible Notes”) and warrants to purchase 70,200,000 shares of the Company’s common stock (the “Warrants”).  The Company used the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Subordinated Secured Convertible Notes were offered and sold only to investors who were “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

During the fiscal year ended March 31, 2011, $604,591 of the Subordinated Secured Convertible Notes and accrued interest was converted into common stock.  The remaining unamortized debt discount of $452,922 related to the amount converted was charged to interest expense during the quarters in which the conversions took place.

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $543,457 and $224,932 for the three months ended June 30, 2011 and June 30, 2010, respectively.  As of June 30, 2011, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $4,041,326.

The Company paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which is being amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three months ended June 30, 2011, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $178,790.

As of October 31, 2010 and January 31, 2011, the Company issued new Subordinated Secured Convertible Notes to pay accrued interest (the “Interest Notes”).  A total of $369,385 in Interest Notes was issued.  The Interest Notes have the same terms and conditions as the Subordinated Secured Convertible Notes.

 Effective on April 29, 2011, a majority in interest of the holders of the Subordinated Secured Convertible Notes agreed to modify the terms of the Subordinated Secured Convertible Notes to (i) waive the Company’s obligations to make quarterly interest payments and (ii) provide that interest be paid in cash only.  These modifications are effective from April 29, 2011 through January 31, 2012.

As of June 30, 2011, the outstanding balance under the Subordinated Secured Convertible Notes, including accrued interest, totaled $2,978,512.

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

The Credit Card Notes bear interest at 15% per annum, had an initial maturity of July 28, 2011, and can be converted at any time into common shares of the Company at a conversion price of $0.18 per share.  20% of the Company’s daily credit card receipts are being held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

Each Credit Card Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire October 28, 2015.

The obligation of the Company to repay certain of the Credit Card Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman (up to $500,000), J. Michael Wolfe, Chief Executive Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).  The guarantors have executed a Contribution Agreement between and among themselves to enforce the limited several guaranties, and the Company has executed an Indemnity Agreement to hold harmless the guarantors from any future liability under the guaranties.

In accordance with applicable accounting guidance, the Company recorded a $90,000 debt discount on the Credit Card Offering.  The amortization of the $90,000 debt discount was reported as additional interest expense and increases in notes payable over the estimated payoff period of the Credit Card Notes.

Amortization of the debt discount on the Credit Card Notes amounted to $18,502 for the three months ended June 30, 2011.  As of June 30, 2011, the remaining unamortized discount on the Credit Card Notes was $0.

The Company incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the Credit Card Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs were amortized to interest expense over the estimated payoff period of the Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase the Company’s common stock to the placement agent (the “Placement Agent Warrants”).  833,333 of the Placement Agent Warrants have an exercise price of $0.18 per share of common stock.  500,000 of the Placement Agent Warrants have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants have a five-year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants were recognized as $30,000 in deferred financing cost on the Company’s balance sheet, which was amortized to interest expense over the estimated payoff period of the Credit Card Notes.  For the three months ended June 30, 2011, the total amortized deferred financing costs relating to the Credit Card Offering totaled $23,401.

Effective as of July 28, 2011, a majority in interest of the holders of the Credit Card Notes agreed to extend the maturity of the Credit Card Notes to October 31, 2011.

As of June 30, 2011, $265,134 in Credit Card Notes was outstanding, including accrued interest.

Cash Requirements

The Company generally requires cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay for debt obligations as they come due.

At this time, we believe we will need to raise new capital to meet our cash requirements for the next twelve months and we may also seek concessions from certain of our vendors.  There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary, to support our operating needs.  Furthermore, we cannot predict with certainty the amount of cash that will be required to meet ongoing operational requirements due to uncertain market conditions, competitive pressures, regulatory requirements and rapidly changing customer requirements.  If we are unable to raise new capital, or generate cash from operations at currently estimated levels, our ability to operate will be adversely impacted.

Assuming our current costs of operations remain relatively unchanged over the next several months, we believe that our present cash and cash equivalents, combined with our projected results from operations, may not be sufficient to fund our operations beyond the quarter ending September 30, 2011.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.  Unless we are able to raise additional funds from our financing efforts prior to such time, we may not be able to support our operations and may be forced to cease operations, dissolve the company, or file for bankruptcy.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $116,763 ($34,883 of which is restricted as collateral for our various corporate obligations) as of June 30, 2011,
•	our cash of $99,816 ($15,000 of which is restricted as collateral for our various corporate obligations) as of August 30, 2011,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of the planned direct-to-consumer sales initiatives.

Based on these assumptions, we believe we will need to raise new capital to meet our cash requirements for the next twelve months and may also seek concessions from certain of our vendors. There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer,
•	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
•	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations,
•	the seasonality of our business, in which we have historically experienced higher sales volume during the fall and winter months (September through March), and
•	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China.

During Fiscal 2010 and Fiscal 2011, we took a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  During Fiscal 2010 we issued approximately $6.7 million of convertible preferred stock to re-capitalize the Company, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  Furthermore, during Fiscal 2011 we issued $7,020,000 in Subordinated Secured Convertible Notes and $1.5 million in Credit Card Notes (as described above).  Despite these efforts, we believe we will need to raise new capital to meet our cash requirements for the next twelve months and may also seek concessions from certain of our vendors. There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.

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

Foreign Currency Exchange Risk

We transact business primarily in U.S. currency.  Although we purchase our products in U.S. dollars, the prices charged by our suppliers in China are predicated upon their cost for components, labor and overhead. Therefore, changes in the valuation of the U.S. dollar in relation to the Chinese currency may cause our manufacturers to raise prices of our products which could reduce our profit margins.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2011.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2011, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

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

31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: September 1, 2011	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: September 1, 2011	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: September 1, 2011	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)