Form 10-Q
period 2011-09-30
AeroGrow International, Inc.
filed 2011-11-14
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of October 31, 2011:  19,244,160

AeroGrow International, Inc.

FORM 10-Q REPORT
September 30, 2011

Item 1. Condensed Financial Statements
 AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2011	March 31, 2011
ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$102,444	$355,781
Restricted cash	36,983	162,837
Accounts receivable, net of allowance for doubtful accounts of $2,077 and $17,791 at September 30, 2011 and March 31, 2011, respectively	148,500	290,997
Other receivables	106,615	260,692
Inventory	2,147,751	2,547,570
Financed inventory	52,416	--
Prepaid expenses and other	182,624	335,854
Total current assets	2,777,333	3,953,731
Property and equipment, net of accumulated depreciation of $2,685,605 and $2,525,853 at September 30, 2011 and March 31, 2011, respectively	200,536	359,962
Other assets
Intangible assets, net of $34,537 and $24,834 of accumulated amortization at September 30, 2011 and March 31, 2011, respectively	281,685	273,081
Deposits	91,359	159,631
Deferred debt issuance costs, net of accumulated amortization of $1,076,226 and $737,531 at September 30, 2011 and March 31, 2011, respectively	1,149,796	1,488, 491
Total other assets	1,522,840	1,921,203
Total Assets	$4,500,709	$6,234,896

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Notes payable	$7,570	$350,798
Notes payable – related party	14,884	211,321
Current portion – long term debt – related party	57,206	13,947
Current portion – long term debt	1,811,888	1,168,160
Accounts payable	1,623,717	1,506,841
Accrued expenses	494,967	614,234
Customer deposits	42,070	122,377
Deferred rent	20,043	22,513
Total current liabilities	4,072,345	4,010,191
Long term debt	4,188,008	3,716,229
Long term debt – related party	531,206	359,751
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 7,576 and 7,576 shares issued and outstanding at September 30, 2011 and March 31, 2011	8	8
Common stock, $.001 par value, 500,000,000 shares authorized, 19,244,160 and 19,244,160 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	19,244	19,244
Additional paid-in capital	62,457,844	62,324,016
Accumulated (deficit)	(66,767,946)	(64,194,543)
Total Stockholders' Equity (Deficit)	(4,290,850)	(1,851,275)
Total Liabilities and Stockholders' Equity (Deficit)	$4,500,709	$6,234,896

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2011	2010	2011	2010
Revenue
Product sales	$1,497,519	$1,379,617	$2,977,422	$3,197,636

Operating expenses
Cost of revenue	737,668	1,038,812	1,588,500	2,360,515
Research and development	6,470	52,745	28,533	89,760
Sales and marketing	332,941	593,309	846,941	1,410,287
General and administrative	542,241	812,300	1,256,560	1,708,483
Total operating expenses	1,619,320	2,497,166	3,720,534	5,569,045

Loss from operations	(121,801)	(1,117,549)	(743,112)	(2,371,409)

Other (income) expense, net
Interest (income)	(2)	(1,900)	(14)	(8,530)
Interest expense	799,585	933,400	1,630,241	1,451,500
Interest expense – related party	111,238	94,490	229,579	155,749
Other (income)	(2,195)	(13,986)	(29,516)	(111,525)
Total other expense, net	908,626	1,012,004	1,830,290	1,487,194

Net loss	$(1,030,427)	$(2,129,553)	$(2,573,402)	$(3,858,603)

Net loss per share, basic	$(0.05)	$(0.17)	$(0.13)	$(0.31)

Net loss per share, diluted	$(0.05)	$(0.17)	$(0.13)	$(0.31)

Weighted average number of common shares outstanding , basic and diluted	19,244,160	12,566,486	19,244,160	12,566,486

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss)	$(2,573,402)	$(3,858,603)
Adjustments to reconcile net (loss) to cash provided (used) by operations:
Issuance of common stock and options under equity compensation plans	133,828	39,887
Issuance of common stock not under equity compensation plans	--	24, 983
Depreciation and amortization expense	172,642	398,656
Allowance for bad debt	(15,714)	(1,781)
Amortization of debt issuance costs	338,695	306,254
Loss on disposal of fixed assets	667	--
Amortization of convertible debentures, beneficial conversion feature	498,591	362,633
Amortization of convertible debentures, beneficial conversion feature - related party	90,935	51,399
Interest expense from warrants issued with convertible debentures	436,249	343,570
Interest expense from warrants issued with convertible debentures – related party	86,187	49,527
Change in assets and liabilities:
Decrease in accounts receivable	158,211	119,482
Decrease in other receivable	154,077	155,723
(Increase) decrease in inventory	399,819	(751,726)
(Increase) in financed inventory	(52,416)	--
(Increase) decrease in other current assets	153,230	(214,899)
Decrease in deposits	68,272	22,306
Increase (decrease) in accounts payable	116,876	(1,330,096)
Increase (decrease) in accrued expenses	(119,267)	556,669
Increase in accrued interest	243,408	155,958
Increase in accrued interest-related party	52,456	15,754
Decrease in customer deposits	(80,307)	(325,818)
Decrease in deferred rent	(2,470)	(8,254)
Net cash provided (used) by operating activities	260,567	(3,888,376)
Cash flows from investing activities:
Decrease in restricted cash	125,854	355,958
Purchases of equipment	(4,179)	(59,243)
Patent expenses	(18,307)	(4,069)
Net cash provided by investing activities	103,368	292,646
Cash flows from financing activities:
(Increase) in prepaid debt issuance costs	--	(593,626)
Proceeds from long short debt borrowings	95,000	--
Proceeds from long term debt borrowings	--	2,060,425
Repayments of long term debt borrowings	(133,594)	(2,123,950)
Repayments of long term debt borrowings – related party	(211,301)	(1,127,989)
Repayments of short term debt borrowings	(367,377)	--
Proceeds from the issuance of convertible debt	--	5,485,000
Proceeds from the issuance of convertible debt-related party	--	300,000
Proceeds from the exercise of stock options	--	252
Principal payments on capital leases	--	(24,786)
Net cash provided (used) by financing activities	(617,272)	3,975,326
Net increase (decrease) in cash	(253,337)	379,596
Cash, beginning of period	355,781	249,582
Cash, end of period	$102,444	$629,178

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Six Months Ended September 30,
	2011	2010
Interest paid	$42,655	$137,303
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Modification of debt to convertible debt	$-	$475,000
Modification of related party debt to related party convertible debt	$-	$656,406
Conversion of accrued interest to convertible debt	$11,312	$33,757
Conversion of related party accrued interest to related party convertible debt	$9,198	$19,847
Modification of accounts payable to convertible debt	$-	$50,000
Conversion of convertible note to common stock	$-	$25,236
Warrants issued to placement agent as a cost of debt issuance	$-	$1,518,600

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

During the fiscal years ended March 31, 2010 (“Fiscal 2010”) and March 31, 2011 (“Fiscal 2011”), and continuing through September 30, 2011, we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2011, the results of operations for the three and six months ended September 30, 2011 and 2010, and the cash flows for the six months ended September 30, 2011 and 2010. The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2011 is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the six months ended September 30, 2011 of $2,573,402.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

During Fiscal 2010 the Company issued approximately $6.7 million in convertible preferred shares.  In addition, the Company negotiated deferred payment arrangements with certain vendors, negotiated reduced balances with certain vendors, and reduced the amount of our interest-bearing debt and our accounts payable obligations.  Nonetheless, the Company continued to face cash and liquidity constraints during Fiscal 2010 that were, at times, severe, and that had a material impact on our ability to operate the Company’s business.  During Fiscal 2011, the Company issued $7,020,000 in three-year convertible secured subordinated debt and $1,500,000 in short-term convertible debt to supplement our internal cash sources and to address our liquidity constraints.

Despite the capital raised during the last two fiscal years, the Company continues to face severe cash and liquidity constraints.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional capital as may be required, and ultimately to attain profitable operations.  During October 2011, the Company raised working capital financing to support its short term inventory and marketing requirements, and negotiated concessions with certain unsecured creditors.  While these efforts reduced the Company’s concerns regarding being able to fund its operations over the short term, the Company believes it still needs to raise additional capital to meet its cash requirements for the next twelve months, and may also seek additional concessions from certain of its creditors.  The Company is in the process of attempting to raise this additional capital; however, there can be no assurances given that it will be successful in raising the capital needed.  In such an event, the Company would take such actions as are available to it to reduce the cash requirements of the Company; however, there can be no assurances given that the Company will be able to reduce our cash requirements in the amount, or in the timeframe, necessary to enable it to continue operating and we may be forced to dissolve the company or file for bankruptcy.  Assuming the Company’s current costs of operations remain relatively unchanged over the next several months, management believes that the Company’s present cash and cash equivalents, in combination with its projected operating results, will only be sufficient to fund its operations as currently structured for a period of approximately three to six months.

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

Customers:
For the three months ended September 30, 2011, the Company had one customer, who represented 6.7% of the Company’s net product sales.   For the three months ended September 30, 2010, the Company had one customer, who represented 16.3% of the Company’s net product sales.   For the six months ended September 30, 2011, the Company had one customer, who represented 5.7% of net product sales.  For the six months ended September 30, 2010, the Company had one customer, who represented 8.4% of net product sales.

Suppliers:
For the three months ended September 30, 2011, the Company purchased inventories and other inventory-related items from one supplier totaling $48,097, representing 5.8% of cost of revenue. For the three months ended September 30, 2010, the Company purchased inventories and other inventory-related items from three suppliers totaling $237,067, $174,834, and $131,411, representing 22.8%, 16.8% and 12.7% of cost of sales, respectively.   For the six months ended September 30, 2011, the Company purchased inventories and other inventory-related items from one supplier totaling $213,444, representing 12.7% of cost of sales. For the six months ended September 30, 2010, the Company purchased inventories and other inventory-related items from three suppliers totaling $341,310, $272,869, and $200,973, representing 14.5%, 11.6%, and 8.5% of cost of sales, respectively

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of September 30, 2011, the Company had one customer, Canadian Tire Corporation, which represented 72.4% of outstanding accounts receivable.  As of March 31, 2011, the Company had three customers who represented 19%, 19% and 11% of outstanding accounts receivable.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to the fair value of its financial assets and liabilities. ASC 820 provides for a standard definition of fair value to be used in new and existing pronouncements. This guidance requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet at fair value. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants and also provides a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1 as these are the most reliable, and the lowest priority given to Level 3.

Level 1 – Quoted prices in active markets for identical assets.

Level 2 – Quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, or other inputs that are observable or can be corroborated by observable market data, including model-derived valuations.

Level 3 – Unobservable inputs that are supported by little or no market activity.

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2011 and March 31, 2011 due to the relatively short-term nature of these instruments. As of September 30, 2011 and March 31, 2011, the fair value of the Company's debt using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future, expected cash flows, discounted to their present values, using a discount rate of 20% and 18%, respectively.

	September 30, 2011		March 31, 2011
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$21,724	$22,454	$558,077	$580,621
Notes payable discount	-	-	-	(18,502)
Long-term debt	7,320,212	10,079,631	7,000,700	9,842,870
Long-term debt discount	-	(3,491,323)	-	(4,584,783)
Total	$7,341,936	$6,610,762	$7,558,777	$5,820,206

As of September 30, 2011 and March 31, 2011, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $2,087and $17,791 at September 30, 2011 and March 31, 2011, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of September 30, 2011 and March 31, 2011, the balance in this reserve account was $106,615 and $260,692, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-25 (prior authoritative guidance: Statement of Position, “No. SOP 93-7” Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of September 30, 2011 and March 31, 2011, the Company had deferred $0 and $3,386, respectively, related to such media and advertising costs. Advertising expenses for the three months ended September 30, 2011 and September 30, 2010 were $46,582 and $123,437, respectively. Advertising expenses for the six months ended September 30, 2011 and September 30, 2010 were $185,193 and $350,501, respectively.

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

	September 30,	March 31,
	2011	2011
Finished goods	$1,220,270	$1,351,245
Raw materials	927,481	1,196,325
Financed inventory	52,416	--
	$2,200,167	$2,547,570

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2011 and March 31, 2011, the Company had reserved $133,576 and $848,794, respectively, for inventory obsolescence.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At September 30, 2011 and September 30, 2010, the Company had accrued $36,235 and $72,970, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of September 30, 2011 and March 31, 2011, a provision for potential future warranty costs of $11,151 and $22,105, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of September 30, 2011 and March 31, 2011, the Company has recorded a reserve for customer returns of $21,652 and $44,315, respectively.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASC Update 2011-04 (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASC update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance includes changes to how and when the valuation premise of highest and best use applies, clarification on the application of blockage factors and other premiums and discounts, as well as new and revised disclosure requirements. This ASC update is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

3.           Notes Payable, Long Term Debt and Current Portion – Long Term Debt

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing obligations owed by the Company to Main Power in return for the execution of the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow purchases AeroGarden products from Main Power.  The original Promissory Note had a final maturity of June 30, 2011, carried an interest rate of 8% per annum and called for principal payments of $150,000 monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power.  As part of the amendments, AeroGrow issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced certain obligations totaling $661,446 relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on behalf of AeroGrow.  The Revised Main Power Note has a final maturity of May 31, 2013, and carries an interest rate of 8% per annum.  Interest and principal amounts are payable monthly, with total scheduled principal amortization of $625,000 during calendar year 2011, $1,075,000 during calendar year 2012, with the balance paid during calendar year 2013.   During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments because of its cash constraints and reached an informal arrangement with Main Power to defer payments for an unspecified period of time while a restructuring of the note is negotiated. As of September 30, 2011, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $2,180,670.

Bridge Loans

Between October 30 and November 9, 2009, the Company entered into bridge financing arrangements totaling $580,000 (the “Bridge Loans”) with five lenders.  The Bridge Loans were unsecured, subordinated to then-existing senior debt of the Company, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  As of September 30, 2011, $42,602 in Bridge Loans remained outstanding and past due, including accrued interest.

First Western Trust Term Loan

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of September 30, 2011, there was $699,476 outstanding under the FWTB Term Loan, including accrued interest.

Subordinated Secured Convertible Notes

Between May and September 2010, the Company completed a private offering of $7,020,000 in Subordinated Secured Convertible Notes (the “Subordinated Secured Convertible Notes”) and warrants to purchase 70,200,000 shares of the Company’s common stock (the “Warrants”).  The Company used the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act of 1933).  The Subordinated Secured Convertible Notes were offered and sold only to investors who were “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $550,003 and $582,198 for the three months ended September 30, 2011 and September 30, 2010, respectively.  Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $1,093,460 and $807,129 for the six months ended September 30, 2011 and September 30, 2010, respectively.  As of September 30, 2011, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $3,491,323.

The Company paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which is being amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three months ended September 30, 2011 and September 30, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $159,805 and $170,671, respectively. For the six months ended September 30, 2011 and September 30, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $338,695 and $233,128, respectively.

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

As of September 30, 2011, the outstanding balance under the Subordinated Secured Convertible Notes, including accrued interest, totaled $3,665,560.

Notes Payable - Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% secured convertible promissory notes, including $450,000 in 15% related party secured convertible promissory notes, backed by a portion of the Company’s prospective credit card receipts, (the “Credit Card Notes”) and 5,000,000 warrants to purchase the Company’s common stock (the “Credit Card Warrants”) (collectively, the “Credit Card Offering”). Consideration for the Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to the Company after deducting a 2% sales commission (1% on company-referred investors) paid to GVC Capital LLC, the Company’s placement agent, totaled $1,474,500.  In addition, the Company paid a 3% deferred sales commission (2% on company-referred investors) to the placement agent concurrently with the repayment of principal of the Credit Card Notes.

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

The Credit Card Notes carried interest at 15% per annum, had an initial maturity of July 28, 2011, and could be converted at any time into common shares of the Company at a conversion price of $0.18 per share.  20% of the Company’s daily credit card receipts were being held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

Each Credit Card Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire October 28, 2015.

The obligation of the Company to repay certain of the Credit Card Notes was severally guaranteed by Jack J. Walker, the Company’s Chairman (up to $500,000), J. Michael Wolfe, Chief Executive Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).

In accordance with applicable accounting guidance, the Company recorded a $90,000 debt discount on the Credit Card Offering.  The amortization of the $90,000 debt discount was reported as additional interest expense and increases in notes payable over the estimated payoff period of the Credit Card Notes.

The Company incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the Credit Card Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs were amortized to interest expense over the estimated payoff period of the Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase the Company’s common stock to the placement agent (the “Placement Agent Warrants”).  833,333 of the Placement Agent Warrants have an exercise price of $0.18 per share of common stock.  500,000 of the Placement Agent Warrants have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants have a five-year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants were recognized as $30,000 in deferred financing cost on the Company’s balance sheet, which was amortized to interest expense over the estimated payoff period of the Credit Card Notes.  For the three months ended September 30, 2011, the total amortized deferred financing costs relating to the Credit Card Offering was $0 as it had been fully amortized as of June 30, 2011.

Effective as of July 28, 2011, a majority in interest of the holders of the Credit Card Notes agreed to extend the maturity of the Credit Card Notes to October 31, 2011.

As of September 30, 2011, $22,454 in Credit Card Notes was outstanding, including accrued interest. As October 3, 2011, the 2010 Credit Card Notes were repaid in full.

The Company issued approximately $1.1 million in Credit-Card Receipts Backed Notes in October 2011. See “Note 8. Subsequent Events.”

4.           Equity Compensation Plans

For the three months ended September 30, 2011 and September 30, 2010, the Company granted no options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).

For the six months ended September 30, 2011, the Company granted no options to purchase the Company’s common stock under the 2005 Plan.  For the six months ended September 30, 2010, the Company granted 200,000 options to purchase the Company’s common stock at an exercise price of $0.14 under the 2005 Plan.

During the three months ended September 30, 2011, there were 77,271 options that either were cancelled or expired and zero shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended September 30, 2010, there were 2,594 options that either were cancelled or expired and zero shares issued upon exercise of outstanding stock options under the 2005 Plan.

During the six months ended September 30, 2011, there were 117,810 options that either were cancelled or expired and zero shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the six months ended September 30, 2010, there were 96,830 options that either were cancelled or expired and zero shares issued upon exercise of outstanding stock options under the 2005 Plan.

As of September 30, 2011, the Company had granted options for 5,037,476 shares of the Company’s common stock that are unvested that will result in $300,415 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2011 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	10,962,615	3.82	$0.09		5,925,139	3.50	$0.11
Over $0.50 to $2.50	-	-	$-	-	-	-	$-
Over $2.50 to $5.00	-	-	$-	-	-	-	$-
Over $5.00 to $5.50	14,331	0.14	$5.00	-	19,331	0.14	$5.00
Over $5.50	25,000	0.47	$5.90	-	25,000	0.47	$5.90
	11.001,946	3.81	$0.11	$-	5,964,470	3.48	$0.14	$-

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was September 30, 2011.

5.           Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740 ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2011 and March 31, 2011, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefit.

6.           Related Party Transactions

On August 22, 2011, the Company entered into a transaction with Marsha S. Walker, the spouse of the Company’s Chairman, Jack J. Walker.  Pursuant to that transaction,  Ms. Walker purchased a bulk lot of grow bulbs from the Company for an aggregate purchase price of $86,426 and agreed to re-sell the bulbs to the Company in small lots as and when requested by the Company, at a fixed mark-up of 3.21%.  The Company agreed to repurchase all the bulbs no later than December 31, 2011. As of September 30, 2011, the Company had not purchased $52,416 of the bulk lot of grow bulbs. While the title of the bulbs has transferred to Ms. Walker, the substance of the arrangement is not considered a sale and the remaining bulbs are reported as financed inventory with the corresponding payable to Ms. Walker included in account payable.

In addition, see Note 3.  Notes Payable, Long Term Debt and Current Portion – Long Term Debt for disclosure of other related party transactions.

7.           Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2011 through September 30, 2011 is presented below:

Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2011	93,999,928	$0.33	$0.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2011	93,999,928	$0.33	$0.00

As of September 30, 2011, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Yrs)
7,020,000	$0.10	3.66
833,333	$0.18	4.08
82,720,000	$0.20	3.69
1,320,000	$0.25	3.06
325,000	$1.00	2.38
54,139	$2.00	0.50
16,000	$2.07	1.75
128,000	$6.00	0.50
50,000	$6.96	0.84
746,956	$7.50	0.45
720,000	$8.00	2.93
66,500	$8.25	2.93
93,999,928	$0.33	3.63

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2011, through September 30, 2011, is presented below:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding, April 1, 2011	4,164	$1,250
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2011	4,164	$1,250

The warrants granted expire five years from issuance.

8.           Subsequent Events

2011 Credit Card Receipts-Backed Notes

On October 17, 2011, the Company closed on the private sale of $1,101,476 in Series 2011CC 17% secured promissory notes backed by a portion of the Company’s prospective credit card receipts, (the “2011Credit Card Notes”) and a 1% share of the Company’s prospective monthly sales into the network marketing channel for a period of three years following the Company’s first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $920,000 in cash and the conversion of $181,476.34 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of the Company.  After deducting $27,287 of placement agent sales commissions (5% on third-party investors, 3% on Company-referred investors and 0% on investments by officers and directors of the Company) and expenses, net cash proceeds to the Company totaled $892,712.  In addition, the Company will be obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to Company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.

The Company intends to use the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering. The issuance of the 2011 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act of 1933 (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2011 Credit Card Offering was offered and sold only to investors who are, or the Company reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2011 Credit Card Offering has not been registered under the Securities Act, the securities sold in the 2011 Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

The 2011 Credit Card Notes bear interest at 17% per annum and have a final maturity of October 1, 2012.  20% of the Company’s daily credit card receipts will be held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

The obligation of the Company to repay the Credit Card Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman (up to $344,211), J. Michael Wolfe, the Company’s Chief Executive Officer (up to $137,684) and H. MacGregor Clarke, the Company’s Chief Financial Officer (up to $68,842.).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2011 and September 30, 2010.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2011.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in our other filings with the SEC.

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

During the fiscal years ended March 31, 2010 (“Fiscal 2010”) and March 31, 2011 (“Fiscal 2011”), and continuing through September 30, 2011, we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.

Beginning in late Fiscal 2010 and continuing through Fiscal 2011 and into the fiscal year ending March 31, 2012 (“Fiscal 2012”), we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity. To position our business for the future, we have substantially increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 2.8 million catalogues mailed in Fiscal 2011, print ads in national magazines, web sales, infomercials, mall kiosks, and long-form and short-form infomercials.  In Fiscal 2011, approximately 79.3% of our total sales were to direct customers.

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

Results of Operations

Three Months Ended September 30, 2011 and September 30, 2010

Summary Overview
For the three months ended September 30, 2011, sales totaled $1,497,519, a $117,902, or an 8.5% increase from the same period in the prior year.  The increase in revenue principally reflected the increased effectiveness of our direct-to-consumer advertising as we generated $27.23 of direct-to-consumer revenue for every dollar of advertising expenditures, as compared to $8.68 in the prior year period, a 213.7% increase.  The increase in dollars of revenue per dollar of advertising expense primarily reflected an increased utilization of electronic marketing media, such as online advertising and email, which is less expensive than traditional catalogue mailings. Partially offsetting the improved marketing effectiveness was a 62.3% decline in the amount of revenue-generating media spending during the quarter, reflecting cash constraints we faced.  Also offsetting the improved marketing was the impact of temporary price increases and a reduction in promotional activity implemented to support a test of the network marketing sales channel that continued through the first week of August 2011.  The reduced media spend and the impact of higher prices and lower promotional activity was principally reflected in lower sales of AeroGardens, which declined by 6.9% from the prior year.  Recurring revenue from seed kit and accessories increased by 17.6%, however, as the temporary price increases taken on these products were more moderate and we continued to benefit from the growing installed base of AeroGardens.  Seed kit and accessory sales represented 68.3% percent of total revenue for the three months ended September 30, 2011, up from 63.0% in the prior year period.

Gross margin for the three months ended September 30, 2011 was 50.7%, up from 24.7% for the year earlier period.  The increase in percentage margin reflected a variety of factors during the current year period, including efficiencies achieved in our assembly, fulfillment, and distribution operations, an increased mix of higher-margin direct-to-consumer and seed kit and accessory sales, and higher average selling prices for our products.

Operating expenses other than cost of revenue decreased $576,702, or 39.5%, from the prior year reflecting cost saving initiatives, reductions in media spending, and staffing reductions.

Our operating loss totaled $121,801 for the three months ended September 30, 2011, 89.1%, or $995,748, lower than the $1,117,549 reported in the prior year period.  The improved operating performance reflected the increase in sales, higher gross margin, and the significant decrease in operating expenses other than cost of revenue.

Other income and expense for the three months ended September 30, 2011 totaled to a net other expense of $908,626, as compared to net other expense of $1,012,004 in the prior year period.  The net other expense in the current year period included $709,808 in non-cash expense related to the combined effect of the amortization of deferred financing costs (principally the value of warrants granted to a placement agent) and a debt discount on convertible notes we issued during the prior fiscal year.  For the three months ended September 30, 2010 these non-cash expenses totaled $760,900.  The discount was recognized because the notes had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the life of the notes, as are the related financing costs.

The net loss for the three months ended September 30, 2011 was $1,030,427, which was $1,099,126 lower than the net loss of $2,129,553 in the same period a year earlier.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2011 and the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	2010
Revenue
Product sales – direct to consumer, net	84.7%	77.7%
Product sales – retail, net	13.2%	20.8%
Product sales – international	2.1%	1.5%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	49.3%	75.3%
Research and development	0.4%	3.8%
Sales and marketing	22.2%	43.0%
General and administrative	36.2%	58.9%
Total operating expenses	108.1%	181.0%
Profit/(loss) from operations	(8.1)%	(81.0)%

Revenue
For the three months ended September 30, 2011, revenue totaled $1,497,519 a year-over-year increase of 8.5% or $117,902 from the three months ended September 30, 2010.

	Three Months Ended September 30,
Product Revenue	2011	2010
Direct to consumer, net	$1,268,479	$1,071,606
Retail, net	197,658	287,373
International	31,382	20,638
Total	$1,497,519	$1,379,617

Direct-to-consumer sales for the three months ended September 30, 2011 totaled $1,268,479, up $196,873 or 18.4%, from the prior year period.  The increase primarily reflected a 213.7% increase in media effectiveness as direct-to-consumer sales per dollar of advertising expense totaled $27.23 in the quarter ended September 30, 2011, as compared to $8.68 per dollar of advertising expense in the prior year period.  The increase in dollars of revenue per dollar of advertising expense primarily reflected an increased utilization of electronic marketing media, such as online advertising and email, which is less expensive than traditional catalogue mailings. The improvement in marketing effectiveness was partially offset by a 62.3% year-over-year reduction in the amount of revenue-generating media spent during the period, reflecting our cash constraints.  In addition, our direct-to-consumer sales increase was partially offset by the impact of an initiative to test the network marketing sales channel that continued through the first week in August 2011.  As part of that test we increased the average pricing on our products and reduced our promotional activity, which resulted in reduced demand for our products through our direct response and retail channels during the quarter.

Sales to retailer customers for the three months ended September 30, 2011 totaled $197,658, down $89,715, or 31.2%, from the same period a year earlier.  As of September 30, 2011, our products were carried in approximately 475 traditional “brick and mortar” storefronts in the United States and Canada, as compared to approximately 850 as of September 30, 2010.  The decline in retail storefronts principally reflected our continued efforts to reduce our exposure to the retail channel because of the low margins and high capital requirements associated with sales into this channel.  Because of the impact of non-“brick and mortar” retailers, including online retailers and television shopping channels which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

International sales for the three months ended September 30, 2011 totaled $31,382, up $10,744 from the same period in the prior fiscal year.  At this time we are not attempting to develop our international markets and therefore sales in both periods reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2011 and September 30, 2010 is as follows:

	Three Months Ended September 30,
	2011	2010
Product Revenue
AeroGardens	$475,184	$510,458
Seed kits and accessories	1,022,335	869,159
Total	$1,497,519	$1,379,617
% of Total Revenue
AeroGardens	31.7%	37.0%
Seed kits and accessories	68.3%	63.0%
Total	100.0%	100.0%

AeroGarden sales declined $35,274, or 6.9%, from the year earlier period reflecting the impact of the reduction in direct-to-consumer advertising, inventory out-of-stock conditions for certain garden models late in the quarter, and the impact of increased prices on all garden models as part of an initiative to test our products in the network marketing sales channel through the first week of August 2011, which had a dampening effect on demand for AeroGardens.  Sales of seed kits and accessories, which represent a recurring revenue stream generated by the 1,044,832 AeroGardens we have sold to-date, increased $153,176, or 17.6%, reflecting the improved marketing efficiency in the direct-to-consumer channel.  The better sales performance of seed kits and accessories relative to AeroGardens reflected targeted web-based promotions during the current year period, sufficient inventory, and a more modest impact from price increases than on AeroGardens.  For the three months ended September 30, 2011, sales of seed kits and accessories represented 68.3% of total revenue, as compared to 63.0% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2011 totaled $737,668, a decrease of $301,144, or 29.0%, from the three months ended September 30, 2010.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  The dollar amount of cost of revenue decreased because of cost reductions in our seed kit assembly, fulfillment, and distribution operations.  As a percent of total revenue, cost of revenue represented 49.3% of revenue as compared to 75.3% for the quarter ended September 30, 2010.  The decrease in costs as a percent of revenue reflected a greater mix of higher-margin direct-to-consumer and seed kit and accessory revenue, higher average pricing, and efficiencies achieved in our assembly, fulfillment, and distribution operations.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower margins than domestic retail sales.  The gross margin for the quarter ended September 30, 2011 was 50.7% as compared to 24.7% for the quarter ended September 30, 2010.

Sales and Marketing
Sales and marketing costs for the three months ended September 30, 2011 totaled $332,941, as compared to $593,309 for the three months ended September 30, 2010, a decrease of 43.9% or $260,368.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consist of the following:

	Three Months Ended September 30,
	2011	2010
Advertising	$46,582	$123,437
Personnel	227,720	311,147
Sales commissions	6,689	13,993
Trade Shows	-	-
Other	51,950	144,732
	$332,941	$593,309

Advertising expense is principally comprised of the costs of developing and airing our infomercials and short-form television commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products for all our channels of distribution, in addition to generating direct-to-consumer sales.  Advertising expense totaled $46,582 for the quarter ended September 30, 2011, a year-over-year decrease of 62.3%, or $76,855, primarily because we mailed fewer catalogues and relied more on less expensive web-based advertising during the current year period, reflecting our cash constraints.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2011, personnel costs for sales and marketing were $227,720, down from $311,147 for the three months ended September 30, 2010, a decrease of 26.8%.  The decrease principally reflected staff reductions.

Other marketing expenses decreased year-over-year because of reductions in travel expense, inventory storage fees, order processing costs, and generally reduced spending in a variety of categories.

General and Administrative
General and administrative costs for the three months ended September 30, 2011 totaled $542,241, as compared to $812,300 for the three months ended September 30, 2010, a decrease of 33.2%, or $270,059.  The decrease reflected a $127,550 decrease in depreciation and amortization expense, and a $30,885 decrease in salary-related costs resulting from a year-over-year decline in headcount and an employee furlough program we instituted in the 2011 period.  In addition, there were reductions across a variety of administrative and governance spending expense categories.

Research and Development
Research and development costs for the quarter ended September 30, 2011 totaled $6,470, a decrease of 87.7% from the quarter ended September 30, 2010.  The lower cost principally reflected lower headcount related to staffing reductions and the furlough program, as well as a reduction in new product development activities.

Operating Loss and EBITDA
Our loss from operations for the three months ended September 30, 2011 was $121,801, a reduction of $995,748 from the operating loss of $1,117,549 for the three months ended September 30, 2010.  The improved performance resulted from the increase in direct-to-consumer sales, higher gross margin, and the 39.5% reduction in non-cost of sales operating expenses.

As a non-U.S. GAAP measure of our operating performance, we track EBITDA, which we define as Operating Profit or Loss excluding income taxes, non-cash depreciation, and amortization expense, as an indicator of the Company’s ability to generate cash.  As calculated in the table below, our EBITDA loss for the quarter ended September 30, 2011 totaled $44,685, which was $868,196 better than the $912,881 EBITDA loss recognized during the prior year quarter.

	Three Months Ended September 30,
	2011	2010
Operating (Loss)	$(121,801)	$(1,117,549)
Add Back Non-Cash Items:
Depreciation	71,699	200,698
Amortization	5,417	3,970
Total Non-Cash Items	77,116	204,668
EBITDA	$(44,685)	$(912,881)

Other Income and Expense
Other income and expense for the quarter ended September 30, 2011 totaled to a net other expense of $908,626, as compared to net other expense of $1,012,004 in the prior year period.  The net other expense in the current year period included $709,808  in non-cash expense related to the amortization of deferred financing costs and the amortization of a calculated debt discount.  In the prior year period these charges totaled $760,900.  The charges relate to convertible notes issued in May, June and September 2010.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the three-year life of the notes, as are the related financing costs which principally relate to warrants issued to a placement agent.  In the event any of the convertible notes are converted into common stock of AeroGrow, the remaining debt discount related to the converted note is accelerated into the period during which the conversion takes place.

Net Loss
For the three months ended September 30, 2011, the net loss totaled $1,030,427 as compared to a net loss of $2,129,553 for the three months ended September 30, 2010.  The $1,099,126 year-over-year decrease in the net loss principally reflected the lower operating loss in the current year period.

Six months Ended September 30, 2011 and September 30, 2010

Summary Overview
For the six months ended September 30, 2011, sales totaled $2,977,422, a $220,214, or 6.9% decrease from the same period in the prior year.  The decrease in revenue principally reflected: (i) a 47.2% decline in the amount of revenue-generating media spending during the quarter; and (ii) decreased demand for our products in our direct response channels, particularly AeroGardens, attributable to temporary price increases and reduced promotional activity we implemented to support an initiative to test the network marketing sales channel during the period beginning in late April 2011 and continuing through the first week in August 2011.  Despite these issues, the effectiveness of our direct-to-consumer advertising continued to improve, and increased 85.1% year-over-year as we generated $13.83 of direct-to-consumer revenue for every dollar of revenue-generating media spent in the 2011 period, as compared to $7.47 of direct-to-consumer revenue per media dollar in 2010.  The reduced media spend, and the impact of higher prices was principally reflected in lower sales of AeroGardens, which declined by 35.7% from the prior year.  Recurring revenue from seed kit and accessories increased by 23.9%, however, as the temporary price increases taken on these products were more moderate and we continued to benefit from the growing installed base of AeroGardens.  Seed kit and accessory sales represented 65.6% percent of total revenue for the six months ended September 30, 2011, up from 49.4% in the prior year period.

Gross margin for the six months ended September 30, 2011 was 46.6%, up from 26.2% for the year earlier period.  The increase in percentage margin reflected a variety of factors during the current year period, including efficiencies achieved in our assembly, fulfillment, and distribution operations, an increased mix of higher-margin direct-to-consumer and seed kit and accessory sales, and higher average selling prices for our products.

Operating expenses other than cost of revenue decreased $1,076,496, or 33.6%, from the prior year reflecting cost saving initiatives, reductions in media spending, and staffing reductions.

Our operating loss totaled $743,112 for the six months ended September 30, 2011, $1,628,297, or 68.7% lower than the $2,371,409 reported in the prior year period.  The improved operating performance reflected the higher gross margin in the 2011 period combined with the significant decrease in operating expenses other than cost of revenue, partially offset by the impact of lower sales.

Other income and expense for the six months ended September 30, 2011 totaled to a net other expense of $1,830,290, as compared to net other expense of $1,487,194 in the prior year period.  The net other expense in the current year period included $1,450,657 in non-cash expense related to the combined effect of the amortization of deferred financing costs (principally the value of warrants granted to a placement agent) and a debt discount, on convertible notes we issued during the prior fiscal year.  For the six months ended September 30, 2010 these expenses totaled $1,138,384.  The discount was recognized because the notes had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the life of the notes, as are the related financing costs.

The net loss for the six months ended September 30, 2011 was $2,573,402, which was $1,285,201 lower than the net loss of $3,858,603 in the same period a year earlier.  The year-over-year decrease in the net loss reflected the improved operating performance.

The following table sets forth, as a percentage of sales, our financial results for the six months ended September 30, 2011 and the six months ended September 30, 2010:

	Six months Ended September 30,
	2011	2010
Revenue
Product sales – direct to consumer, net	86.0%	81.9%
Product sales – retail, net	11.7%	15.0%
Product sales – international	2.3%	3.1%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	53.4%	73.8%
Research and development	1.0%	2.8%
Sales and marketing	28.4%	44.1%
General and administrative	42.2%	53.4%
Total operating expenses	125.0%	174.2%
Profit/(loss) from operations	(25.0)%	(74.2	) %

Revenue
For the six months ended September 30, 2011, revenue totaled $2,977,422 a year-over-year decrease of 6.9% or $220,214 from the six months ended September 30, 2010.

	Six months Ended September 30,
	2011	2010
Product Revenue
Direct to consumer, net	$2,561,368	$2,618,541
Retail, net	348,682	478,951
International	67,372	100,144
Total	$2,977,422	$3,197,636

Direct-to-consumer sales for the six months ended September 30, 2011 totaled $2,561,368, down $57,173 or 2.2%, from the prior year period.  The decrease primarily reflected a 47.2% year-over-year reduction in the amount of revenue-generating media spent during the period, reflecting our cash constraints, and the impact of an initiative to test the network marketing sales channel that began in late April 2011 and continued through the first week of August 2011.  As part of that test we increased the average pricing on our products and reduced our promotional activity in other channels, which resulted in reduced demand for our products through our direct response and retail channels during the quarter.  These effects on direct-to-consumer sales were offset to a great degree by an 85.1% increase in media effectiveness as direct-to-consumer sales per dollar of advertising expense totaled $13.83 during the six months ended September 30, 2011, as compared to $7.47 per dollar of advertising expense in the prior year period. We attribute the increased media effectiveness to the use of more cost-effective web-based advertising.

Sales to retailer customers for the six months ended September 30, 2011 totaled $348,682, down $130,269, or 27.2%, from the same period a year earlier.  The decline in retail sales principally reflected our continued efforts to reduce our exposure to the retail channel because of the low margins and high capital requirements associated with sales into this channel.

International sales for the six months ended September 30, 2011 totaled $67,372, down $32,772 from the same period in the prior fiscal year.  At this time we are not attempting to develop our international markets and therefore sales in both periods reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens and seed kits and accessories.  A summary of the sales of these two product categories for the six months ended September 30, 2011 and September 30, 2010 is as follows:

	Six months Ended September 30,
	2011	2010
Product Revenue
AeroGardens	$$1,022,748	$1,619,450
Seed kits and accessories	1,954,674	1,578,186
Total	$2,977,422	$3,197,636
% of Total Revenue
AeroGardens	34.4%	50.6%
Seed kits and accessories	65.6%	49.4%
Total	100.0%	100.0%

AeroGarden sales totaled $1,022,748, and were down $596,702, or 36.8%, from the year earlier period reflecting the impact of the reduction in direct-to-consumer advertising, inventory out-of-stock conditions for certain garden models late in the current year period, and the impact of increased prices on all garden models as part of an initiative to test our products in the network marketing sales channel, which had a dampening effect on demand for AeroGardens beginning in late April 2011 and continuing through the first week in August 2011.  Sales of seed kits and accessories increased $376,488, or 23.9%, reflecting the improved marketing efficiency in the direct-to-consumer channel.  The better sales performance of seed kits and accessories relative to AeroGardens also reflected targeted web-based promotions during the current year period, sufficient inventory throughout the period and a more modest impact from price increases than on AeroGardens.  For the six months ended September 30, 2011, sales of seed kits and accessories represented 65.6% of total revenue, as compared to 49.4% in the prior year period.

Cost of Revenue
Cost of revenue for the six months ended September 30, 2011 totaled $1,588,500, a decrease of $772,015, or 32.7%, from the six months ended September 30, 2010.  The dollar amount of cost of revenue decreased principally because of cost reductions in our seed kit assembly, fulfillment, and distribution operations, as well as the decrease in total sales.  As a percent of total revenue, cost of revenue represented 53.4% of revenue as compared to 73.8% for the six months ended September 30, 2010.  The decrease in costs as a percent of revenue reflected a greater mix of higher-margin direct-to-consumer and seed kit and accessory revenue, higher average pricing, and efficiencies achieved in our assembly, fulfillment, and distribution operations.

Gross Margin
Because of the changes in channel and product mix, and the reductions in cost of revenue, the gross margin for the six months ended September 30, 2011 was 46.6% as compared to 26.2% for the six months ended September 30, 2010.

Sales and Marketing
Sales and marketing costs for the six months ended September 30, 2011 totaled $846,941, as compared to $1,410,287 for the six months ended September 30, 2010, a decrease of 39.9% or $563,346.

	Six months Ended September 30,
	2011	2010
Advertising	$185,193	$350,502
Personnel	502,705	696,431
Sales commissions	12,907	19,401
Trade Shows	-	-
Other	146,136	343,953
	$846,941	$1,410,287

Advertising expense totaled $185,193 for the six months ended September 30, 2011, a year-over-year decrease of 47.2%, or $165,309, reflecting fewer catalogues mailed during the current year period, and reductions in all areas of advertising activity because of our cash constraints.  For the six months ended September 30, 2011, personnel costs for sales and marketing were $502,705, down 27.8% from the six months ended September 30, 2010.  The decrease principally reflected staff reductions.  Other marketing expenses decreased year-over-year because of reductions in travel expense, inventory storage fees, order processing costs, and generally reduced spending in a variety of categories.

General and Administrative
General and administrative costs for the six months ended September 30, 2011 totaled $1,256,560, as compared to $1,708,483 for the six months ended September 30, 2010, a decrease of 26.5%, or $451,923.  The decrease reflected a $226,015 decrease in depreciation and amortization expense, a $57,371 decrease in salary related costs, resulting from a year-over-year decline in headcount and an employee furlough program we instituted in the 2011 period, and a $43,773 reduction in contracted services. In addition there were reductions across a variety of administrative and governance spending expense categories.

Research and Development
Research and development costs for the six months ended September 30, 2011 totaled $28,533, a decrease of 68.2% from the six months ended September 30, 2010.  The lower cost principally reflected lower headcount related to staffing reductions and the furlough program, as well as a reduction in new product development activities.

Operating Loss and EBITDA
Our loss from operations for the six months ended September 30, 2011 was $743,112, a reduction of $1,628,297 from the operating loss of $2,371,409 for the six months ended September 30, 2010.  The improved performance resulted from the higher gross margin and the 33.6% reduction in non-cost of sales operating expenses.

As a non-U.S. GAAP measure of our operating performance, we track EBITDA, which we define as Operating Profit or Loss excluding income taxes, non-cash depreciation and amortization expense, as an indicator of the Company’s ability to generate cash.  As calculated in the table below, our EBITDA loss for the six months ended September 30, 2011 totaled $570,470, which was $1,402,283 better than the $1,972,753 EBITDA loss recognized during the prior year quarter.

	Six months Ended September 30,
	2011	2010
Operating (Loss)	$(743,112)	$(2,371,409)
Add Back Non-Cash Items:
Depreciation	162,939	389,043
Amortization	9,703	9,613
Total Non-Cash Items	172,642	398,656
EBITDA	$(570,472)	$(1,972,753)

Other Income and Expense
Other income and expense for the six months ended September 30, 2011 totaled to a net other expense of $1,830,290, as compared to net other expense of $1,487,194 in the prior year period.  The net other expense in the current year period included $1,450,657 in non-cash expense related to the amortization of deferred financing costs and the amortization of a calculated debt discount.  In the prior year period these charges totaled $1,138,384.  The charges relate to convertible notes issued in May, June and September 2010.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the three-year life of the notes, as are the related financing costs which principally relate to warrants issued to a placement agent.  In the event any of the convertible notes are converted into common stock of AeroGrow, the remaining debt discount related to the converted note is accelerated into the period during which the conversion takes place.

Net Loss
For the six months ended September 30, 2011, the net loss totaled $2,573,402 as compared to a net loss of $3,858,603 for the six months ended September 30, 2010.  The $1,285,201 year-over-year decrease in the net loss reflects the lower operating loss in the current year period, principally offset by the increase in non-cash other expense.
Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in assets and liabilities, the net cash provided by operating activities totaled $260,567 for the six months ended September 30, 2011 as compared to cash used of $3,888,376 in the prior year.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, issuances of common stock and options, change in allowances for bad debt, and interest expense from warrants issued with convertible debentures, totaled to a net gain of $1,742,080 for the six months ended September 30, 2011, as compared to a net gain of $1,575,128 in the prior year period.

Changes in current assets contributed net cash of $881,193 during the six months ended September 30, 2011, principally from decreases in receivables, inventory, and other current assets.  As of September 30, 2011, the total inventory balance was $2,200,167 representing approximately 112 days of sales activity, and 274 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended September 30, 2011, respectively.  The days in inventory calculation based on the three months of sales activity is greatly impacted by the seasonality of our sales, which are at a low seasonal level during our fiscal first and second quarters.

Net accounts receivable totaled $148,500 as of September 30, 2011, representing approximately 44 days of net retail sales activity, and 69 days of net retail sales activity, at the average daily rate of sales recognized during the twelve months and three months ended September 30, 2011, respectively.  The days of receivables calculation can be greatly impacted by the timing of sales to retailers during the relevant period.

Current operating liabilities increased $210,696 during the six months ended September 30, 2011, principally because of increases in accounts payable and accrued interest.  Accounts payable as of September 30, 2011 totaled $1,623,717, representing approximately 45 days of daily expense activity, and 92 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended September 30, 2011, respectively.

Net investment activity provided $103,368 of cash, principally because of the release of cash that was previously restricted to support corporate obligations.  Net financing activity, principally the repayment of short-term debt obligations, required the use of net cash of $617,272 during the six months ended September 30, 2011.

As of September 30, 2011, we had a cash balance of $139,427, of which $36,983 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $518,618 as of March 31, 2011, of which $162,837 was restricted.

We use, or have used, a variety of debt funding sources to meet our liquidity requirements, including the following:

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1,386,041 of existing obligations owed by the Company to Main Power in return for the execution of the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which AeroGrow purchases AeroGarden products from Main Power.  The original Promissory Note had a final maturity of June 30, 2011, carried an interest rate of 8% per annum and called for principal payments of $150,000 monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power.  As part of the amendments, AeroGrow issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced certain obligations totaling $661,446 relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on behalf of AeroGrow.  The Revised Main Power Note has a final maturity of May 31, 2013, and carries an interest rate of 8% per annum.  Interest and principal amounts are payable monthly, with total scheduled principal amortization of $625,000 during calendar year 2011, $1,075,000 during calendar year 2012, with the balance paid during calendar year 2013.   During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments because of its cash constraints and reached an informal arrangement with Main Power to defer payments for an unspecified period of time while restructuring of the note is negotiated. As of September 30, 2011, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $2,180,670.

Bridge Loans

Between October 30 and November 9, 2009, the Company entered into bridge financing arrangements totaling $580,000 (the “Bridge Loans”) with five lenders.  The Bridge Loans were unsecured, subordinated to then-existing senior debt of the Company, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  As of September 30, 2011, $42,602 in Bridge Loans remained outstanding and past due, including accrued interest.

First Western Trust Term Loan

On May 21, 2010, the Company, FWTB and Jack J. Walker, the Company’s Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of September 30, 2011, there was $699,476 outstanding under the FWTB Term Loan, including accrued interest.

Subordinated Secured Convertible Notes

Between May and September 2010, the Company completed a private offering of $7,020,000 in Subordinated Secured Convertible Notes (the “Subordinated Secured Convertible Notes”) and warrants to purchase 70,200,000 shares of the Company’s common stock (the “Warrants”).  The Company used the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance was conducted in reliance upon exemptions from registration requirements under the Securities Act of 1933 (the “Securities Act’), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Subordinated Secured Convertible Notes were offered and sold only to investors who were “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of the Company’s common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

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

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $550,003 and $582,198 for the three months ended September 30, 2011 and September 30, 2010, respectively.  Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $1,093,460 and $807,129 for the six months ended September 30, 2011 and September 30, 2010, respectively.  As of September 30, 2011, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $3,491,323.

The Company paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five-year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which is being amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three months ended September 30, 2011 and September 30, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $159,805 and $170,671, respectively. For the six months ended September 30, 2011 and September 30, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $338,695 and $233,128, respectively.

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

As of September 30, 2011, the outstanding balance under the Subordinated Secured Convertible Notes, including accrued interest, totaled $3,665,560.

Notes Payable - Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% secured convertible promissory notes, including $450,000 in 15% related party secured convertible promissory notes, backed by a portion of the Company’s prospective credit card receipts, (the “Credit Card Notes”) and 5,000,000 warrants to purchase the Company’s common stock (the “Credit Card Warrants”) (collectively, the “Credit Card Offering”). Consideration for the Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to the Company after deducting a 2% sales commission (1% on company-referred investors) paid to GVC Capital LLC, the Company’s placement agent, totaled $1,474,500.  In addition, the Company paid a 3% deferred sales commission (2% on company-referred investors) to the placement agent concurrently with the repayment of principal of the Credit Card Notes.

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

The Credit Card Notes carried interest at 15% per annum, had an initial maturity of July 28, 2011, and could be converted at any time into common shares of the Company at a conversion price of $0.18 per share.  20% of the Company’s daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

Each Credit Card Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire October 28, 2015.

The obligation of the Company to repay certain of the Credit Card Notes was severally guaranteed by Jack J. Walker, the Company’s Chairman (up to $500,000), J. Michael Wolfe, Chief Executive Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).

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

For the three months ended September 30, 2011, the total amortized deferred financing costs relating to the Credit Card Offering was $0 as it had been fully amortized as of June 30, 2011.

Effective as of July 28, 2011, a majority in interest of the holders of the Credit Card Notes agreed to extend the maturity of the Credit Card Notes to October 31, 2011.

As of September 30, 2011, $22,454 in Credit Card Notes was outstanding, including accrued interest. As October 3, 2011, the 2010 Credit Card Notes were repaid in full.

2011 Credit Card Receipts-Backed Notes

On October 17, 2011, the Company closed on the private sale of $1,101,476 in Series 2011CC 17% secured promissory notes backed by a portion of the Company’s prospective credit card receipts, (the “2011Credit Card Notes”) and a 1% share of the Company’s prospective monthly sales into the network marketing channel for a period of three years following the Company’s first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $920,000 in cash and the conversion of $181,476.34 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of the Company.  After deducting $27,287 of placement agent sales commissions (5% on third-party investors, 3% on Company-referred investors and 0% on investments by officers and directors of the Company) and expenses, net cash proceeds to the Company totaled $892,712.  In addition, the Company will be obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to Company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.

The Company intends to use the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering  The issuance of the 2011 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act of 1933 (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2011 Credit Card Offering was offered and sold only to investors who are, or the Company reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2011 Credit Card Offering has not been registered under the Securities Act, the securities sold in the 2011 Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

The 2011 Credit Card Notes bear interest at 17% per annum and have a final maturity of October 1, 2012.  20% of the Company’s daily credit card receipts will be held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

The obligation of the Company to repay the Credit Card Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman (up to $344,211), J. Michael Wolfe, the Company’s Chief Executive Officer (up to $137,684) and H. MacGregor Clarke, the Company’s Chief Financial Officer (up to $68,842).

Cash Requirements

The Company generally requires cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay debt obligations as they come due.

At this time, we believe we will need to raise new capital to meet our cash requirements for the next twelve months and we may also seek concessions from certain of our creditors.  There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  Furthermore, we cannot predict with certainty the amount of cash that will be required to meet ongoing operational requirements due to uncertain market conditions, competitive pressures, regulatory requirements and rapidly changing customer requirements.  If we are unable to raise new capital, or generate cash from operations at currently estimated levels, our ability to operate will be adversely impacted.

Assuming our current costs of operations remain relatively unchanged over the next several months, we believe that our present cash and cash equivalents, combined with our projected results from operations, may be sufficient to fund our operations for approximately three to six months.  If we are unable to raise additional funds during that time period, we will attempt to reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.  Unless we are able to raise additional funds from our financing efforts prior to such time, we may not be able to support our operations and may be forced to cease operations, dissolve the company, or file for bankruptcy.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $139,427 ($36,983 of which is restricted as collateral for our various corporate obligations) as of September 30, 2011,
•	our cash of $375,015 ($39,701 of which is restricted as collateral for our various corporate obligations) as of November 9, 2011,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of the planned direct-to-consumer sales initiatives.

Based on these assumptions, we believe we will need to raise new capital to meet our cash requirements for the next twelve months and may also seek concessions from certain of our creditors. There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.

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

During Fiscal 2010 and Fiscal 2011, we took a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  During Fiscal 2010 we issued approximately $6.7 million of convertible preferred stock to re-capitalize the Company, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  Furthermore, during Fiscal 2011 we issued $7,020,000 in Subordinated Secured Convertible Notes and $1.5 million in 2010 Credit Card Notes, which have now been fully repaid (as described above).  In October 2011, we raised an additional $1.1 million in 2011 Credit Card Notes (as described above) to support our current operating and working capital requirements.  Despite these efforts, we believe we will need to raise new capital to meet our cash requirements for the next twelve months and may also seek concessions from certain of our creditors. There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2011.

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

4.1	Form of Credit Card Note (Secured 17% Promissory Note) (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed October 21, 2011).
10.1	Form of Revenue Sharing Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed October 21, 2011).
10.2	Form of Guaranty Agreement for the benefit of the holders of the Credit Card Notes (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed October 21, 2011).
10.3	Escrow and Account Control Agreement by and among the Company and First Western Trust Bank (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed October 21, 2011).
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: November 14, 2011	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 14, 2011	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2011	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)