Form 10-K/A
period 2011-03-31
AeroGrow International, Inc.
filed 2012-01-30
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

AeroGrow International, Inc.
Form 10-K/A
Amendment No. 2
For the Fiscal Year Ended March 31, 2011

EXPLANATORY NOTE

AeroGrow International, Inc. (the “Company”) is filing this Amendment on Form 10-K/A to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2011, originally filed on August 15, 2011, and subsequently amended by Amendment 1 filed on August 22, 2011 (the “Report”).  This Form 10-K/A is being filed for the purpose of: (i) including management’s separate assessment of Disclosure Controls and Procedures in Item 9A. Controls and Procedures as required by Item 307 of Regulation S-K, and (ii) updating the certifications provided by management in Exhibits 31.1 and 31.2 to include the exact wording specified by Item 601(b)(31) of Regulation S-K and to bring the certifications current to this filing date.

Except as described above, no other amendments are being made to the Report.  This Form 10-K/A does not reflect events occurring after the August 15, 2011 filing of the Company’s Report or modify or update the disclosures contained in the Report in any way other than as required to reflect the amendment discussed above.

Part II

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our assessment, management has concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

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

AEROGROW INTERNATIONAL, INC., A NEVADA CORPORATION

	By:	/s/ Jack J.Walker
Date: January 30 , 2012		Jack J. Walker
Chairman of the Board