Form 10-Q/A
period 2011-06-30
AeroGrow International, Inc.
filed 2012-01-30
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

AeroGrow International, Inc.
Form 10-Q/A
Amendment No. 1
For the Three Months Ended June 30, 2011

Table of Contents

PART 2 – OTHER INFORMATION

Item 6.	Exhibits	4

Signatures		5

EXPLANATORY NOTE

AeroGrow International, Inc. (the “Company”) is filing this Amendment on Form 10-Q/A to the Company’s Report on Form 10-Q for the three months ended June 30, 2011, originally filed on September 1, 2011 (the “Report”).  This Form 10-Q/A is being filed solely for the purpose of updating the certifications provided by management in Exhibits 31.1 and 31.2 to include the exact wording specified by Item 601(b)(31) of Regulation S-K and to bring the certifications current to this filing date.

Except as described above, no other amendments are being made to the Report.  This Form 10-Q/A does not reflect events occurring after the September 1, 2011 filing of the Company’s Report or modify or update the disclosures contained in the Report in any way other than as required to reflect the amendment discussed above.

3

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.

*	Filed Herewith

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International Inc.

Date: January 30, 2012	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: January 30, 2012	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: January 30, 2012	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)

5