Form 10-Q/A
period 2011-09-30
AeroGrow International, Inc.
filed 2012-01-30
CIK 1316644

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

AeroGrow International, Inc.
Form 10-Q/A
Amendment No. 1
For the Quarterly Period Ended September 30, 2011

Table of Contents

PART 2 – OTHER INFORMATION

Item 6.	Exhibits	4

Signatures		5

EXPLANATORY NOTE

AeroGrow International, Inc. (the “Company”) is filing this Amendment on Form 10-Q/A to the Company’s Report on Form 10-Q for the three months ended September 30, 2011, originally filed on November 14, 2011 (the “Report”).  This Form 10-Q/A is being filed solely for the purpose of updating the certifications provided by management in Exhibits 31.1 and 31.2 to include the exact wording specified by Item 601(b)(31) of Regulation S-K and to bring the certifications current to this filing date.

Except as described above, no other amendments are being made to the Report.  This Form 10-Q/A does not reflect events occurring after the November 14, 2011 filing of the Company’s Report or modify or update the disclosures contained in the Report in any way other than as required to reflect the amendment discussed above.

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