Form 10-Q
period 2011-12-31
AeroGrow International, Inc.
filed 2012-02-13
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of January 31, 2012:  19,744,160

AeroGrow International, Inc.

FORM 10-Q REPORT
December 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2011	March 31, 2011
ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$1,159,453	$355,781
Restricted cash	47,894	162,837
Accounts receivable, net of allowance for doubtful accounts of $833 and $17,791 at December 31, 2011 and March 31, 2011, respectively	183,638	290,997
Other receivables	165,725	260,692
Inventory	2,167,286	2,547,570
Prepaid expenses and other	318,437	335,854
Total current assets	4,042,433	3,953,731
Property and equipment, net of accumulated depreciation of $2,727,024 and $2,525,853 at December 31, 2011 and March 31, 2011, respectively	164,922	359,962
Other assets
Intangible assets, net of $39,132 and $24,834 of accumulated amortization at December 31, 2011 and March 31, 2011, respectively	279,856	273,081
Deposits	140,744	159,631
Deferred debt issuance costs, net of accumulated amortization of $1,258,408 and $737,531 at December 31, 2011 and March 31, 2011, respectively	1,035,290	1,488, 491
Total other assets	1,455,890	1,921,203
Total assets	$5,663,245	$6,234,896

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Notes payable	$846,266	$350,798
Notes payable – related party	411,097	211,321
Current portion – long term debt – related party	78,953	13,947
Current portion – long term debt	2,467,712	1,168,160
Accounts payable	1,071,376	1,506,841
Accrued expenses	356,016	614,234
Customer deposits	27,398	122,377
Deferred rent	5,674	22,513
Total current liabilities	5,264,492	4,010,191
Long term debt	4,150,552	3,716,229
Long term debt – related party	617,426	359,751
Total liabilities	10,032,470	8,086,171
Commitments and contingencies (Note 3)
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 7,526 and 7,576 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	8	8
Common stock, $.001 par value, 500,000,000 shares authorized, 19,744,160 and 19,244,160 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	19,744	19,244
Additional paid-in capital	62,518,189	62,324,016
Accumulated deficit	(66,907,166)	(64,194,543)
Total stockholders' deficit	(4,369,225)	(1,851,275)
Total liabilities and stockholders' deficit	$5,663,245	$6,234,896

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2011	2010	2011	2010
Revenue
Product sales	$3,025,945	$5,002,871	$6,089,793	$8,200,507

Operating expenses
Cost of revenue	1,552,098	2,879,404	3,227,024	5,239,919
Research and development	8,185	56,810	36,718	146,570
Sales and marketing	610,761	1,328,326	1,457,702	2,738,613
General and administrative	477,031	702,712	1,733,591	2,411,195
Total operating expenses	$2,648,075	$4,967,252	$6,455,035	$10,536,297

Profit (loss) from operations	377,870	35,619	(365,242)	(2,335,790)

Other (income) expense, net
Interest (income)	(2)	(38)	(16)	(8,568)
Interest expense	846,591	1,198,705	2,476,832	2,650,205
Interest expense – related party	122,211	129,432	351,790	285,181
Other (income) expense	(451,709)	147,282	(481,225)	35,757
Total other expense, net	517,091	1,475,381	2,347,381	2,962,575

Net loss	$(139,221)	$(1,439,762)	$(2,712,623)	$(5,298,365)

Net loss per share, basic	$(0.01)	$(0.09)	$(0.14)	$(0.39)

Net loss per share, diluted	$(0.01)	$(0.09)	$(0.14)	$(0.39)

Weighted average number of common shares outstanding , basic and diluted	19,412,638	15,242,660	19,300,524	13,461,788

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2011	2010
Cash flows from operating activities:
Net (loss)	$(2,712,623)	$(5,298,365)
Adjustments to reconcile net (loss) to cash provided (used) by operations:
Issuance of common stock and options under equity compensation plans	194,673	68,255
Depreciation and amortization expense	218,656	576,970
Bad debt expense	(1,241)	12,662
Amortization of debt issuance costs	520,877	575,083
Loss on disposal of fixed assets	667	73,292
Gain on the forgiveness of accounts payable	(398,373)	--
Loss from the revision of vendor payment agreements	--	105,591
Amortization of convertible debentures, beneficial conversion feature	743,345	754,266
Amortization of convertible debentures, beneficial conversion feature – related party	134,279	102,507
Interest expense from warrants issued with convertible debentures	655,279	702,056
Interest expense from warrants issued with convertible debentures - related party	129,062	92,898
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	108,600	(460,559)
Decrease in other receivable	94,967	75,395
(Increase) decrease in inventory	380,284	(428,393)
(Increase) decrease in other current assets	17,417	(409,113)
Decrease in deposits	18,887	50,014
Increase (decrease) in accounts payable	79,302	(1,218,233)
Increase (decrease) in accrued expenses	(196,741)	109,789
Increase in accrued interest	462,837	277,953
Increase in accrued interest-related party	75,919	33,800
Decrease in customer deposits	(94,979)	(212,137)
Decrease in deferred rent	(16,839)	(12,382)
Net cash provided (used) by operating activities	$414,255	$(4,428,651)
Cash flows from investing activities:
Decrease in restricted cash	114,943	283,760
Purchases of equipment	(9,985)	(106,623)
Patent expenses	(21,073)	(15,462)
Net cash provided by investing activities	$83,885	$161,675
Cash flows from financing activities:
(Increase) in prepaid debt issuance costs	(67,676)	(678,051)
Proceeds from short term debt borrowings	95,000	--
Proceeds from notes payable	1,053,780	1,050,000
Proceeds from notes payable – related party	423,520	450,000
Repayments of notes payable	(630,546)	(371,806)
Repayments of notes payable – related party	(140,498)	(114,010)
Proceeds from long term borrowings	--	1,069,677
Repayments of long term debt borrowings	(216,747)	(2,219,678)
Repayments of long term debt borrowings – related party	(211,301)	(132,033)
Proceeds from the issuance of convertible debt	--	5,485,000
Proceeds from the issuance of convertible debt-related party	--	300,000
Principal payments on capital leases	--	(31,459)
Net cash provided by financing activities	$305,532	$4,807,640
Net increase) in cash	803,672	540,664
Cash, beginning of period	$355,781	249,582
Cash, end of period	$1,159,453	$790,246

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Nine Months Ended December 31,
	2011	2010
Interest paid	$92,913		$287,783
Income taxes paid	$-		$-
		$
Supplemental disclosure of non-cash investing and financing activities:
Modification of debt to convertible debt	$-		$475,000
Modification of related party debt to related party convertible debt	$-		$656,406
Modification of accrued interest to convertible debt	$-		$231,567
Modification of related party accrued interest to related party convertible debt	$9,198		$50,789
Conversion of accrued interest to convertible debt	$11,312		$-
Modification of accounts payable to convertible debt	$-		$50,000
Conversion of accounts payable to long term debt	$116,394		$-
Conversion of accrued interest to common stock	$-		$9,441

Conversion of convertible note to common stock	$-		$275,000
Warrants issued to placement agent as a cost of debt issuance	$-		$1,518,600
Conversion of accrued expenses to debt	$61,477		$661,446

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

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

During the fiscal years ended March 31, 2010 (“Fiscal 2010”) and March 31, 2011 (“Fiscal 2011”), and continuing through December 31, 2011, we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.

Beginning in late Fiscal 2010 and continuing through Fiscal 2011 and into the fiscal year ending March 31, 2012 (“Fiscal 2012”), we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity. To position our business for the future, we have substantially increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 2.8 million catalogues mailed in Fiscal 2011 and approximately 500 thousand catalogues mailed so far in Fiscal 2012, print ads in national magazines, web sales, infomercials, mall kiosks, long-form and short-form infomercials, and internet advertising.  In Fiscal 2011, approximately 79.3% of our total sales were to direct customers and, approximately 88.0% of total sales were to direct customers thus far in Fiscal 2012.

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

2.	Liquidity, Ability to Continue as a Going Concern, and Basis of Presentation

Interim Financial Information
The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the SEC on August 15, 2011, and Amendment No. 1 to the Company’s Report on Form 10-K/A  for the year ended March 31, 2011, as filed with the SEC on August 22, 2011, and Amendment No. 2 to the Company’s Report on Form 10-K/A for the year ended March 31, 2011, as filed with the SEC on January 30, 2012.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2011, the results of operations for the three and nine months ended December 31, 2011 and 2010, and the cash flows for the nine months ended December 31, 2011 and 2010. The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2011 is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the nine months ended December 31, 2011 of $2,712,623.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

During Fiscal 2010 the Company issued approximately $6.7 million in convertible preferred shares.  In addition, the Company negotiated deferred payment arrangements with certain vendors, negotiated reduced balances with certain vendors, and reduced the amount of its interest-bearing debt and its accounts payable obligations.  Nonetheless, the Company continued to face cash and liquidity constraints during Fiscal 2010 that were, at times, severe, and that had a material impact on management’s ability to operate the Company’s business.  During Fiscal 2011, the Company issued $7,020,000 in three-year convertible secured subordinated debt and $1,500,000 in short-term working capital debt to supplement its internal cash sources and to address its liquidity constraints.  The short-term working capital debt was repaid out of the Company’s revenue, and as of October 2011 had been repaid in full.

Despite the capital raised during the last two fiscal years, the Company continued to face severe cash and liquidity constraints through the first nine months of Fiscal 2012.  During the three months ended December 31, 2011, the Company issued $1,633,776 in short-term working capital debt that is scheduled to be repaid out of the Company’s revenue and that has a final maturity of October 1, 2012.  This working capital financing is being used to support the Company’s short term inventory and marketing requirements.  In addition, during the three months ended December 31, 2011, the Company negotiated concessions with certain unsecured creditors that reduced the amount of the Company’s accounts payable, and extended the timeframe for paying certain accounts payable obligations.  While these efforts reduced the Company’s concerns regarding being able to fund its operations over the short term, the Company believes it still needs to raise additional capital to meet its cash requirements for the next twelve months.  The Company is in the process of attempting to raise this additional capital.  In addition, the Company will seek additional concessions from certain of its creditors and will attempt to restructure certain of its debt and equity securities outstanding.  However, there can be no assurances given that the Company will be successful in raising the capital needed or in achieving the concessions and restructurings.  In the event the Company is unsuccessful in these efforts, management would take such actions as are available to it to reduce the cash requirements of the Company; however, there can be no assurances given that the Company will be able to reduce its cash requirements in the amount, or in the timeframe necessary to enable it to continue operating and it may be forced to dissolve the Company or file for bankruptcy.  Assuming the Company’s current costs of operations remain relatively unchanged over the next several months, management believes that the Company’s present cash and cash equivalents, in combination with its projected operating results, will be sufficient to fund its operations as currently structured for a period of approximately six to nine months.

For Fiscal 2011, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern.  The financial statements contained herein do not include any adjustments from the outcome of any uncertainty as to the Company’s ability to continue as a going concern.

Prospectively, the Company’s ability to continue as a going concern is dependent upon the Company being able to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional capital as may be required, to restructure existing financing arrangements and ultimately to attain profitable operations.  The Company’s liquidity projections are predicated on a variety of assumptions including, but not limited to the timing and seasonality of working capital needs, revenue and expenses, cash flow from operations, access to sufficient funding, the levels of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which the Company operates.  In the event these assumptions prove to be inaccurate, there could be material adverse changes to the Company’s liquidity position.

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

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  All potentially dilutive securities outstanding have been excluded for the periods presented since their effect would be antidilutive.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Concentrations of Risk
ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.

Customers:
For the three months ended December 31, 2011, the Company had one customer, who represented 6.6% of the Company’s net product sales.   For the three months ended December 31, 2010, the Company had one customer, who represented 19.7% of the Company’s net product sales.   For the nine months ended December 31, 2011, the Company had one customer, who represented 7.2% of net product sales.  For the nine months ended December 31, 2010, the Company had one customer, who represented 15.3% of net product sales.

Suppliers:
For the three months ended December 31, 2011, the Company purchased inventories and other inventory-related items from two suppliers totaling $457,746 and $195,748 representing 29.5% and 12.6% of cost of revenue, respectively. For the three months ended December 31, 2010, the Company purchased inventories and other inventory-related items from three suppliers totaling $451,671, $403,394, and $369,741, representing 15.7%, 14.0% and 12.8% of cost of sales, respectively.   For the nine months ended December 31, 2011, the Company purchased inventories and other inventory-related items from two supplier totaling $510,963 and $409,192, representing 15.8% and 12.7% of cost of sales, respectively. For the nine months ended December 31, 2010, the Company purchased inventories and other inventory-related items from three suppliers totaling $792,980, $676,263, and $570,715, representing 14.5%, 11.6%, and 8.5% of cost of sales, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of December 31, 2011, the Company had one customer, Canadian Tire Corporation, which represented 48.7% of outstanding accounts receivable.  As of March 31, 2011, the Company had three customers who represented 19%, 19% and 11% of outstanding accounts receivable.

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

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2011 and March 31, 2011 due to the relatively short-term nature of these instruments. As of December 31, 2011 and March 31, 2011, the fair value of the Company's debt using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 20% and 18%, respectively.

	December 31, 2011		March 31, 2011
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$1,109,761	$1,257,363	$558,077	$580,621
Notes payable discount	-	-	-	(18,502)
Long-term debt	7,740,389	10,118,918	7,000,700	9,842,870
Long-term debt discount	-	(2,804,275)	-	(4,584,783)
Total	$8,850,200	$8,572,006	$7,558,777	$5,820,206

As of December 31, 2011 and March 31, 2011, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 90 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $833 and $17,791 at December 31, 2011 and March 31, 2011, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2011 and March 31, 2011, the balance in this reserve account was $165,725 and $260,692, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-Reporting on Advertising Costs. In accordance with ASC 340-20-25, direct response advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of December 31, 2011 and March 31, 2011, the Company had deferred $857 and $3,386, respectively, related to such media and advertising costs. Advertising expenses for the three months ended December 31, 2011 and December 31, 2010 were $314,990 and $672,899, respectively. Advertising expenses for the nine months ended December 31, 2011 and December 31, 2010 were $500,183 and $1,023,402, respectively.

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market.  Included in inventory costs where the Company is the manufacturer are raw materials, labor, and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ASC 330 Inventory Pricing.  A majority of the Company’s products are manufactured overseas and are recorded at cost.

	December 31,	March 31,
	2011	2011
Finished goods	$1,244,537	$1,351,245
Raw materials	922,749	1,196,325
	$2,167,286	$2,547,570

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2011 and March 31, 2011, the Company had reserved $102,092 and $848,794, respectively, for inventory obsolescence.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At December 31, 2011 and December 31, 2010, the Company had accrued $23,497 and $124,729, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of December 31, 2011 and March 31, 2011, a provision for potential future warranty costs of $13,144 and $22,105, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods from which this allowance is deducted from payments from such customers. As of December 31, 2011 and March 31, 2011, the Company has recorded a reserve for customer returns of $41,382 and $44,315, respectively.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASC Update 2011-04 (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASC update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance includes changes to how and when the valuation premise of highest and best use applies, clarification on the application of blockage factors and other premiums and discounts, as well as new and revised disclosure requirements. This ASC update is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for us beginning July 1, 2012, with early adoption permitted. This new guidance will not have a material impact on our consolidated financial statements.

3.	Notes Payable, Long Term Debt and Current Portion – Long Term Debt

As of December 31, 2011 and March 31, 2011, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	December 31,	March 31,
	2011	2011
Main Power Promissory Note	$2,184,448	$2,103,600
Bridge Loans	34,325	38,837
First Western Trust Term Loan	640,176	816,151
Subordinated Secured Convertible Notes	4,352,608	2,299,500
Notes Payable –Credit Card Receipts-Backed Notes	1,257,363	562,118
Pawnee Promissory Note	103,086	-
Total Debt	8,572,006	5,820,206
Less current portion	3,804,028	1,744,226
Long Term Debt	$4,767,978	$4,075,980

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

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power.  As part of the amendments, AeroGrow issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced certain obligations totaling $661,446 relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on behalf of AeroGrow.  The Revised Main Power Note had a final maturity of May 31, 2013, and carried an interest rate of 8% per annum.

During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently the parties reached an agreement in principle that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $3,000 during the remainder of Fiscal 2012, $159,000 during the fiscal year ending March 31, 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  As of the date of this filing, the parties are in the process of finalizing the definitive documentation of the agreement in principle.  As of December 31, 2011, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $2,184,448.

Bridge Loans

Between October 30 and November 9, 2009, the Company entered into bridge financing arrangements totaling $580,000 (the “Bridge Loans”) with five lenders.  The Bridge Loans were unsecured, subordinated to then-existing senior debt of the Company, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  As of December 31, 2011, $34,325 in Bridge Loans remained outstanding and past due, including accrued interest.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, the Company’s Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of December 31, 2011, $640,176 was outstanding under the FWTB Term Loan, including accrued interest.

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

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $550,003 and $580,132 for the three months ended December 31, 2011 and December 31, 2010, respectively.  Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $1,643,463 and $1,651,727 for the nine months ended December 31, 2011 and December 31, 2010, respectively.  As of December 31, 2011, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $2,941,320.

The Company paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five-year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred financing cost on the Company’s balance sheet, which is being amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three months ended December 31, 2011 and December 31, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $161,638 and $223,444, respectively. For the nine months ended December 31, 2011 and December 31, 2010, the amortized deferred financing costs relating to the Subordinated Convertible Notes totaled $468,783 and $456,573, respectively.

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

As of December 31, 2011, the outstanding balance of the Subordinated Secured Convertible Notes reported as a liability on the Company’s balance sheet, including accrued interest, totaled $4,352,608.

Notes Payable – 2010 Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% secured convertible promissory notes, including $450,000 in 15% related party secured convertible promissory notes, backed by a portion of the Company’s prospective credit card receipts, (the “2010 Credit Card Notes”) and 5,000,000 warrants to purchase the Company’s common stock (the “Credit Card Warrants”) (collectively, the “2010 Credit Card Offering”). Consideration for the 2010 Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to the Company after deducting a 2% sales commission (1% on company-referred investors) paid to GVC Capital LLC, the Company’s placement agent, totaled $1,474,500.  In addition, the Company paid a 3% deferred sales commission (2% on company-referred investors) to the placement agent concurrently with the repayment of principal of the 2010 Credit Card Notes.

The Company used the proceeds from the 2010 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the 2010 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2010 Credit Card Offering was offered and sold to six (6) investors who are “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2010 Credit Card Offering has not been registered under the Securities Act, the securities sold in the Offering, including the 2010 Credit Card Notes, Credit Card Warrants and shares of common stock underlying the 2010 Credit Card Notes and Warrants are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell their 2010 Credit Card Notes (or the shares of the Company’s common stock issuable upon conversion of the 2010 Credit Card Notes or exercise of the Credit Card Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

The 2010 Credit Card Notes carried interest at 15% per annum, had an initial maturity of July 28, 2011, and could be converted at any time into common shares of the Company at a conversion price of $0.18 per share.  20% of the Company’s daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2010 Credit Card Offering.

Each Credit Card Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire October 28, 2015.

The obligation of the Company to repay certain of the 2010 Credit Card Notes was severally guaranteed by Jack J. Walker, the Company’s Chairman (up to $500,000), J. Michael Wolfe, Chief Executive Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).

In accordance with applicable accounting guidance, the Company recorded a $90,000 debt discount on the 2010 Credit Card Offering.  The amortization of the $90,000 debt discount was reported as additional interest expense and increases in notes payable over the estimated payoff period of the 2010 Credit Card Notes.

The Company incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the 2010 Credit Card Notes.  This amount was recognized as deferred financing costs on the Company’s balance sheet.  These costs were amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase the Company’s common stock to the placement agent (the “Placement Agent Warrants”).  833,333 of the Placement Agent Warrants have an exercise price of $0.18 per share of common stock.  500,000 of the Placement Agent Warrants have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants have a five-year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants were recognized as $30,000 in deferred financing cost on the Company’s balance sheet, which was amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.

For the three months ended December 31, 2011, the total amortized deferred financing costs relating to the 2010 Credit Card Offering was $0 as it had been fully amortized as of June 30, 2011.

Effective as of July 28, 2011, a majority in interest of the holders of the 2010 Credit Card Notes agreed to extend the maturity of the 2010 Credit Card Notes to October 31, 2011.

As of October 3, 2011, the 2010 Credit Card Notes were repaid in full.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, the Company closed on the private sale of $1,633,776 in Series 2011CC 17% secured promissory notes backed by a portion of the Company’s prospective credit card receipts, (the “2011Credit Card Notes”) and a 1% share of the Company’s prospective monthly sales into the network marketing channel for a period of three years following the Company’s first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $1,477,300 in cash and the conversion of $156,476 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of the Company.  After deducting $46,565 of placement agent sales commissions (5% on third-party investors, 3% on Company-referred investors and 0% on investments by officers and directors of the Company) and expenses, net cash proceeds to the Company totaled $1,430,735.  In addition, the Company will be obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to Company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.

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

The obligation of the Company to repay the Credit Card Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman (up to $510,555), J. Michael Wolfe, the Company’s Chief Executive Officer (up to $204,222) and H. MacGregor Clarke, the Company’s Chief Financial Officer (up to $102,111).

As of December 31, 2011, the outstanding balance of the 2011 Credit Card Notes reported as a liability on the Company’s balance sheet, including accrued interest, totaled $1,257,363.

Pawnee Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to the Company’s headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at the option of the Company, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of December 31, 2011, the outstanding balance of the Lease Promissory Note, including accrued interest, was $103,086.

4.	Equity Compensation Plans

For the three months ended December 31, 2011 and December 31, 2010, the Company granted zero and 7,750,000 options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”), respectively.

For the nine months ended December 31, 2011, the Company granted no options to purchase the Company’s common stock under the 2005 Plan.  For the nine months ended December 31, 2010, the Company granted 7,950,000 options to purchase the Company’s common stock at exercise prices ranging from $0.08 to $0.14 under the 2005 Plan.

During the three months ended December 31, 2011, there were 332,439 options that either were cancelled or expired and zero shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended December 31, 2010, there were 101,223 options that either were cancelled or expired and zero shares issued upon exercise of outstanding stock options under the 2005 Plan.

During the nine months ended December 31, 2011, there were 459,249 options that either were cancelled or expired and zero shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the nine months ended December 31, 2010, there were 198,053 options that either were cancelled or expired and zero shares issued upon exercise of outstanding stock options under the 2005 Plan.  As of December 31, 2011, the Company had granted options for 3,881,212 shares of the Company’s common stock that are unvested that will result in $31,664 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2011 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.50	10,644,507	3.55	$0.10		6,763295	3.33	$0.10
Over $0.50 to $2.50	-	-	$-		-	-	$-
Over $2.50 to $5.00	-	-	$-		-	-	$-
Over $5.00 to $5.50	-	-	$-		-	-	$-
Over $5.50	25,000	0.22	$5.90		25,000	0.22	$5.90
	10,669,507	3.55	$0.11	$-	6,788,295	3.32	$0.13	$-

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was December 31, 2011.

5.	Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of December 31, 2011 and March 31, 2011, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefit.

6.	Related Party Transactions

On August 22, 2011, the Company entered into a transaction with Marsha S. Walker, the spouse of the Company’s Chairman, Jack J. Walker.  Pursuant to that transaction,  Ms. Walker purchased a bulk lot of grow bulbs from the Company for an aggregate purchase price of $86,426 and agreed to re-sell the bulbs to the Company in small lots as and when requested by the Company, at a fixed mark-up of 3.21%.  The Company agreed to repurchase all the bulbs no later than December 31, 2011. As of December 31, 2011, the Company had purchased all of the bulk lot of grow bulbs.

In addition, see Note 3.  Notes Payable, Long Term Debt and Current Portion – Long Term Debt for disclosure of other related party transactions.

7.	Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2011 through December 31, 2011 is presented below:

Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2011	93,999,928	$0.33	$0.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2011	93,999,928	$0.33	$0.00

As of December 31, 2011, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Yrs)
7,020,000	$0.10	3.41
833,333	$0.18	3.83
82,720,000	$0.20	3.44
1,320,000	$0.25	2.81
325,000	$1.00	2.13
54,139	$2.00	0.25
16,000	$2.07	1.50
128,000	$6.00	0.25
50,000	$6.96	0.58
746,956	$7.50	0.19
720,000	$8.00	2.68
66,500	$8.25	2.68
93,999,928	$0.33	3.38

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2011, through December 31, 2011, is presented below:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding, April 1, 2011	4,164	$1,250
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2011	4,164	$1,250

The preferred stock warrants outstanding expire on June 30, 2014.

8.	Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2011 and December 31, 2010.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended December 31, 2011 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2011.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in our other filings with the SEC.

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

During the fiscal years ended March 31, 2010 (“Fiscal 2010”) and March 31, 2011 (“Fiscal 2011”), and continuing through December 31, 2011, we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.

Beginning in late Fiscal 2010 and continuing through Fiscal 2011 and into the fiscal year ending March 31, 2012 (“Fiscal 2012”), we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity. To position our business for the future, we have substantially increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 2.8 million catalogues mailed in Fiscal 2011 and approximately 500 thousand catalogues mailed thus far in Fiscal 2012, print ads in national magazines, web sales, infomercials, mall kiosks, long-form and short-form infomercials, and internet advertising.  In Fiscal 2011, approximately 79.3% of our total sales were to direct customers and approximately 88.0% of sales were to direct customers thus far in Fiscal 2012.

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

Results of Operations

Three Months Ended December 31, 2011 and December 31, 2010

Summary Overview
For the three months ended December 31, 2011, sales totaled $3,025,945, a $1,976,926, or 39.5%, decrease from the same period in the prior year.  The decrease in revenue principally reflected a $1,160,053, or 84.9%, reduction in sales to retailers that resulted from our strategic decision to de-emphasize this channel because of its low margins and high capital requirements, and our inability to procure inventory in time to support the 2011 holiday demand from our remaining retail customers because of cash constraints we experienced earlier in the fiscal year.  In addition, our direct-to-consumer revenue declined by 21.5%, or $765,204, because of a 53.2% decrease in our advertising expenditures during the quarter, partially offset by a 67.8% increase in the effectiveness of our direct-to-consumer advertising as we generated $8.88 of direct-to-consumer revenue for every dollar of advertising expenditures, as compared to $5.30 in the prior year period.  The increase in dollars of revenue per dollar of advertising expense primarily reflected an increased utilization of electronic marketing media, such as online advertising and email, which is less expensive than traditional catalogue mailings. The lower sales to retailers and the reduced media spend was reflected in lower AeroGarden sales, which declined by 47.9% from the prior year, while the recurring revenue from seed kit and accessories decreased by 24.0%.  Seed kit and accessory sales declined by a smaller percentage than AeroGarden sales because these sales generally represent repeat sales to existing AeroGarden owners, rather than sales to new customers, and therefore tend to be less seasonal, and less dependent on the amount of advertising expenditures than AeroGarden sales, particularly during the Christmas holiday selling season.  Seed kit and accessory sales represented 44.0% percent of total revenue for the three months ended December 31, 2011, up from 35.0% in the prior year period.

Gross margin for the three months ended December 31, 2011 was 48.7%, up from 42.4% for the year earlier period.  The increase in percentage margin reflected a variety of factors during the current year period, including efficiencies achieved in our assembly, fulfillment, and distribution operations, an increased mix of higher-margin direct-to-consumer and seed kit and accessory sales, and higher average selling prices for our products.

Operating expenses other than cost of revenue decreased $991,871, or 47.5%, from the prior year reflecting cost saving initiatives, reductions in media spending, and staffing reductions.

Our operating profit totaled $377,870 for the three months ended December 31, 2011, $342,251 higher than the $35,619 reported in the prior year period.  The improved operating performance reflected the higher gross margin and the significant decrease in operating expenses other than cost of revenue, partially offset by the impact of lower revenue.

Other income and expense for the three months ended December 31, 2011 totaled to a net other expense of $517,091, as compared to net other expense of $1,475,381 in the prior year period.  The net other expense in the current year period included gains totaling $398,373 from negotiated accounts payable balance reductions from certain vendors which were more than offset by interest and $732,185 in non-cash expense related to the combined effect of the amortization of deferred debt issuance costs (principally the value of warrants granted to a placement agent) and a debt discount on convertible notes we issued during the prior fiscal year.  For the three months ended December 31, 2010 these non-cash amortization expenses totaled $1,088,427.  The discount was recognized because the notes had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the life of the notes, as are the related debt issuance costs.

The net loss for the three months ended December 31, 2011 was $139,221, which was $1,300,541 lower than the net loss of $1,439,762 in the same period a year earlier.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2011 and the three months ended December 31, 2010:

	Three Months Ended December 31,
	2011	2010
Revenue
Product sales – direct to consumer, net	92.5%	71.2%
Product sales – retail, net	6.8%	27.3%
Product sales – international	0.7%	1.5%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	51.3%	57.6%
Research and development	0.3%	1.1%
Sales and marketing	20.2%	26.6%
General and administrative	15.8%	14.0%
Total operating expenses	87.6%	99.3%
Profit from operations	12.4%	0.7%

Revenue
For the three months ended December 31, 2011, revenue totaled $3,025,945, a year-over-year decrease of 39.5% or $1,976,926 from the three months ended December 31, 2010.

	Three Months Ended December 31,
Product Revenue	2011	2010
Direct to consumer, net	$2,798,393	$3,563,597
Retail, net	206,007	1,366,060
International	21,545	73,214
Total	$3,025,945	$5,002,871

Direct-to-consumer sales for the three months ended December 31, 2011 totaled $2,798,393, down $765,204 or 21.5%, from the prior year period.  The decrease primarily reflected the impact of a 53.2% year-over-year reduction in the amount of direct response advertising, partially offset by a 67.8% increase in media effectiveness as measured by direct-to-consumer sales per dollar of advertising expense.  For the three months ended December 31, 2011, direct-to-consumer sales per dollar of advertising expense totaled $8.88 as compared to $5.30 in the prior year period.  The increase in dollars of revenue per dollar of advertising expense primarily reflected an increased utilization of electronic marketing media, such as online advertising and email, which is less expensive than traditional catalogue mailings.

Sales to retailer customers for the three months ended December 31, 2011 totaled $206,007, down $1,160,053, or 84.9%, from the same period a year earlier, reflecting the impact of our continued efforts to reduce our exposure to the retail channel because of the low margins and high capital requirements associated with this channel, as well as our inability to procure inventory in time to service our remaining retail accounts during the 2011 quarter because of cash constraints we experienced in the late summer and early fall months.  As of December 31, 2011, our products were carried in approximately 475 traditional “brick and mortar” storefronts in the United States and Canada, as compared to approximately 850 as of December 31, 2010.  Because of the impact of non-“brick and mortar” retailers, including online retailers and television shopping channels which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

International sales for the three months ended December 31, 2011 totaled $21,545, down $51,669 from the same period in the prior fiscal year.  At this time we are not attempting to develop our international markets and therefore sales in both periods reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens, and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2011 and December 31, 2010 is as follows:

	Three Months Ended December 31,
	2011	2010
Product Revenue
AeroGardens	$1,694,529	$3,251,866
Seed kits and accessories	1,331,416	1,751,005
Total	$3,025,945	$5,002,871
% of Total Revenue
AeroGardens	56.0%	65.0%
Seed kits and accessories	44.0%	35.0%
Total	100.0%	100.0%

AeroGarden sales declined $1,557,337, or 47.9%, from the year earlier period principally reflecting the decline in sales to retailers and the impact of the reduction in direct-to-consumer advertising.  Sales of seed kits and accessories, which represent a recurring revenue stream generated by the 1,060,006 AeroGardens we have sold to-date, decreased $419,589, or 24.0%, again reflecting the lower sales to retailers and the reductions in advertising.  Seed kit and accessory sales declined by a smaller percentage than AeroGarden sales because these sales generally represent repeat sales to existing AeroGarden owners, rather than sales to new customers, and therefore tend to be less seasonal, and less dependent on the amount of advertising expenditures than AeroGarden sales, particularly during the Christmas holiday selling season.  For the three months ended December 31, 2011, sales of seed kits and accessories represented 44.0% of total revenue, as compared to 35.0% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended December 31, 2011 totaled $1,552,098, a decrease of $1,327,306, or 46.1%, from the three months ended December 31, 2010.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  The dollar amount of cost of revenue decreased because of the decline in revenue as well as cost reductions in our seed kit assembly, fulfillment, and distribution operations.  As a percent of total revenue, cost of revenue represented 51.3% of revenue as compared to 57.6% for the quarter ended December 31, 2010.  The decrease in costs as a percent of revenue reflected a greater mix of higher-margin direct-to-consumer and seed kit and accessory revenue, higher average pricing, and efficiencies achieved in our assembly, fulfillment, and distribution operations.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower margins than domestic retail sales.  The gross margin for the quarter ended December 31, 2011 was 48.7% as compared to 42.4% for the quarter ended December 31, 2010.

Sales and Marketing
Sales and marketing costs for the three months ended December 31, 2011 totaled $610,761, as compared to $1,328,326 for the three months ended December 31, 2010, a decrease of 54.0% or $717,565.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consist of the following:

	Three Months Ended December 31,
	2011	2010
Advertising	$314,990	$672,899
Personnel	245,610	373,319
Sales commissions	(17,052)	57,975
Trade shows	-	7,518
Other	67,213	216,615
	$610,761	$1,328,326

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogues, mailing and web media costs for search and affiliate web marketing programs, and developing and airing our infomercials and short-form television commercials.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $314,990 for the quarter ended December 31, 2011, a year-over-year decrease of 53.2%, or $357,909, primarily because we mailed fewer catalogues and relied more on less expensive web-based advertising during the current year period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2011, personnel costs for sales and marketing were $245,610, down from $373,319 for the three months ended December 31, 2010, a decrease of 34.2%.  The decrease principally reflected staff reductions.

Other marketing expenses decreased year-over-year because of reductions in travel expense, inventory storage fees, order processing costs, adjustments to accrued sales commissions, and generally reduced spending in a variety of categories.

General and Administrative
General and administrative costs for the three months ended December 31, 2011 totaled $477,031, as compared to $702,712 for the three months ended December 31, 2010, a decrease of 32.1%, or $225,681.  The decrease reflected a $132,299 decrease in depreciation and amortization expense, a $23,036 decrease in salary related costs, resulting from a year-over-year decline in headcount and a $40,001 reduction in outside contracted services.

Research and Development
Research and development costs for the quarter ended December 31, 2011 totaled $8,185, a decrease of 85.6% from the quarter ended December 31, 2010.  The lower cost principally reflected staffing reductions.

Operating Profit and EBITDA
Our operating profit for the three months ended December 31, 2011 was $377,870, an increase of $342,251 from the operating profit of $35,619 for the three months ended December 31, 2010.  The improved performance resulted from the higher gross margin and lower non-cost of revenue operating expenses, partially offset by the impact of lower sales.

As a non-U.S. GAAP measure of our operating performance, we track EBITDA, which we define as Operating Profit or Loss, excluding non-cash depreciation and amortization expense, as an indicator of the Company’s ability to generate cash.  As calculated in the table below, our EBITDA for the quarter ended December 31, 2011 totaled $423,884, which was $209,951, or 98.1%, better than the $213,933 EBITDA recognized during the prior year quarter.

	Three Months Ended December 31,
	2011	2010
Operating profit	$377,870	$35,619
Add back non-cash items:
Depreciation	41,419	173,957
Amortization	4,595	4,357
Total non-cash items	46,014	178,314
EBITDA	$423,884	$213,933

EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Other Income and Expense
Other income and expense for the quarter ended December 31, 2011 totaled to a net other expense of $517,091, as compared to net other expense of $1,475,381 in the prior year period.  The current year period included the impact of $398,373 in gains related to accounts payable balance concessions we negotiated with certain of our vendors.  In addition, the net other expense in the current year period included $732,185  in non-cash expense related to the amortization of deferred debt issuance costs and the amortization of a calculated debt discount, as compared to $1,088,427 in the prior year period.  These charges relate to convertible notes issued in May, June and September 2010.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the three-year life of the notes, as are the related debt issuance costs which principally relate to warrants issued to a placement agent.  In the event any of the convertible notes are converted into common stock of AeroGrow, the remaining debt discount related to the converted note is accelerated into the period during which the conversion takes place.

Net Loss
For the three months ended December 31, 2011, the net loss totaled $139,221 as compared to a net loss of $1,439,762 for the three months ended December 31, 2010.  The $1,300,541 year-over-year decrease in the net loss reflected the lower operating loss in the current year period combined with the lower net other expense.

Nine months Ended December 31, 2011 and December 31, 2010

Summary Overview
For the nine months ended December 31, 2011, sales totaled $6,089,793, a $2,110,714, or 25.7% decrease from the same period in the prior year.  The decrease in revenue principally reflected: (i) a $1,203,896 decline in sales to retailers arising from our strategic decision to de-emphasize this channel because of its low margins and high capital requirements, and our inability to procure inventory in time to support the 2011 holiday demand from our remaining retail customers because of cash constraints we experienced earlier in the fiscal year, (ii) a 51.1% decline in the amount of revenue-generating media spending; and (iii) decreased demand for our products in our direct response channels, particularly AeroGardens, attributable to temporary price increases and reduced promotional activity we implemented to support an initiative to test the network marketing sales channel during the period beginning in late April 2011 and continuing through the first week in August 2011.  Despite these issues, the effectiveness of our direct-to-consumer advertising continued to improve, and increased 77.4% year-over-year as we generated $10.72 of direct-to-consumer revenue for every dollar of revenue-generating media spent in the 2011 period, as compared to $6.04 of direct-to-consumer revenue per media dollar in 2010.  The reduced media spend, and the impact of higher prices was principally reflected in lower AeroGarden sales, which declined by 44.2% from the prior year.  Recurring revenue from seed kit and accessories increased by 1.3%, however, as the temporary price increases taken on these products were more moderate and we continued to benefit from the growing installed base of AeroGardens.  In addition, seed kit and accessory sales declined by a smaller percentage than AeroGarden sales because these sales generally represent repeat sales to existing AeroGarden owners, rather than sales to new customers, and therefore tend to be less seasonal, and less dependent on the amount of advertising expenditures than AeroGarden sales, particularly during the Christmas holiday selling season.  Seed kit and accessory sales represented 55.4% percent of total revenue for the nine months ended December 31, 2011, up from 40.6% in the prior year period.

Gross margin for the nine months ended December 31, 2011 was 47.0%, up from 36.1% for the year earlier period.  The increase in percentage margin reflected a variety of factors during the current year period, including efficiencies achieved in our assembly, fulfillment, and distribution operations, an increased mix of higher-margin direct-to-consumer and seed kit and accessory sales, and higher average selling prices for our products.

Operating expenses other than cost of revenue decreased $2,068,367, or 39.1%, from the prior year reflecting cost saving initiatives, reductions in media spending, and staffing reductions.

Our operating loss totaled $365,242 for the nine months ended December 31, 2011, $1,970,548, or 84.4%, lower than the $2,335,790 reported in the prior year period.  The improved operating performance reflected the higher gross margin in the 2011 period combined with the significant decrease in operating expenses other than cost of revenue, partially offset by the impact of lower sales.

Other income and expense for the nine months ended December 31, 2011 totaled to a net other expense of $2,347,381, as compared to net other expense of $2,962,575 in the prior year period.  The net other expense in the current year period included $398,373 in gains related to negotiated accounts payable balance reductions we negotiated with certain vendors, which was more than offset by interest and $2,182,842 in non-cash expense related to the combined effect of the amortization of deferred debt issuance costs (principally the value of warrants granted to a placement agent) and a debt discount, on convertible notes we issued during the prior fiscal year.  For the nine months ended December 31, 2010 these amortization expenses totaled $2,226,810.  The discount was recognized because the notes had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the life of the notes, as are the related debt issuance costs.

The net loss for the nine months ended December 31, 2011 was $2,712,623, which was $2,585,742 lower than the net loss of $5,298,365 in the same period a year earlier.  The year-over-year decrease in the net loss reflected the improved operating performance and the reduction in net other expense.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2011 and the nine months ended December 31, 2010:

	Nine months Ended December 31,
	2011	2010
Revenue
Product sales – direct to consumer, net	88.0%	75.4%
Product sales – retail, net	10.5%	22.5%
Product sales – international	1.5%	2.1%
Total sales	100.0%	100.0%

Operating expenses
Cost of revenue	53.0%	63.9%
Research and development	0.6%	1.8%
Sales and marketing	23.9%	33.4%
General and administrative	28.5%	29.4%
Total operating expenses	106.0%	128.5%
Loss from operations	-6.0%	-28.5%

Revenue
For the nine months ended December 31, 2011, revenue totaled $6,089,793 a year-over-year decrease of 25.7%, or $2,110,714 from the nine months ended December 31, 2010.

	Nine months Ended December 31,
Product Revenue	2011	2010
Direct to consumer, net	$5,359,761	$6,182,138
Retail, net	641,115	1,845,011
International	88,917	173,358
Total	$6,089,793	$8,200,507

Direct-to-consumer sales for the nine months ended December 31, 2011 totaled $5,359,761, down $822,377, or 13.3%, from the prior year period.  The decrease was primarily caused by a 51.1% year-over-year reduction in the amount of revenue-generating media spent during the period, reflecting our increased utilization of electronic marketing media, such as online advertising and email, which is less expensive than traditional catalogue mailings, cash constraints we experienced in our first and second fiscal quarters, and the impact of an initiative to test the network marketing sales channel that began in late April 2011 and continued through the first week of August 2011.  As part of that test we increased the average pricing on our products and reduced our promotional activity in other channels, which resulted in reduced demand for our products through our direct response and retail channels during that time period.  These effects on direct-to-consumer sales were offset to a great degree by a 77.4% increase in media effectiveness as direct-to-consumer sales per dollar of advertising expense totaled $10.72 during the nine months ended December 31, 2011, as compared to $6.04 per dollar of advertising expense in the prior year period. We attribute the increased media effectiveness to the use of more cost-effective web-based advertising.

Sales to retailer customers for the nine months ended December 31, 2011 totaled $641,115, down $1,203,896, or 65.3%, from the same period a year earlier.  The decline in sales to retailers principally reflected our continued efforts to reduce our exposure to the retail channel because of the low margins and high capital requirements associated with this channel.  In addition, our sales to retailers were adversely impacted in the fiscal third quarter by our inability to procure inventory in time to supply our remaining retail accounts for the 2011 Christmas selling season because of the cash constraints we experienced during the summer and early fall months of 2011.

International sales for the nine months ended December 31, 2011 totaled $88,917, down $84,441 from the same period in the prior fiscal year.  At this time we are not attempting to develop our international markets and therefore sales in both periods reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens and seed kits and accessories.  A summary of the sales of these two product categories for the nine months ended December 31, 2011 and December 31, 2010 is as follows:

	Nine months Ended December 31,
	2011	2010
Product Revenue
AeroGardens	$2,717,277	$4,871,316
Seed kits and accessories	3,372,516	3,329,191
Total	$6,089,793	$8,200,507
% of Total Revenue
AeroGardens	44.6%	59.4%
Seed kits and accessories	55.4%	40.6%
Total	100.0%	100.0%

AeroGarden sales totaled $2,717,277, and were down $2,154,039, or 44.2%, from the year earlier period reflecting the impact of the reduction in sales to retailers, reductions in direct-to-consumer advertising, inventory out-of-stock conditions for certain garden models during much of the current year period, and the impact of increased prices on all garden models as part of an initiative to test our products in the network marketing sales channel, which had a dampening effect on demand for AeroGardens beginning in late April 2011 and continuing through the first week in August 2011.  Sales of seed kits and accessories increased $43,325, or 1.3%, with the better sales performance of seed kits and accessories relative to AeroGardens reflecting targeted web-based promotions during the current year period, sufficient inventory throughout the period, a more modest impact from price increases than on AeroGardens, and a lower sensitivity to reduced advertising expenditures.  For the nine months ended December 31, 2011, sales of seed kits and accessories represented 55.4% of total revenue, as compared to 40.6% in the prior year period.

Cost of Revenue
Cost of revenue for the nine months ended December 31, 2011 totaled $3,227,024, a decrease of $2,012,895, or 38.4%, from the nine months ended December 31, 2010.  The dollar amount of cost of revenue decreased principally because of the decrease in total sales, as well as cost reductions in our seed kit assembly, fulfillment, and distribution operations.  As a percent of total revenue, cost of revenue represented 53.0% of revenue as compared to 63.9% for the nine months ended December 31, 2010.  The decrease in costs as a percent of revenue reflected a greater mix of higher-margin direct-to-consumer and seed kit and accessory revenue, higher average pricing, and efficiencies achieved in our assembly, fulfillment, and distribution operations.

Gross Margin
Because of the changes in pricing, channel and product mix, and the reductions in cost of revenue, the gross margin for the nine months ended December 31, 2011 was 47.0% as compared to 36.1% for the nine months ended December 31, 2010.

Sales and Marketing
Sales and marketing costs for the nine months ended December 31, 2011 totaled $1,457,702, as compared to $2,738,613 for the nine months ended December 31, 2010, a decrease of 46.8%, or $1,280,911.

	Nine months Ended December 31,
	2011	2010
Advertising	$500,183	$1,023,402
Personnel	748,315	1,069,750
Sales commissions	(4,145)	77,376
Trade shows	-	7,518
Other	213,349	560,567
	$1,457,702	$2,738,613

Advertising expense totaled $500,183 for the nine months ended December 31, 2011, a year-over-year decrease of 51.1%, or $523,218, reflecting fewer catalogues mailed during the current year period, and reductions in all areas of advertising activity because of our cash constraints during the first and second fiscal quarters.  For the nine months ended December 31, 2011, personnel costs for sales and marketing were $748,315, down 30.0% from the nine months ended December 31, 2010.  The decrease principally reflected staff reductions.  Other marketing expenses decreased year-over-year because of reductions in travel expense, inventory storage fees, order processing costs, adjustments to accrued sales commissions, and generally reduced spending in a variety of categories.

General and Administrative
General and administrative costs for the nine months ended December 31, 2011 totaled $1,733,591, as compared to $2,411,195 for the nine months ended December 31, 2010, a decrease of 28.1%, or $677,604.  The decrease reflected a $358,313 decrease in depreciation and amortization expense, an $80,407 decrease in salary related costs resulting from a year-over-year decline in headcount and an employee furlough program we instituted during the summer of 2011, and an $86,820 reduction in outside contracted services. In addition there were reductions across a variety of administrative and governance spending expense categories.

Research and Development
Research and development costs for the nine months ended December 31, 2011 totaled $36,718, a decrease of 74.9% from the nine months ended December 31, 2010.  The lower cost principally reflected staffing reductions and the furlough program, as well as a reduction in new product development activities.

Operating Loss and EBITDA
Our loss from operations for the nine months ended December 31, 2011 was $365,242, a reduction of $1,970,548 from the operating loss of $2,335,790 for the nine months ended December 31, 2010.  The improved performance resulted from the higher gross margin and the 39.1% reduction in non-cost of sales operating expenses, partially offset by the impact of lower revenue.

As a non-U.S. GAAP measure of our operating performance, we track EBITDA, which we define as Operating Profit or Loss, excluding non-cash depreciation and amortization expense, as an indicator of the Company’s ability to generate cash.  As calculated in the table below, our EBITDA loss for the nine months ended December 31, 2011 totaled $146,586, which was $1,612,235 better than the $1,758,820 EBITDA loss recognized during the prior year quarter.

	Nine months Ended December 31,
	2011	2010
Operating (Loss)	$(365,242)	$(2,355,790)
Add back non-cash items:
Depreciation	204,358	562,999
Amortization	14,298	13,971
Total non-cash items	218,656	576,970
EBITDA	$(146,586)	$(1,758,820)

EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Other Income and Expense
Other income and expense for the nine months ended December 31, 2011 totaled to a net other expense of $2,347,381, as compared to net other expense of $2,962,575 in the prior year period.  The net other expense in the current year period included $398,373 in gains related to accounts payable balance concessions we negotiated with certain of our vendors, $2,182,842 in non-cash expense related to the amortization of deferred debt issuance costs and the amortization of a calculated debt discount.  In the prior year period these amortization charges totaled $2,226,810.  The non-cash amortization charges relate to convertible notes issued in May, June and September 2010.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the three-year life of the notes, as are the related debt issuance costs which principally relate to warrants issued to a placement agent.  In the event any of the convertible notes are converted into common stock of AeroGrow, the remaining debt discount related to the converted note is accelerated into the period during which the conversion takes place.

Net Loss
For the nine months ended December 31, 2011, the net loss totaled $2,712,623 as compared to a net loss of $5,298,365 for the nine months ended December 31, 2010.  The $2,585,742 year-over-year decrease in the net loss reflects the lower operating loss in the current year period, and the decrease in net other expense.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash provided by operating activities totaled $414,255 for the nine months ended December 31, 2011 as compared to cash used of $4,428,651 in the prior year period.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, issuances of common stock and options, provisions for bad debt, amortization of debt issuance costs, gains on forgiveness of accounts payable, amortization of the beneficial conversion feature related to convertible debentures, and interest expense from warrants issued with convertible debentures, totaled to a net gain of $2,181,528 for the nine months ended December 31, 2011, as compared to a net gain of $3,061,096 in the prior year period.

Changes in current assets contributed net cash of $620,155 during the nine months ended December 31, 2011, principally from decreases in receivables and inventory.  As of December 31, 2011, the total inventory balance was $2,167,286 representing approximately 134 days of sales activity, and 129 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended December 31, 2011, respectively.  The days in inventory calculation based on the three months of sales activity can be greatly impacted by the seasonality of our sales, which are at a high seasonal level during our fiscal third quarter ending December 31.

Net accounts receivable totaled $183,638 as of December 31, 2011, representing approximately 70 days of net retail sales activity, and 82 days of net retail sales activity, at the average daily rate of sales recognized during the twelve months and three months ended December 31, 2011, respectively.  The days of receivables calculation can be greatly impacted by the timing of sales to retailers during the relevant period.

Current operating liabilities increased $309,469 during the nine months ended December 31, 2011, principally because of an increase in accrued interest that was partially offset by decreases in other accrued expenses and customer deposits.  Accounts payable as of December 31, 2011 totaled $1,071,376, representing approximately 36 days of daily expense activity, and 37 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended December 31, 2011, respectively.

Net investment activity provided $83,885 of cash, principally because of the release of cash that was previously restricted to support corporate obligations.  Net debt issuance activity, reflecting new short-term borrowings partially offset by the repayment of other debt obligations, provided net cash of $305,532 during the nine months ended December 31, 2011.

As of December 31, 2011, we had a cash balance of $1,207,347, of which $47,894 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $518,618 as of March 31, 2011, of which $162,837 was restricted.

As of December 31, 2011 and March 31, 2011, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	December 31,	March 31,
	2011	2011
Main Power Promissory Note	$2,184,448	$2,103,600
Bridge Loans	34,325	38,837
First Western Trust Term Loan	640,176	816,151
Subordinated Secured Convertible Notes	4,352,608	2,299,500
Notes Payable –Credit Card Receipts-Backed Notes	1,257,363	562,118
Pawnee Promissory Note	103,086	-
Total Debt	8,572,006	5,820,206
Less current portion	3,804,028	1,744,226
Long Term Debt	$4,767,978	$4,075,980

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

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power.  As part of the amendments, AeroGrow issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced certain obligations totaling $661,446 relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on behalf of AeroGrow.  The Revised Main Power Note had a final maturity of May 31, 2013, and carried an interest rate of 8% per annum.

During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently the parties reached an agreement in principle that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $3,000 during the remainder of Fiscal 2012, $159,000 during the fiscal year ending March 31, 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  As of the date of this filing, the parties are in the process of finalizing the definitive documentation of the agreement in principle.  As of December 31, 2011, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $2,184,448.

Bridge Loans

Between October 30 and November 9, 2009, the Company entered into bridge financing arrangements totaling $580,000 (the “Bridge Loans”) with five lenders.  The Bridge Loans were unsecured, subordinated to then-existing senior debt of the Company, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  As of December 31, 2011, $34,325 in Bridge Loans remained outstanding and past due, including accrued interest.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, the Company’s Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of December 31, 2011, $640,176 was outstanding under the FWTB Term Loan, including accrued interest.

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

In accordance with applicable accounting guidance, the Company recorded a $6,980,400 debt discount on the Subordinated Secured Convertible Notes because the combined value of the Warrants and the beneficial conversion feature (which is based on the excess of the market price of the Company’s shares on the date of issuance was over the Conversion Price of the Subordinated Secured Convertible Notes) exceeded the amount of Subordinated Secured Convertible Notes issued.  The amortization of the $6,980,400 debt discount will be reported as additional interest expense and increases in long-term debt over the three-year term of the Subordinated Secured Convertible Notes.

During the fiscal year ended March 31, 2011, $604,591 of the Subordinated Secured Convertible Notes and accrued interest was converted into common stock.  The remaining unamortized debt discount of $452,922 related to the amount converted was charged to interest expense during the quarters in which the conversions took place.

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $550,003 and $580,132 for the three months ended December 31, 2011 and December 31, 2010, respectively.  Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $1,643,463 and $1,651,727 for the nine months ended December 31, 2011 and December 31, 2010, respectively.  As of December 31, 2011, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $2,941,320.

The Company paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred debt issuance costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five-year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred debt issuance cost on the Company’s balance sheet, which is being amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the three months ended December 31, 2011 and December 31, 2010, the amortized deferred debt issuance costs relating to the Subordinated Convertible Notes totaled $161,638 and $223,444, respectively. For the nine months ended December 31, 2011 and December 31, 2010, the amortized deferred debt issuance costs relating to the Subordinated Convertible Notes totaled $468,783 and $456,573, respectively.

As of October 31, 2010 and January 31, 2011, the Company issued a total of $369,385 new Subordinated Secured Convertible Notes to pay accrued interest (the “Interest Notes”).  The Interest Notes have the same terms and conditions as the Subordinated Secured Convertible Notes.

Effective on April 29, 2011, a majority in interest of the holders of the Subordinated Secured Convertible Notes agreed to modify the terms of the Subordinated Secured Convertible Notes to (i) waive the Company’s obligations to make quarterly interest payments and (ii) provide that interest be paid in cash only.  These modifications are effective from April 29, 2011 through January 31, 2012.

As of December 31, 2011, the outstanding balance of the Subordinated Secured Convertible Notes reported as a liability on the Company’s balance sheet, including accrued interest, totaled $4,352,608.

Notes Payable – 2010 Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% secured convertible promissory notes, including $450,000 in 15% related party secured convertible promissory notes, backed by a portion of the Company’s prospective credit card receipts, (the “2010 Credit Card Notes”) and 5,000,000 warrants to purchase the Company’s common stock (the “Credit Card Warrants”) (collectively, the “2010 Credit Card Offering”). Consideration for the 2010 Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to the Company after deducting a 2% sales commission (1% on company-referred investors) paid to GVC Capital LLC, the Company’s placement agent, totaled $1,474,500.  In addition, the Company paid a 3% deferred sales commission (2% on company-referred investors) to the placement agent concurrently with the repayment of principal of the 2010 Credit Card Notes.

The Company used the proceeds from the 2010 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the 2010 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2010 Credit Card Offering was offered and sold to six (6) investors who are “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2010 Credit Card Offering has not been registered under the Securities Act, the securities sold in the Offering, including the 2010 Credit Card Notes, Credit Card Warrants and shares of common stock underlying the 2010 Credit Card Notes and Warrants are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell their 2010 Credit Card Notes (or the shares of the Company’s common stock issuable upon conversion of the 2010 Credit Card Notes or exercise of the Credit Card Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

The 2010 Credit Card Notes carried interest at 15% per annum, had an initial maturity of July 28, 2011, and could be converted at any time into common shares of the Company at a conversion price of $0.18 per share.  20% of the Company’s daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2010 Credit Card Offering.

Each Credit Card Warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The Warrants expire October 28, 2015.

The obligation of the Company to repay certain of the 2010 Credit Card Notes was severally guaranteed by Jack J. Walker, the Company’s Chairman (up to $500,000), J. Michael Wolfe, Chief Executive Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).

In accordance with applicable accounting guidance, the Company recorded a $90,000 debt discount on the 2010 Credit Card Offering.  The amortization of the $90,000 debt discount was reported as additional interest expense and increases in notes payable over the estimated payoff period of the 2010 Credit Card Notes.

The Company incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the 2010 Credit Card Notes.  This amount was recognized as deferred debt issuance costs on the Company’s balance sheet.  These costs were amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase the Company’s common stock to the placement agent (the “Placement Agent Warrants”).  833,333 of the Placement Agent Warrants have an exercise price of $0.18 per share of common stock.  500,000 of the Placement Agent Warrants have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants have a five-year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants were recognized as $30,000 in deferred debt issuance cost on the Company’s balance sheet, which was amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.

For the three months ended December 31, 2011, the total amortized deferred debt issuance costs relating to the 2010 Credit Card Offering was $0 as it had been fully amortized as of June 30, 2011.

Effective as of July 28, 2011, a majority in interest of the holders of the 2010 Credit Card Notes agreed to extend the maturity of the 2010 Credit Card Notes to October 31, 2011.

As of October 3, 2011, the 2010 Credit Card Notes were repaid in full.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, the Company closed on the private sale of $1,633,776 in Series 2011CC 17% secured promissory notes backed by a portion of the Company’s prospective credit card receipts, (the “2011Credit Card Notes”) and a 1% share of the Company’s prospective monthly sales into the network marketing channel for a period of three years following the Company’s first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $1,477,300 in cash and the conversion of $156,476 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of the Company.  After deducting $46,565 of placement agent sales commissions (5% on third-party investors, 3% on Company-referred investors and 0% on investments by officers and directors of the Company) and expenses, net cash proceeds to the Company totaled $1,430,735.  In addition, the Company will be obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to Company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.

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

The obligation of the Company to repay the Credit Card Notes is severally guaranteed by Jack J. Walker, the Company’s Chairman (up to $510,555), J. Michael Wolfe, the Company’s Chief Executive Officer (up to $204,222) and H. MacGregor Clarke, the Company’s Chief Financial Officer (up to $102,111).

As of December 31, 2011, the outstanding balance of the 2011 Credit Card Notes reported as a liability on the Company’s balance sheet, including accrued interest, totaled $1,257,363.

Pawnee Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to the Company’s headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at the option of the Company, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of December 31, 2011, the outstanding balance of the Lease Promissory Note, including accrued interest, was $103,086.

Cash Requirements

The Company generally requires cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay debt obligations as they come due.

At this time, we believe we will need to raise new capital to meet our cash requirements for the next twelve months and we will also seek concessions from certain of our creditors and will seek to restructure certain of our debt and equity securities.  There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  Furthermore, we cannot predict with certainty the amount of cash that will be required to meet ongoing operational requirements due to uncertain market conditions, competitive pressures, regulatory requirements and rapidly changing customer requirements.  If we are unable to raise new capital, or generate cash from operations at currently estimated levels, our ability to operate will be adversely impacted.

Assuming our current costs of operations remain relatively unchanged, we believe that our present cash and cash equivalents, combined with our projected results from operations, may be sufficient to fund our operations for approximately six to nine months.  If we are unable to raise additional funds during that time period, we will attempt to reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.  Unless we are able to raise additional funds from our financing efforts prior to such time, we may not be able to support our operations and may be forced to cease operations, dissolve the company, or file for bankruptcy.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $1,207,347 ($47,894 of which is restricted as collateral for our various corporate obligations) as of December 31, 2011,
•	our cash of $630,485 ($47,589 of which is restricted as collateral for our various corporate obligations) as of February 9, 2011,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of the planned direct-to-consumer sales initiatives.

Based on these assumptions, we believe we will need to raise new capital to meet our cash requirements for the next twelve months and we will also seek concessions from certain of our creditors and will seek to restructure certain of our debt and equity securities. There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.

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

During Fiscal 2010 and Fiscal 2011, we took a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  During Fiscal 2010 we issued approximately $6.7 million of convertible preferred stock to re-capitalize the Company, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  Furthermore, during Fiscal 2011 we issued $7,020,000 in Subordinated Secured Convertible Notes and $1.5 million in 2010 Credit Card Notes, which have now been fully repaid (as described above).  During the three months ended December 31, 2011, we raised an additional $1.6 million in 2011 Credit Card Notes (as described above) to support our current operating and working capital requirements.  Despite these efforts, we believe we will need to raise new capital to meet our cash requirements for the next twelve months and we will also seek concessions from certain of our creditors and will seek to restructure certain of our debt and equity securities. There can be no assurances we will be able to raise the capital we need to meet our cash requirements, or in sufficient amounts or during the timeframe necessary to support our operating needs.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurances given that such actions would be successful or that we would be able to continue operations in the absence of new capital.

Off-Balance Sheet Arrangements

Other than our headquarter facility lease commitment incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interest in transferred assets, and have not entered into any contracts for financial derivative such as futures, swaps, and options.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2011.

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

4.1	Form of Credit Card Note (Secured 17% Promissory Note) (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed October 21, 2011).
10.1	Form of Revenue Sharing Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed October 21, 2011).
10.2	Form of Guaranty Agreement for the benefit of the holders of the Credit Card Notes (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed October 21, 2011).
10.3	Escrow and Account Control Agreement by and among the Company and First Western Trust Bank (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed October 21, 2011).
10.4	Form of Reinvestment Agreement dated November 18, 2011 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed November 21, 2011).
10.5
Third Addendum, effective as of September 30, 2011, to the Lease dated July 27, 2006 by and between AeroGrow International, Inc. as Tenant and Pawnee Properties, LLC as Landlord (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed November 30, 2011).

10.6
Promissory Note dated as of October 1, 2011 issued by AeroGrow International, Inc. in favor of Pawnee Properties, LLC (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed November 30, 2011).

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

AeroGrow International, Inc.

Date: February 13, 2012	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 13, 2012	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: February 13, 2012	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)