Form 10-K
period 2012-03-31
AeroGrow International, Inc.
filed 2012-06-26
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2011 was $376,698, the last day of our most recent second quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant's common stock outstanding as of June 15, 2012 is 576,294,744.

DOCUMENTS INCORPORATED BY REFERENCE

None

AeroGrow International Inc.
Annual Report on Form 10-K
Year Ended March 31, 2012

This Annual Report on Form 10-K (“Annual Report”) for AeroGrow International, Inc. (“AeroGrow,” the “Company,” “we,” “our” or “us”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “may,” “will,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, access to funding, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are only predictions that are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the SEC, including the most recent quarterly reports on Form 10-Q and current reports on Form 8-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.  BUSINESS

Our Business

AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use and priced to appeal to the gardening, cooking, and healthy eating, and home and office décor markets. To date, we have launched multiple lines of proprietary indoor gardens, more than 40 corresponding proprietary seed kits, and various cooking, gardening and décor accessories, both nationally and internationally.

As of March 31, 2012, we had manufactured and shipped approximately 1.1 million AeroGarden® units and approximately 2.5 million seed kits to consumer and retailers worldwide.  We commenced initial marketing and distribution of our products in March 2006 and now focus our sales and marketing efforts on the direct-to-consumer sales channels, which principally comprise our own in-house direct mail catalogue, e-mail marketing, and internet marketing.  In addition, we sell to a limited number of retailers and international third-party distributors.

Our principal products are indoor gardens and proprietary seed kits that allow consumers, with or without gardening experience, to grow: (i) vegetables, such as tomatoes, chili peppers and salad greens; (ii) fresh herbs, including cilantro, chives, basil, dill, oregano, and mint; and (iii) flowers, such as petunias, snapdragons, pink geraniums and phlox. Consumers can also plant and grow their own seeds using our proprietary “grow anything” kits, or use their AeroGardens as seed starters for their outdoor gardens with our “garden starter” systems.

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

Our indoor gardening units are sold through different channels designed to match customer needs and interests with the appropriate garden unit features and benefits at list prices ranging from approximately $90 to $200, depending on size, design elements, light intensity and other automated features.  As is customary in the direct-to-consumer channels, we frequently offer temporary discounts and targeted promotions that reduce the net price a consumer pays for our gardens.

Corporate History

AeroGrow International, Inc. (“AeroGrow”) was formed as a Nevada corporation on March 25, 2002. AeroGrow merged with Wentworth I, Inc., a Delaware corporation on February 24, 2006, and AeroGrow was the surviving corporation.

After more than three years of initial research and product development, we began sales activities in March 2006. Since that time, we have expanded our operations and currently distribute our products through multiple sales channels.  We have developed direct sales channels, including web sales and a direct mail catalogue business, with approximately 0.9 million catalogues mailed in our fiscal year ended March 31, 2012 (“Fiscal 2012”).  In prior years, we have also utilized direct television sales, including infomercials and 60 and 120 second television commercials, mall kiosks, and print and radio advertisement to generate consumer sales.  We also sell through approximately 500 retail storefronts in North America, and in seven countries internationally.  We have expanded our product lines, and now offer four different indoor garden models, with each model available in different colors and trim styles, more than 40 seed kits, and various gardening and kitchen accessories.

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

•	Consumers are often unable to properly mix and measure complex hydroponic nutrient formulas, which change depending on the plant variety and the stage of plant growth;

•	Consumers are unable to deal with the problem of nutrient spoilage; and

•	Federally mandated water quality reports show that the water in many large cities is not suitable for hydroponic or aeroponic growing and requires treatments in order to sustain growth.

Our research leads us to believe that these complexities have been accepted in existing hydroponic market channels because these manufacturers have generally focused their product development and marketing efforts on satisfying the needs of the commercial greenhouse and dedicated hobbyist markets. These users are motivated to gain the specialized knowledge, equipment and experience currently required to successfully grow plants with these products.  Our research also indicates that the hydroponic growing equipment currently available in these markets is bulky, expensive and comprised of many, often unintegrated, parts.

We believe that the complexities of currently available commercial hydroponic and aeroponic products fail to address the needs and wants of the mass consumer market, leaving that market unserved. We further believe that our patented and patent-pending inventions, companion technologies, and trade secrets have simplified and improved hydroponic and aeroponic technologies and have enabled us to create an indoor hydroponic and aeroponic gardening system appropriate for the mass consumer market.

Our Proprietary Technology

Since our inception in 2002, we have been innovating, simplifying, and integrating our proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop four different models of indoor gardens, each with different features and technology groupings, with list prices ranging from approximately $90 to $200.  We have filed multiple patent applications in the United States and internationally to protect our inventions, and seven patents have been issued (four in the United States and three internationally).  Following is a description of our proprietary technologies and inventions that are used in our indoor garden system and seed kits.

Rainforest Nutrient Delivery System. Our “rainforest” nutrient delivery system combines our technologies with features from several hydroponic and aeroponic methodologies into a proprietary system that leaves plant roots suspended in an air gap.  Plant roots take oxygen directly out of the air and, in testing of aeroponic systems by multiple different sources, including lettuce studies by NASA Small Business Innovation Research, plants grow faster as a result.

Advanced Growing System. Our Advanced Growing System (“AGS”) is available on several of our indoor gardens and combines features from our rainforest delivery system with technologies that deliver increased nutrient oxygenation, faster and healthier root growth, decreased consumer maintenance requirements, and increased product reliability.  With AGS, plant roots are suspended in air in a 100% humid aeroponic chamber and then grow into a continuously oxygenated nutrient bath.

Pre-Seeded Bio-Grow Seed Pods. Our proprietary bio-grow seed pods include pre-implanted, specially selected seeds, a growing medium, removable bio-dome covers, and a grow basket.

Microprocessor-Based Control Panel and Nutrient Cycle Delivery System. Our microprocessor-based controls include automated grow lights to ensure that plants receive the proper amount of lighting, and feature nutrient and water reminder systems that alert consumers to add water and nutrients when needed.  In addition, some systems allow consumers to select from multiple plant types (for example, lettuce, herbs, tomatoes, or flowers) and the system then automatically adjusts the nutrient, water and lighting cycles to optimize growth.  In addition, some systems take into account stage of growth of the specific plants when optimizing these factors.

Custom Nutrients and Automatic pH Adjustment. We have developed patented nutrient solutions designed specifically to deliver the proper nutrients to plants, while offering consumers a user-friendly application methodology. Plant specific nutrients are included with each seed kit, and consumers simply add them when instructed by the microprocessor-based nutrient reminder. The pre-measured and mixed nutrients eliminate the need for measuring and mixing multi-part nutrient formulas and storing various nutrients in separate containers. We also formulate a proprietary buffer into the nutrients that automatically adjusts tap water from around the country to the right pH ranges for plant growth.  Without this adjustment, tap water from many areas in the country will severely limit or inhibit plant growth in most aeroponic and hydroponic systems.

Integrated and Automated Lighting System. Hydroponic systems typically do not incorporate built-in lighting systems. Our indoor gardening products include built-in adjustable grow lights with ballast, reflector hood, grow bulbs and an electronic timer. Our integrated lighting systems include proprietary high-output compact fluorescent light bulbs that deliver a spectrum and intensity of light designed to optimize plant growth without natural light. In addition, our lighting system is fully automated and controlled by our microprocessor-based control panel described above. Variations in lighting are a differentiator in our product lines, and we have several gardens on the market with “50% more light and twice the height” of our initial gardens, allowing consumers to grow larger plants such as full-sized tomatoes in our indoor gardens, and deliver higher yields.

New Technologies in Development.  We continue to develop improvements in lights, nutrients, oxygenation, seed variety selection, and style and design innovations, each of which are applied to our products on an ongoing basis.

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

Gardener Market. The 2010 National Gardening Survey conducted by the National Gardening Association states that gardening is America’s number one hobby with more than 81 million households active in gardening.  Based upon this survey, there were estimated to be 36 million households participating in food gardening and 13 million households participating in fresh herb gardening.  We believe that our indoor gardening products and related products offer both expert and novice gardeners several major benefits not readily available through traditional gardening methods, including:

•	the ability to grow fresh herbs, lettuces, vegetables, tomatoes, and flowers year-round, regardless of indoor light levels or seasonal weather conditions;

•	the ability to easily start plants indoors during colder months and then transplant them outdoors at the onset of the outdoor growing season;

•	the ability to use stem cuttings to propagate multiple reproductions of the desired plants in our indoor gardening products; and

•	the ease of growing in our indoor gardens, in contrast to the toil associated with traditional gardening, including preparing the soil, planting, thinning, weeding, watering, and removing pests.

“Want-to-be” Gardener Market. We believe that many people have an interest in gardening but lack the knowledge, confidence, available space, equipment, or time to garden. We have observed the following barriers that often prevent people from gardening:

•	gardening requires an ongoing time commitment;

•	apartment, high-rise, and condominium dwellers often lack the land needed for a traditional garden;

•	gardening requires physical work, which can be a significant barrier to people with limited mobility or health issues;

•	buying the necessary equipment to garden can be expensive; and

•	gardening requires knowledge and expertise.

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

Home and Office Décor Market. Flowers are frequently used to brighten homes and offices worldwide. It is difficult to readily grow flowers indoors due to a lack of sufficient light and growing knowledge. As a result, people often use cut flowers, which are expensive, short-lived, and require ongoing maintenance. Our indoor gardening products enable colorful and fragrant flowers to be easily grown indoors year round. Flowers grown with our indoor gardening products will last for months with minimal care and maintenance. Flowers can be grown in a wide variety of indoor locations, including kitchen and bathroom countertops, living rooms, bedrooms, family rooms, offices, work stations, waiting rooms, and lobbies.

Products

AeroGarden Indoor Gardens.  We currently offer four different indoor garden models with list prices ranging from approximately $90 to $200 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusion of plant support systems.

Currently, our AeroGarden product line is divided into three main categories:

1.
AeroGarden 3 Series – The AeroGarden 3 series features the Advanced Growing System, grow lights, a smaller footprint, and an attractive, stylish design that makes it suitable for use as a decorative feature throughout the home or office.  AeroGarden 3s fit easily on kitchen counters, night stands, and end tables. Some models include upgraded trim and new finish designs such as the “Ladybug” garden targeted at all-family usage.  List prices range from $90 to $100.

2.	AeroGarden Classic Series – Includes our original products which feature the rainforest nutrient delivery system, automated lights, and reminder systems. List prices range from $150 to $170.

3.
AeroGarden Extra Series – AeroGarden 7 with extended lamp arms and greater light output for growing larger vegetables.  Some models also include stainless steel trim.  List prices range from $180 to $200.

AeroGarden Seed Kits.  We currently offer more than 40 seed kits for use in our indoor gardening products. These seed kits include pre-seeded bio-grow seed pods and a three-to-six-month supply of nutrients, including our patented formula for adjusting water quality. Our seed kits have list prices ranging from $13 to $20, and include:

•	Vegetable Gardens: cherry tomato, chili pepper, and salsa garden.

•	Herb Gardens: gourmet herbs, Italian herbs, and pesto basil.

•	Flower Gardens: cascading petunias, English cottage, scented blooms, and mountain meadow.

•	Salad Gardens: salad greens, romaine lettuce.

Our seed kits are sold to consumers for use with our indoor gardening products.  Individual seed kits are grown by consumers for three to six months and then new seed kits may be purchased for replanting.

AeroGarden Seed-Starting Kits.  Our line of Garden Starter Systems and Grow Anything Kits are designed to allow consumers to plant and grow their own seeds in the AeroGarden.  With our Garden Starter Systems, consumers can start up to 66 seedlings in our indoor gardens for transplant into their outdoor gardens when weather allows.  With the Grow Anything Kits, consumers can grow their own seeds to maturity in the AeroGarden, or transplant seeds outdoors when weather allows.

Other Accessories.  To complement and expand the functionality of our indoor gardening products, we have developed a variety of accessory products.

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

Integrated Marketing and Sales Channel Strategy

We consider our products to be an entirely new product category. A primary objective since launch has been to maximize the exposure of the product and educate consumers on the benefits of indoor gardening through an integrated marketing and distribution strategy.  We launched with a nationwide public relations campaign in 2006, and received extensive media exposure, with multiple features on national talk shows as well local television coverage, local and national print articles and blog and Internet pieces.  We combined the public relations launch with a retail and direct strategy focusing on high visibility partners and media, including product sales through retailers, national cataloguers, home shopping channels, direct television commercials, our own in-house direct response catalogue, internet sales, and inbound and outbound telemarketing.

Shift in Channel Strategy.  During the fiscal year ended March 31, 2010 (“Fiscal 2010”) we determined that broad distribution through the retail channel was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As a result, we terminated our relationships with certain retailers and re-focused our efforts on building our direct-to-consumer business.  During the fiscal year ended March 31, 2011 (“Fiscal 2011”) and Fiscal 2012, we further reduced our presence in the retail channel.  As of March 31, 2012, our products were being offered in approximately 500 storefronts in North America (down from approximately 7,500 during the fiscal year ended March 31, 2009, as well as through select online retailers.

To further our strategic shift towards direct-to-consumer selling, we began investigating the network marketing channel of distribution during Fiscal 2011 and Fiscal 2012.  Network marketing, which is also known as direct selling or multi-level marketing, involves person-to-person selling through independent distributors, which we believe represents a logical potential next step in our stated strategy to move the marketing and selling of AeroGrow products closer to the end consumer.  In April 2011, we entered into a Licensing Agreement with Cyrano Partners, LLC (“Cyrano”) under which Cyrano began to offer our products in the network marketing sales channel.  Simultaneously we entered into a Transaction Agreement with Cyrano to form a joint venture to pursue the network marketing sales channel, subject to the achievement of certain conditions precedent, including an obligation on the part of Cyrano to raise the capital necessary to fund the joint venture.  Cyrano was unable to satisfy the funding condition precedent and, in August 2011, the Licensing Agreement and the Transaction Agreement were terminated.  (For further information on the Cyrano transactions, please refer to Item 9B. Other Information of our Annual Report on Form 10-K for the year ended March 31, 2011.)  We believe that network marketing may represent a viable sales channel for our products and we are continuing to investigate potential strategies for entering this channel of distribution.

Direct Response Sales. In the fall of 2006, we launched an infomercial advertising campaign that began with 30-minute programming and was subsequently supplemented with 60-second and 120-second television commercials.  Since the fall of 2006, overall spending on television advertising has decreased as a percentage of the overall marketing budget, as we have been cash constrained and therefore focused our spending on the most efficient media channels. Although we did not spend any funds on television advertising in Fiscal 2012, we may resume television advertising in the future.

In 2007, we produced and began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In Fiscal 2012 we mailed approximately 900,000 catalogues.  With our catalogue sales we focus on remarketing to current customers and also prospecting for new customers using database marketing techniques.

We established our first consumer product website in the fall of 2006 and supplemented this website in late 2007 with search engine advertising, banner advertising, email campaigns and web affiliate programs.  In the fall of 2008 we took on in-house management of many of these programs from third-party providers and have seen resulting increases in efficiency.

A key focus of our web and catalogue marketing is to maximize the lifetime value of AeroGrow customers through repeat sales of our seed kits, light bulbs and accessories.

During Fiscal 2012, direct response sales represented 89.8% of our total net sales.

Retail Sales. Initial shipments to retailers commenced in March 2006.  Over the next several years, we rapidly grew our retail distribution and as of March 31, 2009 our products were being sold through approximately 7,500 stores in North America.  In Fiscal 2010 through Fiscal 2012, we reduced our sales to retailers as discussed above, and as of March 31, 2012 our products were being sold through approximately 500 stores in North America.  During Fiscal 2012, sales to retailers represented 8.6% of our total net sales.  Approximately 88.4% of our total sales to retailers represented sales to Canadian Tire Corporation in Fiscal 2012.

International Sales. We began testing international sales opportunities in the UK and Japan in late 2007, and have since expanded internationally into Australia, South Korea, Mexico, France and several other countries.  During Fiscal 2012, we sold products to third-party distributors in seven international markets, and international sales represented 1.6% of our total net sales.  International efforts in Fiscal 2012 were limited to supporting distribution in existing markets.  Material incremental expansion into new countries is not anticipated in the immediate future, but we plan to pursue international growth in future years as and when resources allow.

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

We believe that our simplified and complete indoor gardening products and current and planned methods of distribution offer significant benefits from these traditional hydroponic industry practices.  To date, we have discovered a kitchen design firm that has tried to introduce an indoor growing system into the market.  In our laboratory tests, these systems have performed at levels far below our own systems in terms of germination success, longevity, speed-of-growth and overall yields.

However, we recognize that there are other companies that are better funded and have greater experience in producing hydroponic products in commercial markets, or that have been more successful in manufacturing or selling consumer products or soil-based gardening products.

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

In July 2008 we opened a company-operated distribution center in Indianapolis, Indiana where we also produced and assembled our seed kits.  In May 2011, we closed this facility and moved all our North American distribution and seed kit assembly operations to a third-party logistics facility in Mexico, Missouri.  Indoor gardening products are shipped from China to the third-party fulfillment center in Missouri, as well as to third-party distribution facilities in countries outside North America.

Product Returns and Warranties

 To date, product returns have been within our expectations for both retail and direct-to-consumer sales.  At retail, we generally use a “destroy in field” methodology as the cost of shipping a used product back to us often does not justify the value of the recovered unit.  Our manufacturers provide us with replacement parts at no charge for products that are deemed defective due to materials or manufacturing complications. We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.

Intellectual Property

Our success and ability to compete are substantially dependent upon our internally developed technology and expertise.  While we rely on patent, copyright, trade secret, and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.  As of March 31, 2012, we have filed multiple patent applications in the United States and internationally to protect our inventions, and of these, four United States and three international patents have been issued.  In addition to patents, we maintain critical information about our products as trade secrets.

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

We intend to prosecute to protect our products and brand equity, when necessary and as we deem appropriate.

Governmental Regulation and Certification

We believe that we are in compliance with regulations in the United States and Canada concerning the shipping and labeling of seeds and nutrients. Currently, the components for the indoor garden system are ETL certified. These certifications confirm that the products have been tested and conform to a recognized level of fire and other safety standards for consumers. Such independent third-party certification is required for sales of products through many major retailers.

We believe that our costs of compliance with environmental laws will not be material.

Personnel

As of March 31, 2012, AeroGrow employed 21employees with 16 full-time and five part-time.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good. Historically, our outsourced business also included manufacturing, some telemarketing, infomercial production, fulfillment and shipping.  Additional employees and/or consultants may be hired in the future as our operations merit.

ITEM 1A.  RISK FACTORS

Our business, future performance and forward-looking statements are affected by general industry and market conditions and growth rates, general economic and political conditions in the United States, Canada and worldwide, competition, interest rate and currency exchange rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that may impact our business.

Risks Related to our Business, Products and Markets

We have incurred substantial net losses since inception and may never achieve profitability.

Since we commenced operations in 2002, and through March 31, 2012, we incurred substantial losses, including a net loss of $3,551,034 for the twelve month period ended March 31, 2012.  As of March 31, 2012, our losses have resulted in an accumulated deficit of $67,745,576.  The future success of our business will depend on our ability to profitably expand sales of our AeroGarden indoor garden systems, seed kits and accessory products, and develop new product extensions and applications.

We are subject to many of the risks common to developing enterprises, including undercapitalization, cash shortages, limited financial and other resources, and insufficient scale to be self-sustaining. There is no assurance that we will ever attain profitability.

Our financial condition may limit our ability to borrow funds or to raise additional equity as may be required to fund our future operations.

Our ability to borrow funds or raise additional equity may be limited by our financial condition.  In addition, a failure to obtain additional funding to support our working capital and operating requirements could prevent us from making expenditures that are needed to allow us to maintain our operations.  We anticipate raising additional capital in the form of equity, or by renewing our current working capital facility at its maturity, in order to support our inventory and other operating requirements during the fiscal year ending March 31, 2013.  In the event we cannot raise this additional funding, we will have to scale back on our operating plans for the current and future fiscal years.  There can be no assurance that we will be able to secure the additional capital in an amount and in time to support all of our operating plans.

We have shifted the focus of our business strategy toward the direct-to-consumer sales channels.  Failure to successfully develop our position in these channels could have an adverse impact on our future results of operations.

During Fiscal 2010, we announced a strategic shift to increase our focus on the direct-to-consumer business channels.  Since then we have dedicated a larger proportion of our capital and human resources to develop these channels.  Successfully growing these channels will require that we invest in revenue-generating media to attract new customers, effectively target our marketing messages to consumers, and develop ongoing relationships with consumers through excellence in our fulfillment, shipping and customer service operations.  There is no assurance that we will be successful in achieving these requirements, or that we can do so on a timely basis.  In the event we do not succeed in developing the direct-to-consumer channels as we intend, there could be a material adverse impact on our business, prospects, results of operations, and financial condition.

We have effectively transitioned our business away from the retail distribution channel.  Unless our direct-to-consumer strategy is successful, this change in channel strategy could have a material adverse impact on our business.

In the fiscal year ended March 31, 2012, approximately 8.6% of our net sales were to retailer customers.  As a result of our transition to a direct-to-consumer business model, we have discontinued sales to all but one of our former retail chain store customers.  Unless the direct-to-consumer distribution model is successful, this change could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We currently sell to only one major “brick and mortar” retail chain store customer, Canadian Tire Corporation (“CTC”).  The loss of this customer could have a material adverse impact on our business.

In Fiscal 2012, our net sales to CTC totaled $627,730, representing 7.6% of our total net sales.  The loss of CTC as a customer, or a significant decline in orders from CTC could materially affect our sales of indoor garden systems, seed kits and accessories, and therefore have a material adverse effect on our business, prospects, results of operations, and financial condition.

Because we have a limited operating history under our current direct-to-consumer-focused strategy, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history subsequent to our change in strategy to focus on the direct-to-consumer channels of distribution.  Since commencing operations in 2002, and including the fiscal years following our shift in strategy, we have not achieved profitability in any fiscal year.  We continue to face the challenges inherent in smaller and/or early stage companies, including difficulties and delays in connection with the production and sales of our indoor garden systems, reliance on a small number of products and manufacturers, operational difficulties, and difficulty in estimating future sales, production requirements and costs, and administrative costs.  If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.  We may incur additional expenses and losses in the further implementation of our business plan.  We may not be able to improve operations and therefore may never become profitable.

A worsening of the economy, particularly in the United States and Canada, could materially adversely affect our business.

The success of our business operations depends significantly on consumer confidence and spending, which deteriorated during the recently experienced worldwide economic downturn.  A re-occurrence of the economic downturn and the consequent impact on consumer spending, particularly in the United States and Canada, could adversely impact our revenue, ability to market our products, build customer loyalty, or otherwise implement our business strategy.  In such a scenario, we would experience a material adverse effect on our business, prospects, results of operations, and financial condition.

Our future success is completely dependent on our ability to market our indoor garden systems, seed kits and accessory products and generate consumer acceptance on a broader scale.

We have introduced our indoor garden systems and seed kits as new products to consumer markets unfamiliar with their use and benefits.  Although we believe that we have penetrated only a small portion of the potential market for our products, our marketing efforts may not generate widespread consumer adoption.  If our marketing strategies fail to attract customers, our product sales may not produce future revenue sufficient to meet our operating expenses or fund our future operations.  Our business, prospects, results of operations, and financial condition will be materially and adversely affected.

If we are unable to recruit, train and retain key personnel necessary to operate our business, our ability to successfully manage our business and develop and market our products may be harmed.

To maintain our business position, we will need to attract, retain, and motivate highly skilled design, development, management, accounting, sales, merchandising, marketing, and customer service personnel.  Competition for many of these types of personnel can be intense, depending on general economic conditions, alternative employment options, and job location.  As a result, we may be unable to successfully attract or retain qualified personnel. Additionally, any of our officers or employees can terminate their employment with us at any time. The loss of any key employee, or our inability to attract or retain other qualified employees, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

As a result of the economic downturn, decline in consumer spending and the consequent impact on the sales of our products, we restructured our operations and implemented a substantial workforce reduction.  These actions could adversely impact the morale and performance of our remaining employees and our ability to hire new personnel.

Our business was adversely impacted by the deterioration in the global economy and the consequent impact on our various channels of distribution.  We restructured our business operations in order to re-size our overhead costs and streamline our distribution, fulfillment, and manufacturing operations.  This resulted in a substantial decrease in the number of our full-time employees.  In addition, during Fiscal 2012 we instituted a temporary furlough program that impacted most employees, and instituted a salary deferral program for our senior management.  In total, these actions could have unintended impact on our remaining employees, could lead to a decline in employee morale, and could lead to a loss of additional personnel over and above the level desired by the Company.  In the event of such employee attrition, we may not be able to replace the lost personnel on a timely basis, or with individuals having the same level of skills.  In either case, our business prospects, results of operations and financial condition could be materially and adversely affected.

Our current or future manufacturers could fail to fulfill our orders for indoor garden systems, which would disrupt our business, increase our costs, and could potentially cause us to lose our market.

We currently depend on three contract manufacturers in China to produce our indoor garden systems. These manufacturers could fail to produce the indoor garden system to our specifications or in a workmanlike manner and may not deliver the systems on a timely basis. Our manufacturers must also obtain inventories of the necessary parts and tools for production. Although we own the tools and dies used by our manufacturers, our manufacturers operate in China.  As a result, our manufacturers may be subject to business risks that fall outside our control, including but not limited to, political, currency, and regulatory risks, each of which may affect the manufacturer’s ability to fulfill our orders for indoor garden systems. In addition, weather or natural disasters in China could disrupt our supply of product.  Any change in manufacturers could disrupt or delay our ability to fulfill orders for indoor garden systems while we search for alternative supply sources, provide specifications, and test initial production.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

Our revenue and level of business activity are highly seasonal, requiring us to staff our operations, incur overhead and marketing costs, purchase and manufacture inventory, and incur other operating costs in advance of having firm customer orders for our products.  A material variance in actual orders relative to anticipated orders could have an adverse impact on our business.

For the fiscal year ended March 31, 2012, approximately 49.0% of our total net sales occurred during four consecutive calendar months (November through February).  We must therefore estimate sales in advance of the anticipated peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.   Shortfalls in actual demand for our products, relative to our forecast, could result in a significant loss of revenue due to lack of adequate product inventory.  Alternatively, a shortfall in actual demand for our products during peak months could cause us to liquidate excess inventory at a loss or at substantially lower margins.  In any of these cases, we may not generate enough revenue to cover expenses incurred throughout the balance of the year.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

We are highly reliant upon a single distribution and assembly facility.  Any material disruption to the operation of this facility could adversely affect our business.

All of our North American fulfillment and distribution operations, and the entirety of our seed kit assembly operations are located in a third-party-managed facility based in Mexico, Missouri.  Any material disruption to the operation of this facility, whether caused by internal or external factors could have a material adverse effect on our business prospect s, results of operations and financial condition.

We rely on third-party providers in our manufacturing, warehouse, distribution, order processing, and fulfillment operations. If these parties are unwilling to continue providing services to us, or are unable to adequately perform such services for us on a cost effective basis, our business could be materially harmed.

We engage third parties to perform certain critical functions supporting our business operations.  Any disruption in our relationship with any of our vendors could cause significant disruption to our business and we may not be able to locate another party that can provide comparable services in a manner that is timely, consistent with our business plan, or on acceptable commercial terms.   Our business prospects, results of operations and financial condition would be materially and adversely affected.

Our intellectual property and proprietary rights give us only limited protection, and can be expensive to defend.

Our ability to produce and sell indoor garden systems exclusively depends in part on securing patent protection for the components of our systems, maintaining various trademarks, and protecting our operational trade secrets. To protect our proprietary technology, we rely on a combination of patents pending (and if granted, patents), trade secrets, and non-disclosure agreements, each of which affords only limited protection. We own the rights to four patents which have been issued in the United States and three patents which have issued internationally.  All of our intellectual property rights may be challenged, invalidated, or circumvented.  Claims for infringement may be asserted or prosecuted against us in the future and we may not be able to protect our patents, if any more are obtained, and intellectual property rights against others. Our former employees or consultants may violate their non-disclosure agreements, leading to a loss of proprietary intellectual property. We could also incur substantial costs to assert our intellectual property or proprietary rights against others and our business prospects, results of operations and financial condition would be materially and adversely affected..

We may face significant competition, and if we are unable to compete effectively, our sales may be adversely affected.

We believe that our complete indoor garden systems offer significant benefits over traditional hydroponic industry products.  There are companies in a variety of related markets including but not limited to, consumer electronics, commercial hydroponics, gardening wholesale, and soil-based gardening that are larger, better funded, have more recognizable brand names, and have experience in our channels of distribution.  These companies could potentially decide to develop products to compete with our products. These companies could use hydroponic technologies, and could achieve better consumer acceptance.  The success of any competing products may have a material adverse effect on our business prospects, results of operations and financial condition.

Increases in energy prices, resulting from general economic conditions, or other factors, may raise our cost of goods sold and adversely affect our business, results of operations and financial condition.

Energy costs, especially gasoline and fuel costs, are significant expenses in the delivery of our products. Increased costs resulting from general economic conditions, war, acts of nature, or other factors, may result in declining margins and operating results if market conditions prevent us from passing these increased costs on to our customers through timely price increases on our products.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

Our current AeroGarden manufacturers are located in China and therefore our product costs may be subject to fluctuations in the value of the dollar against the Chinese currency.

Although we purchase our AeroGarden products in U.S. dollars, the prices charged by our factories are predicated upon their cost for components, labor and overhead. Therefore, changes in the valuation of the U.S. dollar in relation to the Chinese currency may cause our manufacturers to raise prices of our products which could reduce our profit margins and have a material adverse effect on our business prospects, results of operations and financial condition.

If our indoor garden systems fail to perform properly, our business could suffer with increased costs and reduced income.

From our inception through March 31, 2012, we have sold approximately 1.1 million AeroGardens and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have a material adverse effect on our business prospects, results of operations and financial condition.

From time to time, we may be subject to litigation that, if decided adversely to us, could have a material adverse impact on our financial condition.

From time to time, we are a party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business.  We cannot estimate with certainty our ultimate legal and financial liability with respect to such litigation.  Although we do not believe that any current litigation poses a material threat to our business, defense of any lawsuits or proceedings, even if successful, may require management to spend a substantial time and attention on the part of our management personnel that otherwise would be spent on other aspects of our business, and may requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits also may result in significant payments and modifications to our operations. In addition, we also may be subject to adverse publicity as a result of litigation. Any of these events could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

As of March 31, 2012, we had 20,994,160 common shares issued and outstanding.  On April 11, 2012, we completed a restructuring of our debt and equity accounts that involved the conversion of secured debt and preferred equity into 392,854,704 shares of common stock.  As a result, there was a substantial increase in the number of our common shares outstanding.  In addition, during the period May 10, 2012 through May 31, 2012, we temporarily reduced the exercise price on all of our common stock warrants to $0.01 per share to incent the holders to exercise the warrants.  As a result of this program, we issued 162,445,880 shares of common stock pursuant to the exercise of warrants.  As of June 15, 2012, we had 576,294,744 common shares issued and outstanding.  (Please refer to Note 8 “Subsequent Events” to our consolidated financial statements for additional information regarding the restructuring and the temporary reduction in the exercise prices of our warrants.)

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

Our outstanding warrants, options and any additional future obligations to issue our securities to various parties, may dilute the value of an investment in AeroGrow.  In addition, the terms and conditions of these securities could significantly impact the price of our common shares, and could adversely impact our ability to raise additional equity capital.

As of March 31, 2012, we had reserved for issuance up to approximately 222 million additional shares of common stock under the terms of outstanding convertible notes, warrants, options, conversion of Series A Convertible Preferred and other arrangements.

On April 11, 2012, we completed a restructuring of our debt and equity accounts that involved the conversion of all of our outstanding secured convertible debt and all of the Series A Convertible Preferred shares into 392,854,704 shares of common stock.  In addition, during the period May 10, 2012 through May 31, 2012, 162,445,880 common stock warrants were exercised pursuant to a program under which we temporarily reduced the exercise price on all of our common stock warrants to $0.01 per share.  (Please refer to Note 8 “Subsequent Events” to our consolidated financial statements for additional information regarding the restructuring and the temporary reduction in the exercise prices of our warrants.)  As of May 31, 2012, we had reserved for issuance up to approximately 63.5 million additional shares of common stock under the terms of the remaining warrants and options to purchase our common stock.

For the length of time the warrants and options are outstanding, the holders will have an opportunity to profit from a rise in the market price of our common stock without assuming all the risks of common share ownership. This may adversely affect the terms upon which we can obtain additional capital. The holders of such derivative securities would likely exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the notes, warrants or options.

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

To raise working capital, we offered common stock and warrants in private transactions that we believed to be exempt from registration under the Securities Act and state securities laws. In 2004, we conducted a state-registered offering in Colorado of common stock and warrants, intended to be exempt from registration under the Securities Act as an intrastate offering. However, because we are incorporated in Nevada, the offering did not satisfy all of the requirements for an intrastate offering. This could result in investors or regulators asserting that the Colorado offering and/or private offerings subsequent to the Colorado offering (if the private offerings were integrated with the Colorado offering) violated the Securities Act. There can be no assurance that investors or regulators will not be successful in asserting a claim that these transactions should not be integrated. In the event that one or more investors seeks rescission, with resulting return of investment funds and interest at a market rate, or that state or federal regulators seeks sanctions against us or our principals, we would spend time and financial resources to pay expenses for defense, rescission awards, or regulatory sanctions. The use of funds would reduce the capital available to operate our business. No assurance can be given regarding the outcome of any such actions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     DESCRIPTION OF PROPERTY

We lease a 9,868 square foot office space in, Boulder, Colorado, with a current monthly rent of $9,046, which is subject to 3.5% annual increases.  We also pay our proportionate share of building taxes, insurance and operating expenses. The lease term continues until September 30, 2014, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

During the first two months of Fiscal 2012 (April and May of 2011), we also rented approximately 90,400 square feet of warehouse and manufacturing space in Indianapolis, Indiana at the rate of $16,950 per month.  We closed this facility and terminated the lease in May 2011.

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the OTCQB market tier under the symbol AERO.

Price Range of Common Stock

The following table sets forth, for the periods indicated, the high and low daily closing prices of our common stock for the two most recently completed fiscal years while trading on the markets noted above.

	Fiscal Year Ended 3/31/12		Fiscal Year Ended 3/31/11
	High	Low	High	Low
1st Quarter - Ended June 30	$0.060	$0.020	$0.190	$0.130
2nd Quarter - Ended Sept 30	$0.030	$0.010	$0.160	$0.050
3rd Quarter - Ended Dec 31	$0.100	$0.010	$0.100	$0.050
4th Quarter - Ended Mar 31	$0.030	$0.010	$0.090	$0.035

Holders

As of June 15, 2012, we had approximately 606 holders of record of our common stock.  A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for additional information about holders of our common stock.

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

Equity Compensation Plan Information

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report under the heading “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the quarter ended March 31, 2012.

ITEM 6.     SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data
	Fiscal Years ended March 31,
	2012	2011	2010
Revenues	$8,230,424	$11,313,212	$17,251,347
Cost of revenue	4,164,676	7,928,687	11,846,399
Gross profit	4,065,748	3,384,525	5,404,948
Operating Expenses
Research and development	48,669	187,178	424,741
Sales and marketing	2,031,043	3,760,290	6,104,742
General and administrative	2,278,491	3,116,446	5,112,647
Total operating expenses	4,358,203	7,063,914	11,642,130

Loss from operations	(292,455)	(3,679,389)	(6,237,182)

Other (income) expense	3,258,579	4,242,351	94,023
Net loss	$(3,551,034)	$(7,921,740)	$(6,331,205)

Net loss per share, basic and diluted	$(0.18)	$(0.56)	$(0.50)
Weighted average number of common
shares outstanding, basic and diluted	19,516,701	14,240,761	12,564,140

Consolidated Balance Sheet Data	March 31,
	2012	2011	2010
Cash and cash equivalents	$501,577	$355,781	$249,582
Total assets	$4,379,004	$6,234,896	$6,843,780
Total liabilities	$9,501,046	$8,086,171	$10,170,710
Total stockholders’ equity (deficit)	$(5,122,042)	$(1,851,275)	$(3,326,930)

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

Executive Overview

            We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded our operations and currently offer four different indoor garden models, more than 50 seed kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in seven other countries.

Beginning in the fiscal year ended March 31, 2010 (“Fiscal 2010”), and continuing through the fiscal year ended March 31, 2012 (“Fiscal 2012”), we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer confidence and spending.  We also determined that broad distribution through retail channels was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.  As of March 31, 2012, our products were offered in approximately 500 storefronts in North America, as compared to approximately 575 stores as of March 31, 2011.  Going forward, we plan to continue selling through our largest retailer customer that comprised approximately 88.4% of our sales to retailers during Fiscal 2012.

Beginning in late Fiscal 2010 and continuing through Fiscal 2012, we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity.  To position our business for the future, we increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 0.9 million catalogues mailed in Fiscal 2012, significantly increased our web-selling presence and developed a robust e-mail marketing program.  In addition, we have tested print ads in national magazines, infomercials, mall kiosks, and long-form and short-form infomercials, and may increase our use of these marketing vehicles in the future.  In Fiscal 2012, approximately 89.8% of our total sales were to direct customers.

To further our strategic shift towards direct-to-consumer selling, we began investigating the network marketing channel of distribution during Fiscal 2011.  Network marketing, which is also known as direct selling or multi-level marketing, involves person-to-person selling through independent distributors, which we believe represents a potential next step in our stated strategy to move the marketing and selling of AeroGrow products closer to the end consumer.  In April 2011, we entered into a Licensing Agreement with Cyrano Partners, LLC (“Cyrano”) under which Cyrano began to offer our products in the network marketing sales channel.  Simultaneously we entered into a Transaction Agreement with Cyrano to form a joint venture to pursue the network marketing sales channel, subject to the achievement of certain conditions precedent, including an obligation on the part of Cyrano to raise the capital necessary to fund the joint venture.  Cyrano was unable to satisfy the funding condition precedent and, in August 2011, the Licensing Agreement and the Transaction Agreement were terminated.  We believe that network marketing may represent a viable sales channel for our products, and are continuing to investigate potential strategies for entering this channel of distribution.

During Fiscal 2010 we began the process of restructuring our balance sheet and began efforts to re-capitalize the Company to address cash and liquidity constraints that were severe, at times, and had a material impact on the operations of the business.  During Fiscal 2010 we issued approximately $6.7 million of convertible preferred stock, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  During the fiscal year ended March 31, 2011 (“Fiscal 2011”), we issued $7.0 million in Subordinated Secured Convertible Notes and $1.5 million in short-term working capital debt (see additional detail under the caption “Liquidity and Capital Resources”).  In Fiscal 2012, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in short-term working capital debt, restructured the payment schedule for a $2.1 million note payable to a supplier, and received approval from our shareholders and affected creditors to convert our Series A Preferred Stock and Subordinated Secured Convertible Notes into common stock  (see additional detail on these transactions under the caption “Liquidity and Capital Resources” and in Note 8 “Subsequent Events” to our consolidated financial statements).  The conversions of our convertible securities were completed on April 11, 2012 (the first month of the fiscal year ended March 31, 2013).  In addition, during May 2012, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, resulting in $1.59 million of new common equity capital from warrant exercises.

As a result, of these efforts, we believe we can meet our cash requirements for the next twelve months.  We do intend to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event, we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

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

	March 31,	March 31,
	2012	2011
Finished goods	$913,267	$1,351,245
Raw materials	871,157	1,196,325
	$1,784,424	$2,547,570

We determine an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2012 and 2011, the Company had reserved $103,401 and $848,794, respectively, for inventory obsolescence.

Revenue Recognition

We recognize revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2012 and March 31, 2011, the Company had accrued $37,955 and $23,889 respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.   Based upon the foregoing, we have recorded as of March 31, 2012 and March 31, 2011 a provision for potential future warranty costs of $8,304 and $22,105, respectively.

We reserve for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods. This allowance is deducted from payments made to us by such retailers. As of March 31, 2012 and March 31, 2011, the Company has recorded a reserve for customer returns of $27,258 and $44,315, respectively.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges paid by customers are included in product sales.

Stock Based Compensation

We account for share-based payments in accordance with ASC 710-10-55 (prior authoritative guidance: FASB Statement 123(R) Shared-Based Payment).  We use the Black-Scholes option valuation model to estimate the fair value of stock option awards issued under ASC 710-10-55. For the years ended March 31, 2012, March 31, 2011, and March 31, 2010, equity compensation in the form of stock options and grants of restricted stock that vested totaled $258,892, $138,804, and $452,393, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Years ended
	March 31, 2012	March 31, 2011	March 31, 2010
General and administrative	$168,560	$69,295	$319,673
Research and development	-	-	6,644
Sales and marketing	90,332	69,509	126,076
Total	$258,892	$138,804	$452,393

Advertising and Production Costs

We expense all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  We record media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with ASC 340-20-25 (prior authoritative guidance: Statement of Position, “No. SOP 93-7” Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2012 and March 31, 2011, the Company had deferred $2,524 and $3,386, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2012, March 31, 2011 and March 31, 2010 were $751,456, $1,542,939, and $2,299,431, respectively.

Research and Development

Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Deferred Debt Issuance Costs

We capitalize debt issuance costs that are directly attributable to realizing the proceeds of the debt issued and these costs are amortized over the contractual life of the debt using the effective interest method.

New Accounting Pronouncements

In May 2011, the FASB issued ASC Update 2011-04 (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASC update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance includes changes to how and when the valuation premise of highest and best use applies, clarification on the application of blockage factors and other premiums and discounts, as well as new and revised disclosure requirements. This ASC update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on our financial statements.

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

Inflation and Seasonality

We do not currently expect inflation to have a significant effect on our operations. Because our indoor garden systems are designed for an indoor gardening experience, we experience slower sales in the United States and Canada during the late spring and summer months when our consumers may tend to garden outdoors.  In addition, we have experienced increased sales during the holiday season in the fourth calendar quarter (the third quarter of our fiscal year).  We sell to our international distributors in U.S. Dollars thereby minimizing effects from currency fluctuations.  We purchase our gardens and other accessory products from Chinese manufacturers, and these purchases are denominated in U.S. Dollars.  However, over time, the cost of the products we procure from China may be affected by changes in the value of the U.S. Dollar relative to the Chinese currency and/or by labor and material cost increases faced by our Chinese manufacturers.

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last three fiscal years:

	Fiscal Years Ended March 31,
	2012	2011	2010
Net revenue
Direct-to-consumer	89.8%	79.3%	57.5%
Retail	8.6%	19.1%	40.1%
International	1.6%	1.6%	2.4%
Total net revenue	100.0%	100.0%	100.0%

Cost of revenue	50.6%	70.1%	68.7%
Gross profit	49.4%	29.9%	31.3%

Operating expenses
Research and development	0.6%	1.7%	2.5%
Sales and marketing	24.7%	33.2%	35.4%
General and administrative	27.7%	27.5%	29.6%
Total operating expenses	53.0%	62.4%	67.5%

Loss from operations	-3.6%	-32.5%	-36.2%

Total other (income)/expense, net	39.6%	37.5%	0.4%

Net loss	-43.2%	-70.0%	-36.7%

Fiscal Years Ended March 31, 2012 and March 31, 2011

Summary Overview

For the fiscal year ended March 31, 2012 (“Fiscal 2012”), our net sales totaled $8,230,424, a decrease of 27.2% from the fiscal year ended March 31, 2011 (“Fiscal 2011”).

Our sales to retailer customers declined by 67.1% to $710,471, representing almost half of the overall sales decrease we experienced during Fiscal 2012.  The reduction in sales to retailers reflected a combination of factors, but principally reflected our decision to de-emphasize sales to retailers because of the higher risk and lower margins associated with these sales.  In addition, due to severe cash constraints experienced during Fiscal 2012, we were unable to procure inventory to meet demand from our retailer customers, which had a significant adverse effect on our sales to retailers in Fiscal 2012.  As of March 31, 2012, our products were being carried in approximately 500 retail storefronts, as compared to approximately 575 a year earlier.

Our direct-to-consumer sales also declined, by 17.7% to $7,386,847, principally because of a 51.3% decrease in our spending on revenue-generating advertising, reflecting our increased utilization of electronic marketing media, the impact of cash constraints we experienced in our first and second fiscal quarters, and the impact of an initiative to test the network marketing sales channel that began in late April 2011 and continued through the first week of August 2011.  As part of that test we increased the average pricing on our products and reduced our promotional activity in other channels, which resulted in reduced demand for our products through our direct response and retail channels during that time period.  Nonetheless, we did deliver a 68.9% year-over-year increase in the efficiency of our marketing efforts during Fiscal 2012, as measured by dollars of direct-to-consumer sales per dollar of advertising expense, which partially offset the impact on sales of the decline in advertising spending.  Sales per dollar of advertising expense totaled $9.83 during Fiscal 2012, as compared to $5.82 per dollar of advertising expense in Fiscal 2011.  Sales to international distributors also fell in Fiscal 2012, by 25.8% to $133,106, as we did not promote international sales and relied exclusively on reorders from our existing customers.

The combination of these factors resulted in a year-over-year decline in total net sales of 27.2% to $8,230,424 in Fiscal 2012.

Our gross margin for Fiscal 2012 was 49.4%, up from 29.9% in the prior year.  The increase in percentage margin reflected a variety of factors experienced during Fiscal 2012, including a greater mix of higher-margin direct-to-consumer and seed kit and accessory revenue, higher average pricing, and efficiencies achieved in our assembly, fulfillment, and distribution operations.

Operating expenses for Fiscal 2012 totaled $4,358,203, 38.3% or $2,705,711 lower than the prior fiscal year.  This decrease reflected a variety of cost saving initiatives, staffing reductions, and lower spending on advertising and promotion.  Sales and marketing costs were reduced by 46.0%, including a $791,483, or 51.3% reduction in advertising spending caused in large part by the cash constraints we experienced during the first and second fiscal quarters of Fiscal 2012, as well as by a shift in our spending toward less expensive electronic media.  General and administrative expense totaled $2,278,491 during Fiscal 2012, and was down 26.9%, or $837,955, from Fiscal 2011.  The lower general and administrative expense primarily reflected the impact of lower headcount and a furlough program we implemented in the second fiscal quarter of Fiscal 2012, as well as spending reductions in all areas, including legal expenses, administration, and facility and office-related expenses.  Research and development costs also declined year-over-year, by $138,509 in Fiscal 2012, reflecting lower headcount and reduced product development activity relative to the prior fiscal year.

Our loss from operations totaled $292,455 for Fiscal 2012, as compared to a loss of $3,679,389 in the prior year.  The lower loss reflected the impact of margin improvements, cost savings initiatives and lower media spending which offset the impact of lower sales during Fiscal 2012.

Other expense for Fiscal 2012 totaled $3,258,579 as compared to $4,242,351 in the prior year. The net other expense in Fiscal 2012 included $2,918,040 in non-cash expense related to: (i) the amortization of deferred financing costs, and (ii) the amortization of a calculated debt discount (including amounts accelerated because of the conversion of convertible debt into common stock during the period).  The vast majority of these charges related to convertible notes issued during Fiscal 2011.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the three-year life of the notes, as are the related financing costs.  In addition, current year other expense included $415,405 in net gains related to negotiated discounts on accounts payable and debt balances.  In Fiscal 2011, other expense included the impact of $3,267,566 in non-cash expense related to deferred financing costs and debt discount amortization.

Our net loss for Fiscal 2012 totaled $3,551,034, down $4,370,706 from the prior year due to the reduced operating loss and the year-over-year reduction in net other expense.

Revenue

The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2012, and March 31, 2011:

	Quarters ended				Year ended
	30-Jun-10	30-Sep-10	31-Dec-10	31-Mar-11	31-Mar-11
Sales – direct-to-consumer	$1,546,935	$1,071,606	$3,563,597	$2,794,396	$8,976,534
Sales – retail	191,578	287,373	1,366,060	312,200	2,157,211
Sales – international	79,506	20,638	73,214	6,109	179,467
	$1,818,019	$1,379,617	$5,002,871	$3,112,705	$11,313,212

	Quarters ended				Year ended
	30-Jun-11	30-Sep-11	31-Dec-11	31-Mar-12	31-Mar-12
Sales – direct-to-consumer	$1,292,889	$1,268,479	$2,798,393	$2,027,086	$7,386,847
Sales – retail	151,024	197,658	206,007	155,782	710,471
Sales – international	35,990	31,382	21,545	44,189	133,106
	$1,479,903	$1,497,519	$3,025,945	$2,227,057	$8,230,424

In Fiscal 2012, revenue totaled $8,230,424, a decrease of $3,082,788, or 27.2%, from Fiscal 2011.

Almost half of the overall sales decline resulted from a $1,446,740, or 67.1%, year-over-year reduction in our sales to retailers, to $710,471 in Fiscal 2012, from $2,157,211 in Fiscal 2011.  The decrease in our sales to retailers principally reflected our strategic decision to reduce our exposure to the retail channel because of the low margins and high capital requirements associated with sales into this channel.  As a result of this decision, we discontinued our relationships with a number of retailers that had previously carried our products.  In addition, due to severe cash constraints experienced during Fiscal 2012, we were unable to procure inventory to meet demand from our retailer customers, which had a material adverse impact on our sales to retailers in Fiscal 2012.  As of March 31, 2012, AeroGrow products were being sold through approximately 500 traditional “brick and mortar” storefronts in the United States and Canada, as compared to approximately 575 as of March 31, 2011.  Because of the potential impact of non-“brick and mortar” retailers, including online retailers and television shopping channels, which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

Direct-to-consumer sales for Fiscal 2012 totaled $7,386,847, down $1,589,687, or 17.7%, from the prior year period.  The decrease was primarily caused by a 51.3% year-over-year reduction in the amount of revenue-generating media spent during the period, reflecting our increased utilization of electronic marketing media, such as online advertising and e-mail, which is less expensive than traditional catalogue mailings, cash constraints we experienced in our first and second fiscal quarters, and the impact of an initiative to test the network marketing sales channel that began in late April 2011 and continued through the first week of August 2011.  As part of that test we increased the average pricing on our products and reduced our promotional activity in other channels, which resulted in reduced demand for our products through our direct response and retail channels during that time period.  These effects on direct-to-consumer sales were partially offset by a 68.9% increase in media effectiveness, which increased direct-to-consumer sales per dollar of advertising expense to $9.83 during Fiscal 2012, from $5.82 per dollar of advertising expense in Fiscal 2011.

International sales for Fiscal 2012 totaled $133,106, down $46,361 from Fiscal 2011.  At this time we are not attempting to develop our international markets and therefore sales in both periods reflect the timing of reorders from existing international distributors only.  As of March 31, 2012, our products were being sold in seven countries outside the United States and Canada, principally in Europe, Asia and in Australia.

The following table presents our quarterly sales by product category, in U.S. Dollars and as a percent of total net revenue, for Fiscal 2012 and Fiscal 2011.

	Quarters ended				Year ended
	30-Jun-10	30-Sep-10	31-Dec-10	31-Mar-11	31-Mar-11
Product Revenue
AeroGardens	$1,108,992	$510,458	$3,251,866	$1,462,971	$6,334,287
Seed kits and accessories	709,027	869,159	1,751,005	1,649,734	4,978,925
Total	$1,818,019	$1,379,617	$5,002,871	$3,112,705	$11,313,212
% of Revenue
AeroGardens	61.0%	37.0%	65.0%	47.0%	56.0%
Seed kits and accessories	39.0%	63.0%	35.0%	53.0%	44.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Quarters ended				Year ended
	30-Jun-11	30-Sep-11	31-Dec-11	31-Mar-12	31-Mar-12
Product Revenue
AeroGardens	$547,564	$475,184	$1,694,529	$979,905	$3,697,182
Seed kits and accessories	932,339	1,022,335	1,331,416	1,247,152	4,533,242
Total	$1,479,903	$1,497,519	$3,025,945	$2,227,057	$8,230,424
% of Revenue
AeroGardens	37.0%	31.7%	56.0%	44.0%	44.9%
Seed kits and accessories	63.0%	68.3%	44.0%	56.0%	55.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

AeroGarden sales totaled $3,697,182 in Fiscal 2012, down $2,637,105 or 41.6%, from the year earlier period, reflecting the impact of the reduction in sales to retailers, reductions in direct-to-consumer advertising, inventory out-of-stock conditions for certain garden models during portions of the current year period, and the effect of increased prices on all garden models as part of an initiative to test our products in the network marketing sales channel, which had a dampening effect on demand for AeroGardens beginning in late April 2011 and continuing through the first week in August 2011.  Sales of seed kits and accessories also declined, by $445,683, or 9.0%, with the better sales performance of seed kits and accessories relative to AeroGardens reflecting targeted web-based promotions during the current year period, sufficient inventory throughout the period, a more modest impact from price increases than on AeroGardens, and a lower sensitivity to reduced advertising expenditures.  On a cumulative basis, we have sold approximately 2.5 million after-market seed kits to-date.  In Fiscal 2012, sales of seed kits and accessories represented 55.1% of our total net revenue, up from 44.0% in the prior fiscal year.

Cost of Revenue

Cost of revenue for Fiscal 2012 totaled $4,164,676, a 47.5% decrease from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing, and duties and customs fees applicable to products imported. The dollar amount of cost of revenue decreased because of the decrease in total sales, as well as cost reductions in our seed kit assembly, fulfillment, and distribution operations.  As a percent of total revenue, cost of revenue totaled 50.6% in Fiscal 2012, as compared to 70.1% in the year earlier period.  The decrease in costs as a percent of revenue reflected a greater mix of higher-margin direct-to-consumer and seed kit and accessory revenue, higher average pricing, and efficiencies achieved in our assembly, fulfillment, and distribution operations.

Gross Margin

Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product; in retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing costs.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash-in-advance terms with the distributors bearing all of the marketing and distribution costs within their territories.  As a result, international sales generally have lower margins than domestic retail sales.  Overall, the gross margin for Fiscal 2012 was 49.4% as compared to 29.9% in the prior year.

Sales and Marketing

Sales and marketing costs for Fiscal 2012 totaled $2,031,043, a reduction of $1,729,247, or 46.0%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for Fiscal 2012 and Fiscal 2011:

	Fiscal Years Ended March 31,
	2012	2011
Advertising	$751,456	$1,542,939
Salaries and related expenses	998,963	1,425,104
Sales commissions	9,003	93,353
Trade shows	--	7,518
Other	271,621	691,376
	$2,031,043	$3,760,290

Advertising is principally made up of the costs of developing and airing our infomercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these can be key components of our integrated marketing strategy because they generate direct-to-consumer sales and help build awareness of, and consumer demand for, our products in all our channels of distribution.  Advertising expense totaled $751,456 for Fiscal 2012, a year-over-year decrease of 51.3%, or $791,483, reflecting fewer catalogues mailed during the current year period, and reductions in all areas of advertising activity because of our cash constraints, particularly during the first and second fiscal quarters.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  Personnel costs for sales and marketing in Fiscal 2012 were $998,963, down 29.9% from Fiscal 2011, principally because of staff reductions.

Sales commissions, generally 5% of cash collections from our retailer customers, are paid to third-party sales representative organizations that assist us in developing and maintaining our relationships with retailers.  Sales commission expense totaled $9,003 for the fiscal year ended March 31, 2012, down 90.4% from the prior fiscal year.  The year-over-year decline in sales commission expense resulted from the combined effect of the decline in sales to retailers during Fiscal 2012, and a reduction to our estimate of accrued sales commissions during the year.

Other marketing expenses decreased year-over-year because of reductions in travel expense, inventory storage fees, order processing costs, and generally reduced spending in a variety of categories.

General and Administrative

General and administrative expense for the fiscal year ended March 31, 2012 totaled $2,278,491, down $837,955, or 26.9% from the prior fiscal year.  The decrease reflected the impact of lower headcount and an employee furlough program implemented during the summer months, a $366,371 reduction in depreciation and amortization expense, as well as spending reductions in all areas, including legal expenses, administration, and facility and office-related expenses.

Research and Development

Research and development costs totaled $48,669 for Fiscal 2012, a decline of $138,509, or 74.0%, from the prior fiscal year.  Research and development costs comprise the costs associated with our staff that develops new AeroGarden models and technologies, and our plant laboratories that research new plant varieties that will grow well in our AeroGarden products, as well as technologies such as improved lighting and nutrient formulation and delivery to enhance the performance of our products.  The decrease in research and development spending in Fiscal 2012 principally reflected lower employee expense resulting from staffing reductions and the furlough program, as well as a decrease in new product development activity during the year.

Operating Loss

The loss from operations totaled $292,455 for the fiscal year ended March 31, 2012, $3,386,934, or 92.1%, less than the prior year.  The improved performance resulted from the higher gross margin and a 38.3% reduction in operating expenses, which more than offset the impact of lower revenue during the current year period.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA for Fiscal 2012 totaled $298,498, which was $3,140,651 better than the $2,842,153 EBITDA loss recognized during the prior year.

	Fiscal Years Ended March 31,
	2012	2011
Operating Loss	$(292,455)	$(3,679,389)
Add Back Non-Cash Items:
Depreciation	235,972	680,452
Amortization	96,089	17,980
Stock based compensation	258,892	138,804
Total Non-Cash Items	590,953	837,236

EBITDA	$298,498	$(2,842,153)

The GAAP measure most directly comparable to EBITDA is net earnings. The non-GAAP financial measure of EBITDA should not be considered as an alternative to net earnings. EBITDA is not a presentation made in accordance with GAAP and has important limitations as an analytical tool. EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of EBITDA may not be comparable to similarly titled measures of other companies.

Other Income and Expense

Other expense for Fiscal 2012 totaled $3,258,579 as compared to $4,242,351 in the prior year. The net other expense in Fiscal 2012 included $2,918,040 in non-cash expense related to: (i) the amortization of deferred financing costs, and (ii) the amortization of a calculated debt discount (including amounts accelerated because of the conversion of convertible debt into common stock during the period).  The vast majority of these charges related to convertible notes issued during Fiscal 2011.  These notes were considered to have been issued at a discount because they had a conversion price lower than the market price of our stock at the time of issuance, and because the notes were issued with warrants to purchase our common stock. The resulting discount is being amortized to expense over the three-year life of the notes, as are the related financing costs.  In addition, current year other expense included $415,405 in net gains related to negotiated discounts on accounts payable and debt balances.  In Fiscal 2011, other expense included the impact of $3,267,566 in non-cash expense related to deferred financing costs and debt discount amortization.

Net Loss

The net loss for Fiscal 2012 was $3,551,034, $4,370,706 lower than in Fiscal 2011, because the higher gross margin, reduced operating expenses, and lower level of net other expense offset the impact of lower revenue during the year.

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

In Fiscal 2011, revenue totaled $11,313,212, a decrease of $5,938,135, or 34.4%, from Fiscal 2010.

Sales to retailers of $2,157,211 were down $4,766,408, or 68.8%, from prior year, and this decline represented 80.3% of the year-over-year reduction in sales.  The decrease in our sales to retailers principally reflected our strategic decision to reduce our exposure to the retail channel because of the low margins and high capital requirements associated with sales into this channel.  As a result of this decision we discontinued our relationships with a number of retailers that had previously carried our products.  As of March 31, 2011, AeroGrow products were being sold through approximately 575 traditional “brick and mortar” storefronts in the United States and Canada, as compared to approximately 1,290 as of March 31, 2010, and 4,600 store doors as of December 31, 2009.  Because of the impact of non-“brick and mortar” retailers, including online retailers and television shopping channels, which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

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

International sales totaled $179,467 in Fiscal 2011 as compared to $406,450 in the prior fiscal year.  During the current year period we were not attempting to develop international markets and, in addition, sales to existing international distributors were further constrained by a lack of available inventory, and a dispute with a third-party warehouse in Europe that impacted our ability to fulfill orders from customers in Western Europe.  As of March 31, 2011, our products were being sold in nine countries outside the United States and Canada, principally in Europe, Asia and in Australia.

The following table presents our quarterly sales by product category, in U.S. Dollars and as a percent of total net revenue, for Fiscal 2011 and Fiscal 2010.

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

Other sales and marketing costs include third-party contracted services, promotional items, media production costs, travel-related costs, displays, and order processing costs.  These costs totaled $691,376 in Fiscal 2011, down $329,707 because of lower travel and entertainment expense, inventory storage fees, order processing costs, as well as reduced spending in a variety of categories.

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

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA loss for Fiscal 2011 totaled $2,842,153, which was $2,102,321 better than the $4,944,474 EBITDA loss recognized during the prior year.

	Fiscal Years Ended March 31,
	2011	2010
Operating Loss	$(3,679,389)	$(6,237,182)
Add Back Non-Cash Items:
Depreciation	680,452	836,976
Amortization	17,980	3,339
Stock based compensation	138,804	452,393
Total Non-Cash Items	837,236	1,292,708

EBITDA	$(2,842,153)	$(4,944,474)

The GAAP measure most directly comparable to EBITDA is net earnings. The non-GAAP financial measure of EBITDA should not be considered as an alternative to net earnings. EBITDA is not a presentation made in accordance with GAAP and has important limitations as an analytical tool. EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of EBITDA may not be comparable to similarly titled measures of other companies.

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

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in assets and liabilities, the net cash provided by operating activities totaled $369,460 in the fiscal year ended March 31, 2012 as compared to net cash used by operating activities of $4,252,914in the prior fiscal year.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, issuances of common stock and options, and interest expense from warrants issued with convertible debentures, totaled $3,114,529 of non-cash expense for the year ended March 31, 2012, as compared to of $4,249,423 in the prior fiscal year.

Changes in current assets contributed cash of $937,743 during Fiscal 2012, principally from reductions in inventory.  In Fiscal 2011, changes in these assets contributed $1,284,579, reflecting decreases in accounts receivable and inventory.  As of March 31, 2012, the inventory balance was $1,784,424, representing approximately 157 days of sales activity, and 159 days of sales activity, at the average daily rate of product cost expensed during the 12 months and three months ended March 31, 2012, respectively.  Net accounts receivable totaled $221,713 as of March 31, 2012, representing approximately 114 days of net retail sales activity, and 130 days of net retail sales activity, at the average daily rate of sales recognized during the 12 months and three months ended March 31, 2012, respectively.  The days of sales in receivables and inventory calculations can fluctuate, and are greatly impacted, by our seasonality, and by the timing of sales and receipts of inventory during the period.

Current operating liabilities decreased $131,778 during the twelve months ended March 31, 2012, principally because of reductions in accounts payable and accrued expenses totaling $667,398 which were partially offset by a $666,033 increase in accrued interest.  In the prior year period, current operating liabilities decreased $1,865,176, primarily because of reductions in accounts payable.  Accounts payable as of March 31, 2012 totaled $607,840, representing approximately 26 days of daily expense activity at both the average daily rate of expenses incurred during the 12 months and three months ended March 31, 2012.

Net investment activity provided a source of cash totaling $87,942, principally because of the release of cash that was previously restricted to support corporate obligations, as compared to $154,240 in the prior year.  Net financing activity, including the issuance of short term working capital debt and the net reduction in total debt obligations, represented a use of cash of $311,606 during Fiscal 2012, as compared to a cash contribution of $4,204,873 in the prior year, which primarily reflected the issuance of long term convertible notes during the period.

As of March 31, 2012, we had a cash balance of $544,333, of which $42,756 was restricted as collateral for our various corporate obligations.  This compares to a cash balance of $518,618 as of March 31, 2011, of which $162,837 was restricted.

As of March 31, 2012 and March 31, 2011, the outstanding balance of our note payable and debt, including accrued interest, is as follows:

	March 31,	March 31,
	2012	2011
Main Power Promissory Note	$1,999,297	$2,103,600
Bridge Loans	-	38,837
First Western Trust Term Loan	578,445	816,151
Subordinated Secured Convertible Notes	5,032,188	2,299,500
Notes Payable –Credit Card Receipts-Backed Notes	941,815	562,118
Pawnee Promissory Note	74,422	-
Total Debt	8,626,167	5,820,206
Less current portion	2,030,869	1,744,226
Long Term Debt	$6,595,298	$4,075,980

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

During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently the parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $3,000 during the fourth fiscal quarter of Fiscal 2012, $159,000 during the fiscal year ending March 31, 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  As of March 31, 2012, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $1,999,297 and we were current and in compliance with all terms and conditions.

Bridge Loans

Between October 30 and November 9, 2009, the Company entered into bridge financing arrangements totaling $580,000 (the “Bridge Loans”) with five lenders.  The Bridge Loans were unsecured, subordinated to then-existing senior debt of the Company, and accrued interest at 20% per annum.  We issued 580,000 warrants to purchase common shares of the Company to the lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  As of March 31, 2012, the Bridge Loans had been repaid in full.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of March 31, 2012, $578,445 was outstanding under the FWTB Term Loan, including accrued interest and we were current and in compliance with all terms and conditions.

Subordinated Secured Convertible Notes

Between May and September 2010, the Company completed a private offering of $7,020,000 in Subordinated Secured Convertible Notes (the “Subordinated Secured Convertible Notes”) and warrants to purchase 70,200,000 shares of our common stock (the “Warrants”).  We used the proceeds from the private offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Subordinated Secured Convertible Notes were offered and sold only to investors who were “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the units have not been registered under the Securities Act, investors will not be able to sell their Subordinated Secured Convertible Notes (or the shares of our common stock issuable upon conversion of the Subordinated Secured Convertible Notes or conversion of the Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

The Subordinated Secured Convertible Notes bear interest at 8% per year, payable quarterly in cash, additional Subordinated Secured Convertible Notes, or in registered common stock of the Company, at the option of the Company, and mature on May 6, 2013.  The Subordinated Secured Convertible Notes can be converted into shares of our common stock at any time, initially at a conversion price of $0.10 per share (the “Conversion Price”). The Subordinated Secured Convertible Notes will automatically convert into shares of our common stock in the event (i) there is an effective registration statement registering the resale under the Securities Act of 1933 (“Securities Act”) of the underlying stock (“Conversion Shares”) or the Conversion Shares are eligible to be resold without restriction or limitation under Rule 144 under the Securities Act, and (ii)  the closing bid price of our common stock as quoted on the OTCQB or other principal trading market is at least $0.25 per share for 20 out of 30 consecutive trading days with an average daily trading volume of at least one million shares.  The Subordinated Secured Convertible Notes are secured by a subordinated lien on all assets of the Company.

Each Warrant entitles the holder to purchase one share of our common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all our assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

In accordance with applicable accounting guidance, the Company recorded a $6,980,400 debt discount on the Subordinated Secured Convertible Notes because the combined value of the Warrants and the beneficial conversion feature (which is based on the excess of the market price of our shares on the date of issuance was over the Conversion Price of the Subordinated Secured Convertible Notes) exceeded the amount of Subordinated Secured Convertible Notes issued.  The amortization of the $6,980,400 debt discount will be reported as additional interest expense and increases in long-term debt over the three-year term of the Subordinated Secured Convertible Notes.

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $2,187,487 and $1,942,695 for the fiscal years ended March 31, 2012 and March 31, 2011, respectively.  During Fiscal 2011, $604,591 of the Subordinated Secured Notes and accrued interest were converted into common stock.  The remaining unamortized debt discount of $452,922 related to the amount converted was also charged to interest expense.  As of March 31, 2012, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $2,397,296.

We paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred debt issuance costs on our balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase our common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  We granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five-year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred debt issuance cost on our balance sheet, which is being amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the fiscal years ended March 31, 2012 and March 31, 2011, the amortized deferred debt issuance costs relating to the Subordinated Convertible Notes totaled $633,634 and $629,894, respectively.

As of October 31, 2010 and January 31, 2011, the Company issued a total of $369,385 new Subordinated Secured Convertible Notes to pay accrued interest (the “Interest Notes”).  The Interest Notes have the same terms and conditions as the Subordinated Secured Convertible Notes.

Effective on April 29, 2011, a majority in interest of the holders of the Subordinated Secured Convertible Notes agreed to modify the terms of the Subordinated Secured Convertible Notes to (i) waive our obligations to make quarterly interest payments and (ii) provide that interest be paid in cash only.  These modifications were effective from April 29, 2011 through January 31, 2012.

As of March 31, 2012, the outstanding balance of the Subordinated Secured Convertible Notes reported as a liability on our balance sheet, including accrued interest, totaled $5,032,188 and we were current and in compliance with all terms and conditions.

On April 11, 2012, the Subordinated Secured Convertible Notes outstanding, including all accrued interest, were converted into common stock at a conversion price of $0.025 per common share, and the outstanding balance due on the Subordinated Secured Convertible Notes was reduced to zero.  As a result of the conversion of the Subordinated Secured Convertible Notes, the Company will recognize $3,194,961 in non-cash interest expense due to the accelerated recognition of the debt discount and deferred debt issuance costs during the quarter ending June 30, 2012.  For further information on the conversion of the Subordinated Secured Convertible Notes, please see Note 8 “Subsequent Events” to our consolidated financial statements.

Notes Payable – 2010 Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% secured convertible promissory notes, including $450,000 in 15% related party secured convertible promissory notes, backed by a portion of our prospective credit card receipts, (the “2010 Credit Card Notes”) and 5,000,000 warrants to purchase our common stock (the “Credit Card Warrants”) (collectively, the “2010 Credit Card Offering”). Consideration for the 2010 Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to the Company after deducting a 2% sales commission (1% on company-referred investors) paid to GVC Capital LLC, our placement agent, totaled $1,474,500.  In addition, the Company paid a 3% deferred sales commission (2% on company-referred investors) to the placement agent concurrently with the repayment of principal of the 2010 Credit Card Notes.

We used the proceeds from the 2010 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the 2010 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2010 Credit Card Offering was offered and sold to six (6) investors who are “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2010 Credit Card Offering has not been registered under the Securities Act, the securities sold in the Offering, including the 2010 Credit Card Notes, Credit Card Warrants and shares of common stock underlying the 2010 Credit Card Notes and Warrants are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell their 2010 Credit Card Notes (or the shares of our common stock issuable upon conversion of the 2010 Credit Card Notes or exercise of the Credit Card Warrants) in the United States absent an effective registration statement or an applicable exemption from registration.

The 2010 Credit Card Notes carried interest at 15% per annum, had an initial maturity of July 28, 2011, and could be converted at any time into common shares of the Company at a conversion price of $0.18 per share.  20% of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2010 Credit Card Offering.

Each Credit Card Warrant entitles the holder to purchase one share of our common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all our assets) and piggyback registration rights.  The Warrants expire October 28, 2015.

Our obligation to repay certain of the 2010 Credit Card Notes was severally guaranteed by Jack J. Walker, our Chairman (up to $500,000), J. Michael Wolfe, Chief Executive Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).

In accordance with applicable accounting guidance, the Company recorded a $90,000 debt discount on the 2010 Credit Card Offering.  The amortization of the $90,000 debt discount was reported as additional interest expense and increases in notes payable over the estimated payoff period of the 2010 Credit Card Notes.

We incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the 2010 Credit Card Notes.  This amount was recognized as deferred debt issuance costs on our balance sheet.  These costs were amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase our common stock to the placement agent (the “Placement Agent Warrants”).  Placement Agent Warrants of 833,333 were issued and have an exercise price of $0.18 per share of common stock.  500,000 of the Placement Agent Warrants have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants have a five-year term and contain a cashless exercise provision.  The value of the Placement Agent Warrants were recognized as $30,000 in deferred debt issuance cost on our balance sheet, which was amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.

For the fiscal year ended March 31, 2012, the total amortized deferred debt issuance costs relating to the 2010 Credit Card Offering was $23,401.

Effective as of July 28, 2011, a majority in interest of the holders of the 2010 Credit Card Notes agreed to extend the maturity of the 2010 Credit Card Notes to October 31, 2011.  As of October 3, 2011, the 2010 Credit Card Notes were repaid in full.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, the Company closed on the private sale of $1,633,776 in 17% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2011 Credit Card Notes”) and a 1% share of our prospective monthly sales into the network marketing channel for a period of three years following our first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $1,477,300 in cash and the conversion of $156,476 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of the Company.  After deducting $46,565 of placement agent sales commissions (5% on third-party investors, 3% on Company-referred investors and 0% on investments by officers and directors of the Company) and expenses, net cash proceeds to the Company totaled $1,430,735.  In addition, the Company will be obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to Company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.

We used the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering  The issuance of the 2011 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2011 Credit Card Offering was offered and sold only to investors who are, or the Company reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2011 Credit Card Offering has not been registered under the Securities Act, the securities sold in the 2011 Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

The 2011 Credit Card Notes bear interest at 17% per annum and have a final maturity of October 1, 2012.  20% of our daily credit card receipts will be held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

The obligation of the Company to repay the Credit Card Notes is severally guaranteed by Jack J. Walker, our Chairman (up to $510,555), J. Michael Wolfe, our Chief Executive Officer (up to $204,222) and H. MacGregor Clarke, our Chief Financial Officer (up to $102,111).

As of March 31, 2012, the outstanding balance of the 2011 Credit Card Notes reported as a liability on our balance sheet, including accrued interest, totaled $941,815 and we were current and in compliance with all terms and conditions.

During May 2012, $340,949 in 2011 Credit Card Notes (including accrued interest) were converted to common equity pursuant to the exercise of common stock warrants.  For additional information on these transactions, please see Note 8 “Subsequent Events” to our consolidated financial statements.

Pawnee Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to the our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at the option of the Company, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of March 31, 2012, the outstanding balance of the Lease Promissory Note, including accrued interest, was $74,422 and we were current and in compliance with all terms and conditions.

Cash Requirements

We generally require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay for debt obligations as they come due.

At this time, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next twelve months.  We do intend to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

We cannot predict with certainty the cash and other ongoing operational requirements for our proposed plans as market conditions, competitive pressures, regulatory requirements, and customer requirements can change rapidly.  If we are unable to raise new capital, or generate cash from operations at currently estimated levels, our ability to operate may be adversely impacted.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $544,333 ($42,756 of which is restricted as collateral for our various corporate obligations) as of March 31, 2012,
•	our cash of $1,461,113 ($15,007 of which is restricted as collateral for our various corporate obligations) as of June 15, 2012,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of the planned direct-to-consumer sales initiatives.

Based on these assumptions, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next twelve months.  We do intend to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

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

During Fiscal 2010, Fiscal 2011, and Fiscal 2012 we took a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  During Fiscal 2010 we issued approximately $6.7 million of convertible preferred stock to re-capitalize the Company, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  Furthermore, during Fiscal 2011 we issued $7,020,000 in Subordinated Secured Convertible Notes and $1.5 million in 2010 Credit Card Notes (as described above).

In Fiscal 2012, restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in 2011 Credit Card Notes (as described above), restructured the payment schedule for the Revised Main Power Note, and received approval from our shareholders and affected creditors to convert our Series A Preferred Stock and Subordinated Secured Convertible Notes into common stock.  These conversions closed on April 11, 2012.  In addition, during May 2012, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, and raised $1.59 million in common equity capital (see Note 8 “Subsequent Events” to our consolidated financial statements for additional information on the conversions and the warrant exercise price reductions).  As a result of these efforts, we believe we can meet our cash requirements for the next twelve months.  We do intend to seek additional capital, however, to provide a cash reserve against contingencies, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

Off-Balance Sheet Arrangements

We do not have current commitments under capital leases and have not entered into any contracts for financial derivative such as futures, swaps, and options.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2012.

	Less than 1 year	1 -3 years	More than 3 years	Total

Operating Leases	$230,448	$302,453	$-	$532,901
Notes payable and long-term debt	2,030,869	8,992,594	-	11,023,463

Totals:	$2,261,317	$9,295,047	$-	$11,556,364
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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 17, 2011, Eide Bailly LLP (“Eide Bailly”) resigned as the independent registered public accounting firm of the Company.  Eide Bailly had been the independent registered public accounting firm of the Company since November 1, 2008. Gordon, Hughes & Banks, LLP, whose operations were acquired by Eide Bailly on November 1, 2008, had served as the independent registered public accounting firm of the Company from our inception through November 1, 2008.

The audit reports of Eide Bailly on the consolidated financial statements of the Company as of and for the years ended March 31, 2010 and 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

Eide Bailly’s report on the consolidated financial statements of the Company as of and for the year ended March 31, 2011 contained a separate paragraph stating:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the near term. These conditions raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

In connection with the audits of the years ended March 31, 2010 and 2011, and through to November 17, 2011, there were no disagreements between the Company and Eide Bailly on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eide Bailly, would have caused Eide Bailly to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

During the two most recent fiscal years and through to November 17, 2011, there were no “reportable events” with respect to the Company as that term is defined in item 304(a)(l)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended (“Regulation S-K”).

We provided a copy of the foregoing disclosures to Eide Bailly and requested that Eide Bailly furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of that letter furnished in response to that request was filed as Exhibit 16.1 to our Form 8-K filed with the SEC on November 23, 2011.

On November 22, 2011, we executed an engagement letter with Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”) to assume the role of our independent registered public accounting firm.

During our two fiscal years ended March 31, 2010 and 2011 and the subsequent interim period prior to the engagement of EKS&H, neither we nor anyone on our behalf consulted EKS&H regarding: (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.

The decision to appoint EKS&H as our independent registered public accounting firm was approved by the Audit Committee of the Board of Directors and ratified by the full Board of Directors on November 21, 2011.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our assessment, management has concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of March 31, 2012, our internal control over financial reporting was effective based on those criteria.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f), promulgated under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of the assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2012 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following sets forth certain information with respect to our executive officers and significant employees, as of the filing date of this report.  All of our officers and employees serve at the pleasure of the Board or until their successors are elected and qualified.

Name	Age	Position with AeroGrow
J. Michael Wolfe	53	President, Chief Executive Officer and Director
H. MacGregor Clarke	51	Chief Financial Officer and Director
John K. Thompson	51	SVP, Sales & Marketing

J. Michael Wolfe, age 53, has been a director since February 2011.  Mr. Wolfe became our Chief Operating Officer in January 2010, our President on February 9, 2011, and our Chief Executive Officer on March 31, 2011.  He previously served as Vice President of Operations since April 2006.  Prior to joining AeroGrow, Mr. Wolfe was an independent consultant.  From 1992 to 2002, he was President and Chief Operating Officer of Concepts Direct and was its Chief Executive Officer from 2000 to 2001.  At Concepts Direct, Mr. Wolfe oversaw the development, launch and operations of seven independent catalogs.  From 1987 to 1992, Mr. Wolfe served as Vice President of database management company Wiland Services, Inc, where he oversaw the redesign of the company’s product line, its sales and investor relations.  Mr. Wolfe’s leadership experience, combined with his extensive direct response marketing background, his executive experience at a variety of direct response companies, and his knowledge of AeroGrow’s history and business, led the Board to conclude that he should serve as a director.

H. MacGregor Clarke, age 51, has been a director since July 2009.  Mr. Clarke became our Chief Financial Officer in May 2008.  From 2007 to 2008, Mr. Clarke was President and Chief Executive Officer, and from 2006 to 2007, Chief Financial Officer, of Ankmar, LLC, a garage door manufacturer, distributor and installer.  From 2003 to 2006, Mr. Clarke was a senior investment banker with FMI Corporation, a management consulting and investment banking firm serving the building and construction industry.  At FMI Corporation, Mr. Clarke was responsible for delivering consulting and investment banking services to clients, and for marketing to prospective clients in the financial services industry.  From 1997 to 2002, Mr. Clarke served as an operating group Chief Financial Officer, then Vice President and General Manager for Johns Manville Corporation, a subsidiary of Berkshire Hathaway Inc.  Mr. Clarke also served as Vice President, Corporate Treasurer, and international division Chief Financial Officer for The Coleman Company, Inc.  Prior to joining Coleman, Mr. Clarke was with PepsiCo, Inc. for over nine years and served in a range of financial roles, including Director of Corporate Strategic Planning, where he led strategy and planning related to the worldwide beverage sector.  Mr. Clarke’s extensive financial and executive experience, in particular his prior service as an executive officer of four companies, among other factors, led the Board to conclude that he should serve as a director.

John K. Thompson, age 51, became Senior Vice President of Sales and Marketing on January 14, 2010.  Mr. Thompson joined AeroGrow in 2002 and has served in a variety of senior management positions at AeroGrow, including his most recent position as Vice President of Marketing, which he assumed in October 2009.  Mr. Thompson also served as the Company’s International Division General Manager and Vice President of Investor Relations, and was instrumental in the research activities leading up to the development and launch of the Company’s AeroGarden product line.  Prior to joining AeroGrow, Mr. Thompson was Director of Marketing for Productivity Point International, a direct marketing and direct sales company, and Sales and Marketing Manager for CareerTrack, a direct marketing company that sold personal and professional growth products to the consumer and commercial markets.

Board of Directors

Our Board of Directors oversees the management of AeroGrow on your behalf. Among other things, the Board reviews our long-term strategic plans and exercises direct decision-making authority on key issues, including the appointment of our executive officers and setting the scope of their authority in managing AeroGrow’s day-to-day operations.  Our Board is currently comprised of Jack J. Walker (Chairman), Michael S. Barish, H. MacGregor Clarke, Wayne E. Harding III, and J. Michael Wolfe.  Biographical information about Messrs. Clarke and Wolfe is contained above under the caption heading “Executive Officers.”  Biographical information for Messrs. Barish, Harding and Walker is presented below.

Michael S. Barish, age 72, has been a director since July 2009.  Mr. Barish co-founded Lazarus Investment Partners LLLP, a private investment partnership focused on microcap stocks, in 2003, and served as the fund’s Chief Investment Officer until his retirement in June 2009.  In 1973, Mr. Barish founded Cambiar Investors and grew the firm’s assets from less than $1 million in 1973 to over $2.3 billion upon his retirement in 2001.  Mr. Barish’s experience as a chief investment officer, particularly his specialized focus on microcap stocks, led the Board to conclude that he should serve as a director.

Wayne E. Harding III, age 57, has been the Chief Financial Officer of Two Rivers Water Company (“Two Rivers”), a publicly traded company that acquires and develops high yield irrigated farmland and the associated water rights in the western United States, since September 2009, and previously served as the controller of Two Rivers, beginning in July 2008.  Prior to joining Two Rivers, Mr. Harding served as vice president business development of Rivet Software since December 2004.  Mr. Harding was the principal of Wayne Harding & Company P.C., a financial consulting organization, from August 2002 to December 2004.  Mr. Harding was owner and President of Wayne Harding & Company CPAs, and from 2000 until August 2002, he was director-business development of CPA2Biz.  Mr. Harding also served on the Board, and was chair of the Governance, Compensation and Nominating Committee and the Audit Committee, for AeroGrow from 2005 – 2007.  Mr. Harding holds an active CPA license in Colorado and received his BS and MBA degrees from the University of Denver.  He previously served on the American Institute of CPAs (AICPA) Council, is a past-President of the Colorado Society of CPAs, and was the recipient of the prestigious AICPA Special Recognition Award for his early involvement in developing the AICPA XBRL project.  Mr. Harding also teaches accounting in the University of Denver MBA program.  Mr. Harding’s experience as a Chief Financial Officer of a public company, as a CPA, and as a former Board member of AeroGrow led the Board to conclude that he should serve as a director.

 Jack J. Walker, age 76, has been a director since February 2006, and became Chairman of the Board in July 2008.  Mr. Walker served as President from January 2010 until February 9, 2011and as our Chief Executive Officer from January 2010 until March 31, 2011.  Mr. Walker has been the Managing Member of Walker Enterprises LLLP, and its predecessors, a real estate investment and development company, since 1980.  During that time he has developed in excess of $500 million of commercial real estate in California, Colorado, Arizona and Texas.  He serves on the Board of Pathogen Systems, Inc. and is an advisor to several start-up companies.  Mr. Walker is an English Solicitor and began his career in 1956 in London, England.  In 1968, Mr. Walker founded English & Continental Property Company, and served as Joint Managing Director of this commercial property development company, which operated in Europe with over 200 staff, until its sale to the Post Office Pension Fund in 1973.  From 1973, Mr. Walker controlled several English listed companies, including Charles Spreckly Industries, Town & Commercial Properties and Associated Development Holdings, with worldwide interests and over 3,500 employees.  Mr. Walker served as a director of supermarket group Megafoods Stores, Inc. from 1987 to 1993, and was Chief Financial Officer for part of that time.  Mr. Walker serves as a director of and advisor to various civic and charitable organizations.  Mr. Walker's extensive executive leadership experience, combined with his international and entrepreneurial business background and broad range of knowledge of AeroGrow's history and business, among other factors, led the Board to conclude that he should serve as a Director and Chairman of the Board.

Board Committees and Meetings

We have established two standing committees so that certain matters can be addressed in more depth than may be possible in a full Board meeting: an Audit Committee and a Governance, Compensation and Nominating Committee.  The two committees each operate under a written charter.

Audit Committee.  The current members of our Audit Committee are Mr. Harding (chairman), Mr. Barish, and Mr. Walker.  The members were elected to the committee, and the chairman was appointed, by the Board.  The Board has determined that Messrs. Harding and Barish are considered “audit committee financial experts,” as defined by Item 407(d)(5)(ii) of Regulation S-K, due to their extensive financial background and experience (as summarized in the biographical information for Messrs. Harding and Barish disclosed above).  The Board has affirmatively determined that Mr. Harding is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines.  Due to their positions as significant stockholders of AeroGrow, Mr. Walker and Mr. Barish are not independent directors.  The Audit Committee’s charter provides that the committee shall:

•	oversee the accounting and financial reporting processes and audits of the financial statements;

•
assist the Board with oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditors’ qualifications and independence, and the performance of the independent auditors; and

•	provide the Board with the results of its monitoring.

Governance, Compensation and Nominating Committee.  The current members of the Governance, Compensation and Nominating Committee are Mr. Walker (chairman) and Mr. Barish.  The members were elected to the committee, and the chairman was appointed, by the Board.  The Governance, Compensation and Nominating Committee’s charter provides that the committee shall:

•	recommend to the Board the corporate governance guidelines to be followed;

•	review and recommend the nomination of Board members;

•	set the compensation for the chief executive officer and other officers; and

•	administer the equity-based performance compensation plans of AeroGrow.

The Governance, Compensation and Nominating Committee does not have a formal policy concerning stockholder recommendations to the Board of Directors and we did not receive any recommendations from stockholders requesting that the Board consider a candidate for inclusion as a nominee in this Information Statement. The Committee has determined that it is appropriate to not have such a policy given the infrequency of such recommendations.  The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. The Committee would consider any candidate proposed in good faith by a stockholder on the same basis as a candidate proposed directly by the Board. To do so, a stockholder should send the candidate’s name, credentials, contact information, and his or her consent to be considered as a candidate to the Governance, Compensation and Nominating Committee, c/o Corporate Secretary, AeroGrow International, Inc., 6075 Longbow Drive, Boulder, Colorado, 80301. The proposal should be received by the due date for a stockholder proposal, as set forth below under the caption heading “Submission of Stockholder Proposals,”  in order to be considered timely for consideration at  the 2011 Annual Meeting of Stockholders or, in lieu of an annual meeting, for an action by written consent of the stockholders.  The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long).

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

The Governance, Compensation and Nominating Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Committee then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board would be polled for suggestions as to individuals meeting the criteria described above. The Committee may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if appropriate.

Meetings.  During the fiscal year ended March 31, 2012 the Board held five meetings.  Each director attended all of the meetings held by the Board during the period that he served as a director of AeroGrow.  Also during the fiscal year ended March 31, 2012, the Audit Committee held six meetings and the Governance, Compensation and Nominating Committee held one meeting.  Each committee member attended all of the committee meetings held during the period that he served as a committee member.

The Company encourages all incumbent directors, as well as all nominees for election as director, to attend the annual stockholder meetings, but they are not required to do so.  We did not hold an annual meeting last year.

Code of Ethics

The Board of Directors has adopted a Code of Ethics to provide guidance to all of our directors, officers and employees, including our principal executive officer, principal financial and accounting officers, and persons performing similar functions.  The Code of Ethics is posted on our website at www.aerogrow.com, and may be found by linking to “Investors” and then “Code of Ethics.”  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

Board Structure and Risk Oversight

Jack J. Walker serves as the Chairman of the Board and J. Michael Wolfe serves as President and Chief Executive Officer.  Mr. Walker is one of the largest investors in AeroGrow and his financial support has been instrumental in allowing AeroGrow to persevere through a very difficult economic period. He is involved in helping set the strategic direction for the Company.  Mr. Wolfe has responsibility for our day-to-day operations, as well as for helping set our strategic directions.

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
6075 Longbow Drive, Suite 200
Boulder, Colorado 80301

If the letter is from a stockholder, the letter should state that the sender is a stockholder. Under a process approved by the Board, depending on the subject matter, management will:

•	forward the letter to the director or directors to whom it is addressed; or

•	attempt to handle the matter directly (as where information about our business or our stock is requested); or

•	not forward the letter if it is primarily commercial in nature or relates to an improper or irrelevant topic.

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

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended March 31, 2012, all such filings required to be made by our Section 16 insiders were timely filed in accordance with the requirements of the Exchange Act except for the following:  one report filed on behalf of Mr. Harding relating to the exercise of a warrant to purchase common stock on Thursday, May 31, 2012 was filed one business day late on Tuesday, June 5, 2012.

Information concerning Section 16(a) beneficial ownership reporting compliance appearing in the Information Statement under “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Philosophy

The Governance, Compensation and Nominating Committee of our Board is responsible for guiding and overseeing the formulation and application of the compensation and benefit programs for our executive officers and our directors.  A description of compensation for our non-employee directors is included below under the caption “Director Compensation.”  The Committee acts pursuant to a charter that has been approved by our Board.

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

We compensate our executives through a mix of base salary, bonus, and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.  In making compensation decisions, the Governance, Compensation and Nominating Committee, may compare certain elements of total compensation against other comparable publicly traded and privately held companies that compete in our markets.  However, the Committee did not use any peer group or benchmarking data in determining executive compensation during Fiscal 2012.  Rather, the Committee’s primary focus was on our liquidity issues and the compensation amounts that we could reasonably afford to pay.  A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy mentioned above.  There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  Rather, the Governance, Compensation and Nominating Committee reviews information such as that referenced above with respect to the Compensation Peers to determine the appropriate level and mix of incentive compensation.  Income from such incentive compensation is realized as a result of the performance of AeroGrow or the individual, depending on the type of award.

Compensation Process

Generally, base salaries and annual incentive awards will be reviewed at the end of each fiscal year with changes made to the base salaries effective April 1 of the following fiscal year. Whether an individual’s salary and incentive awards are increased or decreased depends on the individual’s performance as well as the overall performance of AeroGrow.

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

Role of Executive Officers in Compensation Decisions

The Governance, Compensation and Nominating Committee makes all compensation decisions for the executive officers and approves recommendations regarding equity awards to all elected officers.  The Chief Executive Officer annually reviews the performance of each Named Executive Officer (other than the Chief Executive Officer, whose performance is reviewed by disinterested members of the Governance, Compensation and Nominating Committee).  “Named Executive Officers” include our (i) Chief Executive Officer; (ii) former Chief Executive Officer; and (iii) other two most highly compensated executive officers based on SEC regulations.  Compensation ranges for our Named Executive Officers are based on the individual’s experience and prior performance, as well as AeroGrow’s operating performance.  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Governance, Compensation and Nominating Committee.  The Governance, Compensation and Nominating Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

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

Base Salaries

We provide executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility.  During its review of base salaries for executives, the Governance, Compensation and Nominating Committee primarily considers:

•	individual scope of responsibility;

•	years of experience;

•	market data, such as that obtained from a review of other similarly situated companies;

•	internal review of the executive’s compensation, both individually and relative to other officers; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of our performance review process as well as upon a promotion or other change in job responsibility.

Performance-Based Annual Incentive Compensation

Though markets dictate that base salaries must be competitive, we are moving toward basing a greater proportion of our executive compensation on the achievement of measurable individual and company results through the award of annual incentive bonuses.  These bonuses are often tied to performance against AeroGrow’s EBITDA objectives.  By increasing variable pay as a percentage of total compensation, the Governance, Compensation and Nominating Committee believes that executive compensation will be more aligned with value delivered to our stockholders.  This limits fixed costs and also results in higher pay occurring only in years when merited by high performance.  We paid an aggregate of $2,178 in discretionary cash bonuses to our Named Executive Officers in Fiscal 2012.  We accrued $13,854 in performance-based bonuses during Fiscal 2012 for payments that will be paid to our Named Executive Officers after the end of Fiscal 2012.  We did not pay any cash bonuses that were attributable to performance in Fiscal 2011.

Long Term Stock-based Compensation

This category of awards covers options granted to executives out of our 2005 Equity Compensation Program, and that vest over time, at different rates for different executives.  Because these awards vest over time and become more valuable to the recipient only as our stock price increases, the Governance, Compensation and Nominating Committee believes these are a useful form of long-term incentive compensation, with the potential to directly align the interests of shareholders and management.  During Fiscal 2012, we did not issue any options to purchase shares of common stock under the 2005.  For more details about outstanding stock options held by our Named Executive Officers, please refer to the table below entitled “Outstanding Equity Awards at Fiscal Year End.”

At March 31, 2012, we granted options for 2,815,579 shares of our common stock that are unvested that will result in $167,445 of compensation expense over the next 21 months.

Executives and Employment Arrangements

The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us during Fiscal 2012, to our Named Executive Officers who were employed by AeroGrow as of March 31, 2012.

Employment Contracts

We have entered into employment agreements with J. Michael Wolfe, H. MacGregor Clarke, and John K. Thompson.

J. Michael Wolfe

Effective as of March 4, 2012, AeroGrow and J. Michael Wolfe entered into an employment agreement (the “Wolfe Agreement”) that provides that he will be employed as the Chief Executive Officer and must devote substantially all of his working time and efforts to our business.  The Wolfe Agreement superseded and replaced a previous agreement between the parties dated as of February 9, 2009.  The Wolfe Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Wolfe Agreement, Mr. Wolfe’s annual base salary is set at $200,000 until September 2, 2012, at which time his annual base salary will be increased to $226,923.  Beginning on April 1, 2013, and each April 1 thereafter, Mr. Wolfe’s annual base salary will be increased by 3%, or such higher percentage as may be determined by our Board of Directors.  In addition, Mr. Wolfe will receive an automobile allowance of $750 per month during the term of the Wolfe Agreement.  Mr. Wolfe is eligible to participate in our annual cash incentive compensation plan for senior managers, and in our 2005 Equity Compensation Plan, each as determined by the Board of Directors from time to time.  The Wolfe Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  In the event that we terminate the employment of Mr. Wolfe without cause (as determined under the Wolfe Agreement), Mr. Wolfe will be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  In the event that we breach any term of the Wolfe Agreement and such breach is not cured within thirty days of notice being given, then Mr. Wolfe can terminate his employment and be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  The Wolfe Agreement also requires Mr. Wolfe to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Wolfe Agreement and for a period of twelve months following the termination of the Wolfe Agreement.

H. MacGregor Clarke

Effective as of March 4, 2012, AeroGrow and H. MacGregor Clarke entered into an employment agreement (the “Clarke Agreement”) that provides that he will be employed as the Chief Financial Officer and must devote substantially all of his working time and efforts to our business.  The Clarke Agreement superseded and replaced a previous agreement between the parties dated as of May 23, 2008.  The Clarke Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Clarke Agreement, Mr. Clarke’s annual base salary is set at $200,000 until September 2, 2012, at which time his annual base salary will be increased to $226,923.  Beginning on April 1, 2013, and each April 1 thereafter, Mr. Clarke’s annual base salary will be increased by 3%, or such higher percentage as may be determined by our Board of Directors.  In addition, Mr. Clarke will receive an automobile allowance of $750 per month during the term of the Clarke Agreement.  Mr. Clarke is eligible to participate in our annual cash incentive compensation plan for senior managers, and in our 2005 Equity Compensation Plan, each as determined by the Board of Directors from time to time.  The Clarke Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  In the event that we terminate the employment of Mr. Clarke without cause (as determined under the Clarke Agreement), then Mr. Clarke will be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  In the event that we breach any term of the Clarke Agreement and such breach is not cured within thirty days of notice being given, Mr. Clarke can terminate his employment and be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  The Clarke Agreement also requires Mr. Clarke to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Clarke Agreement and for a period of twelve months following the termination of the Clarke Agreement.

John K. Thompson

Effective as of March 4, 2012, AeroGrow and John K. Thompson entered into an employment agreement (the “Thompson Agreement”) that provides that he will be employed as the Senior Vice President, Sales and Marketing and must devote substantially all of his working time and efforts to our business.  The Thompson Agreement superseded and replaced a previous agreement between the parties dated as of January 26, 2009.  The Thompson Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Thompson Agreement, Mr. Thompson’s annual base salary is set at $150,000 until September 2, 2012, at which time his annual base salary will be increased to $167,307.  Beginning on April 1, 2013, and each April 1 thereafter, Mr. Thompson’s annual base salary will be increased by 3%, or such higher percentage as may be determined by our Board of Directors.  Mr. Thompson is eligible to participate in our annual cash incentive compensation plan for senior managers, and in our 2005 Equity Compensation Plan, each as determined by the Board of Directors from time to time.  The Thompson Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  In the event that we terminate the employment of Mr. Thompson without cause (as determined under the Thompson Agreement), then Mr. Thompson will be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  In the event that we breach any term of the Thompson Agreement and such breach is not cured within thirty days of notice being given, then Mr. Thompson can terminate his employment and be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  The Thompson Agreement also requires Mr. Thompson to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Thompson Agreement and for a period of twelve months following the termination of the Thompson Agreement.

Other Company officers who do not qualify as Named Executive Officers are employed on an “at will” basis, subject to varying lengths of employment agreements and severance agreements.

Summary Compensation Table

 The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2012 and Fiscal 2011:

Name and Principal Position	Fiscal Year	Salary Paid		Bonus	Stock Awards	Option Awards (1)		All Other Compensation		Total

J. Michael Wolfe, Director, President and CEO (2)	2012	$207,692	(3)	$726	$--	$--		$750	(4)	$209,168
	2011	$200,000		$500	$--	$160,000	(5)	$--		$360,500
H. MacGregor Clarke, Director and CFO (2)	2012	$208,962	(3)	$726	$--	$--		$9,000	(4)	$218,688
	2011	$200,000		$500	$--	$160,000	(6)	$9,000	(4)	$369,500
John K. Thompson, SVP, Sales and Marketing	2012	$156,495	(3)	$726	$--	$--		$--		$157,221
	2011	$150,000		$500	$--	$105,000	(7)	$--		$255,500

(1)	Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.

(2)	Mr. Wolfe and Mr. Clarke did not receive compensation for their service on the Board of Directors.

(3)
Salaries are computed and disclosed on a cash basis.  Although the annual salary of the executive officer did not increase during Fiscal 2012, the disclosed salary for Fiscal 2012 includes one extra payroll cycle.

(4)
Beginning in March 2012, Mr. Wolfe was paid $750 per month in accordance with his employment agreement In accordance with Mr. Clarke’s employment agreement, he was paid $750 per month ($9,000 per year) for auto expenses.

(5)
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

(7)	On December 8, 2010, Mr. Thompson was granted 1,750,000 five year options to purchase our common stock at an exercise price of $0.08 per share, which vest quarterly over a two-year period.

The following table provides information with respect to the Named Executive Officers concerning unexercised stock options held by them at March 31, 2012.  All options granted to date to the Named Executive Officers are unexercised.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Exercise Price per Share	Expiration Date
H. MacGregor Clarke	30,000	--		$0.12	1-Jun-2013
H. MacGregor Clarke	60,000	--		$0.12	1-Jul-2013
H. MacGregor Clarke	60,000	--		$0.12	1-Oct-2013
H. MacGregor Clarke	200,000	--		$0.18	4-Mar-2014
H. MacGregor Clarke	50,000	--		$0.12	10-Sep-2014
H. MacGregor Clarke	91,674	8,326	(2)	$0.137	23-Jun-2015
H. MacGregor Clarke	1,666,672	833,328	(1)	$0.08	8-Dec-2015
J. Michael Wolfe	175,000	--		$0.18	4-Mar-2014
J. Michael Wolfe	50,000	--		$0.12	10-Sep-2014
J. Michael Wolfe	91,674	8,326	(2)	$0.137	23-Jun-2015
J. Michael Wolfe	1,666,672	833,328	(1)	$0.08	8-Dec-2015
John K. Thompson	100,000	--		$0.18	4-Mar-2014
John K. Thompson	50,000	--		$0.12	10-Sep-2014
John K. Thompson	1,166,672	583,328	(1)	$0.08	8-Dec-2015

(1)	The options granted on December 8, 2010 at an exercise price of $0.08 per share vest quarterly over a 2 year period.

(2)	The options granted on June 23, 2010 at an exercise price of $0.137 per share vest quarterly over a 2 year period.

Compensation Committee Interlocks and Insider Participation

 Disclosure under this section is not required for a “smaller reporting company.”

Report of the Compensation Committee

Disclosure under this section is not required for a “smaller reporting company.”

Director Compensation

The following table provides information on AeroGrow’s compensation practices during the fiscal year ended March 31, 2012 for non-employee directors:

Non-Employee Director Meeting Fee and Retainer Information

Annual retainer for all non-employee directors		$5,000
Additional annual retainer for Board Chairman		$5,000
Additional annual retainer for Audit Committee Chairman		$5,000
Additional annual retainer for Governance, Compensation, and Nominating Committee Chairman		$5,000
Stock options granted for annual service on the Board by non-employee directors (1)		$18,000
Stock options granted for annual service on the Audit Committee (1)		$3,000
Stock options granted for annual service on the Governance, Compensation, and Nominating Committee (1)		$2,000
Additional stock options granted for annual service as Board Chairman (1)		$18,000
Reimbursement for expenses attendant to Board membership	$	YES
Payment for Board meetings attended in person		$1,000
Payment for Board meetings attended in person by the Board Chairman		$2,000

(1) The options vest pro-rata monthly (one-twelfth per month) on the last day of each month throughout the term of service. If a director is unable to finish his or her term of service by reason of death or disability, the director options vest immediately.

Only Messrs. Barish, Harding, Walker and former director Dingman received non-employee director compensation during the fiscal year ended March 31, 2012.  H. MacGregor Clarke and J. Michael Wolfe served as employees during the fiscal year ended March 31, 2012 and therefore were not eligible to receive cash and equity compensation as non-employee directors.  We maintain $10 million of director and officer liability insurance and we have entered into indemnification agreements with each director.

Summary of Board Committee Composition
Current Directors	Board	Audit	Governance, Compensation, and Nominating
Jack J. Walker, Chairman and Director	X	X	X
Michael S. Barish, Director	X	X	X
H. MacGregor Clarke, Director	X
Wayne E. Harding III, Director	X	X
J. Michael Wolfe, Director	X

Former Director	Board	Audit	Governance, Compensation, and Nominating
Michael D. Dingman, Jr., Former Director	X	X	X

Director Compensation Table during Fiscal 2012

The following table sets forth information regarding all forms of compensation received by members of our Board of Directors during Fiscal 2012:

Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Warrant Awards	All Other Compensation	Total
Jack J. Walker, Chairman and Former President and CEO	$12,250	$-	$-	$-	$-	$12,250
Michael S. Barish, Director	$6,000	$-	$-	$-	$-	$6,000
H. MacGregor Clarke, Director and CFO (2)	$-	$-	$-	$-	$-	$-
Wayne E. Harding, III, Director (3)	$4,333	$-	$-	$-	$-	$4,333
J. Michael Wolfe, President, CEO and Director (2)	$-	$-	$-	$-	$-	$-
Michael D. Dingman, Jr., Former Director (4)	$6,833	$-	$-	$-	$-	$6,833

(1)	Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.

(2)
As an employee of the Company, each of Messrs. Clarke and Wolfe did not receive compensation for his service on the Board of Directors. Their compensation as officers of AeroGrow is included in the Executive Compensation Table.

(3)	Wayne E. Harding, III was appointed to the Board of Directors and named the Audit Committee Chairman on December 9, 2011.

(4)	Michael D. Dingman resigned from the Board on October 3, 2011.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of June 15, 2012 regarding our common stock owned of record or known by the Company to be owned beneficially by: (i) each director, (ii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), (iii) all those known by the Company to beneficially own more than 5% of the Company’s common stock, and (iv) all directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security under SEC Rule 13d-3 if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  For purposes of calculating percent of class ownership, Shares of our common stock subject to warrants and stock options exercisable within 60 days of June 15, 2012 are deemed outstanding for purposes of computing the percentage of the person holding such warrants and stock options but are not deemed outstanding for computing the percentage of any other person.

The table assumes a total of 576,294,744 shares of common stock outstanding.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Number of Common Shares Acquirable Within 60 Days (2)	Percent Beneficial Ownership

5% Stockholders

The Peierls Foundation, Inc. and Related Parties (3)	96,790,732	-	16.80%
Jack J. Walker (4), (5)	99,419,702	20,222,001	16.67%
Lazarus Investment Partners LLLP (6)	87,786,207	-	15.23%
Michael S. Barish (5), (7)	28,791,249	23,000	5.00%

Directors

Jack J. Walker (4), (5)	99,419,702	20,222,001	16.67%
Michael S. Barish (5), (7)	28,791,249	23,000	5.00%
Wayne E. Harding III (5)	390,113	-	*
J. Michael Wolfe (5) (7)	9,117,882	4,137,500	1.57%
H. MacGregor Clarke (5)	4,226,334	3,287,500	*

Named Executive Officers

J. Michael Wolfe (5) (8)	9,117,882	4,137,500	1.57%
H. MacGregor Clarke (5)	4,226,334	3,287,500	*
John K. Thompson (5)	1,807,934	1,781,250	*

All AeroGrow Named Executive Officers and Directors as a Group (6 Persons)	143,753,215	29,451,252	23.73%

*	Represents less than 1% of our outstanding common stock as of June 15, 2012.
(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which include holding voting and investment power with respect to the securities.  Shares of common stock that are acquirable within 60 days, though exercise of options or warrants, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.  Beneficial ownership is based on holdings known to the Company and may not include all shares of common stock beneficially owned but held in street name or reflect recent sales or purchases of securities that have not been made known to the Company.

(2)
The number of shares acquirable within 60 days includes any options or warrants currently exercisable or exercisable within the next 60 days.  This number is included in the number of shares beneficially owned.

(3)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13G filed April 23, 2012.  The Peierls Foundation, Inc. and Related Parties address is c/o US Trust Company of N.Y. 114 W. 47th Street, New York, NY 10036.  The beneficial ownership includes common stock and warrants held by Brian Eliot Peierls, E. Jeffrey Peierls, The Peierls By-Pass Trust, The Peierls Foundation, Inc., UD E.F. Peierls for B.E. Peierls, UD E.F. Peierls for E.J.. Peierls, UD E.S. Peierls for E.F. Peierls Et al, UD Ethel F. Peierls Charitable Lead Trust, UD J.N. Peierls for B.E. Peierls, UD J.N. Peierls for E.J. Peierls, UW E.S. Peierls for BEP Art VI-Accum, UW E.S. Peierls for EJP Art VI-Accum, UW J.N. Peierls E.J. Peierls, UW J.N. Peierls for B.E. Peierls.

(4)
Mr. Walker’s beneficial ownership includes 10,277,778 shares of common stock and 3,950,000 warrants to purchase common stock that are held of record by M&J Walker Charitable Remainder Trust, of which Mr. Walker is a controlling person.  Mr. Walker’s beneficial ownership also includes 1,187,234 shares of common stock and 833,334 warrants to purchase common stock held of record by March Trade & Finance, Inc. of which Mr. Walker is a controlling person.  In addition, Mr. Walker's beneficial ownership includes 6,000,000 shares of common stock held of record by his spouse.

(5)	The address of the beneficial owner is 6075 Longbow Dr., Suite 200, Boulder, CO 80301.
(6)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13D filed May 4, 2012.  Lazarus Investment Partners LLLP’s address is 3200 Cherry Creek Drive South, #670 Denver, CO  80209-3267.

(7)
Mr. Barish's beneficial ownership includes 5,000 common shares held by Michael S. Barish Irrevocable Spousal Trust, 4,500 common shares held by Barish Family Foundation, 1,051,652 common shares held by his wife Joyce F. Barish, and 5,000 shares held by Joyce F. Barish Irrevocable Children's trust, of which Mr. Barish is a controlling person.

(8)	Mr. Wolfe's beneficial ownership includes 2,822,049 shares of common stock that are held jointly with his spouse.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of March 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans	10,627,507	$0.09	2,779,299
Equity compensation plans not approved by security holders	--	$--	--
Total	10,627,507	$0.09	2,779,299

At, March 31, 2010 the Company has granted options for 2,815,579 shares of the Company’s common stock that are unvested that will result in $167,445 of compensation expense over the next 9 months.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Parties

Since April 1, 2011, our Board of Directors reviewed and did not object to any of the related party transactions reported in this Annual Report on Form 10-K. Our Board recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore follows the procedures as described below to address such risks.

Our Board of Directors is required to review all related party transactions. AeroGrow is prohibited from entering or continuing a material related party transaction that has not been reviewed and approved or ratified by the Board. Additionally, in transactions where an executive officer is considered to be a related party of any provider of our goods or services, the board of directors must approve the transaction. In reviewing a related party transaction, the board of directors considers all of the relevant factors surrounding the transaction including:

1.	whether there is a valid business reason for us to enter into the related party transaction consistent with the best interests of AeroGrow and its stockholders;

2.	whether the transaction is negotiated on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally;

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

During the fiscal year ended March 31, 2012, subsequent to year end, and in prior years, we relied upon a variety of debt funding sources to meet our liquidity requirements, including transactions that: (i) involved members of our Board, management team and certain stockholders that beneficially own more than five percent of our outstanding voting securities and (ii) are required to be disclosed pursuant to Item 404 of Regulation S-K.  These transactions are disclosed above under the heading “Liquidity and Capital Resources” and in Note 2, “Notes Payable and Long Term Debt,” Note 5 “Related Party Transactions, ” Note 7 “Stockholders’ Equity,” and Note 8 “Subsequent Events,” to our consolidated financial statements.

Board Independence

Our common stock trades on the OTCQB market tier and we are considered to be a “smaller reporting company” under applicable SEC rules.  As such, we are not currently subject to corporate governance standards of other listed companies, which require, among other things, that the majority of the board of directors be independent.  Because we are not currently subject to corporate governance standards defining the independence of our directors, we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that Mr. Harding and Michael D. Dingman, Jr., who served as a director from July 2008 to October 2011, were the only independent members of our Board of Directors during the fiscal year ended March 31, 2012.  Mr. Harding currently serves as the Chairman of the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of the Independent Registered Public Accountants

Aggregate fees billed by Eide Bailly and EKS&H, for the fiscal years ended March 31, 2012 and 2011 are as follows:

	Fiscal 2012	Fiscal 2011
Eide Bailly:
Audit Fees	$81,059	$84,000
Audit Related Fees	-	2,211
Tax Fees	-	-
All Other Fees	-	-
Total Eide Bailly	81,059	86,211

EKS&H
Audit Fees	5,441	-
Audit Related Fees	543	-
Tax Fees	-	-
All Other Fees	-	-
Total EKS&H	5,984	-

Grand Total	$87,043	$86,101

Audit Fees:  This category includes the audit of our annual financial statements included in our Annual Report on Form 10-K, review of quarterly financial statements included in our Quarterly Reports on Form 10-Q, and if and when required or requested, the audit of the effectiveness of our internal controls.

Audit-related fees:  This category consists of assurance and related services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax fees:  This category consists of professional services rendered primarily in connection with our tax planning and compliance activities, including the preparation of tax returns. Although we did incur $12,000 and $9,000 in tax fees during Fiscal 2012 and 2011, respectively, we did not engage Eide Bailly or EKS&H for any tax services.

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
J. Michael Wolfe
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint either of J. Michael Wolfe or H. MacGregor Clarke, with full power of substitution and full power, to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of June 2012.

Signature	Title	Date

/s/ JACK J. WALKER	Chairman of the Board	JUNE 26, 2012
Jack J. Walker

/s/ J. MICHAEL WOLFE	President and Chief Executive Officer	JUNE 26, 2012
J. Michael Wolfe

/s/ H. MACGREGOR CLARKE	Chief Financial Officer, Treasurer, and Director	JUNE 26, 2012
H. MacGregor Clarke

/s/ GREY H. GIBBS	Controller and Chief Accounting Officer	JUNE 26, 2012
Grey H. Gibbs

/s/ MICHAEL S. BARISH	Director	JUNE 26, 2012
Michael S. Barish

/s/ WAYNE E. HARDING III	Director	JUNE 26, 2012
Wayne E. Harding III

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying balance sheet of AeroGrow International, Inc. (“the Company”) as of March 31, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2012, and the results of its operations and its cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
June 26, 2012
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying balance sheet of AeroGrow International, Inc. (“the Company”) as of March 31, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP
Fargo, North Dakota
August 15, 2011

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$501,577	$355,781
Restricted cash	42,756	162,837
Accounts receivable, net of allowance for doubtful accounts of $768 and $17,791 at March 31, 2012 and 2011, respectively	221,713	290,997
Other receivables	197,076	260,692
Inventory, net	1,784,424	2,547,570
Prepaid expenses and other	309,340	335,854
Total current assets	3,056,886	3,953,731
Property and equipment, net of accumulated depreciation of $2,709,075 and $2,525,853 March 31, 2012 and 2011, respectively	133,768	359,962
Other assets
Intangible assets, net of $120,923 and $24,834 of accumulated amortization at March 31, 2012 and 2011, respectively	198,490	273,081
Deposits	145,744	159,631
Deferred debt issuance costs, net of accumulated amortization of $1,449,581 and $737,531 March 31, 2012 and 2011, respectively	844,116	1,488,491
Total other assets	1,188,350	1,921,203
Total Assets	$4,379,004	$6,234,896
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$607,840	$1,506,841
Notes payable	633,995	350,798
Notes payable – Related party	307,821	211,321
Current portion - long term debt – Related Party	100,464	13,947
Current portion – long term debt	988,589	1,168,160
Accrued expenses	252,562	614,234
Customer deposits	8,270	122,377
Deferred rent	6,207	22,513
Total current liabilities	2,905,748	4,010,191
Long-term debt	5,892,590	3,716,229
Long-term debt-related party	702,708	359,751
Total liabilities	9,501,046	8,086,171
Commitments, and contingencies
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 7,526 and 7,576 issued and outstanding at March 31, 2012 and 2011, respectively	8	8
Common stock, $.001 par value, 500,000,000 shares authorized, 20,994,160 and 19,244,160 shares issued and outstanding at March 31, 2012 and 2011, respectively	20,994	19,244
Additional paid-in capital	62,602,533	62,324,016
Accumulated (deficit)	(67,745,577)	(64,194,543)
Total Stockholders' Equity (Deficit)	(5,122,042)	(1,851,275)
Total Liabilities and Stockholders' Equity (Deficit)	$4,379,004	$6,234,896

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years ended March 31,
	2012	2011	2010

Product sales, net	$8,230,424	$11,313,212	$17,251,347
Cost of revenue	4,164,676	7,928,687	11,846,399
Gross Profit	4,065,748	3,384,525	5,404,948

Operating expenses
Research and development	48,669	187,178	424,741
Sales and marketing	2,031,043	3,760,290	6,104,742
General and administrative	2,278,491	3,116,446	5,112,647
Total operating expenses	4,358,203	7,063,914	11,642,130

(Loss) from operations	(292,455)	(3,679,389)	(6,237,182)

Other (income) expense, net
Interest (income)	(18)	(8,582)	(8,537)
Interest expense	3,328,835	3,787,684	931,468
Interest expense – related party	473,932	415,109	117,382
Other (income) expense, net	(544,170)	48,140	(946,290)
Total other (income) expense, net	3,258,579	4,242,351	94,023

Net (loss)	$(3,551,034)	$(7,921,740)	$(6,331,205)

Net (loss) per share, basic and diluted	$(0.18)	$(0.56)	$(0.50)

Weighted average number of common shares outstanding, basic and diluted	19,516,701	14,240,761	12,564,140

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, April 1, 2009	13,342,877	13,343	-	-	45,696,630	(49,941,598)	(4,231,625)
Preferred Stock issued in private placements	-	-	7,586	8	6,685,478	-	6,685,486
Exercise of stock options	4,075	4	-	-	16	-	20
Repurchase and Retirement of Common Stock	(948,703)	(949)	-	-	-	-	(949)
Warrants issued in accordance with debt	-	-	-	-	38,200	-	38,200
Stock options issued under equity compensation plans	-	-	-	-	513,143	-	513,143
Net (loss)	-	-	-	-	-	(6,331,205)	(6,331,205)
Balances, March 31, 2010	12,398,249	$12,398	7,586	$8	$52,933,467	$(56,272,803)	$(3,326,930)
Common stock issued upon conversion of convertible debt	6,045,911	6,046	-	-	598,545	-	604,591
Conversion of preferred stock to common stock	100,000	100	(10)	-	(100)	-	-
Common stock issued to consultants	700,000	700	-	-	34,300	-	35,000
Warrants issued to consultants	-	-	-	-	1,548,600	-	1,548,600
Stock options issued under equity compensation plans	-	-	-	-	138,804	-	138,804
Convertible debt discount	-	-	-	-	7,070,400	-	7,070,400
Net (loss)	-	-	-	-	-	(7,921,740)	(7,921,740)
Balances, March 31, 2011	19,244,160	$19,244	7,576	$8	$62,324,016	$(64,194,543)	$(1,851,275)
Conversion of preferred stock to common stock	500,000	500	(50)	-	(500)	-	-
Common stock issued to consultants	1,250,000	1,250	-	-	20,125	-	21,375
Stock options issued under equity compensation plans	-	-	-	-	258,892	-	258,893
Net (loss)	-	-	-	-	-	(3,551,034)	(3,551,034)
Balances, March 31, 2012	20,994,160	$20,994	7,526	$8	$62,602,533	$(67,745,577)	$(5,122,041)

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
	Years Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss)	$(3,551,034)	$(7,921,740)	$(6,331,205)
Adjustments to reconcile net (loss) to cash and cash equivalents provided (used) by operations:
Issuance of common stock and options under equity compensation plans	258,892	138,804	452,393
Issuance of common stock and options under equity compensation associated with severance agreements	-	-	60,750
Issuance of common stock not under equity compensation plans	21,375	-	-
Issuance of common stock not under equity compensation plans	-	35,000	-
Issuance of warrants related to debt	-	-	38,200
Depreciation and amortization expense	332,061	698,432	840,315
Loss on disposal of fixed assets	862	73,438	-
Allowance for bad debt	(1,296)	(69,407)	(1,336,311)
Amortization of debt issuance costs	712,050	800,451	242,854
(Gain) loss from revision of vendor payment agreement	(415,405)	105,591	(807,310)
Amortization of convertible debentures, beneficial conversion feature	985,437	1,134,140	-
Amortization of convertible debentures, beneficial conversion feature -related party	177,152	157,002	-
Interest expense from warrants issued with convertible debentures	871,929	1,040,149	-
Interest expense from warrants issued with convertible debentures – related party	171,472	135,823	-
Change in operating assets and liabilities:
Decrease in accounts receivable	70,580	256,523	3,136,250
(Increase) decrease in other receivable	63,616	(861)	72,228
Decrease in inventory	763,146	946,162	4,856,403
Decrease in other current assets	26,514	2,241	227,359
(Increase) decrease in deposits	13,887	80,514	(129,369)
(Decrease) in accounts payable	(367,202)	(1,903,453)	(1,747,506)
(Decrease) in accrued expenses	(300,196)	(174,297)	(868,693)
Increase in accrued interest – related party	97,431	39,025	14,465
Increase in accrued interest	568,602	408,473	10,878
Increase (decrease) in customer deposits	(114,107)	(216,664)	92,313
(Decrease) in deferred rent	(16,306)	(18,260)	(16,510)
Net cash and cash equivalents provided (used) by operating activities	369,460	(4,252,914)	(1,192,496)
Cash flows from investing activities:
(Increase) decrease in restricted cash	120,081	281,025	(5,531)
Purchases of equipment	(10,641)	(111,322)	(71,139)
Patent expenses	(21,498)	(15,463)	(47,347)
Net cash and cash equivalents provided (used) by investing activities	87,942	154,240	(124,017)
Cash flows from financing activities:
Proceeds from long term debt borrowings	-	6,554,677	13,981,196
Proceeds from long term debt borrowings – related party	-	300,000	863,439
Repayment of long term borrowings	(518,338)	(2,349,266)	(17,851,462)
Repayment of long term borrowings – related party	(211,301)	(169,485)	-
Proceeds from notes payable	1,053,780	1,050,000	-
Proceeds from notes payable – related party	423,520	450,000	-
Repayments of notes payable	(842,817)	(687,723)	-
Repayments of notes payable – related party	(243,774)	(233,820)	-
Proceeds from short term debt borrowings	95,000	-	-
Proceeds from the exercise of stock options, net	-	-	20
Proceeds from issuance of preferred stock, net	-	-	4,441,537
Principal payments on capital leases	-	(31,459)	(97,914)
(Increase) decrease in debt issuance costs	(67,676)	(678,051)	(103,419)
Net cash (used) provided by financing activities	(311,606)	4,204,873	1,233,397
Net increase (decrease) in cash	145,796	106,199	(83,116)
Cash and cash equivalents, beginning of period	355,781	249,582	332,698
Cash and cash equivalents, end of period	$501,577	$355,781	$249,582

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2012	2011	2010
Interest paid	$140,293	$371,368	$2,285,146
Income taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party debt to equity	$-	$-	$1,200,000
Conversion of accounts payable to equity	$-	$-	$1,043,000
Increase of notes receivable for equity	$-	$-	$139,000
Increase of notes receivable, related party for equity	$-	$-	$762,000
Decrease of notes receivable, related party for equity as debt payment	$-	$-	$150,000
Decrease of debt associated with inventory consumption	$159,850	$-	$-
Modification of accrued expenses to equity	$-	$-	$89,000
Modification of accounts payable to long-term debt	$116,394	$-	$1,386,040
Modification of accounts payable to long-term debt related party	-	$50,000	-
Common stock returned upon issuance of preferred shares	$-	$-	$949
Modification of accrued interest to long term debt	$11,312	$350,871	$-
Modification of accrued interest to long term debt - related party	$9,198	$72,107	$-
Conversion of long term debt to common stock	$-	$592,989	$-
Conversion of accrued interest to common stock	$-	$11,602	$-
Warrants issue to placement agent as a cost of debt issuance	$-	$1,548,600	$-
Modification of accrued expenses and accounts payable to debt	$61,476	$661,446	$-
Reclassification of related party debt to long term debt	$-	$37,548	$-
Common stock issued upon conversion of preferred shares	$-	$700	$-

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Organization and Description of the Business

AeroGrow International, Inc. (the "Company") was incorporated in the State of Nevada on March 25, 2002.  On January 12, 2006, the Company and Wentworth I, Inc., a Delaware corporation (“Wentworth”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) which was consummated on February 24, 2006.  Under the Merger Agreement, Wentworth merged with and into the Company, and the Company was the surviving corporation (“Merger”). The Merger, for accounting and financial reporting purposes, has been accounted for as an acquisition of Wentworth by the Company.  As such, the Company was the accounting acquirer in the Merger, and the historical financial statements of the Company will be the financial statements for the Company following the Merger.

The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets 5 different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue and direct-to-consumer sales in the United States as well as selected countries in Europe, Asia and Australia.

Liquidity, Ability to Continue as a Going Concern, and Basis of Presentation

As shown in the accompanying financial statements, we have incurred net losses of $3,551,034 and $7,921,740 for the years ended March 31, 2012 and 2011, and have an accumulated deficit of $67,745,577 as of March 31, 2012.  As more fully discussed in the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has developed sources of funding that management believes are sufficient to support the Company’s operating plan for the fiscal year ending March 31, 2013. These sources include, but are not limited to, the cash flow impact of a restructuring of our convertible debt and convertible preferred stock that was converted, in full, to common equity in April 2012, and approximately $1.6 million in new common equity that was raised through warrant exercises during May 2012.  The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In such cases, there can also be no assurance that the Company’s existing funding sources will prove to be sufficient to support the Company’s operations.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional capital as may be required, and ultimately to attain profitable operations.  We do intend to seek additional capital during the fiscal year ending March 31, 2013, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event, we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates will occur in the near term.

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with ASC 260 (prior authoritative guidance:  Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98).  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  For the years ended March 31, 2012, March 31, 2011 and March 31, 2010, the Company had 222.3 million, 245.9 million, and 68.2 million, respectively, of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2012 and March 31, 2011.

Restricted Cash

The Company has secured activity related to its corporate credit card purchase account with a restricted money market account.  In addition, as discussed in Note 2– Notes Payable and Long Term Debt, 20% of the Company’s daily credit card receipts are held in a restricted escrow account in accordance with the 2011 Credit Card Receipts-Backed Notes.  The balances in this account as of March 31, 2012 and March 31, 2011 were $42,756 and $162,837, respectively.

Concentrations of Risk

 ASC 825-10-50-20 (prior authoritative guidance: SFAS No.105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution exceeded the $250,000 federally insured limit as of March 31, 2012.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:

For the years ended March 31, 2012 and 2011, the Company had one customer who represented 7.6% and 12.0%, respectively, of the Company’s net product sales.  For the year ended March 31, 2010, the Company had two customers who represented 14.0% and 7.0% of the Company’s net product sales, respectively.

Suppliers:

For the year ended March 31, 2012, the Company purchased inventories and other inventory related items from two suppliers totaling $583,629, and $568,271, representing 14.0% and 13.6% of cost of sales, respectively.  For the year ended March 31, 2011, the Company purchased inventory and other inventory related items from three suppliers totaling $855,203, $790,372, and 693,272, representing 10.8%, 10.0% and 8.7% of cost of sales, respectively. For the year ended March 31, 2010, the Company purchased inventory and other inventory related items from one supplier totaling $1,495,163, representing 13.0% of cost of sales.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations.

Account Receivables:

As of March 31, 2012, the Company had one customer who represented 62.8% of outstanding accounts receivables.  As of March 31, 2011, the Company had three customers who represented 19%, 19%, and 11% of outstanding accounts receivables, respectively.  Management believes that all receivables from these customers are collectible.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2012 and March 31, 2010 due to the relatively short-term nature of these instruments.  Accounting standards define fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price), and establish a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable.  The three levels of the fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.
Level 3:	Unobservable inputs.

As of March 31, 2012 and March 31, 2011, the fair value of the Company's debt using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 18%.

	March 31, 2012		March 31, 2011
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes Payable	$875,488	$941,816	$558,077	$580,621
Notes Payable discount	-	-	-	(18,502)
Long-term debt	7,984,860	10,081,647	7,000,700	9,842,870
Long-term debt discount	-	(2,397,296)	-	(4,584,783)
Total	$8,860,348	$8,626,167	$7,558,777	$5,820,206

As of March 31, 2012 and March 31, 2011, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Property and Equipment

Property and equipment are stated at cost.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets.  Office equipment and computer hardware are depreciated over five years.  Tooling is depreciated over three years. Leasehold improvements are being amortized over the life of the lease.

Property and equipment consist of the following as of:
	March 31,	March 31,
	2012	2011
Manufacturing equipment and tooling	$1,990,808	$1,985,405
Computer equipment and software	398,670	404,159
Leasehold improvements	111,759	111,759
Other equipment	341,606	384,492
	2,842,843	2,885,815
Less: accumulated depreciation	(2,709,075)	(2,525,853)
Property and equipment, net	$133,768	$359,962

Depreciation expense for the years ended March 31, 2012, March 31, 2011, and March 31, 2010 was $235,972, $680,452 and $836,977, respectively.

Intangible Assets

Intangible assets consist of the direct costs incurred for application fees and legal expenses associated with patents and trademarks on the Company's products.  The Company periodically reviews the value of the intangible assets.  To the extent carrying values exceed estimated fair values, the Company records a reduction in the carrying value to the determined fair value.  For the year ended March 31, 2012, the Company determined that four patent applications had carrying values above fair value totaling $77,864 and accelerated the depreciation on those intangible assets.  The Company amortizes its patent and trademark costs on a straight line basis over their estimated useful life of 17 years.

Intangible assets consist of the following:

	March 31,	March 31,
	2012	2011
Patents	$274,933	$253,435
Trademarks	44,480	44,480
	319,413	297,915
Less: accumulated amortization	(120,923)	(24,834)
Intangible assets, net	$198,490	$273,081

Amortization expense for the years ended March 31, 2012, March 31, 2011 and March 31, 2010, was $96,089, $17,980 and $3,338, respectively.

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

	March 31,	March 31,
	2012	2011
Finished goods	$913,267	$1,351,245
Raw materials	871,157	1,196,325
	$1,784,424	$2,547,570

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2012 and 2011, the Company had reserved $103,401 and $848,794, respectively, for inventory obsolescence.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days to net 90 days. Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company writes-off uncollectible accounts when incurred and the allowance is based upon the historical level of write-offs associated with all customers plus any specifically identified uncollectible receivables. The Company's allowance estimate resulted in an allowance of $768 and $17,791 at March 31, 2012 and March 31, 2011, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions and for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of March 31, 2012 and March 31, 2011, the balance in this reserve account was $197,076 and $260,692, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with ASC 340-20-25 (prior authoritative guidance: Statement of Position, “No. SOP 93-7” Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2012 and March 31, 2011, the Company had deferred $2,524 and $3,386, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2012, March 31, 2011 and March 31, 2010 were $751,456, $1,542,939, and $2,299,431, respectively.

Research and Development

Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock Based Compensation

The Company accounts for share-based payments in accordance with ASC 710-10-55 (prior authoritative guidance: FASB Statement 123(R) Shared-Based Payment).  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued under ASC 710-10-55. For the years ended March 31, 2012, March 31, 2011, March 31, 2010, equity compensation in the form of stock options and grants of restricted stock that vested totaled $258,892, $138,804, and $452,393, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Years ended
	March 31, 2012	March 31, 2011	March 31, 2010
General and administrative	$168,560	$69,295	$319,673
Research and development	-	-	6,644
Sales and marketing	90,332	69,509	126,076
Total	$258,892	$138,804	$452,393

Income Taxes

ASC 740-10 (prior authoritative guidance: FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As of March 31, 2012, the Company had no unrecognized tax benefits, which would affect the Company’s effective tax rate. It is reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any such change to be material.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of March 31, 2012 and March 31, 2011, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2012 and March 31, 2011, the Company had accrued $37,955 and $23,889 respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. Based upon the foregoing, the Company has recorded as of March 31, 2012 and March 31, 2011 a provision for potential future warranty costs of $8,304 and $22,105, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods. This allowance is deducted from payments to us by such  retailers. As of March 31, 2012 and March 31, 2011, the Company has recorded a reserve for customer returns of $27,258 and $44,315, respectively.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges paid by customers are included in product sales.

Deferred Rent

In July 2006, the Company entered into a facility lease with a term through January 2012, for its corporate offices in Boulder, Colorado.  As of September 30, 2011 this lease was extended through September 30, 2014.  As of March 31, 2012 and March 31, 2011, the Company had recorded deferred rent related to this agreement in the amount of $6,207 and $22,513, respectively, based on the difference between rent expense recorded and the rent payment obligation.

Deferred Debt Issuance Costs

The Company capitalizes debt issuance costs that are directly attributable to realizing the proceeds of the debt issued and it is amortized over the contractual life of the debt using the effective interest rate method.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASC Update 2011-04 (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASC update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance includes changes to how and when the valuation premise of highest and best use applies, clarification on the application of blockage factors and other premiums and discounts, as well as new and revised disclosure requirements. This ASC update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s financial statements.

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

Note 2 – Notes Payable and Long Term Debt

We relied upon a variety of debt funding sources to help meet our liquidity requirements during Fiscal 2012 and Fiscal 2011 as summarized below:

	March 31,	March 31,
	2012	2011
Main Power Promissory Note	$1,999,297	$2,103,600
Bridge Loans	-	38,837
First Western Trust Term Loan	578,445	816,151
Subordinated Secured Convertible Notes	5,032,188	2,299,500
Notes Payable –Credit Card Receipts-Backed Notes	941,815	562,118
Pawnee Promissory Note	74,422	-
Total Debt	8,626,167	5,820,206
Less current portion	2,030,869	1,744,226
Long Term Debt	$6,595,298	$4,075,980

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

During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently the parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $3,000 during the fourth fiscal quarter of Fiscal 2012, $159,000 during the fiscal year ending March 31, 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  As of March 31, 2012, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $1,999,297 and we were current and incompliance with all terms and conditions.

Bridge Loans

Between October 30 and November 9, 2009, the Company entered into bridge financing arrangements totaling $580,000 (the “Bridge Loans”) with five lenders.  The Bridge Loans were unsecured, subordinated to then-existing senior debt of the Company, and accrued interest at 20% per annum.  The Company issued 580,000 warrants to purchase common shares of the Company to the lenders.  Each of the warrants has a five-year term and an exercise price of $0.25 per common share.  As of March 31, 2012, the Bridge Loans had been repaid in full.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, the Company’s Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on the Company’s assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  The Company will make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on the Company’s stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of March 31, 2012, $578,445 was outstanding under the FWTB Term Loan, including accrued interest and we were current and in compliance with all terms and conditions.

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

The Subordinated Secured Convertible Notes bear interest at 8% per year, payable quarterly in cash, additional Subordinated Secured Convertible Notes, or in registered common stock of the Company, at the option of the Company, and mature on May 6, 2013.  The Subordinated Secured Convertible Notes can be converted into shares of the Company's common stock at any time, initially at a conversion price of $0.10 per share (the “Conversion Price”). The Subordinated Secured Convertible Notes will automatically convert into shares of the Company’s common stock in the event (i) there is an effective registration statement registering the resale under the Securities Act of 1933 (“Securities Act”) of the underlying stock (“Conversion Shares”) or the Conversion Shares are eligible to be resold without restriction or limitation under Rule 144 under the Securities Act, and (ii)  the closing bid price of the Company’s common stock as quoted on the OTCQB or other principal trading market is at least $0.25 per share for 20 out of 30 consecutive trading days with an average daily trading volume of at least one million shares.  The Subordinated Secured Convertible Notes are secured by a subordinated lien on all assets of the Company.

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

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $2,187,487 and $1,942,695 for the fiscal years ended March 31, 2012 and March 31, 2011, respectively.  During Fiscal 2011, $604,591 of the Subordinated Secured Notes and accrued interest were converted into common stock.  The remaining unamortized debt discount of $452,922 related to the amount converted was also charged to interest expense.  As of March 31, 2012, the remaining unamortized discount on the Subordinated Secured Convertible Notes was $2,397,296.

The Company paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred debt issuance costs on the Company’s balance sheet.  These costs will be amortized to expense over the three-year term of the Subordinated Secured Convertible Notes.  In addition, the Company granted warrants to purchase the Company’s common stock to the placement agent for its Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  The Company granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants have a five-year term expiring May 6, 2015 and contain a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred debt issuance cost on the Company’s balance sheet, which is being amortized to expense over the three-year term of the Subordinated Convertible Notes.  For the fiscal years ended March 31, 2012 and March 31, 2011, the amortized deferred debt issuance costs relating to the Subordinated Convertible Notes totaled $633,634 and $629,894, respectively.

As of October 31, 2010 and January 31, 2011, the Company issued a total of $369,385 new Subordinated Secured Convertible Notes to pay accrued interest (the “Interest Notes”).  The Interest Notes have the same terms and conditions as the Subordinated Secured Convertible Notes.

Effective on April 29, 2011, a majority in interest of the holders of the Subordinated Secured Convertible Notes agreed to modify the terms of the Subordinated Secured Convertible Notes to (i) waive the Company’s obligations to make quarterly interest payments and (ii) provide that interest be paid in cash only.  These modifications were effective from April 29, 2011 through January 31, 2012.

As of March 31, 2012, the outstanding balance of the Subordinated Secured Convertible Notes reported as a liability on the Company’s balance sheet, including accrued interest, totaled $5,032,188 and we were current and in compliance with all terms and conditions.

On April 11, 2012, the Subordinated Secured Convertible Notes outstanding, including all accrued interest, were converted into common stock at a conversion price of $0.025 per common share, and the outstanding balance due on the Subordinated Secured Convertible Notes was reduced to zero.  As a result of the conversion of the Subordinated Secured Convertible Notes, the Company will recognize $2,397,296 in non-cash interest expense due to the accelerated recognition of the debt discount and deferred debt issuance costs during the quarter ending June 30, 2012.  For further information on the conversion of the Subordinated Secured Convertible Notes, please see Note 8 “Subsequent Events” to our consolidated financial statements.

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

For the fiscal year ended March 31, 2012, the total amortized deferred debt issuance costs relating to the 2010 Credit Card Offering was $23,401.

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

The Company used the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering  The issuance of the 2011 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2011 Credit Card Offering was offered and sold only to investors who are, or the Company reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2011 Credit Card Offering has not been registered under the Securities Act, the securities sold in the 2011 Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

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

As of March 31, 2012, the outstanding balance of the 2011 Credit Card Notes reported as a liability on the Company’s balance sheet, including accrued interest, totaled $941,815 and we were current and in compliance with all terms and conditions.

During May 2012, $340,948 in 2011 Credit Card Notes (including accrued interest) were converted to common equity pursuant to the exercise of common stock warrants.  For additional information on these transactions, please see Note 8 “Subsequent Events” to our consolidated financial statements.

Pawnee Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to the Company’s headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at the option of the Company, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of March 31, 2012, the outstanding balance of the Lease Promissory Note, including accrued interest, was $74,422 and we were current and in compliance with all terms and conditions.

Debt Payment Obligations

The timing of the Company's estimated contractual obligations, including accrued interest and excluding unamortized discounts, as of March 31, 2012 is as follows:

		Fiscals Years Ending March 31
	Total Amounts	2013	2014	2015	2016
Notes payable	$941,816	$941,816	$-	$-	$-
Long-term debt	10,081,647	1,089,053	7,660,159	772,139	560,297
Total	$11,023,463	$2,030,869	$7,660,159	$772,139	$560,297

The amounts do not include the discounts related to the value of embedded warrants, the beneficial conversion feature and the related loan origination fees.

As of April 11, 2012, $7,444,380 of convertible notes (including accrued interest), previously due in May 2013 were converted to equity.

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

For the years ended March 31, 2012, March 31, 2011 and March 31, 2010, respectively, the Company granted 0, 8,890,000, and 1,744,973 options to purchase the Company’s common stock at exercise prices ranging from $0.07 to $2.96 per share under the 2005 Plan as follows:

	Years ended March 31,
	2012	2011	2010
Employees	-	8,890,000	1,441,573
Consultants	-	-	400
Directors	-	-	303,000
	-	8,890,000	1,744,973

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

In March 2007, in as much as the Company’s stock had begun trading in the public market but trading history was limited, the Company reviewed the assumptions utilized for the volatility rate, researching companies within the consumer products category with comparable market capitalizations, comparable per share prices and with a minimum of five years of trading history, the length of time the options are exercisable. Accordingly, for the options granted for the period January 1, 2007 through December 31, 2007, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 50.3%; risk free interest rate of 5%; and average lives of 3 years resulting in a value of $2.28 per option granted based upon a market value of $5.90 per share on the date of grant. The foregoing assumptions were re-evaluated in March 2008 using the same comparison companies for the options granted for the period January 1, 2008 through October 19, 2009, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 61.0%; risk free interest rate of 5%; and average lives of 3 years resulting in values of $.18 to $2.61 per option granted based upon market values on the date of grant.  For the options granted in January 2010, the Company used the following weighted average assumptions: no dividend yield; expected volatility rate of 103.0%; risk free interest rate of 5%; and average lives of 3 years resulting in values of $.09 and $.11 per option granted based upon market values on the date of grant.  Accordingly, for the options granted on June 23, 2010, December 8, 2010, and January 14, 2011, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 122.24%, 122.57% and 121.05%, respectively; risk free interest rates of 1.0%, 1.0% and 1.0%, respectively; and average lives of 3 years resulting in values of $0.10, $0.06 and $0.05, respectively, based on the market values on the date of grant.  As a result of recognizing compensation expense for stock options pursuant to the provisions of ASC 710-10-55, the net loss for the years ended March 31, 2012, March 31, 2011 and the March 31, 2010, was increased by $258,893, $138,804 and $452,393, respectively.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
				Weighted-
	Options	Low	High	Average
Balances at April 1, 2009	3,019,073	$0.01	$5.90	$2.77
Granted	1,744,973	$0.07	$0.13	$0.09
Exercised	(4,075)	$0.01	$0.01	$0.01
Forfeited	(1,591,509)	$0.21	$5.90	$3.65
Balances at March 31, 2010	3,168,462	$0.18	$5.90	$0.83
Granted	8,890,000	$0.07	$0.14	$0.08
Exercised	-	-	-	-
Forfeited	(938,706)	$0.12	$5.00	$2.27

Balances at March 31, 2011	11,119,756	0.07	$5.90	$0.12
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(492,249)	$0.07	$5.90	$0.57
Balances at March 31, 2012	10,627,507	$0.07	$0.12	$0.09

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2012 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted			average	Weighted
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.07 to $0.20	10,627,507	3.31	$0.09		7,811,928	3.17	$0.10
	10,627,507	3.31	$0.09	$-	7,811,928	3.17	$0.10	$-

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

At March 31, 2012 the Company has granted options for 2,815,579 shares of the Company’s common stock that are unvested that will result in $167,445 of compensation expense over the next nine months.

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

Income tax provision consisted of the following:
	2012	2011
Current:
Federal	$-	$-
Foreign
State	456	2,056
	456	2,056
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income Tax Provision	$456	$2,056

Reconciliation of effective tax rate:
	2012	2011
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	2.48%	3.56%
Permanent items	-2.56%	-0.68%
Change in Effective Tax Rate	-14.92%	3.00%
Other Adjustments	7.98%	0.91%
Valuation Allowance	-27.25%	-40.82%
Effective income tax rate	-0.01%	-0.03%

	2012	2011
Deferred tax assets:
Net Operating Loss	$20,134,695	$19,041,350
R & D Credit carryforwards	602,716	609,807
Intangibles and Fixed Assets	156,664	166,354
Accrued Compensation	9,670	77,431
Allowance for Bad Debt	282	31,998
Reserve for Customer Returns	9,998	16,676
Warranty Reserve	3,406	8,318
Other Accrued Liabilities	-	-
Prepaid Expenses	-	-
Reserve for Obsolete Inventory	37,925	-
SFAS 123R	1,506,146	1,545,249
Charitable Contributions	4,701	6,760
Other	90,479	109,483

Gross deferred tax assets	22,556,320	21,613,426

Deferred tax liabilities:
Other	-	(3,662)
Prepaid Expenses	(46,740)	(67,659)
Gross deferred tax liabilities	(46,740)	(71,321)

Net deferred tax assets before valuation allowance	22,509,580	21,542,105

Valuation Allowance	(22,509,580)	(21,542,105)

Deferred Tax Assets (Liabilities), Net	$-	$-

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

At March 31, 2012 and March 31, 2011, respectively, approximately $55.4 million and $51.1 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2032.  As of March 31, 2012 approximately $546 thousand of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not be able to realize the benefits of these deductible differences at March 31, 2012.

Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements.  As of March 31, 2012, the Company has not recorded a liability for uncertain tax positions.  Included in net deferred tax assets is $602 thousand of research credits.  While the Company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the Company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended March 31, 2008 through the current period.

Note 5 – Related Party Transactions

See Note 2 “Notes Payable and Long Term Debt,” Note 7 “Stockholders’ Equity” and Note 8 “Subsequent Events” to our consolidated financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders.

On August 22, 2011, the Company entered into a transaction with Marsha S. Walker, the spouse of the Company’s Chairman, Jack J. Walker. Pursuant to that transaction, Ms. Walker purchased a bulk lot of grow bulbs from the Company for an aggregate purchase price of $86,426 and agreed to re-sell the bulbs to the Company in small lots as and when requested by the Company, at a fixed mark-up of 3.21%. The Company repurchased all the bulbs prior to December 31, 2011. While the title of the bulbs transferred to Ms. Walker, the substance of the arrangement was not considered a sale.

Note 6 – Commitments and Contingencies

We lease an office space in, Boulder, Colorado. As of September 30, 2011, the Company executed an amendment to the lease which reduced the square footage and monthly rent and extended the lease term. We lease 9,868 square feet with a current monthly rent of $9,045. We also pay our proportionate share of building taxes, insurance and operating expenses. The term continues until September 30, 2014, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

During the first two months of Fiscal 2012, the Company rented warehouse and manufacturing space in Indianapolis, Indiana. The Company completely moved out of the facility in May 2011.

In May 2011, the Company reached an agreement with Wildernest Logistics Solutions to provide warehousing, distribution and fulfillment operations, and seed kit manufacturing. The agreement calls for a monthly $10,000 facility charge. The initial term continues until April 27, 2014.

Future cash payments under such agreements for the remaining years are as follows:

Year Ending	Rent

March 31, 2013	$230,448
March 31, 2014	234,313
March 31, 2015	68,140
$532,901

Rent expense for the years ended March 31, 2012, March 31, 2011 and March 31, 2010, was $314,953 $503,731, and $543,676, respectively.

Note 7 – Stockholders’ Equity

Common Stock

As of March 31, 2012, the Company had 20,994,160 common shares issued and outstanding out of the 500,000,000 shares (par value $0.001 per share) that have been authorized by the Company’s shareholders.

As more fully detailed above in Note 2 “Notes Payable and Long Term Debt”, between May and September 2010, the Company completed a private offering $7,020,000 in 8% Subordinated Secured Convertible Notes due May 6, 2013, 70,200,000 common stock warrants that were issued to investors, and 14,040,000 common stock warrants that were issued to the placement agent for the offering.  The Subordinated Secured Convertible Notes had an original conversion price of $0.10 per common share, and could be converted into common shares at any time at the option of the holder.  The conversion price may be adjusted in accordance with customary anti-dilution rights.  In addition, under certain circumstances, the Company can force conversion of the Subordinated Secured Convertible Notes.  Each warrant issued as part of the offering of Subordinated Secured Convertible Notes entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The warrants issued to the placement agent also contain a cashless exercise provision.  All of the warrants expire May 6, 2015.

On April 11, 2012, all of the outstanding Subordinated Secured Convertible Notes (including accrued interest) were converted to an aggregate of 297,779,245 common shares pursuant to a restructuring approved by the holders of the Subordinated Secured Convertible Notes and the company’s stockholders.  For additional information regarding the restructuring of the Subordinated Secured Convertible Notes, please refer to Note 8 “Subsequent Events” to our consolidated financial statements.

As more fully detailed above in Note 2 “Notes Payable and Long Term Debt”, on October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 2010 Credit Card Receipts-Backed Notes, 5,000,000 warrants issued to investors, and 833,333 warrants issued to the placement agent for the warrants.  The 2010 Credit Card Receipts-Backed Notes were convertible at the option of the holders into common stock of AeroGrow at a conversion price of $0.18 per share.  The 2010 Credit Card Receipts-Backed Notes were repaid in full on October 3, 2011.  Each warrant issued pursuant to the 2010 Credit Card Receipts-Backed Notes entitles the holder to purchase one share of the Company's common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  These warrants expire October 28, 2015.

A summary of the Company’s common stock warrant activity for the period from April 1, 2009 through March 31, 2012 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2009	5,415,742	5.76
Granted	1,320,000	.25
Exercised	-	-
Expired	(462,352)	2.00
Outstanding, March 31, 2010	6,273,390	4.88
Granted	90,573,333	.19
Exercised	-	-
Expired	(2,846,795)	5.90
Outstanding, March 31, 2011	93,999,928	.33
Granted	-	-
Exercised	-	-
Expired	(922,345)	7.01
Outstanding, March 31, 2012	93,077,583	$.27	$ -

As of March 31, 2012, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Years)
7,020,000	$0.10	3.16
833,333	$0.18	3.58
82,720,000	$0.20	3.19
1,320,000	$0.25	2.56
325,000	$1.00	1.88
6,750	$2.00	0.43
16,000	$2.07	1.25
50,000	$6.96	0.34
720,000	$8.00	2.43
66,500	$8.25	2.43
93,077,583	$0.27	3.16

Preferred Stock

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $.001 par value.  As of March 31, 2012, the Company had 7,526 shares of Series A Convertible Preferred Stock (the “Series A Shares”) issued and outstanding, as well as 4,164 warrants to purchase Series A Shares at an exercise price of $1,250 per preferred share (the “Series A Warrants”).

The Series A Shares carry certain rights, preferences, and designations, including the right to convert the Preferred Share into an aggregate of 42,605,555 shares of the Company’s common stock.  Each Preferred Share had an original issue price of $1,000.  The holders of the Series A Shares are entitled to receive cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 8% of the original issue price per annum as and if such dividends are declared by the Company’s Board of Directors, and are entitled to participate pro rata in any dividends paid on the Company’s common stock on as as-if-converted basis.  In the event of a sale, liquidation, or other winding up of the Company, the holders of the Series A Shares are entitled to receive in preference to the holders of the Company’s common stock a per share amount equal to the greater of (i) 1.5 times the original issue price, plus any accrued but unpaid dividends or (ii) the amount that the holder of a Preferred Share would otherwise receive in such event on an as-converted to common stock basis.  The holders of the Series A Shares vote along with holders of the Company’s common stock on an as-if-converted basis.  Each Preferred Share shall have a number of votes equal to the number of shares of the Company’s common stock then issuable upon conversion of such Preferred Share.  In addition, the holders of the Series A Shares are entitled to elect three members of the Company’s Board of Directors by an affirmative vote or consent of the holders of at least a majority of the outstanding Series A Shares, voting together as a single class.  The Series A Shares also carry certain other rights, including the right to block certain actions of the Company unless such actions are approved by a vote of the holders of the Series A Shares voting together as a single class, anti-dilution provisions, and other rights and preferences commonly associated with preferred shares.

On March 4, 2010, the anti-dilution provisions of the Series A Shares were amended such that the effective conversion price of the Series A Shares would be adjusted to the price at which new equity or equity-related instruments were issued, if these instruments were issued at prices below the effective conversion price of the Series A Shares.  Effective as of March 5, 2010, holders of 7,186 Series A Shares agreed to waive the anti-dilution adjustments related to the issuance of the Subordinated Secured Convertible Notes on 75% of their shares.  These holders also agreed to receive an adjustment related to the issuance of the Subordinated Secured Convertible Notes equal to that provided by the initial anti-dilution provisions of the Series A Shares on the 25% balance of their Series A Shares.

A summary of the Company’s Series A Warrant activity for the period from April 1, 2009 through March 31, 2012 is presented below:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding, April 1, 2009	-	-
Granted	4,164	$1,250
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2010	4,164	$1,250
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2011	4,164	$1,250
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2012	4,164	$1,250

On April 11, 2012, all outstanding Series A Shares were converted into an aggregate of 95,079,455 shares of common stock pursuant to a restructuring approved by the holders of the Series A Shares, and by the common stockholders of the Company.  All outstanding Series A Warrants were converted to 46,266,666 common warrants with an exercise price of $0.07 per common share and with an expiration date of April 11, 2017.  In addition, the Series A Share holders were issued a dividend consisting of 23,133,339 warrants to purchase common stock with an exercise price of $0.07 per share and an expiration date of April 11, 2017.  For additional information regarding the restructuring of the Series A Shares and Series A Warrants, please refer to Note 8 “Subsequent Events” to our consolidated financial statements.

Note 8 – Subsequent Events

On April 11, 2012, the Company completed a series of transactions related to a restructuring of its debt and equity accounts (the “Restructuring Transactions”).  As part of the Restructuring Transactions, holders of the Company’s 8% Subordinated Secured Convertible Promissory Notes (the “Notes”) and holders of the Company’s Series A Convertible Preferred Stock (the “Series A Stock”) agreed to convert their holdings, in full, into Common Stock of the Company.  In addition, existing warrants to purchase Series A Stock (the “Series A Warrants”) were converted into warrants to purchase Common Stock, and the Company issued new warrants to purchase Common Stock to the holders of the Series A Stock.  The Restructuring Transactions were approved by the Company’s Board of Directors, the Company’s Common shareholders, the Series A Stock holders voting as a separate class, and the holders of the Notes voting as a separate class.

8% Subordinated Secured Convertible Promissory Notes

On April 11, 2012, Notes totaling $7,444,380, inclusive of accrued interest of $647,985, were converted into 297,775,249 shares of the Company’s Common Stock reflecting a conversion price of $0.025 per share of Common Stock.  Subsequent to the conversions, there were no remaining Notes or accrued interest outstanding.  The Note holders agreed to convert the Notes into Common Stock in exchange for the Company agreeing to reduce the conversion price from $0.10 per share of Common Stock to $0.025 per share of Common Stock.

Members of Management and the Board of Directors, along with their family members and affiliates (the “Insiders”), held $1,036,213 of the Notes that were converted.  The participation of the Insiders in the Restructuring Transactions was on the same terms and conditions, and at the same conversion price, as all holders of the Notes.

Series A Convertible Preferred Stock

On April 11, 2012, 7,526 shares of Series A Stock were converted into 95,079,455 shares of the Company’s Common Stock reflecting an effective conversion rate of 12,633.46 shares of Common Stock per share of Series A Stock, or an effective conversion price of $0.0792.  Subsequent to the conversions, there were no shares of Series A Stock outstanding.  The Series A Stock holders agreed to convert the Series A Stock into Common Stock in exchange for the Company agreeing to reduce the effective conversion price from $0.1764 per share of Common Stock to $0.0792, and in exchange for the Company issuing warrants to purchase Common Stock (the “Common Stock Warrants”) to the Series A Stock holders, as discussed below.

The Insiders held 4,343 shares of the Series A Stock that were converted into Common Stock.  The Insider shares were converted at a conversion price of $0.09 per share of Common Stock.

Series A Convertible Preferred Warrants

In accordance with the terms and conditions of the Series A Warrants, upon the conversion of all shares of Series A Stock into Common Stock, 4,164 Series A Warrants automatically converted into 46,266,666 Common Stock Warrants.  Subsequent to the Restructuring Transactions there were no Series A Warrants outstanding.  In addition, as part of the Restructuring Transactions, the Company declared and paid a dividend of 23,133,333 Common Stock Warrants to the holders of the Series A Warrants (the “Warrant Dividend”).  The Common Stock Warrants have an exercise price of $0.07 per share of Common Stock, and expire on April 11, 2017.

The Insiders held 1,669 Series A Warrants which converted to 18,544,444 Common Stock Warrants and received a Warrant Dividend aggregating 9,272,224.  The conversion of the Series A Warrants held by the Insiders and the Warrant Dividend paid to the Insiders were transacted on the same terms and conditions as applied to all Series A Warrant holders.

The shares of Common Stock issued upon conversion of the Notes and Series A Stock (“Conversion Shares”) were issued without registration under the Securities Act of 1933 (“Securities Act”) in reliance upon an exemption from the registration requirements of the Act.  While the Conversion Shares were restricted securities within the meaning of Rule 144 under the Securities Act, by virtue of the provisions of Rule 144(d)(3)(ii), the holding period applicable to the Conversion Shares relates back to the initial dates of issuance of the Notes and Series A Stock, which in all cases was more than twelve months prior to the effective date of the Restructuring Transactions.  As a result, for holders of the Notes and Series A Stock that received Conversion Shares who are not “affiliates” of the Company within the meaning of Rule 144(a), the Conversion Shares are freely tradable without restriction by virtue of Rule 144(b).

No fees or commissions were paid as part of the Restructuring Transactions; and the Company received no proceeds from the issuance of the securities pursuant to the Restructuring Transactions.

Temporary Warrant Exercise Price Reset

On May 8, 2012, the Company announced that it would temporarily reduce the exercise price on all outstanding warrants to purchase its common stock (the “Warrants”) to $0.01 per common share, between May 10, 2012 and May 31, 2012 (the “Temporary Exercise Period”).  In the aggregate, 113 holders exercised warrants during the Temporary Exercise Period, the Company issued 162,445,880 shares of common stock, and received gross proceeds of $1,588,982 comprised of cash of $1,219,948 and $369,034 from the conversion of existing obligations of the Company into equity.

During the Temporary Exercise Period, 94,222,336 Warrants were exercised and the Company issued 94,222,336 shares of common stock against the exercise of these Warrants.  Gross proceeds to the Company totaled $942,223 and were comprised of cash of $726,468 and $215,755 from the conversion of existing obligations of the Company into equity pursuant to the exercise of Warrants.  In addition, during the Temporary Exercise Period a total of 15,373,333 Warrants were exercised that had a cashless exercise provision allowing the holders to use the in-the-money value of the Warrants being exercised to satisfy the full exercise cost of the Warrants (the Cashless Warrants).  The Company issued 3,547,720 shares against the exercise of the Cashless Warrants.  No cash proceeds were received by the Company from the exercise of the Cashless Warrants.

During the Temporary Exercise Period the Company issued 64,675,824 new Warrants to holders who acquired their Warrants with the Company’s 8% Subordinated Secured Convertible Promissory Notes and who exercised their existing Warrants during the Temporary Exercise Period (the “Additional Warrants”).  The Additional Warrants had an exercise price of $0.01 per share, and expired on May 31, 2012, if not previously exercised.  All of the Additional Warrants issued were exercised during the Temporary Exercise Period, and the Company received gross proceeds of $646,758 which was comprised of cash of $493,485 and $153,279 from the conversion of existing obligations of the Company into equity pursuant to the exercise of the Additional Warrants.

The Insiders exercised a total of 24,448,004 Warrants and Additional Warrants during the Temporary Warrant Period.   The Company issued 24,448,004 shares of common stock to the Insiders pursuant to their Warrant and Additional Warrant exercises and received gross proceeds of $244,480, which was comprised of cash of $87,136 and $157,344 from the conversion of existing obligations of the Company into equity pursuant to the exercise of the Warrants and Additional Warrants by the Insiders.

Shares of the Company’s common stock issued upon exercise of the Warrants and Additional Warrants (“Warrant Shares”) during the Temporary Exercise Period were issued without registration under the Securities Act of 1933, as amended, (“Securities Act”) in reliance upon an exemption from the registration requirements of the Securities Act set forth in Rule 506 of Regulation D thereunder. Each Warrant holder qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Warrant Shares, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investors obtained all information regarding the Company that was requested; received answers to all questions posed and otherwise understood the risks of accepting our securities for investment purposes.  The Warrant Shares are restricted securities within the meaning of Rule 144 under the Securities Act and may not be resold unless subsequently registered under the Securities Act or in reliance upon an exemption from the registration requirements of the Securities Act, including Rule 144.  The holding period for Warrant Shares shares acquired pursuant to exercise of the Warrants and Additional Warrants began upon such exercise, except for shares acquired by exercise of Warrants on a cashless basis which relate back to the date the Warrants were acquired, provided the Warrants were acquired in consideration of cash or property. The Company has no obligation and has made no commitment to register under the Securities Act the resale of Warrant Shares.

The Company retained a registered broker-dealer (the “Solicitation Agent”) to assist in soliciting Warrant holders to exercise their Warrants during the Temporary Exercise Period.  The Company paid a solicitation fee up to 5% of the cash exercise proceeds received from the exercise of Warrants, and up to 2.5% of the cash exercise proceeds received from the exercise of Additional Warrants.  No fee was payable on Warrant and Additional Warrants exercise proceeds received from officers and directors of the Company, Company-referred investors, or from Warrant holders who were not investors in the Notes or the Company’s Secured Convertible Promissory Notes issued in October and November 2010.  In total, the Company paid the Solicitation Agent $28,418 out of the gross proceeds it received from the exercise of the Warrants and Additional Warrants.

Proceeds from the exercise of the Warrants and Additional Warrants will be used by the Company for general working capital.

Increase in Authorized Shares

            In order to complete the Restructuring Transactions and the Temporary Warrant Exercise Price Reset, it was necessary for the Company to increase the amount of its authorized common shares.  Accordingly, the Company requested approval from its shareholders of an increase in its authorized number of common shares to 750,000,000.  This increase was approved by the shareholders as previously disclosed in a Schedule 14-C Information Statement dated March 16, 2012.  The increased in the authorized number of common shares became effective as of April 10, 2012.

The following is the Company’s unaudited pro forma balance sheet, and notes payable and debt (including accrued interest) table as if the Restructuring Transactions had been completed as of March 31, 2012:

	March 31, 2012	8% Subordinated Secured Promissory Notes	Series A Convertible Preferred Stock	Temporary Exercise Period	Cashless Exercise	ProForma March 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$501,577	$--	$--	$1,219,948	$--	$1,721,525
Other current assets	2,555,309	--	--	--	--	2,555,309
Total current assets	3,056,886	--	--	1,219,948	--	4,276,834
Property and equipment, net	133,768	--	--	--	--	133,768
Other assets
Intangible assets, net	198,490	--	--	--	--	198,490
Deposits	145,744	--	--	--	--	145,744
Deferred debt issuance costs, net	844,116	(789,335)	--	(8,330)	--	46,451
Total other assets	1,188,350	--	--	--	--	390,655
Total Assets	$4,379,004	7,879,335	--	$1,211,618	--	4,801,287
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$607,840	$--	$--	$--	$--	$607,840
Notes payable	633,995	--	--	(211,690)	--	422,305
Notes payable – Related party	307,821	--	--	(129,258)	--	178,563
Current portion - long term debt – Related Party	100,464	(100,464)	--	--	--	--
Current portion – long term debt	988,589	(532,625)	--	--	--	455,964
Accrued expenses	252,561	--	--	(28,086)	--	224,476
Customer deposits	8,270	--	--	--	--	8,270
Deferred rent	6,207	--	--	--	--	6,207
Total current liabilities	2,905,747	(633,089)	--	(369,034)	--	1,903,625
Long-term debt	5,892,590	(3,696,391)	--	--	--	2,196,199
Long-term debt-related party	702,708	(702,708)	--	--	--	--
Stockholders' equity (deficit)		--	--	--	--
Preferred stock	8	--	(8)	--	--	--
Common stock	20,994	297,775	95,080	158,898	3,548	576,295
Additional paid-in capital	62,602,533	4,734,413	(95,072)	1,430,084	(3,548)	68,668,410
Accumulated (deficit)	(67,745,577)	(789,335)	--	(8,330)	--	(68,543,242)
Total Stockholders' Equity (Deficit)	(5,122,041)	4,242,853	--	1,580,652	--	701,463
Total Liabilities and Stockholders' Equity (Deficit)	$4,379,004	789,335	--	1,211,618	--	$4,801,287

	March 31, 2012	8% Subordinated Secured Promissory Notes	Temporary Exercise Period	ProForma March 31, 2012

Main Power Promissory Note	$1,999,297	$--	$--	$1,999,297
First Western Trust Term Loan	578,445	--	--	578,445
Subordinated Secured Convertible Notes	5,032,188	(5,032,188)	--	--
Notes Payable –Credit Card Receipts-Backed Notes	941,815	--	(340,948)	600,867
Pawnee Promissory Note	74,422	--	--	74,422
Total Debt	8,626,167	(5,032,188)	(340,948)	3,253,031
Less current portion	2,030,869	(633,089)	(340,948)	1,056,832
Long Term Debt	$6,595,298	$(4,399,099)	$--	$2,196,199

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.7	Certificate of Amendment to Articles of Incorporation, certified May 3, 2010 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q, filed August 12, 2010

3.8	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)

3.9	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

3.10
Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

3.11
Certificate of Amendment to Series A Convertible Preferred Stock Certificate of Designations, certified June 21, 2010 (incorporated by reference to Exhibit 3.11 of our Quarterly Report on Form 10-Q for the quarter year ended June 30, 2010, filed August 12, 2010)

3.12
Amendment Number 2 to Series A Convertible Preferred Stock Certificate of Designations, as filed with the Nevada Secretary of State on April 6, 2012 (incorporated by reference to our Current Report on Form 8-K, filed April 16, 2012)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.2	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.3	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)

4.4	Form of Credit Card Note, or Series 2010B Secured 15% Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed November 3, 2010)

4.5	Form of Credit Card Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed November 3, 2010)

4.6	Form of Credit Card Note (Secured 17% Promissory Note), effective October 17, 2011 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed October 21, 2011)

10.1	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed March 7, 2006)

10.2	Form of Stock Option Agreement relating to the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed March 7, 2006)

10.3	2005 Equity Compensation Plan, as amended (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, filed July 28, 2010)

10.4	Form of Stock Option Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed March 7, 2006)

10.5	Form of Restricted Stock Grant Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed March 7, 2006)

10.6
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

10.8	Form of Non-disclosure Agreement between the Company and our executives, employees and consultants (incorporated by reference to Exhibit 10.18 of our Current Report on Form 8-K, filed March 7, 2006)

10.9
Form of Statement of Confidentiality, Non-Disclosure and Non-Compete Agreement between AeroGrow and our employees, consultants and other third-party contractors (incorporated by reference to Exhibit 10.19 of our Current Report on Form 8-K, filed March 7, 2006)

10.10	Lease Agreement with Pawnee Properties, LLC (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K, filed August 2, 2006)

10.11
Business Loan Agreement and Promissory Note between the Company and First Western Trust Bank, dated May 21, 2010 (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010)

10.12
Business Loan Agreement and Promissory Note between the Company, Jack J. Walker (as guarantor) and First Western Trust Bank, dated May 21, 2010 (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010)

10.13
Form of Guaranty Agreement dated October 21, 2010 for the benefit of the holders of the Credit Card Notes (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed November 3, 2010)

10.14
Contribution Agreement dated October 25, 2010 by and among Jack J. Walker, H. MacGregor Clarke and J. Michael Wolfe (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed November 3, 2010)

10.15
Indemnity Agreement dated October 25, 2010 by and among Jack J. Walker, H. MacGregor Clarke and J. Michael Wolfe (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed November 3, 2010)

10.16
Escrow and Account Control Agreement dated October 21, 2010 by and among the Company and First Western Trust Bank (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed November 3, 2010)

10.17
Form of Indemnification Agreement for Officers and Directors of the Company (incorporated by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed November 10, 2010)

10.18
Promissory Note and related Agreement by AeroGrow International, Inc. and Main Power Electrical Factory Ltd dated as of December 31, 2010 (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed February 14, 2011)

10.19
Transaction Agreement dated April 12, 2011 by and among the Company, AG Worldwide, LLC and Cyrano Partners, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed April 12, 2011)

10.20
Distributor and License Agreement, dated April 12, 2011 by and among the Company and AG Worldwide, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed April 12, 2011)

10.21	Warehouse Services Agreement dated April 20, 2011, by and between the Company and Wildernest Logistics Solutions, Inc.

10.22
Transaction (Joint Venture) Agreement by and between the Company and Cyrano Partners LLC and AG Worldwide, LLC, dated April 12, 2011 (incorporated by reference to Appendix I to our Information Statement on Schedule 14C, filed April 29, 2011) (Note: terminated on August 5, 2011)

10.23
Distributor and License Agreement dated April 12, 2011 by and between the Company and AG Worldwide, LLC (incorporated by reference to Appendix I to our Information Statement on Schedule 14C, filed April 29, 2011) (Note: terminated on August 5, 2011)

10.24	Form of Revenue Sharing Agreement, effective October 17, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed October 21, 2011

10.25	Form of Guaranty Agreement, effective October 17, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed October 21, 2011

10.26
Escrow and Account Control Agreement, dated October 17, 2011, by and among the Company and First Western Trust Bank (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed October 21, 2011)

10.27
Form of Reinvestment Agreement by and among the Company and holders of the Credit Card Notes (Secured 17% Promissory Notes), dated November 18, 2011 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed November 21, 2011)

10.28
Third Addendum, effective as of September 30, 2011, to the Lease dated July 27, 2006 by and between the Company, as Tenant, and Pawnee Properties, LLC, as Landlord (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed November 30, 2011)

10.29
Promissory Note, dated as of October 1, 2011, issued by the Company in favor of Pawnee Properties, LLC (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed November 30, 2011)

10.30
Waiver and First Amendment to Promissory Note dated December 31, 2010, issued by the Company to Main Power Electrical Factory Ltd., effective as of December 31, 2011 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed March 6, 2012)

10.31
Employment Agreement dated March 4, 2012 by and between Company and J. Michael Wolfe, Chief Executive Officer (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed March 6, 2012)

10.32
Employment Agreement, dated March 4, 2012 by and between the Company and H. MacGregor Clarke, Chief Financial Officer (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K, filed March 6, 2012)

10.33
Employment Agreement dated as of March 4, 2012 by and between the Company and John K. Thompson, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed March 6, 2012)

10.34*	Form of Consent Letter – Series A Preferred Stockholder, effective April 11, 2012

10.35*	Form of Consent Letter – 8% Subordinated Secured Convertible Promissory Notes, effective April 11, 2012

16.1	Letter from Eide Bailly LLP to the Securities and Exchange Commission dated November 22, 2011 (incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K filed November 23, 2011)

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith