Form 10-Q
period 2012-06-30
AeroGrow International, Inc.
filed 2012-08-10
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

Number of shares of issuer's common stock outstanding as of August 3, 2012:  576,294,744

AeroGrow International, Inc.

FORM 10-Q REPORT
June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

 AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	June 30, 2012	March 31, 2012
ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$1,228,769	$501,577
Restricted cash	28,079	42,756
Accounts receivable, net of allowance for doubtful accounts of $188 and $768 at June 30, 2012 and March 31, 2012, respectively	61,677	221,713
Other receivables	139,596	197,076
Inventory	1,668,998	1,784,424
Prepaid expenses and other	253,343	309,340
Total current assets	3,380,462	3,056,886
Property and equipment, net of accumulated depreciation of $2,739,734 and $2,709,075 at June 30, 2012 and March 31, 2012, respectively	109,058	133,768
Other assets
Intangible assets, net of $124,765 and $120,923 of accumulated amortization at June 30, 2012 and March 31, 2012, respectively	200,963	198,490
Deposits	145,201	145,744
Deferred debt issuance costs, net of accumulated amortization of $2,260,601 and $1,449,581 at June 30, 2012 and March 31, 2012, respectively	33,096	844,116
Total other assets	379,260	1,188,350
Total assets	$3,868,780	$4,379,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Notes payable	$256,918	$633,995
Notes payable – related party	102,846	307,821
Current portion – long term debt – related party	--	100,464
Current portion – long term debt	588,612	988,589
Accounts payable	476,012	607,840
Accrued expenses	340,933	252,562
Customer deposits	6,232	8,270
Deferred rent	6,739	6,207
Total current liabilities	1,778,292	2,905,748
Long term debt	1,861,005	5,892,590
Long term debt – related party	--	702,708
Total liabilities	3,639,297	9,501,046
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 and 7,526 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	--	8
Common stock, $.001 par value, 750,000,000 shares authorized, 576,294,744 and 20,994,160 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	576,295	20,994
Additional paid-in capital	74,566,573	62,602,533
Accumulated deficit	(74,913,385)	(67,745,577)
Total stockholders' equity (deficit)	229,483	(5,122,042)
Total liabilities and stockholders' equity (deficit)	$3,868,780	$4,379,004

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2012	2011
Product sales, net	$1,416,533	$1,479,903
Cost of revenue	693,332	850,832
Gross profit	723,201	629,071

Operating expenses
Research and development	93,024	22,063
Sales and marketing	451,177	514,000
General and administrative	577,616	714,319
Total operating expenses	$1,121,817	$1,250,382

(Loss) from operations	(398,616)	(621,311)

Other (income) expense, net
Interest (income)	(2)	(12)
Interest expense	108,975	830,656
Interest expense – related party	11,650	118,341
Debt conversion costs	6,648,267	--
Other (income) expense	302	(27,321)
Total other expense, net	6,769,192	921,664

Net loss	$(7,167,808)	$(1,542,975)

Net loss per share, basic and diluted	$(0.01)	$(0.08)

Weighted average number of common shares outstanding , basic and diluted	576,294,744	19,244,160

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(7,167,808)	$(1,542,975)
Adjustments to reconcile net (loss) to cash (used) provided by operations:
Issuance of common stock and options under equity compensation plans	63,384	67,473
Depreciation and amortization expense	35,579	95,526
Bad debt expense	(590)	(1,495)
Debt conversion costs associated with inducement	3,461,637	--
Amortization of debt issuance costs	811,020	178,890
Amortization of convertible debentures, beneficial conversion feature	1,066,804	253,838
Amortization of convertible debentures, beneficial conversion feature – related party	188,924	47,591
Interest expense from warrants issued with convertible debentures	954,687	217,219
Interest expense from warrants issued with convertible debentures – related party	186,881	43,311
Change in operating assets and liabilities:
Decrease in accounts receivable	160,626	198,866
Decrease in other receivable	57,480	84,794
(Increase) decrease in inventory	(22,973)	80,529
Decrease in other current assets	55,997	155,695
Decrease in deposits	543	501
(Decrease) increase in accounts payable	(131,828)	70,486
(Decrease) increase in accrued expenses	116,457	(70,031)
Increase in accrued interest	54,443	109,802
Increase in accrued interest-related party	11,650	27,439
Decrease in customer deposits	(2,038)	--
Increase (decrease) in deferred rent	532	(6,754)
Net cash (used) provided by operating activities	$(98,593)	$10,705
Cash flows from investing activities:
Decrease in restricted cash	14,677	127,954
Purchases of equipment	(7,027)	(4,181)
Patent expenses	(6,315)	(3,645)
Net cash provided by investing activities	$1,335	$120,128
Cash flows from financing activities:
Repayments of notes payable	(185,782)	(230,881)
Repayments of notes payable – related party	(85,002)	(98,949)
Proceeds from long term borrowings	--	--
Repayments of long term debt borrowings	(85,662)	(74,904)
Repayments of long term debt borrowings – related party	--	--
Proceeds from the exercise and issuance of warrants	1,180,896	--
Net cash (used) provided by financing activities	$824,450	$(404,734)
Net increase (decrease) in cash	727,192	(273,901)
Cash, beginning of period	$501,577	355,781
Cash, end of period	$1,228,769	$81,880

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Three months ended June 30,
Cash paid during the year for:	2012	2011
Interest	$39,997	$28,997
Income taxes	$--	$--

Supplemental disclosure of non-cash investing and financing activities:
Decrease of debt associated with inventory consumption	$138,399	$--
Conversion of accrued expenses to common stock	$28,086	$--
Conversion of Note Payable to common stock	$211,690	$--
Conversion of Note Payable -related party to common stock	$129,258	$--
Conversion of convertible note to common stock	$5,717,882	$--
Conversion of convertible note accrued interest to common stock	$545,157	$--
Conversion of convertible note-related party to common stock	$1,078,513	$--
Conversion of convertible note-related party accrued interest to common stock	$102,828	$--
Modification of accrued interest to short term debt	$--	$8,415
Modification of related party accrued interest to short term debt - related party	$--	$5,928

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

AeroGrow International, Inc. (the “Company”) was incorporated in the State of Nevada on March 25, 2002.  We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded all aspects of our operations in order to take advantage of what we believe to be an attractive market opportunity.  We currently offer four different indoor garden models, with each model available in different colors and trim styles, more than 40 seed kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in nine other countries.

During the fiscal years ended March 31, 2010 (“Fiscal 2010”), March 31, 2011 (“Fiscal 2011”), and March 31, 2012 (“Fiscal 2012”) we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer spending.  We also determined that broad distribution through large retailers was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.

As a consequence, beginning in late Fiscal 2010 and continuing through Fiscal 2012, we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity.  To position our business for the future, we increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 900,000 catalogues mailed in Fiscal 2012, significantly increased our web-selling presence and developed a robust e-mail marketing program.  In addition, we have tested print ads in national magazines, infomercials, mall kiosks, and long-form and short-form infomercials, and may increase our use of these marketing vehicles in the future.  In Fiscal 2012, approximately 89.8% of our total sales were to direct customers and, approximately 94.0% of total sales were to direct customers in the first three months of the fiscal year ending March 31, 2013 (“Fiscal 2013”).

To further our strategic shift towards direct-to-consumer selling, we began investigating the network marketing channel of distribution during Fiscal 2011.  Network marketing, which is also known as direct selling or multi-level marketing, involves person-to-person selling through independent distributors, which may represent a potential next step in our stated strategy to move the marketing and selling of AeroGrow products closer to the end consumer.  In April 2011, we entered into a Licensing Agreement with Cyrano Partners, LLC (“Cyrano”) under which Cyrano began to offer our products in the network marketing sales channel.  Simultaneously we entered into a Transaction Agreement with Cyrano to form a joint venture to pursue the network marketing sales channel, subject to the achievement of certain conditions precedent, including an obligation on the part of Cyrano to raise the capital necessary to fund the joint venture.  Cyrano was unable to satisfy the funding condition precedent and, in August 2011, the Licensing Agreement and the Transaction Agreement were terminated.  We believe that network marketing may represent a viable sales channel for our products, and are continuing to investigate potential strategies for entering this channel of distribution.

2.	Liquidity, Ability to Continue as a Going Concern, and Basis of Presentation

Interim Financial Information

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, as filed with the SEC on June 26, 2012.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2012, the results of operations for the three months ended June 30, 2012 and 2011, and the cash flows for the three months ended June 30, 2012 and 2011. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2012 is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the three months ended June 30, 2012 of $7,167,808 that included the impact of $6,648,267 in one-time, non-cash accounting charges related to the conversion of the Company’s convertible debt into common equity during the quarter.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

During Fiscal 2010 we began the process of restructuring our balance sheet and began efforts to re-capitalize the Company to address cash and liquidity constraints that were severe, at times, and had a material impact on the operations of the business.  During Fiscal 2010 we issued approximately $6.7 million of convertible preferred stock, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  During Fiscal 2011, we issued $7.0 million in Subordinated Secured Convertible Notes and $1.5 million in short-term working capital debt (see additional detail under the caption “Liquidity and Capital Resources”).  In Fiscal 2012, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in short-term working capital debt, restructured the payment schedule for a $2.1 million note payable to a supplier, and received approval from our stockholders and affected creditors to convert our Series A Preferred Stock and Subordinated Secured Convertible Notes into common stock (see additional detail on these transactions in Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds).  The conversions of our convertible securities were completed on April 11, 2012.  In addition, during May 2012, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, resulting in $1.59 million of new common equity capital from warrant exercises.

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

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution is fully guaranteed under the Transaction Account Guarantee program.

Customers:
For the three months ended June 30, 2012, and June 30, 2011, the Company had no customers that represented more than 5% of the Company’s net product sales.

Suppliers:
For the three months ended June 30, 2012, the Company purchased inventories and other inventory-related items from two suppliers totaling $187,338 and $58,426 representing 27.0% and 8.4% of cost of revenue, respectively. For the three months ended June 30, 2011, the Company purchased inventories and other inventory-related items from two suppliers totaling $173,558 and $165,345 representing 10.2% and 9.8% of cost of sales, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of June 30, 2012, the Company had one customer, Canadian Tire Corporation, which represented 36.7% of the $61,677 in outstanding accounts receivable.  As of March 31, 2012, this customer represented 62.8% of the $221,713 in outstanding accounts receivables. Management believes that all receivables from this customer are collectible.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants.  ASC 820 also provides a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1 as these are the most reliable, and the lowest priority given to Level 3.

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

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2012 and March 31, 2012 due to the relatively short-term nature of these instruments. As of June 30, 2012 and March 31, 2012, the fair value of the Company's debt using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 18%.

	June 30, 2012		March 31, 2012
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$346,551	$359,764	$875,488	$941,816
Notes payable discount	-	-	-	-
Long-term debt	1,796,184	2,449,617	7,984,860	10,081,647
Long-term debt discount	-	-	-	(2,397,296)
Total	$2,142,735	$2,809,381	$8,860,348	$8,626,167

As of June 30, 2012 and March 31, 2012, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 90 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $188 and $768 at June 30, 2012 and March 31, 2012, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2012 and March 31, 2012, the balance in this reserve account was $139,596 and $197,076, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-Reporting on Advertising Costs.  As prescribed by ASC 340-20-25, direct response advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of June 30, 2012 and March 31, 2012, the Company deferred $192 and $2,524, respectively, related to such media and advertising costs. Advertising expenses for the three months ended June 30, 2012 and June 30, 2011 were $170,457 and $138,611, respectively.

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

	June 30,	March 31,
	2012	2012
Finished goods	$918,425	$913,627
Raw materials	750,573	871,157
	$1,668,998	$1,784,424

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2012 and March 31, 2012, the Company had reserved $103,401 for inventory obsolescence.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At June 30, 2012 and March 31, 2012, the Company had accrued $23,137 and $37,955, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded as of June 30, 2012 and March 31, 2012, a provision for potential future warranty costs of $6,734 and $8,304, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of June 30, 2012 and March 31, 2012, the Company has recorded a reserve for customer returns of $16,154 and $27,258, respectively.

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

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective July 1, 2012, with early adoption permitted. This new guidance will not have a material impact on our consolidated financial statements.

3.	Notes Payable, Long Term Debt and Current Portion – Long Term Debt

As of June 30, 2012 and March 31, 2012, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	June 30,	March 31,
	2012	2012
Main Power Promissory Note	$1,857,897	$1,999,297
First Western Trust Term Loan	516,183	578,445
Subordinated Secured Convertible Notes	-	5,032,188
Notes Payable –Credit Card Receipts-Backed Notes	359,765	941,815
Pawnee Promissory Note	75,536	74,422
Total Debt	2,809,381	8,626,167
Less Notes Payable and Current Portion – Long Term Debt	948,376	2,030,869
Long Term Debt	$1,861,005	$6,595,298

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

During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently, the parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $3,000 during the fourth fiscal quarter of Fiscal 2012, $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  As of June 30, 2012, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $1,857,897 and we were current and in compliance with all terms and conditions.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of June 30, 2012, $516,183 was outstanding under the FWTB Term Loan, including accrued interest and we were current and in compliance with all terms and conditions.

Subordinated Secured Convertible Notes

Between May and September 2010, the Company completed a private offering of $7,020,000 in Subordinated Secured Convertible Notes (the “Subordinated Secured Convertible Notes”) and warrants to purchase 70,200,000 shares of our common stock (the “Warrants”).  We used the proceeds from the private offering to invest in advertising and marketing programs to support our direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Subordinated Secured Convertible Notes were offered and sold only to investors who were “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.

The Subordinated Secured Convertible Notes carried an interest rate of 8% per year, payable quarterly in cash, additional Subordinated Secured Convertible Notes, or in registered common stock of the Company, at the option of the Company, and had a maturity of May 6, 2013.  When issued, the Subordinated Secured Convertible Notes could be converted into shares of our common stock at any time, initially at a conversion price of $0.10 per share (the “Conversion Price”).  The Subordinated Secured Convertible Notes were secured by a subordinated lien on all assets of the Company.

Each Warrant entitles the holder to purchase one share of our common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all our assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

In accordance with applicable accounting guidance, the Company recorded a $6,980,400 debt discount on the Subordinated Secured Convertible Notes because the combined value of the Warrants and the beneficial conversion feature (which was based on the excess of the market price of our shares on the date of issuance over the Conversion Price of the Subordinated Secured Convertible Notes) exceeded the amount of Subordinated Secured Convertible Notes issued.  The amortization of the $6,980,400 debt discount has been reported as additional interest expense and increases in long-term debt since the Subordinated Secured Convertible Notes were issued.

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $2,397,296 and $543,457 for the three months ended June 30, 2012 and June 30, 2011, respectively, including the accelerated amortization caused by the conversion of all of the Subordinated Secured Convertible Notes and accrued interest into common stock on April 11, 2012, as discussed below.  As of June 30, 2012, there was no unamortized discount on the Subordinated Secured Convertible Notes remaining.

We paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred debt issuance costs on our balance sheet.  These costs were amortized to expense over the life of the Subordinated Secured Convertible Notes.  In addition, we granted warrants to purchase our common stock to the placement agent for the Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  We granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants had a five-year term expiring May 6, 2015 and contained a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred debt issuance cost on our balance sheet, which was being amortized to expense over the life of the Subordinated Convertible Notes.  For the three months ended June 30, 2012 and June 30, 2011, the amortized deferred debt issuance costs relating to the Subordinated Convertible Notes totaled $789,335 and $155,490, respectively, including the accelerated amortization caused by the conversion of all of the Subordinated Secured Convertible Notes and accrued interest into common stock on April 11, 2012, as discussed below.

As of October 31, 2010 and January 31, 2011, the Company issued a total of $369,385 new Subordinated Secured Convertible Notes to pay accrued interest (the “Interest Notes”).  The Interest Notes had the same terms and conditions as the Subordinated Secured Convertible Notes.

Effective on April 29, 2011, a majority in interest of the holders of the Subordinated Secured Convertible Notes agreed to modify the terms of the Subordinated Secured Convertible Notes to (i) waive our obligations to make quarterly interest payments and (ii) provide that interest be paid in cash only.  These modifications were effective from April 29, 2011 through January 31, 2012.

On April 11, 2012, Subordinated Secured Convertible Notes totaling $7,444,380, inclusive of accrued interest of $647,985, were converted into 297,775,249 shares of the Company’s common stock, reflecting a conversion price of $0.025 per share of common stock.  Subsequent to the conversions, there were no remaining Notes or accrued interest outstanding.  The Note holders agreed to convert the Notes into common stock in exchange for the Company’s agreement to reduce the conversion price from $0.10 per share of common stock to $0.025 per share of common stock.  As a result of the conversion of the Subordinated Secured Convertible Notes into common equity, the Company recognized a total of $6,648,267 in non-cash expense comprising $3,461,637 of debt conversion costs on the exchange and $3,186,630 on the accelerated recognition of the debt discount and deferred debt issuance costs during the quarter ended June 30, 2012.

As of June 30, 2012, there were no Subordinated Secured Convertible Notes or accrued interest outstanding.

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

We used the proceeds from the 2010 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the 2010 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2010 Credit Card Offering was offered and sold to six (6) investors who are “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.

The 2010 Credit Card Notes carried interest at 15% per annum, had an initial maturity of July 28, 2011, and could be converted at any time into common stock of the Company at a conversion price of $0.18 per share.   Twenty percent of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2010 Credit Card Offering.

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

We incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the 2010 Credit Card Notes.  This amount was recognized as deferred debt issuance costs on our balance sheet.  These costs were amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase our common stock to the placement agent (the “Placement Agent Warrants”).  Placement Agent Warrants of 833,333 were issued and had an exercise price of $0.18 per share of common stock.  Of the Placement Agent Warrants, 500,000 have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants had a five-year term and contained a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $30,000 in deferred debt issuance cost on our balance sheet, which was amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.

For the three months ended June 30, 2012 and June 30, 2011, the total amortized deferred debt issuance costs relating to the 2010 Credit Card Offering were zero and $23,401, respectively.

Effective as of July 28, 2011, a majority in interest of the holders of the 2010 Credit Card Notes agreed to extend the maturity of the 2010 Credit Card Notes to October 31, 2011.  As of October 3, 2011, the 2010 Credit Card Notes were repaid in full.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, we closed on the private sale of $1,633,776 in 17% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2011 Credit Card Notes”) and a 1% share of our prospective monthly sales into the network marketing channel for a period of three years following our first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $1,477,300 in cash and the conversion of $156,476 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of the Company.  After deducting $46,565 of placement agent sales commissions (5% on third-party investors, 3% on Company-referred investors and 0% on investments by officers and directors of the Company) and expenses, net cash proceeds to the Company totaled $1,430,735.  In addition, the Company is obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to Company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.

We used the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering  The issuance of the 2011 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2011 Credit Card Offering was offered and sold only to investors who are, or the Company reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2011 Credit Card Offering has not been registered under the Securities Act, the securities sold in the 2011 Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

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

During May 2012, $340,948 in 2011 Credit Card Notes (including accrued interest) were converted to common equity pursuant to the exercise of common stock warrants.  For additional information on these transactions, please see Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2012, the outstanding balance of the 2011 Credit Card Notes reported as a liability on our balance sheet, including accrued interest, totaled $359,765 and we were current and in compliance with all terms and conditions.

Pawnee Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at the option of the Company, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of June 30, 2012, the outstanding balance of the Lease Promissory Note, including accrued interest, was $75,536 and we were current and in compliance with all terms and conditions.

4.	Equity Compensation Plans

For the three months ended June 30, 2012 and June 30 , 2011, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”), respectively.

During the three months ended June 30, 2012, and June 30, 2011, there were no options that were cancelled or that expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of June 30, 2012, the Company had granted options for 1,758,296 shares of the Company’s common stock that are unvested and that will result in $104,060 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of June 30, 2012 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
Over $0.00 to $0.20	10,627,507	3.06	$0.09		8,869,211	2.98	$0.10
	10,627,507	3.06	$0.09	$-	8,869,211	2.98	$0.10	$-

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was June 30, 2012.

5.	Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2012 and March 31, 2012, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefit.

6.	Related Party Transactions

See Note 3.  Notes Payable, Long Term Debt and Current Portion – Long Term Debt, and Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for disclosure of related party transactions.

7.	Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2011 through June 30, 2012 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2012	93,077,583	$0.27	$0.00
Granted	134,075,830	.06
Exercised (1)	174,271,494	.01
Expired	-	-
Outstanding, June 30, 2012	52,881,919	$0.23	$0.00

(1)  Warrants were exercised at $0.01 per common share pursuant to a temporary warrant price reset in May 2012.  Please see Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details.

As of June 30, 2012, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Yrs)
39,416,668	$0.07	4.78
12,260,001	$0.20	2.67
75,000	$0.25	2.27
275,000	$1.00	1.64
6,750	$2.00	0.18
12,000	$2.07	1.00
50,000	$6.96	0.09
720,000	$8.00	2.18
66,500	$8.25	2.09
52,881,919	$0.23	4.22

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2011, through June 30, 2012, is presented below:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding, April 1, 2012	4,164	$1,250
Granted	-	-
Exercised	-	-
Converted to Common Warrants (1)	4,164	$1,250
Expired	-	-
Outstanding, June 30, 2012	-	-

      (1)  All outstanding preferred stock warrants were converted to common stock warrants as part of a series of restructuring actions that closed in April 2012.  Please see Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details.

8.	Subsequent Events

As previously disclosed in the Company’s definitive Information Statement on Schedule 14C filed with the SEC on March 16, 2012,  the Company’s stockholders approved a proposal authorizing the Company’s board of directors (the “Board”), in its discretion, to effect a reverse split of the Company’s outstanding shares of common stock at a ratio of up to 1-for-300.  On July 27, 2012, the Board approved the reverse stock split at a 1-for-100 split ratio, and authorized management to file the documents necessary to effect the reverse split with the Financial Industry Regulatory Authority (“FINRA”).

As a result of the reverse stock split, every 100 shares of the Company’s pre-reverse split common stock will be converted automatically into one share of common stock.  No cash or fractional shares will be issued in connection with the reverse split, and instead the Company will round up to the next whole share in lieu of issuing factional shares that would have been issued in the reverse split. The number of authorized shares of the Company’s common stock, par value of the Company’s common stock, and rights of the Company’s common stockholders will not be affected by the reverse split.  Proportional adjustments will be made to shares of the Company’s common stock issuable upon exercise or conversion of the Company’s outstanding warrants and stock options in accordance with their terms.

The reverse split will become effective as and when FINRA authorizes an effective date.  The Company will announce when the reverse split will become effective once that date is known.  At this time, the Company cannot predict the timing of the effectiveness of the reverse split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2012 and June 30, 2011.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2012.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report and in our other filings with the SEC.

Overview

AeroGrow International, Inc. was incorporated in the State of Nevada on March 25, 2002.  We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded all aspects of our operations in order to take advantage of what we believe to be an attractive market opportunity.  We currently offer four different indoor garden models, with each model available in different colors and trim styles, more than 40 seed kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in nine other countries.

During the fiscal years ended March 31, 2010 (“Fiscal 2010”), March 31, 2011 (“Fiscal 2011”), and March 31, 2012 (“Fiscal 2012”) we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer spending.  We also determined that broad distribution through large retailers was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.

As a result, beginning in late Fiscal 2010 and continuing through Fiscal 2012, we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity.  To position our business for the future, we increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 900,000 catalogues mailed in Fiscal 2012, significantly increased our web-selling presence and developed a robust e-mail marketing program.  In addition, we have tested print ads in national magazines, infomercials, mall kiosks, and long-form and short-form infomercials, and may increase our use of these marketing vehicles in the future.  In Fiscal 2012, approximately 89.8% of our total sales were to direct customers and, approximately 94.0% of total sales were to direct customers in the first three months of the fiscal year ending March 31, 2013 (“Fiscal 2013”).

To further our strategic shift towards direct-to-consumer selling, we began investigating the network marketing channel of distribution during Fiscal 2011.  Network marketing, which is also known as direct selling or multi-level marketing, involves person-to-person selling through independent distributors, which may represent a potential next step in our stated strategy to move the marketing and selling of AeroGrow products closer to the end consumer.  In April 2011, we entered into a Licensing Agreement with Cyrano Partners, LLC (“Cyrano”) under which Cyrano began to offer our products in the network marketing sales channel.  Simultaneously we entered into a Transaction Agreement with Cyrano to form a joint venture to pursue the network marketing sales channel, subject to the achievement of certain conditions precedent, including an obligation on the part of Cyrano to raise the capital necessary to fund the joint venture.  Cyrano was unable to satisfy the funding condition precedent and, in August 2011, the Licensing Agreement and the Transaction Agreement were terminated.  We believe that network marketing may represent a viable sales channel for our products, and are continuing to investigate potential strategies for entering this channel of distribution.

Results of Operations

Three Months Ended June 30, 2012 and June 30, 2011

Summary Overview
For the three months ended June 30, 2012, sales totaled $1,416,533, a $63,370, or 4.3%, decrease from the same period in the prior year.  The decrease in revenue was more than fully accounted for by a $107,241, or 71%, reduction in sales to large retailers that resulted from our strategic decision to de-emphasize this channel because of its low margins and high capital requirements, and because of a comparison to the prior year that included in retail revenue the impact of a test of distribution into the network marketing channel.  Our direct-to-consumer revenue increased by 3.0%, or $39,266, driven by a 23% increase in our advertising expenditures during the quarter, reflecting increased utilization of catalog mailings during the current year period and a comparison to the prior year in which advertising spending was severely limited by liquidity constraints, partially offset by the impact of lower average pricing for our products in the current year period.  In our direct-to-consumer business, we generated $7.82 of revenue for every dollar of advertising expenditures, as compared to $9.33 in the prior year period.  The decrease in dollars of revenue per dollar of advertising expense reflected the lower average pricing in the current year period combined with an increase in catalogue mailings as a percent of total marketing spending.

On a product line basis, AeroGarden sales declined by 5.2% from the prior year, while the recurring revenue from seed kit and accessories decreased by 3.8%.  Both decreases primarily reflected the effect of the decline in sales into the retail channel noted above.  Seed kit and accessory sales represented 63.3% percent of total revenue for the three months ended June 30, 2012, up slightly from 63.0% in the prior year period.

Gross margin for the three months ended June 30, 2012 was 51.1%, up from 42.5% for the year earlier period.  The increase in percentage margin reflected a variety of factors during the current year period, including efficiencies achieved in our assembly, fulfillment, and distribution operations, and an increased mix of higher-margin direct-to-consumer sales.

In aggregate, operating expenses decreased $128,565, or 10.3%, from the prior year.  This decline reflected the combined effects of cost saving initiatives and lower staffing than in the prior year period, partially offset by increases in advertising and spending on new product development.

Our operating loss totaled $398,616 for the three months ended June 30, 2012, $222,695, or 35.8%, lower than the $621,311 loss reported in the prior year period.  The improved operating performance reflected the higher gross margin and decrease in operating expenses, partially offset by the impact of lower revenue.

Other income and expense for the three months ended June 30, 2012 totaled to a net other expense of $6,769,192, as compared to net other expense of $921,664 in the prior year period.  The net other expense in the current year period included the impact of $6,648,267 in non-recurring, non-cash charges that resulted from the conversion of all of our outstanding convertible debt into common stock during the period.  For the three months ended June 30, 2011, net other expense included $698,946 in non-cash charges related to our convertible debt.  Excluding these charges from both years, our net other expense in the current year period totaled $120,925 as compared to $222,718 in the prior year period.

The net loss for the three months ended June 30, 2012 was $7,167,808 as compared to $1,542,975 in the prior year period.  The increase in the net loss was more than fully accounted for by the non-cash accounting charges related to the conversion of convertible debt into common stock during the current year period.

The following table sets forth, as a percentage of sales, our financial results for the three months ended June 30, 2012 and the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	2011
Net revenue
Direct-to-consumer	94.0%	87.4%
Retail	3.1%	10.2%
International	2.9%	2.4%
Total net revenue	100.0%	100.0%

Cost of revenue	48.9%	57.5%
Gross profit	51.1%	42.5%

Operating expenses
Research and development	6.6%	1.5%
Sales and marketing	31.9%	34.7%
General and administrative	40.8%	48.3%
Total operating expenses	79.3%	84.5%
Loss from operations	-28.2%	-42.0%

Revenue
For the three months ended June 30, 2012, revenue totaled $1,416,533, a year-over-year decrease of 4.3% or $63,370 from the three months ended June 30, 2011.

	Three Months Ended June 30,
Net Revenue	2012	2011
Direct-to-consumer	$1,332,155	$1,292,889
Retail	43,783	151,024
International	40,595	35,990
Total	$1,416,533	$1,479,903

Direct-to-consumer sales for the three months ended June 30, 2012 totaled $1,332,155, up $39,266 or 3.0%, from the prior year period.  The increase principally reflected the impact of a 23.0% year-over-year increase in the amount of direct response advertising, which was partially offset by the impact of lower average pricing for our products in the current year period.  During the three months ended June 30, 2012, direct-to-consumer sales per dollar of advertising expense totaled $7.82 as compared to $9.33 in the prior year period.  The decrease in dollars of revenue per dollar of advertising expense primarily reflected the increased utilization of catalog mailings and other marketing methods to prospect for customers in the current year period, lower average selling prices for our products year-over-year, and a comparison to the prior year in which advertising spending was severely constrained by liquidity issues.

Sales to retailer customers for the three months ended June 30, 2012 totaled $43,783, down $107,241, or 71.0%, from the same period a year earlier, principally reflecting our effective exit of the large retail sales channel because of the low margins and high capital requirements associated with this channel, and because of a comparison to the prior year that included in retail revenue the impact of a test of distribution into the network marketing channel.  As of June 30, 2012, our products were carried in approximately 486 traditional “brick and mortar” storefronts in the United States and Canada, as compared to approximately 575 storefronts as of June 30, 2011.  Because of the potential impact of non-“brick and mortar” retailers, including online retailers and television shopping channels which do not have storefronts, on our retail sales, we do not believe “sales per store” is a meaningful metric for assessing our retail business.

International sales for the three months ended June 30, 2012 totaled $40,595, up $4,605 from the same period in the prior fiscal year.  At this time we are not actively attempting to develop our international markets and therefore sales in both periods principally reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens, and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2012 and June 30, 2011 is as follows:

	Three Months Ended June 30,
	2012	2011
Product Revenue
AeroGardens	$519,189	$547,564
Seed kits and accessories	897,344	932,339
Total	$1,416,533	$1,479,903
% of Total Revenue
AeroGardens	36.7%	37.0%
Seed kits and accessories	63.3%	63.0%
Total	100.0%	100.0%

AeroGarden sales decreased $28,375, or 5.2%, from the year earlier period reflecting the decrease in retail sales.  Sales of seed kits and accessories, which represent a recurring revenue stream generated by the 1,072,228 AeroGardens we have sold to date, decreased $34,995, or 3.8%, again reflecting the lower sales to retailers.  Seed kit and accessory sales declined by a smaller percentage than AeroGarden sales because these sales generally represent repeat sales to existing AeroGarden owners, rather than sales to new customers, and therefore tend to be less seasonal and less dependent on the amount of advertising expenditures than AeroGarden sales.  For the three months ended June 30, 2012, sales of seed kits and accessories represented 63.3% of total revenue, as compared to 63.0% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2012 totaled $693,332, a decrease of $157,500, or 18.5%, from the three months ended June 30, 2011.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  The dollar amount of cost of revenue decreased because of the decline in sales, as well as because of cost reductions in our seed kit assembly, fulfillment, and distribution operations.  As a percent of total revenue, cost of revenue represented 48.9% of revenue as compared to 57.5% for the quarter ended June 30, 2011.  The decrease in costs as a percent of revenue reflected the efficiencies achieved in our assembly, fulfillment, and distribution operations and a greater mix of higher-margin direct-to-consumer revenue.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower margins than domestic retail sales.  The gross margin for the quarter ended June 30, 2012 was 51.1% as compared to 42.5% for the quarter ended June 30, 2011.

Sales and Marketing
Sales and marketing costs for the three months ended June 30, 2012 totaled $451,177, as compared to $514,000 for the three months ended June 30, 2011, a decrease of 12.2%, or $62,823.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended June 30,
	2012	2011
Advertising	$170,457	$138,611
Personnel	228,411	274,985
Sales commissions	5,279	6,218
Trade shows	-	-
Other	47,030	94,186
	$451,177	$514,000

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogues, mailing and web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $170,457 for the quarter ended June 30, 2012, a year-over-year increase of 23.0%, or $31,846, primarily because we mailed more catalogues during the current year period, and because of the comparison to the prior year in which liquidity issues severely constrained our ability to invest in advertising spending.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2012, personnel costs for sales and marketing were $228,411, down from $274,985 for the three months ended June 30, 2011, a decrease of 16.9%.  The decrease principally reflected a lower level of staffing in the current year period.

Other marketing expenses decreased year-over-year because of reductions in travel expense, inventory storage fees, order processing costs, and generally reduced spending in a variety of categories.

General and Administrative
General and administrative costs for the three months ended June 30, 2012 totaled $577,616, as compared to $714,319 for the three months ended June 30, 2011, a decrease of 19.1%, or $136,703.  The decrease reflected a $59,947 decrease in depreciation and amortization expense, a $55,237 decrease in legal fees, and decreases in a variety of spending categories, which were partially offset by a $26,406 increase in corporate governance costs.

Research and Development
Research and development costs for the quarter ended June 30, 2012 totaled $93,024, an increase of 321.6%, or $70,961, from the quarter ended June 30, 2011.  The increase principally reflected expenses related to design and consulting service expenses we incurred to support new product development activities.

Operating Loss and EBITDA
Our operating loss for the three months ended June 30, 2012 was $398,616, a decrease of $222,695 from the operating loss of $621,311 for the three months ended June 30, 2011.  The improved performance resulted from the higher gross margin and lower operating expenses, partially offset by the impact of lower sales.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA loss for the quarter ended June 30, 2012 totaled $299,653, which was $158,659, or 34.6%, better than the $458,312 EBITDA loss recognized during the prior year quarter.

	Three Months Ended June 30,
	2012	2011
Loss from operations	$(398,616)	$(621,311)
Add back non-cash items:
Depreciation	31,737	91,240
Amortization	3,842	4,286
Stock based compensation	63,384	67,473
Total non-cash items	98,963	162,999
EBITDA	$(299,653)	$(458,312)

The GAAP measure most directly comparable to EBITDA is net income/loss. The non-GAAP financial measure of EBITDA should not be considered as an alternative to net earnings. EBITDA is not a presentation made in accordance with GAAP and has important limitations as an analytical tool. EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of EBITDA may not be comparable to similarly titled measures of other companies.

Other Income and Expense
Other income and expense for the three months ended June 30, 2012 totaled to a net other expense of $6,769,192, as compared to net other expense of $921,664 in the prior year period.  The net other expense in the current year period included the impact of $6,648,267 in non-recurring, non-cash charges that resulted from the conversion of all of our outstanding convertible debt into common stock during the period.  For the three months ended June 30, 2011, net other expense included $698,946 in non-cash charges related to our convertible debt.  Excluding these charges from both years, our net other expense in the current year period totaled $120,925 as compared to $222,718 in the prior year period.

Net Loss
For the three months ended June 30, 2012, the net loss totaled $7,167,808 as compared to a net loss of $1,542,975 for the three months ended June 30, 2011.  The increase in the net loss was more than fully accounted for by the non-cash accounting charges related to the conversion of convertible debt into common stock during the current year period.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $98,593 for the three months ended June 30, 2012, as compared to cash provided of $10,705 in the prior year period.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, expense related to the issuance of common stock and options, provisions for bad debt, amortization of debt issuance costs, amortization of the beneficial conversion feature related to convertible debentures, and interest expense from warrants issued with convertible debentures, totaled to a net gain of $6,768,326 for the three months ended June 30, 2012, as compared to a net gain of $902,353 in the prior year period.

Changes in current assets contributed net cash of $251,673 during the three months ended June 30, 2012, principally from decreases in receivables.  Net accounts receivable from retailers totaled $25,807 as of June 30, 2012, representing approximately 16 days of net retail sales activity, and 54 days of net retail sales activity, at the average daily rate of sales recognized during the twelve months and three months ended June 30, 2012, respectively.  The days of receivables calculation can be greatly impacted by the timing of sales to retailers during the relevant period.

As of June 30, 2012, the total inventory balance was $1,668,998, representing approximately 148 days of sales activity, and 219 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended June 30, 2012, respectively.  The days in inventory calculation based on the three months of sales activity can be greatly impacted by the seasonality of our sales, which are at a low seasonal level during our fiscal first quarter ending June 30.

Current operating liabilities increased $49,216 during the three months ended June 30, 2012, principally because of an increase in accrued expenses, partially offset by a decrease in accounts payable.  Accounts payable as of June 30, 2012 totaled $476,012, representing approximately 21 days of daily expense activity, and 24 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended June 30, 2012, respectively.

Net investment activity provided $1,335 of cash, principally because of the release of $14,677 in cash that was previously restricted to support corporate obligations, which was partially offset by $13,342 in capital expenditures and investments related to patent development activity.

Net financing activity, principally reflecting the proceeds from the exercise of warrants, provided net cash of $824,450 during the three months ended June 30, 2012.

As of June 30, 2012, we had a cash balance of $1,256,848, of which $28,079 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $544,333 as of March 31, 2012, of which $42,756 was restricted.

As of June 30, 2012 and March 31, 2012, the outstanding balance of the Company’s note payable and debt, including accrued interest, was as follows:

	June 30,	March 31,
	2012	2012
Main Power Promissory Note	$1,857,897	$1,999,297
First Western Trust Term Loan	516,183	578,445
Subordinated Secured Convertible Notes	-	5,032,188
Notes Payable –Credit Card Receipts-Backed Notes	359,765	941,815
Pawnee Promissory Note	75,536	74,422
Total Debt	2,809,381	8,626,167
Less Notes Payable and Current Portion – Long Term Debt	948,376	2,030,869
Long Term Debt	$1,861,005	$6,595,298

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

During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently the parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $3,000 during the fourth fiscal quarter of Fiscal 2012, $159,000 during the fiscal year ending March 31, 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  As of June 30, 2012, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $1,857,897 and we were current and in compliance with all terms and conditions.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of June 30, 2012, $516,183 was outstanding under the FWTB Term Loan, including accrued interest and we were current and in compliance with all terms and conditions.

Subordinated Secured Convertible Notes

Between May and September 2010, the Company completed a private offering of $7,020,000 in Subordinated Secured Convertible Notes (the “Subordinated Secured Convertible Notes”) and warrants to purchase 70,200,000 shares of our common stock (the “Warrants”).  We used the proceeds from the private offering to invest in advertising and marketing programs to support our direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Subordinated Secured Convertible Notes were offered and sold only to investors who were “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.

The Subordinated Secured Convertible Notes carried an interest rate of 8% per year, payable quarterly in cash, additional Subordinated Secured Convertible Notes, or in registered common stock of the Company, at the option of the Company, and had a maturity of May 6, 2013.  When issued, the Subordinated Secured Convertible Notes could be converted into shares of our common stock at any time, initially at a conversion price of $0.10 per share (the “Conversion Price”).  The Subordinated Secured Convertible Notes were secured by a subordinated lien on all assets of the Company.

Each Warrant entitles the holder to purchase one share of our common stock at a price of $0.20 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all our assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

In accordance with applicable accounting guidance, the Company recorded a $6,980,400 debt discount on the Subordinated Secured Convertible Notes because the combined value of the Warrants and the beneficial conversion feature (which was based on the excess of the market price of our shares on the date of issuance over the Conversion Price of the Subordinated Secured Convertible Notes) exceeded the amount of Subordinated Secured Convertible Notes issued.  The amortization of the $6,980,400 debt discount has been reported as additional interest expense and increases in long-term debt since the Subordinated Secured Convertible Notes were issued.

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $2,397,296 and $543,457 for the three months ended June 30, 2012 and June 30, 2011, respectively, including the accelerated amortization caused by the conversion of all of the Subordinated Secured Convertible Notes and accrued interest into common stock on April 11, 2012, as discussed below.  As of June 30, 2012, there was no unamortized discount on the Subordinated Secured Convertible Notes remaining.

We paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred debt issuance costs on our balance sheet.  These costs were amortized to expense over the life of the Subordinated Secured Convertible Notes.  In addition, we granted warrants to purchase our common stock to the placement agent for the Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  We granted 7,020,000 Placement Agent Warrants with an exercise price of $0.10 per common share and 7,020,000 Placement Agent Warrants with an exercise price of $0.20 per common share.  The Placement Agent Warrants had a five-year term expiring May 6, 2015 and contained a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred debt issuance cost on our balance sheet, which was being amortized to expense over the life of the Subordinated Convertible Notes.  For the three months ended June 30, 2012 and June 30, 2011, the amortized deferred debt issuance costs relating to the Subordinated Convertible Notes totaled $789,335 and $155,490, respectively, including the accelerated amortization caused by the conversion of all of the Subordinated Secured Convertible Notes and accrued interest into common stock on April 11, 2012, as discussed below.

As of October 31, 2010 and January 31, 2011, the Company issued a total of $369,385 new Subordinated Secured Convertible Notes to pay accrued interest (the “Interest Notes”).  The Interest Notes had the same terms and conditions as the Subordinated Secured Convertible Notes.

Effective on April 29, 2011, a majority in interest of the holders of the Subordinated Secured Convertible Notes agreed to modify the terms of the Subordinated Secured Convertible Notes to (i) waive our obligations to make quarterly interest payments and (ii) provide that interest be paid in cash only.  These modifications were effective from April 29, 2011 through January 31, 2012.

On April 11, 2012, Subordinated Secured Convertible Notes totaling $7,444,380, inclusive of accrued interest of $647,985, were converted into 297,775,249 shares of the Company’s common stock reflecting a conversion price of $0.025 per share of common stock.  Subsequent to the conversions, there were no remaining Notes or accrued interest outstanding.  The Note holders agreed to convert the Notes into common stock in exchange for the Company agreeing to reduce the conversion price from $0.10 per share of common stock to $0.025 per share of common stock.  As a result of the conversion of the Subordinated Secured Convertible Notes into common equity, the Company recognized a total of $6,648,267 in non-cash expense comprising $3,461,637 of debt conversion costs on the exchange and $3,186,630 on the accelerated recognition of the debt discount and deferred debt issuance costs during the quarter ended June 30, 2012.

As of June 30, 2012, there were no Subordinated Secured Convertible Notes or accrued interest outstanding.

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

We used the proceeds from the 2010 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance of the 2010 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2010 Credit Card Offering was offered and sold to six (6) investors who are “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.

The 2010 Credit Card Notes carried interest at 15% per annum, had an initial maturity of July 28, 2011, and could be converted at any time into common stock of the Company at a conversion price of $0.18 per share.  20% of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2010 Credit Card Offering.

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

We incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the 2010 Credit Card Notes.  This amount was recognized as deferred debt issuance costs on our balance sheet.  These costs were amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 1,333,333 warrants to purchase our common stock to the placement agent (the “Placement Agent Warrants”).  Placement Agent Warrants of 833,333 were issued and had an exercise price of $0.18 per share of common stock.  500,000 of the Placement Agent Warrants have an exercise price of $0.20 per share of common stock.  The Placement Agent Warrants had a five-year term and contained a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $30,000 in deferred debt issuance cost on our balance sheet, which was amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.

For the three months ended June 30, 2012 and June 30, 2011, the total amortized deferred debt issuance costs relating to the 2010 Credit Card Offering were zero and $23,401, respectively.

Effective as of July 28, 2011, a majority in interest of the holders of the 2010 Credit Card Notes agreed to extend the maturity of the 2010 Credit Card Notes to October 31, 2011.  As of October 3, 2011, the 2010 Credit Card Notes were repaid in full.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, we closed on the private sale of $1,633,776 in 17% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2011 Credit Card Notes”) and a 1% share of our prospective monthly sales into the network marketing channel for a period of three years following our first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $1,477,300 in cash and the conversion of $156,476 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of the Company.  After deducting $46,565 of placement agent sales commissions (5% on third-party investors, 3% on Company-referred investors and 0% on investments by officers and directors of the Company) and expenses, net cash proceeds to the Company totaled $1,430,735.  In addition, the Company will be obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to Company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.

We used the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering.  The issuance of the 2011 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2011 Credit Card Offering was offered and sold only to investors who are, or the Company reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2011 Credit Card Offering has not been registered under the Securities Act, the securities sold in the 2011 Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

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

During May 2012, $340,948 in 2011 Credit Card Notes (including accrued interest) were converted to common equity pursuant to the exercise of common stock warrants.  For additional information on these transactions, please see Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2012, the outstanding balance of the 2011 Credit Card Notes reported as a liability on our balance sheet, including accrued interest, totaled $359,765 and we were current and in compliance with all terms and conditions.

Pawnee Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at the option of the Company, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of June 30, 2012, the outstanding balance of the Lease Promissory Note, including accrued interest, was $75,536 and we were current and in compliance with all terms and conditions.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $1,256,848 ($28,079 of which is restricted as collateral for our various corporate obligations) as of June 30, 2012,
•	our cash of $794,478 ($30,746 of which is restricted as collateral for our various corporate obligations) as of August 6, 2012,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
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

In Fiscal 2012, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in 2011 Credit Card Notes (as described above), restructured the payment schedule for the Revised Main Power Note, and received approval from our stockholders and affected creditors to convert our Series A Preferred Stock and Subordinated Secured Convertible Notes into common stock.  These conversions closed on April 11, 2012.  In addition, during May 2012, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, and raised $1.59 million in common equity capital.  (For additional information regarding the conversion of our convertible securities into common stock and the reduction in the warrant exercise price, please see Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.)  As a result of these efforts, we believe we can meet our cash requirements for the next twelve months.  We do intend to seek additional capital, however, to provide a cash reserve against contingencies, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2012.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2012, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 11, 2012, the Company completed a series of transactions related to a restructuring of its debt and equity accounts (the “Restructuring Transactions”).  As part of the Restructuring Transactions, holders of the Company’s 8% Subordinated Secured Convertible Promissory Notes (the “Notes”) and holders of the Company’s Series A Convertible Preferred Stock (the “Series A Stock”) agreed to convert their holdings, in full, into common stock of the Company.  In addition, existing warrants to purchase Series A Stock (the “Series A Warrants”) were converted into warrants to purchase common stock, and the Company issued new warrants to purchase common stock to the holders of the Series A Stock and Notes.  The Restructuring Transactions were approved by the Company’s Board of Directors, the Company’s Common stockholders, the Series A Stock holders voting as a separate class, and the holders of the Notes voting as a separate class.

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

Series A Convertible Preferred Warrants

In accordance with the terms and conditions of the Series A Warrants, upon the conversion of all shares of Series A Stock into common stock, 4,164 Series A Warrants automatically converted into 46,266,666 Common Stock Warrants.  Subsequent to the Restructuring Transactions there were no Series A Warrants outstanding.  In addition, as part of the Restructuring Transactions, the Company declared and paid a dividend of 23,133,339 Common Stock Warrants to the holders of the Series A Warrants (the “Warrant Dividend”).  The Common Stock Warrants have an exercise price of $0.07 per share of common stock, and expire on April 11, 2017.

The Insiders held 1,669 Series A Warrants which converted to 18,544,444 Common Stock Warrants and received a Warrant Dividend aggregating 9,272,224 Common Stock Warrants.  The conversion of the Series A Warrants held by the Insiders and the Warrant Dividend paid to the Insiders were transacted on the same terms and conditions as applied to all Series A Warrant holders.

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

Temporary Warrant Exercise Price Reset

On May 8, 2012, the Company announced that it would temporarily reduce the exercise price on all outstanding warrants to purchase its common stock (the “Warrants”) to $0.01 per common share, between May 10, 2012 and May 31, 2012 (the “Temporary Exercise Period”).  In the aggregate, 113 holders exercised warrants during the Temporary Exercise Period, the Company issued 162,445,880 shares of common stock, and received net proceeds of $1,549,933 comprised of cash of $1,180,899 and $369,034 from the conversion of existing obligations of the Company into equity.

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

Shares of the Company’s common stock issued upon exercise of the Warrants and Additional Warrants (“Warrant Shares”) during the Temporary Exercise Period were issued without registration under the Securities Act of 1933, as amended, (“Securities Act”) in reliance upon an exemption from the registration requirements of the Securities Act set forth in Rule 506 of Regulation D thereunder. Each Warrant holder qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Warrant Shares, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investors obtained all information regarding the Company that was requested; received answers to all questions posed and otherwise understood the risks of accepting our securities for investment purposes.  The Warrant Shares are restricted securities within the meaning of Rule 144 under the Securities Act and may not be resold unless subsequently registered under the Securities Act or in reliance upon an exemption from the registration requirements of the Securities Act, including Rule 144.  The holding period for Warrant Shares acquired pursuant to exercise of the Warrants and Additional Warrants began upon such exercise, except for shares acquired by exercise of Warrants on a cashless basis which relate back to the date the Warrants were acquired, provided the Warrants were acquired in consideration of cash or property. The Company has no obligation and has made no commitment to register under the Securities Act the resale of Warrant Shares.

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

Increase in Authorized Shares

In order to complete the Restructuring Transactions and the Temporary Warrant Exercise Price Reset, it was necessary for the Company to increase the amount of its authorized common stock.  Accordingly, the Company requested approval from its stockholders of an increase in its authorized number of common stock to 750,000,000.  This increase was approved by the stockholders as previously disclosed in a Schedule 14C Information Statement dated March 16, 2012.  The increased in the authorized number of common stock became effective as of April 10, 2012.

Pending Reverse Split

As previously disclosed in the Company’s definitive Schedule 14C filed with the SEC on March 16, 2012,  the Company’s stockholders approved a proposal authorizing the Company’s board of directors (the “Board”), in its discretion, to effect a reverse split of the Company’s outstanding shares of common stock at a ratio of up to 1-for-300.  On July 27, 2012, the Board approved the reverse stock split at a 1-for-100 split ratio, and authorized management to file the documents necessary to effect the reverse split with the Financial Industry Regulatory Authority (“FINRA”).

As a result of the reverse stock split, every 100 shares of the Company’s pre-reverse split common stock will be converted automatically into one share of common stock.  No cash or fractional shares will be issued in connection with the reverse split, and instead the Company will round up to the next whole share in lieu of issuing factional shares that would have been issued in the reverse split. The number of authorized shares of the Company’s common stock, par value of the Company’s common stock, and rights of the Company’s common stockholders will not be affected by the reverse split.  Proportional adjustments will be made to shares of the Company’s common stock issuable upon exercise or conversion of the Company’s outstanding warrants and stock options in accordance with their terms.

The reverse split will become effective as and when FINRA authorizes an effective date.  The Company will announce when the reverse split will become effective once that date is known.  At this time, the Company cannot predict the timing of the effectiveness of the reverse split.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.7	Certificate of Amendment to Articles of Incorporation, certified May 3, 2010 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q, filed August 12, 2010
3.8*	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on May 1, 2012.
3.9	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)
3.10
Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

3.11
Certificate of Amendment to Series A Convertible Preferred Stock Certificate of Designations, certified June 21, 2010 (incorporated by reference to Exhibit 3.11 of our Quarterly Report on Form 10-Q for the quarter year ended June 30, 2010, filed August 12, 2010)

3.12
Amendment Number 2 to Series A Convertible Preferred Stock Certificate of Designations, as filed with the Nevada Secretary of State on April 6, 2012 (incorporated by reference to our Current Report on Form 8-K, filed April 16, 2012)

10.1
Form of Consent Letter – Series A Preferred Stockholder, effective April 11, 2012 (incorporated by reference to Exhibit 10.34 of our Annual report on Form 10-K for the fiscal year ended March 31, 2012, filed June 26, 2012)

10.2
Form of Consent Letter – 8% Subordinated Secured Convertible Promissory Notes, effective April 11, 2012 (incorporated by reference to Exhibit 10.35 of our Annual report on Form 10-K for the fiscal year ended March 31, 2012, filed June 26, 2012)

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

AeroGrow International, Inc.

Date: August 10, 2012	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 10, 2012	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2012	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)