Form 10-Q
period 2012-09-30
AeroGrow International, Inc.
filed 2012-11-09
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of November 9, 2012:  5,904,877

AeroGrow International, Inc.

FORM 10-Q REPORT
September 30, 2012

Item 1. Condensed Financial Statements
AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$921,249	$501,577
Restricted cash	45,332	42,756
Accounts receivable, net of allowance for doubtful accounts of $0 and $768 at September 30, 2012 and March 31, 2012, respectively	45,804	221,713
Other receivables	100,202	197,076
Inventory	1,991,986	1,784,424
Prepaid expenses and other	603,332	309,340
Total current assets	3,707,905	3,056,886
Property and equipment, net of accumulated depreciation of $2,770,970 and $2,709,075 at September 30, 2012 and March 31, 2012, respectively	85,341	133,768
Other assets
Intangible assets, net of $128,427 and $120,923 of accumulated amortization at September 30, 2012 and March 31, 2012, respectively	201,148	198,490
Deposits	145,201	145,744
Deferred debt issuance costs, net of accumulated amortization of $2,297,155 and $1,449,581 at September 30, 2012 and March 31, 2012, respectively	219,457	844,116
Total other assets	565,806	1,188,350
Total assets	$4,359,052	$4,379,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Notes payable	$1,047,565	$633,995
Notes payable – related party	246,611	307,821
Current portion – long term debt – related party	--	100,464
Current portion – long term debt	681,472	988,589
Accounts payable	384,562	607,840
Accrued expenses	218,997	252,562
Customer deposits	892	8,270
Deferred rent	6,967	6,207
Total current liabilities	2,587,066	2,905,748
Long term debt	1,702,961	5,892,590
Long term debt – related party	--	702,708
Total liabilities	4,290,027	9,501,046
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 and 7,526 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	--	8
Common stock, $.001 par value, 750,000,000 shares authorized, 5,904,877 and 210,319 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	590,441	20,994
Additional paid-in capital	74,790,623	62,602,533
Accumulated deficit	(75,312,039)	(67,745,577)
Total stockholders' equity (deficit)	69,025	(5,122,042)
Total liabilities and stockholders' equity (deficit)	$4,359,052	$4,379,004

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2012	2011	2012	2011
Product sales	$1,144,260	$1,497,519	$2,560,793	$2,977,422
Cost of revenue	545,868	737,668	1,239,200	1,588,500
Gross profit	598,392	759,851	1,321,593	1,388,922

Operating expenses
Research and development	115,114	6,470	208,138	28,533
Sales and marketing	432,061	332,941	883,238	846,941
General and administrative	439,674	542,241	1,017,290	1,256,560
Total operating expenses	$986,849	$881,652	$2,108,666	$2,132,034

Loss from operations	(388,457)	(121,801)	(787,073)	(743,112)

Other (income) expense, net
Interest (income)	(2)	(2)	(4)	(14)
Interest expense	103,814	799,585	212,789	1,630,241
Interest expense – related party	4,444	111,238	16,094	229,579
Debt conversion cost	-	-	6,648,267	-
Other (income)	(98,059)	(2,195)	(97,757)	(29,516)
Total other expense, net	10,197	908,626	6,779,389	1,830,290

Net loss	$(398,654)	$(1,030,427)	$(7,566,462)	$(2,573,402)

Net loss per share, basic	$(0.07)	$(5.34)	$(1.31)	$(13.35)

Net loss per share, diluted	$(0.07)	$(5.34)	$(1.31)	$(13.35)

Weighted average number of common shares outstanding , basic and diluted	5,809,545	192,819	5,786,606	192,819

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(7,566,462)	$(2,573,402)
Adjustments to reconcile net (loss) to cash (used) provided by operations:
Issuance of common stock and options under equity compensation plans	124,791	133,828
Issuance of common stock and options not under equity compensation plans	3	--
Depreciation and amortization expense	70,477	172,642
Bad debt expense	(778)	(15,714)
Loss on disposal of fixed assets	--	667
Debt conversion costs associated with inducement	3,461,637	--
Amortization of debt issuance costs	847,574	338,695
Amortization of convertible debentures, beneficial conversion feature	1,066,804	498,591
Amortization of convertible debentures, beneficial conversion feature – related party	188,924	90,935
Interest expense from warrants issued with convertible debentures	954,687	436,249
Interest expense from warrants issued with convertible debentures – related party	186,881	86,187
Change in operating assets and liabilities:
Decrease in accounts receivable	176,687	158,211
Decrease in other receivable	96,874	154,077
(Increase) decrease in inventory	(345,961)	399,819
Increase in financed inventory	--	(52,416)
(Increase) decrease in other current assets	(293,992)	153,230
Decrease in deposits	543	68,272
(Decrease) increase in accounts payable	(223,278)	116,876
Decrease in accrued expenses	(5,479)	(119,267)
Increase in accrued interest	71,450	243,408
Increase in accrued interest-related party	13,260	52,456
Decrease in customer deposits	(7,378)	(80,307)
Increase (decrease) in deferred rent	760	(2,470)
Net cash (used) provided by operating activities	$(1,181,976)	$260,567
Cash flows from investing activities:
Increase (decrease) in restricted cash	(2,576)	125,854
Purchases of equipment	(14,546)	(4,179)
Patent expenses	(10,162)	(18,307)
Net cash (used) provided by investing activities	$(27,284)	$103,368
Cash flows from financing activities:
(Increase) in prepaid debt issuance costs	(46,129)	--
Proceeds from short term borrowings	--	95,000
Repayments of short term borrowings	--	(367,377)
Proceeds from notes payable, net	1,040,722	--
Proceeds from notes payable – related party, net	245,000	--
Repayments of notes payable	(442,701)	--
Repayments of notes payable – related party	(187,849)	--
Repayments of long term debt borrowings	(161,009)	(133,594)
Repayments of long term debt borrowings – related party	--	(211,301)
Proceeds from the exercise and issuance of warrants	1,180,898	--
Net cash (used) provided by financing activities	$1,628,932	$(617,272)
Net increase (decrease) in cash	419,672	(253,337)
Cash, beginning of period	$501,577	355,781
Cash, end of period	$921,249	$102,444

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Six months ended September 30,
Cash paid during the year for:	2012	2011
Interest	$59,153	$42,655
Income taxes	$--	$--

Supplemental disclosure of non-cash investing and financing activities:
Decrease of debt associated with inventory consumption	$138,399	$--
Issuance of common stock in accordance with credit card note	$176,786	$--
Conversion of accrued expenses to common stock	$28,086	$--
Conversion of Note Payable to common stock	$211,690	$--
Conversion of Note Payable -related party to common stock	$129,258	$--
Conversion of convertible note to common stock	$5,717,882	$--
Conversion of convertible note accrued interest to common stock	$545,157	$--
Conversion of convertible note-related party to common stock	$1,078,513	$--
Conversion of convertible note-related party accrued interest to common stock	$102,828	$--
Conversion of accrued interest-related party to related party convertible debt	$--	$9,198
Conversion of accrued interest to convertible debt	$--	$11,312

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow”, or “our”) was incorporated in the State of Nevada on March 25, 2002.  We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded all aspects of our operations in order to take advantage of what we believe to be an attractive market opportunity.  We currently offer four different indoor garden models, with each model available in different colors and trim styles, more than 40 seed kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in nine other countries.

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

As a consequence, beginning in late Fiscal 2010 and continuing through Fiscal 2012, we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity.  To position our business for the future, we increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 900,000 catalogues mailed in Fiscal 2012, significantly increased our web-selling presence and developed a robust e-mail marketing program.  In addition, we have tested print ads in national magazines, infomercials, mall kiosks, and long-form and short-form infomercials, and may increase our use of these marketing vehicles in the future.  As a result of our efforts, sales derived from direct customers increased to approximately 89.8% in Fiscal 2012 and to approximately 92.5% in the first six months of the fiscal year ending March 31, 2013 (“Fiscal 2013”).

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2012, the results of operations for the three and six months ended September 30, 2012 and 2011, and the cash flows for the six months ended September 30, 2012 and 2011. The results of operations for the three and six months ended September 30, 2012 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2012 is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the six months ended September 30, 2012, of $7,566,462 that included the impact of $6,648,267 in one-time, non-cash accounting charges related to the conversion of the Company’s convertible debt into common equity during the six month period ended September 30, 2012.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s pre-reverse common stock were converted automatically into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been retroactively adjusted to reflect the impact of the reverse stock split.  For additional information on the reverse stock split, please refer to Note 8. Subsequent Events in Part I Item 1. Financial Statements.

During Fiscal 2010 we began the process of restructuring our balance sheet and began efforts to re-capitalize the Company to address cash and liquidity constraints that were severe, at times, and had a material impact on the operations of the business.  During Fiscal 2010 we issued approximately $6.7 million of convertible preferred stock, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  During Fiscal 2011, we issued $7.0 million in Subordinated Secured Convertible Notes and $1.5 million in short-term working capital debt.  In Fiscal 2012, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in short-term working capital debt, restructured the payment schedule for a $2.1 million note payable to a supplier, and received approval from our stockholders and affected creditors to convert our Series A Preferred Stock and Subordinated Secured Convertible Notes into common stock.  The conversions of our convertible securities were completed on April 11, 2012.  In addition, during May 2012, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, resulting in $1.59 million of new common equity capital from warrant exercises.  During September 2012, we closed on approximately $1.3 million in short-term working capital debt.

As a result of these efforts, we believe we can meet our cash requirements for the next twelve months.  We do intend to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to attempt to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event, we would reduce the scale of our operations and take actions to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

Prospectively, the Company’s ability to continue as a going concern is dependent upon the Company being able to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional capital as may be required, and ultimately to attain profitable operations.  The Company’s liquidity projections are predicated on a variety of assumptions including, but not limited to, the timing and seasonality of working capital needs, revenue and expenses, cash flow from operations, access to sufficient funding, the levels of customer and consumer demand, the impact of cost reduction programs, and the state of the general economic environment in which the Company operates.  In the event these assumptions prove to be inaccurate, there could be material adverse changes to the Company’s liquidity position.

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

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution as of September 30, 2012 is fully guaranteed under the Transaction Account Guarantee program.

Customers:
For the three months ended September 30, 2012, and September 30, 2011, the Company had no customers that represented more than 5% of the Company’s net product sales. For the six months ended September 30, 2012, the Company had no customers that represented more than 5% of the Company’s net product sales. For the six months ended September 30, 2011, the Company had one customer who represented 5.7% of net product sales.

Suppliers:
For the three months ended September 30, 2012, the Company purchased inventories and other inventory-related items from four suppliers totaling $237,690, $137,871, $82,846 and $79,251, representing 43.5%, 25.3%, 15.2% and 14.5% of cost of revenue, respectively. For the three months ended September 30, 2011, the Company purchased inventories and other inventory-related items from one supplier totaling $48,097 representing 5.8% of cost of sales. For the six months ended September 30, 2012, the Company purchased inventories and other inventory-related items from four suppliers totaling $325,209, $284,045, $137,677, and $118,733, representing 26.2%, 22.9%, 11.1% and 9.6% of cost of revenue, respectively. For the six months ended September 30, 2011, the Company purchased inventories and other inventory-related items from one supplier totaling $213,444 representing 12.7% of cost of sales.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of September 30, 2012, the Company had no customers that represented more than 5% of the Company’s outstanding accounts receivable.  As of March 31, 2012, the Company had one customer, Canadian Tire Corporation, which represented 62.8% of the $221,713 in outstanding accounts receivables. Management believes that all receivables are collectible.

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

The carrying value of financial instruments including receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2012 and March 31, 2012 due to the relatively short-term nature of these instruments. As of September 30, 2012 and March 31, 2012, the fair value of the Company's debt using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 20%.

	September 30, 2012		March 31, 2012
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$1,213,330	$1,294,176	$875,488	$941,816
Notes payable discount	-	-	-	-
Long-term debt	1,762,348	2,384,433	7,984,860	10,081,647
Long-term debt discount	-	-	-	(2,397,296)
Total	$2,975,678	$3,678,609	$8,860,348	$8,626,167

As of September 30, 2012 and March 31, 2012, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 90 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $0 and $768 at September 30, 2012 and March 31, 2012, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of September 30, 2012 and March 31, 2012, the balance in this reserve account was $100,202 and $197,076, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-Reporting on Advertising Costs.  As prescribed by ASC 340-20-25, direct response advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of September 30, 2012 and March 31, 2012, the Company deferred $7,674 and $2,524, respectively, related to such media and advertising costs. Advertising expenses for the three months ended September 30, 2012 and September 30, 2011 were $120,260 and $46,582, respectively. Advertising expenses for the six months ended September 30, 2012 and September 30, 2011 were $290,717 and $185,193, respectively.

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

	September 30,	March 31,
	2012	2012
Finished goods	$1,167,350	$913,267
Raw materials	824,636	871,157
	$1,991,986	$1,784,424

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2012 and March 31, 2012, the Company had reserved $176,997 and $103,401 for inventory obsolescence, respectively.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. As of September 30, 2012 and March 31, 2012, the Company had accrued $21,414 and $37,955, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $5,873 and $8,304 as of September 30, 2012 and March 31, 2012, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of September 30, 2012 and March 31, 2012, the Company has recorded a reserve for customer returns of $12,684 and $27,258, respectively.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance was effective July 1, 2012, with early adoption permitted. This new guidance did not have a material impact on our financial statements.

In July 2012, FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s financial position, results of operations or cash flows. This new guidance will not have a material impact on our financial statements.

3.	Notes Payable, Long Term Debt and Current Portion – Long Term Debt

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s pre-reverse common stock were converted automatically into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been retroactively adjusted to reflect the impact of the reverse stock split.  For additional information on the reverse stock split, please refer to Note 8. Subsequent Events in Part I Item 1. Financial Statements.

As of September 30, 2012 and March 31, 2012, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	September 30,	March 31,
	2012	2012
Main Power Promissory Note	$1,854,897	$1,999,297
First Western Trust Term Loan	452,874	578,445
Subordinated Secured Convertible Notes	-	5,032,188
Notes Payable –Credit Card Receipts-Backed Notes	1,294,176	941,815
Pawnee Promissory Note	76,662	74,422
Total Debt	3,678,609	8,626,167
Less Notes Payable and Current Portion – Long Term Debt	1,975,648	2,030,869
Long Term Debt	$1,702,961	$6,595,298

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

During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently, the parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $3,000 during the fourth fiscal quarter of Fiscal 2012, $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  As of September 30, 2012, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $1,854,897 and we were current and in compliance with all terms and conditions.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of September 30, 2012, $452,874 was outstanding under the FWTB Term Loan, including accrued interest and we were current and in compliance with all terms and conditions.

Subordinated Secured Convertible Notes

Between May and September 2010, the Company completed a private offering of $7,020,000 in Subordinated Secured Convertible Notes (the “Subordinated Secured Convertible Notes”) and warrants to purchase 702,000 shares of our common stock (the “Warrants”).  We used the proceeds from the private offering to invest in advertising and marketing programs to support our direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Subordinated Secured Convertible Notes were offered and sold only to investors who were “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.

The Subordinated Secured Convertible Notes carried an interest rate of 8% per year, payable quarterly in cash, additional Subordinated Secured Convertible Notes, or in registered common stock of the Company, at the option of the Company, and had a maturity of May 6, 2013.  When issued, the Subordinated Secured Convertible Notes could be converted into shares of our common stock at any time, initially at a conversion price of $10.00 per share (the “Conversion Price”).  The Subordinated Secured Convertible Notes were secured by a subordinated lien on all assets of the Company.

Each Warrant entitles the holder to purchase one share of our common stock at a price of $20.00 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all our assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

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

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $2,397,296 and $1,093,460 for the six months ended September 30, 2012 and September 30, 2011, respectively, including the accelerated amortization caused by the conversion of all of the Subordinated Secured Convertible Notes and accrued interest into common stock on April 11, 2012, as discussed below.  As of September 30, 2012, there was no unamortized discount on the Subordinated Secured Convertible Notes remaining.

We paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred debt issuance costs on our balance sheet.  These costs were amortized to expense over the life of the Subordinated Secured Convertible Notes.  In addition, we granted warrants to purchase our common stock to the placement agent for the Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  We granted 70,200 Placement Agent Warrants with an exercise price of $10.00 per common share and 70,200 Placement Agent Warrants with an exercise price of $20.00 per common share.  The Placement Agent Warrants had a five-year term expiring May 6, 2015 and contained a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred debt issuance cost on our balance sheet, which was being amortized to expense over the life of the Subordinated Convertible Notes.  For the six months ended September 30, 2012 and September 30, 2011, the amortized deferred debt issuance costs relating to the Subordinated Convertible Notes totaled $789,335 and $338,695, respectively, including the accelerated amortization caused by the conversion of all of the Subordinated Secured Convertible Notes and accrued interest into common stock on April 11, 2012, as discussed below.

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

On April 11, 2012, Subordinated Secured Convertible Notes totaling $7,444,380, inclusive of accrued interest of $647,985, were converted into 2,977,815 shares of the Company’s common stock, reflecting a conversion price of $2.50 per share of common stock.  Subsequent to the conversions, there were no remaining Notes or accrued interest outstanding.  The Note holders agreed to convert the Notes into common stock in exchange for the Company’s agreement to reduce the conversion price from $10.00 per share of common stock to $2.50 per share of common stock.  As a result of the conversion of the Subordinated Secured Convertible Notes into common equity, the Company recognized a total of $6,648,267 in non-cash expense comprising $3,461,637 of debt conversion costs on the exchange and $3,186,630 on the accelerated recognition of the debt discount and deferred debt issuance costs during the quarter ended June 30, 2012 and the six months ended September 30, 2012.

As of September 30, 2012, there were no Subordinated Secured Convertible Notes or accrued interest outstanding.

Notes Payable – 2010 Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% secured convertible promissory notes, including $450,000 in 15% related party secured convertible promissory notes, backed by a portion of our prospective credit card receipts, (the “2010 Credit Card Notes”) and 50,000 warrants to purchase our common stock (the “Credit Card Warrants”) (collectively, the “2010 Credit Card Offering”). Consideration for the 2010 Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to the Company after deducting a 2% sales commission (1% on company-referred investors) paid to GVC Capital LLC, our placement agent, totaled $1,474,500.  In addition, the Company paid a 3% deferred sales commission (2% on company-referred investors) to the placement agent concurrently with the repayment of principal of the 2010 Credit Card Notes.

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

The 2010 Credit Card Notes carried interest at 15% per annum, had an initial maturity of July 28, 2011, and could be converted at any time into common shares of the Company at a conversion price of $18.00 per share. Twenty percent of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2010 Credit Card Offering.

Each Credit Card Warrant entitles the holder to purchase one share of our common stock at a price of $20.00 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all our assets) and piggyback registration rights.  The Warrants expire October 28, 2015.

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

We incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the 2010 Credit Card Notes.  This amount was recognized as deferred debt issuance costs on our balance sheet.  These costs were amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.  In addition, for nominal consideration, the Company sold a total of 13,334 warrants to purchase our common stock to the placement agent (the “Placement Agent Warrants”).  We issued 8,333 Placement Agent Warrants with an exercise price of $18.00 per share of common stock and 5,000 Placement Agent Warrants with an exercise price of $20.00 per share of common stock.  The Placement Agent Warrants had a five-year term and contained a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $30,000 in deferred debt issuance cost on our balance sheet, which was amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.

For the six months ended September 30, 2012 and September 30, 2011, the total amortized deferred debt issuance costs relating to the 2010 Credit Card Offering were zero and $23,401, respectively.

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

The 2011 Credit Card Notes bear interest at 17% per annum and had a final maturity of October 1, 2012.  20% of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

The obligation of the Company to repay the Credit Card Notes was severally guaranteed by Jack J. Walker, our Chairman (up to $510,555), J. Michael Wolfe, our Chief Executive Officer (up to $204,222) and H. MacGregor Clarke, our Chief Financial Officer (up to $102,111).

During May 2012, $340,948 in 2011 Credit Card Notes (including accrued interest) were effectively repaid when note holders elected to offset the $340,948 balance due against payment of the exercise price on outstanding stock warrants.

As of September 13, 2012, the remaining balance and accrued interest on the 2011 Credit Card Notes were repaid in full.

Notes Payable – 2012 Credit Card Receipts-Backed Notes

On September 14, 2012, the Company closed on the private sale of $1,285,722 in Series 2012CC 15% secured promissory notes backed by a portion of the Company’s prospective credit card receipts, (the “2012 Credit Card Notes”) and 128,573 shares of common stock (collectively, the “2012 Credit Card Offering”).  Consideration for the 2012 Credit Card Offering comprised $1,285,722 in cash.  After deducting $46,128 of placement agent sales commissions (5% on third-party investors, 3% on Company-referred investors and 0% on investments by officers and directors of the Company) and expenses, net cash proceeds to the Company totaled $1,239,594.  In addition, the Company will issue 12,858 shares of common stock to the placement agent as additional sales compensation, representing one share of common stock for every 10 shares issued to investors in the 2012 Credit Card Offering.

The Company intends to use the proceeds from the 2012 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, purchase inventory, provide other general working capital, repay $198,406 of the 2011 Credit Card Notes (including accrued interest) and pay commissions and expenses related to the private offering.  The issuance of the 2012 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act of 1933 (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2012 Credit Card Offering was offered and sold only to investors who are, or the Company reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2012 Credit Card Offering has not been registered under the Securities Act, the securities sold in the 2012 Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

Directors and officers of the Company invested $245,000 in the 2012 Credit Card Offering and were issued 2012 Credit Card Notes with a face amount of $245,000 and 24,500 shares of common stock.  Investors having a beneficial ownership in the Company of more than 5% who are not also directors or officers of the Company invested $350,000 in the 2012 Credit Card Offering and were issued 2012 Credit Card Notes with a face amount of $350,000 and 35,000 shares of common stock.  The investments by the directors, officers, and investors having a beneficial ownership in the Company of more than 5%, were on the same terms and conditions as all other investors in the 2012 Credit Card Offering.

The 2012 Credit Card Notes bear interest at 15% per annum and have a final maturity of November 1, 2013.  20% of the Company’s daily credit card receipts will be held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2012 Credit Card Offering.

As of September 30, 2012, $1,294,176 was outstanding under the 2012 Credit Card Notes, including accrued interest and we were current and in compliance with all terms and conditions.

Pawnee Lease Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at the option of the Company, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of September 30, 2012, the outstanding balance of the Lease Promissory Note, including accrued interest, was $76,662 and we were current and in compliance with all terms and conditions.

4.	Equity Compensation Plans

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s pre-reverse common stock were converted automatically into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been retroactively adjusted to reflect the impact of the reverse stock split.  For additional information on the reverse stock split, please refer to Note 8. Subsequent Events in Part I Item 1. Financial Statements.

For the three and six months ended September 30, 2012 and September 30 , 2011, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”), respectively.

During the three months ended September 30, 2012 there were no options that were cancelled or that expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended September 30, 2011, there were 773 options that were either were cancelled or expired and zero shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

During the six months ended September 30, 2012 there were no options that were cancelled or that expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the six months ended September 30, 2011, there were 1,180 options that were either were cancelled or expired and zero shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of September 30, 2012, the Company had granted options for 7,087 shares of the Company’s common stock that are unvested and that will result in $41,873 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2012 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
$7.00	6,210	3.17	$7.00		5,584	3.16	$7.00
$8.00	77,910	3.18	$8.00		71,449	3.18	$8.00
$12.00	8,025	0.97	$12.00		8,025	0.97	$12.00
$13.00	690	1.86	$13.00		690	1.86	$13.00
$14.00	2,000	2.72	$14.00		2,000	2.72	$14.00
$18.00	9,750	1.42	$18.00		9,750	1.42	$18.00
$20.00	1,700	1.64	$20.00		1,700	1.64	$20.00
	106,285	2.81	$9.50	$-	99,206	2.78	$9.61	$-

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was September 28, 2012.

5.	Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2012 and March 31, 2012, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

6.	Related Party Transactions

See Note 3. Notes Payable, Long Term Debt and Current Portion – Long Term Debt for disclosure of related party transactions.

7.	Stockholders' Equity

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s pre-reverse common stock were converted automatically into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been retroactively adjusted to reflect the impact of the reverse stock split.  For additional information on the reverse stock split, please refer to Note 8. Subsequent Events in Part I Item 1. Financial Statements.

A summary of the Company’s common stock warrant activity for the period from April 1, 2012 through September 30, 2012 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2012	930,783	$27.00	$0.00
Granted	1,340,789	6.00
Exercised (1)	1,742,734	1.00
Expired	568	1.30
Outstanding, September 30, 2012	528,270	$22.00	$0.00

(1) Warrants were exercised at $1.00 per common share pursuant to a temporary warrant price reset in May 2012.

As of September 30, 2012, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Yrs)
394,182	$7.00	4.53
122,603	$20.00	2.43
750	$25.00	2.02
2,750	$100.00	1.39
120	$207.00	0.75
7,200	$800.00	1.93
665	$825.00	1.85
528,270	$22.00	3.98

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2012, through September 30, 2012, is presented below:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding, April 1, 2012	4,164	$1,250
Granted	-	-
Exercised	-	-
Converted to Common Warrants (1)	4,164	$1,250
Expired	-	-
Outstanding, September 30, 2012	-	-

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

On October 16, 2012, FINRA informed the Company that the 1-for-100 reverse split of the Company’s common stock would be effective at the market open on October 17, 2012.  Beginning on that date and continuing for 20 business days, a “D” was appended to the Company’s existing AERO ticker symbol (AEROD) to signify that the reverse split had taken place.  After the 20-business day period expires, the Company’s common stock will again trade under the ticker symbol “AERO”. In addition, the Company’s common stock has been assigned a new CUSIP number (00768m202).

As a result of the reverse stock split, every 100 shares of the Company’s pre-reverse split common stock were converted automatically into one share of common stock.  No cash or fractional shares were issued in connection with the reverse split, and instead the Company rounded up to the next whole share in lieu of issuing factional shares that would have been issued in the reverse split. The number of authorized shares of the Company’s common stock, par value of the Company’s common stock, and rights of the Company’s common stockholders were not affected by the reverse split.  Proportional adjustments have been made to shares of the Company’s common stock issuable upon exercise or conversion of the Company’s outstanding warrants and stock options in accordance with their terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2012 and September 30, 2011.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow”, or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2012.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s pre-reverse common stock were converted automatically into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been retroactively adjusted to reflect the impact of the reverse stock split.  For additional information on the reverse stock split, please refer to Note 8. Subsequent Events in Part I Item 1. Financial Statements.

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

As a result, beginning in late Fiscal 2010 and continuing through Fiscal 2012, we re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity.  To position our business for the future, we increased the depth and breadth of our direct-to-consumer sales distribution channels to include a direct mail catalogue business with approximately 900,000 catalogues mailed in Fiscal 2012, significantly increased our web-selling presence and developed a robust e-mail marketing program.  In addition, we have tested print ads in national magazines, infomercials, mall kiosks, and long-form and short-form infomercials, and may increase our use of these marketing vehicles in the future.  As a result of our efforts, sales derived from  direct customers increased to 89.8% in Fiscal 2012 and to approximately 97.3% in the first six months of the fiscal year ending March 31, 2013 (“Fiscal 2013”).

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

Results of Operations

Three Months Ended September 30, 2012 and September 30, 2011

Summary Overview
For the three months ended September 30, 2012, total revenue of $1,144,260 was down 23.6%, or $353,259, relative to the same period in the prior year.  More than half the total decline was caused by a $191,239, or 96.8%, decline in sales to retailers resulting from our strategic decision to de-emphasize the large retail chain channel because of the low margins and high capital requirements of servicing this channel.  In addition, sales in our direct-to-consumer channels were down 12.3%, or $155,423, primarily because direct-to-consumer sales experienced a significant, but temporary spike following the termination of a test of the network marketing channel in the prior year period.  This test included a virtual cessation of direct-to-consumer promotional activity and increases in selling prices for most of our products for a three-month period.  Upon the termination of the test in early August 2011, we resumed direct-to-consumer marketing and reduced our selling prices, and experienced an immediate increase in direct-to-consumer sales activity, which we attributed to pent-up demand that had built up during the three-month test period.  The impact of the spike in prior year sales activity is evidenced by the trend in marketing efficiency, which we measure using the metric of dollars of direct-to-consumer revenue per dollar of advertising expense.  For the three months ended September 30, 2012, our marketing efficiency was $9.26, down from $27.23 for the same period in 2011.  However, for comparison, our marketing efficiency during the same period in 2010 was $8.68, and during the full fiscal year ended March 31, 2012 was $9.78. As a result, we believe that the results in the quarter ended September 30, 2011 were a non-recurring aberration that resulted from the release of pent-up demand and temporary spike in sales.

On a product line basis, we experienced a year-over-year increase in the mix of AeroGardens as a percent of total revenue as we began to shift more of our marketing efforts to prospecting for new AeroGarden customers.  For the three months ended September 30, 2012, AeroGarden sales represented 35.9% of total revenue, as compared to 31.7% in the prior year period.  Seed kit and accessory sales dropped as a percent of the total to 64.1% from 68.3% in the prior year period.  Both categories of products experienced year-over-year sales declines, reflecting the overall decline in sales discussed above.

Our gross margin for the three months ended September 30, 2012 was 52.3%, up from 50.7% in the prior year period, as we continued to benefit from efficiency gains in our assembly, fulfillment, and distribution operations, as well as a shift in sales mix towards the higher margin direct-to-consumer channels.

In aggregate, our total operating expenses increased 11.9%, or $105,197 year-over-year, principally because we invested $102,330 in higher new product development spending, and because we increased our advertising expenditures by $73,678.  While these investments depressed earnings in the current quarter, they represent critical elements in our longer-term strategy to grow revenue in future quarters.  These increases were partially offset by continued decreases in other overhead expenses that were achieved across a wide variety of spending categories.

As a result of  lower sales and the increases in investments in product development and advertising, our operating loss increased to $388,457 for the three months ended September 30, 2012, from $121,801 in the prior year period.

Other income and expense for the three months ended September 30, 2012 totaled to a net other expense of $10,197, as compared to net other expense of $908,626 in the prior year period.  The net other expense in the current year period included the impact of $80,389 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts.  For the three months ended September 30, 2011, net other expense included $709,808 in non-cash charges related to our convertible debt that was fully converted into common stock in April 2012.

The net loss for the three months ended September 30, 2012 was $398,654, less than the $1,030,427 loss in the prior year because the reduction in other expense more than offset the impact of the greater operating loss.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2012 and the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	2011
Net revenue
Direct-to-consumer	97.3%	84.7%
Retail	0.5%	13.2%
International	2.2%	2.1%
Total net revenue	100.0%	100.0%

Cost of revenue	47.7%	49.3%
Gross margins	52.3%	50.7%

Operating expenses
Research and development	10.1%	0.4%
Sales and marketing	37.8%	22.2%
General and administrative	38.4%	36.2%
Total operating expenses	86.3%	58.8%
Loss from operations	(34.0)%	(8.1)%

Revenue
For the three months ended September 30, 2012, revenue totaled $1,144,260, a year-over-year decrease of 23.6% or $353,259, from the three months ended September 30, 2011.

	Three Months Ended September 30,
Net Revenue	2012	2011
Direct-to-consumer	$1,113,056	$1,268,479
Retail	6,419	197,658
International	24,785	31,382
Total	$1,144,260	$1,497,519

Direct-to-consumer sales for the three months ended September 30, 2012 totaled $1,113,056, down $155,423 or 12.3%, from the prior year period.  The year-over-year decline reflects a comparison to an anomalous time period in the prior year during which direct-to-consumer revenue experienced a temporary spike due to several factors, principally the  pent-up demand following the early August 2011 termination of a planned joint venture to enter the network marketing sales channel.  During the period leading up to the joint venture termination, our direct-to-consumer sales were constrained because of our efforts to test the network marketing channel.  This test included reductions in our direct-to-consumer advertising and promotional activity, and significant price increases on our products to ensure parity with the prices being offered to customers in the network marketing channel.  Subsequent to the termination of the joint venture, we reduced our average selling prices and resumed direct-to-consumer advertising and promotions, which resulted in the release of pent-up demand and an immediate short term increase in direct-to-consumer sales activity.  During the current year quarter, there were no such effects, and, as a result, year-over-year direct-to-consumer revenue declined.  As evidence of the prior year temporary spike in revenue, during the three months ended September 30, 2012, direct-to-consumer sales per dollar of advertising expense averaged $9.26 as compared to $27.23 in the prior year period, $8.68 during the same period in 2010, and $9.78 for the full fiscal year ended March 31, 2012.

Sales to retailer customers for the three months ended September 30, 2012 totaled $6,419, down $191,239, or 96.8%, from the same period a year earlier, principally reflecting our effective exit of the large “brick and mortar” retail sales channel because of the low margins and high capital requirements associated with this channel.

International sales for the three months ended September 30, 2012 totaled $24,785, down $6,597 or 21.0% from the same period in the prior fiscal year.  At this time we are not actively attempting to develop our international markets and therefore sales in both periods principally reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens, and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2012 and September 30, 2011 is as follows:

	Three Months Ended September 30,
	2012	2011
Product Revenue
AeroGardens	$411,302	$475,184
Seed kits and accessories	732,958	1,022,335
Total	$1,144,260	$1,497,519
% of Total Revenue
AeroGardens	35.9%	31.7%
Seed kits and accessories	64.1%	68.3%
Total	100.0%	100.0%

AeroGarden sales decreased $63,882, or 13.4%, from the prior year period reflecting the overall impact of the comparison to the 2011 direct-to-consumer sales spike and the effective exit from the large retail sales channel.  Sales of seed kits and accessories, which represent a recurring revenue stream generated by the 1,075,438 AeroGardens we have sold to-date, decreased $289,377, or 28.3%.  The seed kit and accessory sales spike was disproportionately higher in 2011 relative to AeroGardens because the price reductions on these products following the termination of the network marketing test were greater.  For the three months ended September 30, 2012, sales of seed kits and accessories represented 64.1% of total revenue, as compared to 68.3% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2012 totaled $545,868, a decrease of $191,800, or 26.0%, from the three months ended September 30, 2011.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  The dollar amount of cost of revenue decreased because of the decline in product sales volume, as well as because of cost reductions in our seed kit assembly, fulfillment, and distribution operations.  As a percent of total revenue, cost of revenue represented 47.7% of revenue as compared to 49.3% for the quarter ended September 30, 2011.  The decrease in costs as a percent of revenue reflected the efficiencies achieved in our assembly, fulfillment, and distribution operations and a greater mix of higher-margin direct-to-consumer revenue.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the quarter ended September 30, 2012 was 52.3% as compared to 50.7% for the quarter ended September 30, 2011.

Sales and Marketing
Sales and marketing costs for the three months ended September 30, 2012 totaled $432,061, as compared to $332,941 for the three months ended September 30, 2011, an increase of 29.8%, or $99,120.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended September 30,
	2012	2011
Advertising	$120,260	$46,582
Personnel	249,097	227,720
Sales commissions	2,372	6,689
Trade shows	1,745	-
Other	58,587	51,950
	$432,061	$332,941

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogues, mailing and web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $120,260 for the quarter ended September 30, 2012, a year-over-year increase of 158.2%, or $73,768, primarily because we mailed more catalogues during the current year period, and because of the comparison to the prior year in which liquidity issues severely constrained our ability to invest in advertising spending.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2012, personnel costs for sales and marketing were $249,097, up $21,377 or 9.4% from the three months ended September 30, 2011.  The increase reflected the combined effects of a mandatory employee furlough program that was instituted in the prior year, and an accrual for potential performance-based fiscal year-end incentive compensation payments in the current year.

Other marketing expenses increased year-over-year principally because of a public relations program that was initiated during the current year quarter.

General and Administrative
General and administrative costs for the three months ended September 30, 2012 totaled $439,674, as compared to $542,241 for the three months ended September 30, 2011, a decrease of 18.9%, or $102,567.  The decrease reflected a $42,218 decrease in depreciation and amortization expense, a $25,970 decrease in rent resulting from the re-negotiation of our headquarters lease, and decreases in a variety of spending categories, which were partially offset by increases in legal fees and corporate governance costs.

Research and Development
Research and development costs for the quarter ended September 30, 2012 totaled $115,114, an increase of $108,644 from the quarter ended September 30, 2011.  The increase principally reflected expenses related to design and consulting service expenses we incurred to support new product development activities.

Operating Loss and EBITDA
Our operating loss for the three months ended September 30, 2012 was $388,457, an increase of $266,656 from the operating loss of $121,801 for the three months ended September 30, 2011.  The increased loss reflected the impact of lower sales and significantly higher spending on marketing and new product development costs, partially offset by the impact of the higher gross margin and lower operating expenses.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA loss for the quarter ended September 30, 2012 totaled $292,152, which was $313,822 lower than the $21,670 EBITDA profit recognized during the prior year quarter.

	Three Months Ended September 30,
	2012	2011
Operating loss	$(388,457)	$(121,801)
Add back non-cash items:
Depreciation	31,236	71,699
Amortization	3,662	5,417
Stock based compensation	61,407	66,355
Total non-cash items	96,305	143,471
EBITDA	$(292,152)	$21,670

The U.S. GAAP measure most directly comparable to EBITDA is net earnings. The non-U.S. GAAP financial measure of EBITDA should not be considered as an alternative to net earnings. EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of EBITDA may not be comparable to similarly titled measures of other companies.

Other Income and Expense
Other income and expense for the three months ended September 30, 2012 totaled to a net other expense of $10,197, as compared to net other expense of $908,626 in the prior year period.  The net other expense in the current year period included the impact of $80,389 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts.  For the three months ended September 30, 2011, net other expense included $709,808 in non-recurring non-cash charges related to our convertible debt that was fully converted into common stock in April 2012.

Net Loss
For the three months ended September 30, 2012, we incurred a  net loss of $398,654 as compared to a net loss of $1,030,427 for the three months ended September 30, 2011.  The decrease in the net loss was a result of the reduction in other income and expense, partially offset by the increased operating loss.

Six Months Ended September 30, 2012 and September 30, 2011

Summary Overview
For the six months ended September 30, 2012, total revenue of $2,560,793 was down 14.0%, or $416,629, relative to the same period in the prior year.  An 85.6%, or $298,480, decline in sales to retailers resulting from our strategic decision to de-emphasize the large retail chain channel because of the low margins and high capital requirements of servicing this channel accounted for approximately 72% of the total sales decline.  Sales in our direct-to-consumer channels were also down, by 4.5%, or $116,157, as an increase in sales in the first fiscal quarter ended June 30, 2012, was more than offset by declines in the quarter ended September 30, 2012.  The sales decline in the most recent quarter was primarily attributable to a significant, but temporary spike following the termination of a test of the network marketing channel in the prior year period.  This test included a virtual cessation of direct-to-consumer promotional activity and increases in selling prices for most of our products for a three-month period.  Upon the termination of the test in early August 2011, we resumed direct-to-consumer marketing and reduced our selling prices, and experienced an immediate increase in direct-to-consumer sales activity, which we attributed to pent-up demand that had built up during the three-month test period.  The impact of the spike in prior year sales activity is evidenced by the trend in marketing efficiency, which we measure using the metric of dollars of direct-to-consumer revenue per dollar of advertising expense.  For the six months ended September 30, 2012, our marketing efficiency was $8.41, down from $13.83 for the same period in 2011.  However, for comparison, our marketing efficiency in the same period in 2010 was $7.47, and for our full fiscal year ended March 31, 2012 was $9.83. As a result, we believe that the results in the quarter ended September 30, 2011 were a non-recurring aberration that resulted from the release of pent-up demand and temporary spike in sales.

On a product line basis, we saw a year-over-year increase in the mix of AeroGardens as a percent of total revenue.  For the six months ended September 30, 2012, AeroGarden sales represented 36.3% of total revenue, as compared to 34.4% in the prior year period.  Seed kit and accessory sales dropped as a percent of the total to 63.7% from 65.6% in the prior year period.  Both categories of products experienced year-over-year sales declines, reflecting the overall decline in sales discussed above.

Our gross margin for the six months ended September 30, 2012 was 51.6%, up from 46.6% in the prior year period, as we continued to benefit from efficiency gains in our assembly, fulfillment, and distribution operations, and a shift in sales mix towards the higher margin direct-to-consumer channels.

In aggregate, our total operating expenses increased 1.1%, or $23,368, as reductions in overhead spending were more than offset by greater investment in new product development and advertising, which were up $183,180 and $105,524, respectively on a year-over-year basis.

The effects of lower sales and increases in product development and advertising spending were to a large extent offset by the impact of the gross margin improvement and the overhead expense reductions. As a  result, our operating loss increased by only $43,961 to $787,073 for the six months ended September 30, 2012, from $743,112 in the prior year period.

Other income and expense for the six months ended September 30, 2012 totaled to a net other expense of $6,779,389, as compared to net other expense of $1,830,290 in the prior year period.  The net other expense in the current year period included the impact of $6,648,267 in debt conversion costs and $80,389 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts.  The net loss for the six months ended September 30, 2012 was $7,566,462, greater than the $2,573,402 loss in the prior year principally because the increase in net other expense related to non-recurring, non-cash charges resulting from the conversion of our convertible debt into common equity in April 2012.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2012 and the three months ended September 30, 2011:

	Six Months Ended September 30,
	2012	2011
Net revenue
Direct-to-consumer	95.5%	86.0%
Retail	2.0%	11.7%
International	2.5%	2.3%
Total net revenue	100.0%	100.0%

Cost of revenue	48.4%	53.4%
Gross margins	51.6%	46.6%

Operating expenses
Research and development	8.1%	1.0%
Sales and marketing	34.5%	28.4%
General and administrative	39.7%	42.2%
Total operating expenses	82.3%	71.6%
Loss from operations	(30.7)%	(25.0)%

Revenue
For the six months ended September 30, 2012, revenue totaled $2,560,793, a year-over-year decrease of 14.0% or $416,629, from the six months ended September 30, 2011.

	Six Months Ended September 30,
Net Revenue	2012	2011
Direct-to-consumer	$2,445,211	$2,561,368
Retail	50,202	348,682
International	65,380	67,372
Total	$2,560,793	$2,977,422

Direct-to-consumer sales for the six months ended September 30, 2012 totaled $2,445,211, down $116,157 or 4.5%, from the prior year period.  The decrease principally reflects the offsetting effects of a year-over-year increase in direct-to-consumer sales in the first fiscal quarter ended June 30, 2012, and a comparison to an anomalous time period in the quarter ended September 30, 2011, during which direct-to-consumer revenue experienced a temporary spike due to several factors, principally the pent-up demand arising after the early August  2011 termination of a planned joint venture to enter the network marketing sales channel.  During the period leading up to the joint venture termination in 2011, our direct-to-consumer sales were constrained because of our efforts to test the network marketing channel.  This test included reductions in our direct-to-consumer advertising and promotional activity, and significant price increases on our products to ensure parity with the prices being offered to customers in the network marketing channel.  Subsequent to the termination of the joint venture, we reduced our average selling prices and resumed direct-to-consumer advertising and promotions, which resulted in an immediate short term increase in direct-to-consumer sales activity which we attributed to pent-up demand.  During the six months ended September 30, 2012, direct-to-consumer sales per dollar of advertising expense totaled $8.41 as compared to $13.83 in the prior year period.  The decrease in dollars of revenue per dollar of advertising expense primarily reflected the impacts of the temporary spike in revenue during the three months ended September 30, 2011, the increased utilization of catalog mailings and other marketing methods to prospect for customers in the current year period, lower average selling prices for our products year-over-year, and a comparison to the prior year in which advertising spending was severely constrained by liquidity issues.

Sales to retailer customers for the six months ended September 30, 2012 totaled $50,202, down $298,480, or 85.6%, from the same period a year earlier, principally reflecting our effective exit of the large retail sales channel because of the low margins and high capital requirements associated with this channel, and because of a comparison to the prior year that included in retail revenue the impact of a test of distribution into the network marketing channel.

International sales for the six months ended September 30, 2012 totaled $65,380, down $1,992 from the same period in the prior fiscal year.  At this time we are not actively attempting to develop our international markets and therefore sales in both periods principally reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens, and seed kits and accessories.  A summary of the sales of these two product categories for the six months ended September 30, 2012 and September 30, 2011 is as follows:

	Six Months Ended September 30,
	2012	2011
Product Revenue
AeroGardens	$930,491	$1,022,748
Seed kits and accessories	1,630,302	1,954,674
Total	$2,560,793	$2,977,422
% of Total Revenue
AeroGardens	36.3%	34.4%
Seed kits and accessories	63.7%	65.6%
Total	100.0%	100.0%

AeroGarden sales decreased $92,257, or 9.0%, from the prior year  period, principally reflecting the decrease in retail sales and the comparison to the spike in direct-to-consumer sales experienced in the quarter ended September 30, 2011.  Sales of seed kits and accessories decreased $324,372, or 16.6%, also reflecting the pent-up demand and price reductions in the prior year period after we terminated the network marketing test.  For the six months ended September 30, 2012, sales of seed kits and accessories represented 63.7% of total revenue, as compared to 65.6% in the prior year period.

Cost of Revenue
Cost of revenue for the six months ended September 30, 2012 totaled $1,239,200, a decrease of $349,300, or 22.0%, from the six months ended September 30, 2011.  The dollar amount of cost of revenue decreased because of the decline in sales volume, as well as  cost reductions in our seed kit assembly, fulfillment, and distribution operations.  As a percent of total revenue, cost of revenue represented 48.4% of revenue as compared to 53.4% for the six months ended September 30, 2011.  The decrease in costs as a percent of revenue reflected the efficiencies achieved in our assembly, fulfillment, and distribution operations and a greater mix of higher-margin direct-to-consumer revenue.

Gross Margin
The gross margin for the six months ended September 30, 2012 was 51.6% as compared to 46.6% for the six months ended September 30, 2011.

Sales and Marketing
Sales and marketing costs for the six months ended September 30, 2012 totaled $883,238, as compared to $846,941 for the six months ended September 30, 2011, an increase of 4.3%, or $36,297.

	Six Months Ended September 30,
	2012	2011
Advertising	$290,717	$185,193
Personnel	477,508	502,705
Sales commissions	7,651	12,907
Trade shows	1,745	-
Other	105,617	146,136
	$883,238	$846,941

Advertising expense totaled $290,717 for the six months ended September 30, 2012, a year-over-year increase of 57.0%, or $105,524, primarily because we mailed more catalogues during the current year period, and because liquidity issues severely constrained our ability to invest in advertising spending during the prior year period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the six months ended September 30, 2012, personnel costs for sales and marketing were $477,508, down from $502,705 for the six months ended September 30, 2011, a decrease of 5.0%.  The decrease principally reflected a lower level of full-time staffing equivalents in the current year period and  a mandatory furlough program was in place for several months during the prior year.

Other marketing expenses decreased year-over-year because of reductions in a variety of spending categories.

General and Administrative
General and administrative costs for the six months ended September 30, 2012 totaled $1,017,290, as compared to $1,256,560 for the six months ended September 30, 2011, a decrease of 19.0%, or $239,270.  The decrease reflected a $102,165 decrease in depreciation and amortization expense, a $44,456 decrease in legal fees, a $47,010 decrease in general corporate expenses, and decreases in a variety of spending categories, which were partially offset by a $35,523 increase in corporate governance costs.

Research and Development
Research and development costs for the six months ended September 30, 2012 totaled $208,138, an increase of 629.5%, or $179,605, from the six months ended September 30, 2011.  The increase principally reflected expenses related to design and consulting service expenses we incurred to support new product development activities.

Operating Loss and EBITDA
Our operating loss for the six months ended September 30, 2012 was $787,073, an increase of $43,961 from the operating loss of $743,112 for the six months ended September 30, 2011.  The higher loss principally reflected the increased spending on marketing and product development costs combined with the impact of lower sales, which were offset to a large extent by the higher gross margins achieved through operating efficiencies.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA loss for the six months ended September 30, 2012 totaled $591,805, which was $155,163 higher than the $436,642 EBITDA loss recognized during the prior year period.

	Six Months Ended September 30,
	2012	2011
Operating loss	$(787,073)	$(743,112)
Add back non-cash items:
Depreciation	62,973	162,939
Amortization	7,504	9,703
Stock based compensation	124,791	133,828
Total non-cash items	195,268	306,470
EBITDA	$(591,805)	$(436,642)

The U.S GAAP measure most directly comparable to EBITDA is net earnings. The non-U.S. GAAP financial measure of EBITDA should not be considered as an alternative to net earnings. EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of EBITDA may not be comparable to similarly titled measures of other companies.

Other Income and Expense
Other income and expense for the six months ended September 30, 2012 totaled to a net other expense of $6,779,389, as compared to net other expense of $1,830,290 in the prior year period.  The net other expense in the current year period included the impact of $6,648,267 in non-recurring, non-cash debt conversion costs $80,389 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts.

Net Loss
The net loss for the six months ended September 30, 2012 was $7,566,462, which was greater than the $2,573,402 loss in the prior year principally because the increase in net other expense related to non-recurring, non-cash charges resulting from the conversion of our convertible debt into common equity in April 2012.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $1,181,976 for the six months ended September 30, 2012, as compared to cash provided of $260,567 in the prior year period.  The increase in cash utilization in the current year period primarily reflected the higher operating loss combined with incremental investments in inventory and progress payments for the fabrication of tooling for new products scheduled to be released in advance of our peak selling season (November through February), and a reduction in accounts payable balances.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, expense related to the issuance of common stock and options amortization of debt issuance costs, amortization of the beneficial conversion feature related to convertible debentures, and interest expense from warrants issued with convertible debentures, totaled to a net gain of $6,901,000 for the six months ended September 30, 2012, as compared to a net gain of $1,742,080 in the prior year period.  The increase principally reflected non-cash charges arising from the conversion of convertible debt into common equity in April 2012.

Changes in current assets used net cash of $356,849 during the six months ended September 30, 2012, principally from increases in inventory and in prepaid assets, most notably the tooling progress payments noted above.  These cash usages were partially offset by a decline in net accounts receivable that principally reflected the impact of our effective exit of the large chain retail channel.

As of September 30, 2012, the total inventory balance was $1,991,986, representing approximately 191 days of sales activity, and 336 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended September 30, 2012, respectively.  The days in inventory calculation based on the three months of sales activity can be greatly impacted by the seasonality of our sales, which are at a low seasonal level during our fiscal second quarter ending September 30.  The inventory balance is net of reserves and  is expected to be used or consumed in the ordinary course of business.

Current operating liabilities decreased $150,665 during the six months ended September 30, 2012, principally because of a decrease in accounts payable.  Accounts payable as of September 30, 2012 totaled $384,562, representing approximately 17 days of daily expense activity, and 23 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended September 30, 2012, respectively.

Net investment activity used $27,284 of cash in the current year period, principally because of investments in equipment and in the development of our patent portfolio.

Net financing activity provided net cash of $1,628,932 during the six months ended September 30, 2012, principally reflecting $2,466,620 in proceeds from the exercise of warrants and from the issuance of short term working capital notes, partially offset by $791,559 in debt repayments.

As of September 30, 2012, we had a cash balance of $966,581, of which $45,332 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $544,333 as of March 31, 2012, of which $42,756 was restricted.

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s pre-reverse common stock were converted automatically into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been retroactively adjusted to reflect the impact of the reverse stock split.  For additional information on the reverse stock split, please refer to Note 8. Subsequent Events in Part I Item 1. Financial Statements.

As of September 30, 2012 and March 31, 2012, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	September 30,	March 31,
	2012	2012
Main Power Promissory Note	$1,854,897	$1,999,297
First Western Trust Term Loan	452,874	578,445
Subordinated Secured Convertible Notes	-	5,032,188
Notes Payable –Credit Card Receipts-Backed Notes	1,294,176	941,815
Pawnee Promissory Note	76,662	74,422
Total Debt	3,678,609	8,626,167
Less Notes Payable and Current Portion – Long Term Debt	1,975,648	2,030,869
Long Term Debt	$1,702,961	$6,595,298

We use, or have used, a variety of debt funding sources to meet our liquidity requirements, including the following:

Main Power Promissory Note

On June 30, 2009, we entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release AeroGrow from $1,386,041 of existing obligations owed to Main Power in return for the execution of the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which we purchase AeroGarden products from Main Power.  The original Promissory Note had a final maturity of June 30, 2011, carried an interest rate of 8% per annum and called for principal payments of $150,000 monthly beginning January 31, 2011, with a final payment of all principal and accrued but unpaid interest due on June 30, 2011.

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

During the quarter ended June 30, 2011, we fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently, the parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $3,000 during the fourth fiscal quarter of Fiscal 2012, $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  As of September 30, 2012, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $1,854,897and we were current and in compliance with all terms and conditions.

First Western Trust Term Loan

On May 21, 2010, AeroGrow, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on AeroGrow incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of September 30, 2012, $452,874 was outstanding under the FWTB Term Loan, including accrued interest and we were current and in compliance with all terms and conditions.

Subordinated Secured Convertible Notes

Between May and September 2010, we completed a private offering of $7,020,000 in Subordinated Secured Convertible Notes (the “Subordinated Secured Convertible Notes”) and warrants to purchase 70,200 shares of our common stock (the “Warrants”).  We used the proceeds from the private offering to invest in advertising and marketing programs to support our direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.  The issuance was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Subordinated Secured Convertible Notes were offered and sold only to investors who were “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.

The Subordinated Secured Convertible Notes carried an interest rate of 8% per year, payable quarterly in cash, additional Subordinated Secured Convertible Notes, or in registered common stock of AeroGrow, at our option, and had a maturity of May 6, 2013.  When issued, the Subordinated Secured Convertible Notes could be converted into shares of our common stock at any time, initially at a conversion price of $10.00 per share (the “Conversion Price”).  The Subordinated Secured Convertible Notes were secured by a subordinated lien on all of our assets.

Each Warrant entitles the holder to purchase one share of our common stock at a price of $20.00 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all our assets) and piggyback registration rights.  The Warrants expire May 6, 2015.

In accordance with applicable accounting guidance, we recorded a $6,980,400 debt discount on the Subordinated Secured Convertible Notes because the combined value of the Warrants and the beneficial conversion feature (which was based on the excess of the market price of our shares on the date of issuance over the Conversion Price of the Subordinated Secured Convertible Notes) exceeded the amount of Subordinated Secured Convertible Notes issued.  The amortization of the $6,980,400 debt discount has been reported as additional interest expense and increases in long-term debt since the Subordinated Secured Convertible Notes were issued.

Amortization of the debt discount on the Subordinated Secured Convertible Notes amounted to $2,397,296 and $1,093,460 for the six months ended September 30, 2012 and September 30, 2011, respectively, including the accelerated amortization caused by the conversion of all of the Subordinated Secured Convertible Notes and accrued interest into common stock on April 11, 2012, as discussed below.  As of September 30, 2012, there was no unamortized discount on the Subordinated Secured Convertible Notes remaining.

We paid $534,263 in placement agent fees and related expenses in connection with the issuance of the Subordinated Secured Convertible Notes.  This amount was recognized as deferred debt issuance costs on our balance sheet.  These costs were amortized to expense over the life of the Subordinated Secured Convertible Notes.  In addition, we granted warrants to purchase our common stock to the placement agent for the Subordinated Secured Convertible Notes (the “Placement Agent Warrants”).  We granted 70,200 Placement Agent Warrants with an exercise price of $10.00 per common share and 70,200 Placement Agent Warrants with an exercise price of $20.00 per common share.  The Placement Agent Warrants had a five-year term expiring May 6, 2015 and contained a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $1,518,600 in deferred debt issuance cost on our balance sheet, which was being amortized to expense over the life of the Subordinated Convertible Notes.  For the six months ended September 30, 2012 and September 30, 2011, the amortized deferred debt issuance costs relating to the Subordinated Convertible Notes totaled $789,335 and $338,685, respectively, including the accelerated amortization caused by the conversion of all of the Subordinated Secured Convertible Notes and accrued interest into common stock on April 11, 2012, as discussed below.

As of October 31, 2010 and January 31, 2011, we issued a total of $369,385 new Subordinated Secured Convertible Notes to pay accrued interest (the “Interest Notes”).  The Interest Notes had the same terms and conditions as the Subordinated Secured Convertible Notes.

Effective on April 29, 2011, a majority in interest of the holders of the Subordinated Secured Convertible Notes agreed to modify the terms of the Subordinated Secured Convertible Notes to (i) waive our obligations to make quarterly interest payments and (ii) provide that interest be paid in cash only.  These modifications were effective from April 29, 2011 through January 31, 2012.

On April 11, 2012, Subordinated Secured Convertible Notes totaling $7,444,380, inclusive of accrued interest of $647,985, were converted into 2,977,815 shares of our common stock, reflecting a conversion price of $2.50 per share of common stock.  Subsequent to the conversions, there were no remaining Notes or accrued interest outstanding.  The Note holders agreed to convert the Notes into common stock in exchange for our agreement to reduce the conversion price from $10.00 per share of common stock to $2.50 per share of common stock.  As a result of the conversion of the Subordinated Secured Convertible Notes into common equity, we recognized a total of $6,648,267 in non-cash expense comprising $3,461,637 of debt conversion costs on the exchange and $3,186,630 on the accelerated recognition of the debt discount and deferred debt issuance costs during the quarter ended June 30, 2012 and the six months ended September 30, 2012.

As of September 30, 2012, there were no Subordinated Secured Convertible Notes or accrued interest outstanding.

Notes Payable – 2010 Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, we closed on the private sale of $1.5 million in 15% secured convertible promissory notes, including $450,000 in 15% related party secured convertible promissory notes, backed by a portion of our prospective credit card receipts, (the “2010 Credit Card Notes”) and 50,000 warrants to purchase our common stock (the “Credit Card Warrants”) (collectively, the “2010 Credit Card Offering”). Consideration for the 2010 Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to AeroGrow after deducting a 2% sales commission (1% on company-referred investors) paid to GVC Capital LLC, our placement agent, totaled $1,474,500.  In addition, we paid a 3% deferred sales commission (2% on company-referred investors) to the placement agent concurrently with the repayment of principal of the 2010 Credit Card Notes.

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

The 2010 Credit Card Notes carried interest at 15% per annum, had an initial maturity of July 28, 2011, and could be converted at any time into common shares of AeroGrow at a conversion price of $18.00 per share.   Twenty percent of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2010 Credit Card Offering.

Each Credit Card Warrant entitles the holder to purchase one share of our common stock at a price of $20.00 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all our assets) and piggyback registration rights.  The Warrants expire October 28, 2015.

Our obligation to repay certain of the 2010 Credit Card Notes was severally guaranteed by Jack J. Walker, our Chairman (up to $500,000), J. Michael Wolfe, Chief Executive Officer (up to $200,000) and H. MacGregor Clarke, Chief Financial Officer (up to $100,000).

In accordance with applicable accounting guidance, we recorded a $90,000 debt discount on the 2010 Credit Card Offering.  The amortization of the $90,000 debt discount was reported as additional interest expense and increases in notes payable over the estimated payoff period of the 2010 Credit Card Notes.

We incurred $80,659 in paid and deferred placement agent fees and related expenses in connection with the issuance of the 2010 Credit Card Notes.  This amount was recognized as deferred debt issuance costs on our balance sheet.  These costs were amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.  In addition, for nominal consideration, we sold a total of 13,334 warrants to purchase our common stock to the placement agent (the “Placement Agent Warrants”).  Placement Agent Warrants of 8,334 were issued and had an exercise price of $18.00 per share of common stock.  Of the Placement Agent Warrants, 5,000 have an exercise price of $20.00 per share of common stock.  The Placement Agent Warrants had a five-year term and contained a cashless exercise provision.  The value of the Placement Agent Warrants was recognized as $30,000 in deferred debt issuance cost on our balance sheet, which was amortized to interest expense over the estimated payoff period of the 2010 Credit Card Notes.

For the six months ended September 30, 2012 and September 30, 2011, the total amortized deferred debt issuance costs relating to the 2010 Credit Card Offering were zero and $23,401, respectively.

Effective as of July 28, 2011, a majority in interest of the holders of the 2010 Credit Card Notes agreed to extend the maturity of the 2010 Credit Card Notes to October 31, 2011.  As of October 3, 2011, the 2010 Credit Card Notes were repaid in full.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, we closed on the private sale of $1,633,776 in 17% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2011 Credit Card Notes”) and a 1% share of our prospective monthly sales into the network marketing channel for a period of three years following our first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $1,477,300 in cash and the conversion of $156,476 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of AeroGrow.  After deducting $46,565 of placement agent sales commissions (5% on third-party investors, 3% on company-referred investors and 0% on investments by our officers and directors) and expenses, net cash proceeds to AeroGrow totaled $1,430,735.  In addition, we are obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.

We used the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering.  The issuance of the 2011 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2011 Credit Card Offering was offered and sold only to investors who are, or we reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2011 Credit Card Offering has not been registered under the Securities Act, the securities sold in the 2011 Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

The 2011 Credit Card Notes bear interest at 17% per annum and had a final maturity of October 1, 2012.  20% of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

The obligation of AeroGrow to repay the Credit Card Notes was severally guaranteed by Jack J. Walker, our Chairman (up to $510,555), J. Michael Wolfe, our Chief Executive Officer (up to $204,222) and H. MacGregor Clarke, our Chief Financial Officer (up to $102,111).

During May 2012, $340,948 in 2011 Credit Card Notes (including accrued interest) were effectively repaid when note holders elected to offset the $340,948 balance due against payment of the exercise price on outstanding stock warrants.

As of September 13, 2012, the remaining balance and accrued interest on the 2011 Credit Card Notes were repaid in full.

Notes Payable – 2012 Credit Card Receipts-Backed Notes

On September 14, 2012, we closed on the private sale of $1,285,722 in Series 2012CC 15% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2012 Credit Card Notes”) and 128,573 shares of common stock (collectively, the “2012 Credit Card Offering”).  Consideration for the 2012 Credit Card Offering comprised $1,285,722 in cash.  After deducting $46,128 of placement agent sales commissions (5% on third-party investors, 3% on company-referred investors and 0% on investments by our officers and directors) and expenses, net cash proceeds to AeroGrow totaled $1,239,594.   In addition, we will issue 112,858 shares of common stock to the placement agent as additional sales compensation, representing one share of common stock for every 10 shares issued to investors in the 2012 Credit Card Offering.

We intend to use the proceeds from the 2012 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, purchase inventory, provide other general working capital, repay $198,406 of the 2011 Credit Card Notes (including accrued interest) and pay commissions and expenses related to the private offering.  The issuance of the 2012 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act of 1933 (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2012 Credit Card Offering was offered and sold only to investors who are, or we reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2012 Credit Card Offering has not been registered under the Securities Act, the securities sold in the 2012 Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

Our directors and officers invested $245,000 in the 2012 Credit Card Offering and were issued 2012 Credit Card Notes with a face amount of $245,000 and 24,500 shares of common stock.  Investors having a beneficial ownership in AeroGrow of more than 5% who are not also directors or officers invested $350,000 in the 2012 Credit Card Offering and were issued 2012 Credit Card Notes with a face amount of $350,000 and 35,000 shares of common stock.  The investments by the directors, officers, and investors having a beneficial ownership in AeroGrow of more than 5% were on the same terms and conditions as all other investors in the 2012 Credit Card Offering.

The 2012 Credit Card Notes bear interest at 15% per annum and have a final maturity of November 1, 2013.  20% of our daily credit card receipts will be held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2012 Credit Card Offering.

As of September 30, 2012, $1,294,176 was outstanding under the 2012 Credit Card Notes, including accrued interest and we were current and in compliance with all terms and conditions.

Pawnee Lease Promissory Note

On November 30, 2011, we executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which we will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at our option, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of September 30, 2012, the outstanding balance of the Lease Promissory Note, including accrued interest, was $76,662 and we were current and in compliance with all terms and conditions.

Cash Requirements

We generally require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay debt obligations as they come due.

At this time, we believe our existing cash, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next twelve months.  We do intend to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to attempt to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event we would reduce the scale of our operations and take actions to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

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

Assessment of Future Liquidity and Future Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $966,581 ($45,332 of which is restricted as collateral for our various corporate obligations) as of September 30, 2012,
•	our cash of $518,177 ($59,861 of which is restricted as collateral for our various corporate obligations) as of November 7, 2012,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of the planned direct-to-consumer sales initiatives.

Based on these assumptions, we believe our existing cash, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next twelve months.  We do intend to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to attempt to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event we would reduce the scale of our operations and take actions to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

Future Results of Operations
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

During Fiscal 2010, Fiscal 2011, and Fiscal 2012 we took a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  During Fiscal 2010 we issued approximately $6.7 million of convertible preferred stock to re-capitalize AeroGrow, restructured the amounts and payment timing of certain of our accounts payable, and reduced the amount of interest-bearing debt outstanding.  Furthermore, during Fiscal 2011 we issued $7,020,000 in Subordinated Secured Convertible Notes and $1.5 million in 2010 Credit Card Notes (as described above).

In Fiscal 2012, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in 2011 Credit Card Notes (as described above), restructured the payment schedule for the Revised Main Power Note, and received approval from our stockholders and affected creditors to convert our Series A Preferred Stock and Subordinated Secured Convertible Notes into common stock.  These conversions closed on April 11, 2012.  In addition, during May 2012, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, and raised $1.6 million in common equity capital.  During September 2012, we closed on the sale of approximately $1.3 million in 2012 Credit Card Notes (as described above).  As a result of these efforts, we believe we can meet our cash requirements for the next twelve months.  We do intend to seek additional capital, however, to provide a cash reserve against contingencies, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2012.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Risks of the Reverse Stock Split

As discussed above in “Note 8. Subsequent Events” to the Consolidated Financial Statements, the 1-for-100 reverse stock split of our common stock (the “Reverse Split”) became effective on October 17, 2012.  As disclosed in our definitive Information Statement on Schedule 14C filed with the SEC on March 16, 2012, there are certain risks associated with a reverse stock split.

There can be no assurance that the total market capitalization of our common stock (the aggregate value of all our common stock at the then market price) after the Reverse Split will be equal to or greater than the total market capitalization before the proposed Reverse Split or that the per share market price of our common stock following the Reverse Split will either equal or exceed the current per share market price.

There can be no assurance that the market price per new share of our common stock after the Reverse Split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the Reverse Split. Accordingly, the total market capitalization of our common stock after the proposed Reverse Split may be lower than the total market capitalization before the proposed Reverse Split and, in the future, the market price of our common stock following the Reverse Split may not exceed or remain higher than the market price prior to the proposed Reverse Split.

After the Reverse Split, the resulting per share stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

While the board believes that a higher stock price may help generate investor interest, there can be no assurance that the Reverse Split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

A decline in the market price of our common stock after the Reverse Split may result in a greater percentage decline than would occur in the absence of a Reverse Split, and the liquidity of our common stock could be adversely affected following such a Reverse Split.

If the market price of our common stock declines after the Reverse Split, the percentage decline may be greater than would occur in the absence of a Reverse Split. The market price of our common stock will, however, also be based on our performance and other factors, which are unrelated to the number of shares outstanding. Furthermore, the reduced number of shares that would be outstanding after the Reverse Split could adversely affect the liquidity of our common stock.

Additional Risk

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should also carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2012, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reverse Stock Split

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s pre-reverse common stock were converted automatically into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been retroactively adjusted to reflect the impact of the reverse stock split.  For additional information on the reverse stock split, please refer to Note 8. Subsequent Events in Part I Item 1. Financial Statements.

2012 Credit Card Offering

Investors in the 2012 Credit Card Offering (as described above in the section entitled “Liquidity and Capital Resources) were issued 128,573 shares of common stock of the Company (the “Offering Shares”).  Each investor was issued 0.10 Offering Shares for every dollar that was invested in the Credit Card Offering.  In addition, the Company will issue 12,858 shares of common stock of the Company to the placement agent (the “Placement Agent Shares”) as sales compensation equal to one share for every 10 shares issued to investors in the Credit Card Offering.  The issuance of the Offering Shares and Placement Agent Shares was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The Offering Shares were offered and sold only to investors who are, or the Company reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the Credit Card Offering has not been registered under the Securities Act, the shares issued pursuant to the Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

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

4.1	Form of 15% Secured Promissory Note dated September 14, 2012 (incorporated by reference to our Current Report on Form 8-K, filed September 18, 2012)
10.1	Escrow and Account Control Agreement with First Western Trust Bank dated as of September 6, 2012 (incorporated by reference to our Current Report on Form 8-K, filed September 18, 2012)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: November 9, 2012	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 9, 2012	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2012	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)