Form 10-Q
period 2012-12-31
AeroGrow International, Inc.
filed 2013-02-11
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of February 8, 2013:  5,904,877

AeroGrow International, Inc.

FORM 10-Q REPORT
December 31, 2012

Item 1. Condensed Financial Statements
 AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2012	March 31, 2012
ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$836,736	$501,577
Restricted cash	41,410	42,756
Accounts receivable, net of allowance for doubtful accounts of $2,158 and $768 at December 31, 2012 and March 31, 2012, respectively	490,374	221,713
Other receivables	144,536	197,076
Inventory	1,724,594	1,784,424
Prepaid expenses and other	158,471	309,340
Total current assets	3,396,121	3,056,886
Property and equipment, net of accumulated depreciation of $2,820,272 and $2,709,075 at December 31, 2012 and March 31, 2012, respectively	313,846	133,768
Other assets
Intangible assets, net of $131,598 and $120,923 of accumulated amortization at December 31, 2012 and March 31, 2012, respectively	198,147	198,490
Deposits	145,401	145,744
Deferred debt issuance costs, net of accumulated amortization of $2,437,646 and $1,449,581 at December 31, 2012 and March 31, 2012, respectively	78,966	844,116
Total other assets	422,514	1,188,350
Total assets	$4,132,481	$4,379,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Notes payable	$730,053	$633,995
Notes payable – related party	171,865	307,821
Current portion – long term debt – related party	--	100,464
Current portion – long term debt	813,146	988,589
Accounts payable	679,862	607,840
Accrued expenses	372,629	252,562
Customer deposits	157,610	8,270
Deferred rent	6,588	6,207
Total current liabilities	2,931,753	2,905,748
Long term debt	1,386,618	5,892,590
Long term debt – related party	--	702,708
Total liabilities	4,318,371	9,501,046
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 and 7,526 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	--	8
Common stock, $.001 par value, 750,000,000 shares authorized, 5,904,877 and 210,319 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	5,905	210
Additional paid-in capital	75,417,032	62,623,317
Accumulated deficit	(75,608,827)	(67,745,577)
Total stockholders' deficit	(185,890)	(5,122,042)
Total liabilities and stockholders' deficit	$4,132,481	$4,379,004

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2012	2011	2012	2011
Net Revenue	$2,972,493	$3,025,945	$5,533,286	$6,003,367
Cost of revenue	1,665,749	1,552,098	2,904,949	3,140,598
Gross profit	1,306,744	1,473,847	2,628,337	2,862,769

Operating expenses
Research and development	93,770	8,185	301,908	36,718
Sales and marketing	882,305	610,761	1,765,543	1,457,702
General and administrative	389,844	477,031	1,407,134	1,733,591
Total operating expenses	$1,365,919	$1,095,977	$3,474,585	$3,228,011

Profit (loss) from operations	(59,175)	377,870	(846,248)	(365,242)

Other (income) expense, net
Interest (income)	(2)	(2)	(6)	(16)
Interest expense	228,316	846,591	441,105	2,476,832
Interest expense – related party	8,366	122,211	24,460	351,790
Debt conversion cost	-	-	6,648,267	-
Other expense (income)	933	(451,709)	(96,824)	(481,225)
Total other expense, net	237,613	517,091	7,017,002	2,347,381

Net loss	$(296,788)	$(139,221)	$(7,863,250)	$(2,712,623)

Net loss per share, basic	$(0.05)	$(0.72)	$(1.35)	$(14.03)

Net loss per share, diluted	$(0.05)	$(0.72)	$(1.35)	$(14.03)

Weighted average number of common shares outstanding, basic and diluted	5,904,877	194,504	5,826,173	193,383

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(7,863,250)	$(2,712,623)
Adjustments to reconcile net (loss) to cash (used) provided by operations:
Issuance of common stock and options under equity compensation plans	166,664	194,673
Issuance of common stock and options not under equity compensation plans	3	--
Depreciation and amortization expense	122,950	218,656
Bad debt expense	2,196	(1,241)
Loss on disposal of fixed assets	--	667
Gain on the forgiveness of accounts payable	--	(398,373)
Debt conversion costs associated with inducement	3,461,637	--
Amortization of debt issuance costs	988,065	520,877
Amortization of convertible debentures, beneficial conversion feature	1,066,804	743,345
Amortization of convertible debentures, beneficial conversion feature – related party	188,924	134,279
Interest expense from warrants issued with convertible debentures	954,687	655,279
Interest expense from warrants issued with convertible debentures – related party	186,881	129,062
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(270,857)	108,600
Decrease in other receivable	52,540	94,967
(Increase) decrease in inventory	(182,281)	380,284
Decrease in other current assets	150,869	17,417
Decrease in deposits	343	18,887
Increase in accounts payable	72,022	79,302
Increase (decrease) in accrued expenses	148,153	(196,741)
Increase in accrued interest	116,233	462,837
Increase in accrued interest-related party	21,627	75,919
Increase (decrease) in customer deposits	149,340	(94,979)
Increase (decrease) in deferred rent	381	(16,839)
Net cash (used) provided by operating activities	$(466,069)	$414,255
Cash flows from investing activities:
Decrease in restricted cash	1,346	114,943
Purchases of equipment	(292,353)	(9,985)
Patent expenses	(10,332)	(21,073)
Net cash (used) provided by investing activities	$(301,339)	$83,885
Cash flows from financing activities:
(Increase) in prepaid debt issuance costs	(46,129)	(67,676)
Proceeds from short term borrowings	--	95,000
Proceeds from notes payable, net	1,040,722	1,053,780
Proceeds from notes payable – related party, net	245,000	423,520
Repayments of notes payable	(795,749)	(630,546)
Repayments of notes payable – related party	(270,961)	(140,498)
Repayments of long term debt borrowings	(251,214)	(216,747)
Repayments of long term debt borrowings – related party	--	(211,301)
Proceeds from the exercise and issuance of warrants	1,180,898	--
Net cash provided by financing activities	$1,102,567	$305,532
Net increase in cash	335,159	803,672
Cash, beginning of period	$501,577	355,781
Cash, end of period	$836,736	$1,159,453

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Nine Months Ended December 31,
Cash paid during the year for:	2012	2011
Interest	$119,212	$92,913
Income taxes	$--	$--

Supplemental disclosure of non-cash investing and financing activities:
Decrease of debt associated with inventory consumption	$242,111	$--
Issuance of common stock in accordance with credit card note	$176,786	$--
Conversion of accrued expenses to common stock	$28,086	$--
Conversion of note payable to common stock	$211,690	$--
Conversion of note payable-related party to common stock	$129,258	$--
Conversion of convertible note to common stock	$5,717,882	$--
Conversion of convertible note accrued interest to common stock	$545,157	$--
Conversion of convertible note-related party to common stock	$1,078,513	$--
Conversion of convertible note-related party accrued interest to common stock	$102,828	$--
Conversion of accounts payable to long term debt	$--	$116,394
Conversion of accrued expenses to debt	$--	$61,477
Conversion of accrued interest-related party to related party convertible debt	$--	$9,198
Conversion of accrued interest to convertible debt	$--	$11,312

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

During the fiscal years ended March 31, 2010 (“Fiscal 2010”), March 31, 2011 (“Fiscal 2011”), and March 31, 2012 (“Fiscal 2012”) we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer spending.  We also determined that broad distribution through large “brick and mortar” retailers was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.

As a consequence, beginning in late Fiscal 2010 and continuing through Fiscal 2012, we focused our efforts on building our direct-to-consumer business, which carries higher margin opportunity.  To position our business for the future, we increased the depth and breadth of our direct-to-consumer sales distribution channels to include a direct mail catalogue business with approximately 900,000 catalogues mailed in Fiscal 2012, significantly increased our web-selling presence and developed a robust e-mail marketing program.  In addition, we have tested print ads in national magazines, mall kiosks, and long-form and short-form infomercials, and may increase our use of these marketing vehicles in the future.  Sales derived from direct customers increased to 89.8% in Fiscal 2012, and were 86.2% in the first nine months of the fiscal year ending March 31, 2013 (“Fiscal 2013”).  In Fiscal 2013, we also began the process of re-launching AeroGarden-branded products in certain select retailer customers with whom we believed we could increase the sell-through of our products to consumers while simultaneously earning a reasonable rate of return on our capital.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2012, the results of operations for the three and nine months ended December 31, 2012 and 2011, and the cash flows for the nine months ended December 31, 2012 and 2011. The results of operations for the three and nine months ended December 31, 2012 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2012 is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the nine months ended December 31, 2012 of $7,863,250 that included $6,648,267 in non-recurring, non-cash accounting charges related to the conversion of the Company’s convertible debt into common equity during the nine months ended December 31, 2012.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s “pre-reverse split” common stock were automatically converted into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been adjusted to reflect the reverse stock split.

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

While these efforts significantly improved our capital and liquidity situations, we believe we must raise additional capital to meet our projected cash requirements for the forthcoming twelve-month period, provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and attempt to increase the scale of our business.  If we are unable to raise this additional capital, we believe our existing resources will be sufficient to support our operations for a period of approximately four to seven months.  There can be no assurance we will be able to raise this additional capital, that we will achieve our anticipated operating results, that we will be able to increase the scale of our business, or that the resources available to us will be sufficient to meet our cash requirements.  In such an event, we would reduce the scale of our operations and take actions to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

Prospectively, the Company’s ability to continue as a going concern is dependent upon the Company being able to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional capital as may be required, and ultimately to attain profitable operations.  The Company’s liquidity projections are predicated on a variety of assumptions including, but not limited to, the timing and seasonality of working capital needs, revenue and expenses, cash flow from operations, access to sufficient funding, the levels of customer and consumer demand, cost reduction programs, and the state of the general economic environment in which the Company operates.  In the event these assumptions prove to be inaccurate, there could be material adverse changes to the Company’s liquidity position.

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

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash.  The amount on deposit with a financial institution as of December 31, 2012 was fully guaranteed under the Transaction Account Guarantee program; however, that program was not renewed upon its expiration on December 31, 2012.  As of December 31, 2012, the amount on deposit with a financial institution exceeded the $250,000 federally insured limit.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended December 31, 2012, two customers, Amazon.com and Canadian Tire Corporation, represented 19.3% and 12.8% of the Company’s net revenue, respectively. For the three months ended December 31, 2011, one customer, Canadian Tire Corporation, represented 6.6% of the Company’s net revenue. For the nine months ended December 31, 2012, two customers, Amazon.com and Canadian Tire Corporation, represented 10.4% and 7.9% of the Company’s net revenue, respectively. For the nine months ended December 31, 2011, sales to Canadian Tire Corporation represented 7.2% of net revenue.

Suppliers:
For the three months ended December 31, 2012, the Company purchased inventories and other inventory-related items from two suppliers totaling $263,389 and $254,381, representing 15.8% and 15.3% of cost of revenue, respectively. For the three months ended December 31, 2011, the Company purchased inventories and other inventory-related items from two suppliers totaling $457, 746 and $195,748 representing 29.5% and 12.6% of cost of revenue, respectively. For the nine months ended December 31, 2012, the Company purchased inventories and other inventory-related items from four suppliers totaling $586,897, $433,101, $392,058, and $333,784 representing 20.2%, 14.9%, 13.5%, and 11.5% of cost of revenue, respectively. For the nine months ended December 31, 2011, the Company purchased inventories and other inventory-related items from two suppliers totaling $510,963 and $409,192, representing 15.8% and 12.7% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in Asia.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of December 31, 2012, the Company had one customer, Amazon.com, which represented 78.9% of the $490,374 of outstanding accounts receivable.  As of March 31, 2012, the Company had one customer, Canadian Tire Corporation, which represented 62.8% of  the $221,713 of outstanding accounts receivables. Management believes that all receivables are collectible.

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

The carrying value of financial instruments including receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2012 and March 31, 2012 due to the relatively short-term nature of these instruments. As of December 31, 2012 and March 31, 2012, the fair value of the Company's debt using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 20%.

	December 31, 2012		March 31, 2012
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$636,155	$901,918	$875,488	$941,816
Long-term debt	1,708,174	2,199,764	7,984,860	10,081,647
Long-term debt discount	-	-	-	(2,397,296)
Total	$2,344,329	$3,101,682	$8,860,348	$8,626,167

As of December 31, 2012 and March 31, 2012, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $2,158 and $768 at December 31, 2012 and March 31, 2012, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2012 and March 31, 2012, the balance in this reserve account was $144,536 and $197,076, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-Reporting on Advertising Costs.  As prescribed by ASC 340-20-25, direct response advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of December 31, 2012 and March 31, 2012, the Company deferred $4,012 and $2,524, respectively, related to such media and advertising costs. Advertising expenses for the three months ended December 31, 2012 and December 31, 2011 were $534,920 and $314,990, respectively. Advertising expenses for the nine months ended December 31, 2012 and December 31, 2011 were $825,637 and $500,183, respectively.

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

	December 31,	March 31,
	2012	2012
Finished goods	$1,101,167	$913,267
Raw materials	623,427	871,157
	$1,724,594	$1,784,424

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2012 and March 31, 2012, the Company had reserved $189,071 and $103,401 for inventory obsolescence, respectively.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. As of December 31, 2012 and March 31, 2012, the Company had accrued $105,433 and $37,955, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $6,381 and $8,304 as of December 31, 2012 and March 31, 2012, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of December 31, 2012 and March 31, 2012, the Company has recorded a reserve for customer returns of $40,292 and $27,258, respectively.

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

In July 2012, FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of fiscal 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s financial position, results of operations or cash flows.

3.           Notes Payable, Long Term Debt and Current Portion – Long Term Debt

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s “pre-reverse split” common stock were automatically converted into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been adjusted to reflect the reverse stock split.

As of December 31, 2012 and March 31, 2012, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	December 31,	March 31,
	2012	2012
Main Power Promissory Note	$1,748,186	$1,999,297
First Western Trust Term Loan	388,524	578,445
Subordinated Secured Convertible Notes	-	5,032,188
Notes Payable –Credit Card Receipts-Backed Notes	901,918	941,815
Pawnee Promissory Note	63,054	74,422
Total Debt	3,101,682	8,626,167
Less Notes Payable and Current Portion – Long Term Debt	1,715,064	2,030,869
Long Term Debt	$1,386,618	$6,595,298

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

The parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  As of December 31, 2012, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $1,748,186 and we were current and in compliance with all terms and conditions.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of December 31, 2012, $388,524 was outstanding under the FWTB Term Loan, including accrued interest and we were current and in compliance with all terms and conditions.

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

On April 11, 2012, Subordinated Secured Convertible Notes totaling $7,444,380, inclusive of accrued interest of $647,985, were converted into 2,977,815 shares of the Company’s common stock, reflecting a conversion price of $2.50 per share of common stock.  Subsequent to the conversions, there were no remaining Notes or accrued interest outstanding.  The Note holders agreed to convert the Notes into common stock in exchange for the Company’s agreement to reduce the conversion price from $10.00 per share of common stock to $2.50 per share of common stock.  As a result of the conversion of the Subordinated Secured Convertible Notes into common equity, the Company recognized a total of $6,648,267 in non-cash expense comprising $3,461,637 of debt conversion costs on the exchange and $3,186,630 on the accelerated recognition of the debt discount and deferred debt issuance costs during the quarter ended June 30, 2012 and the nine months ended December 31, 2012.

As of December 31, 2012, there were no Subordinated Secured Convertible Notes or accrued interest outstanding.

Notes Payable – 2010 Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 15% secured convertible promissory notes, including $450,000 in 15% related party secured convertible promissory notes, backed by a portion of our prospective credit card receipts, (the “2010 Credit Card Notes”) and 50,000 warrants to purchase our common stock (the “Credit Card Warrants”) (collectively, the “2010 Credit Card Offering”). Consideration for the 2010 Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to the Company after deducting placement agent sales commissions totaled $1,474,500.  We used the proceeds from the 2010 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.

For the nine months ended December 31, 2012 and December 31, 2011, the total amortized deferred debt issuance costs relating to the 2010 Credit Card Offering were zero and $23,401, respectively.

As of October 3, 2011, the 2010 Credit Card Notes were repaid in full.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, we closed on the private sale of $1,633,776 in 17% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2011 Credit Card Notes”) and a 1% share of our prospective monthly sales into the network marketing channel for a period of three years following our first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $1,477,300 in cash and the conversion of $156,476 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of the Company.  After deducting $46,565 of placement agent sales commissions and expenses, net cash proceeds to the Company totaled $1,430,735.  In addition, the Company is obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to Company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.  We used the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering.

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

Notes Payable – 2012 Credit Card Receipts-Backed Notes

On September 14, 2012, the Company closed on the private sale of $1,285,722 in Series 2012CC 15% secured promissory notes backed by a portion of the Company’s prospective credit card receipts, (the “2012 Credit Card Notes”) and 128,573 shares of common stock (collectively, the “2012 Credit Card Offering”).  Consideration for the 2012 Credit Card Offering comprised $1,285,722 in cash.  After deducting $46,128 of placement agent sales commissions (5% on third-party investors, 3% on Company-referred investors and 0% on investments by officers and directors of the Company) and expenses, net cash proceeds to the Company totaled $1,239,594.   In addition, the Company issued 12,858 shares of common stock to the placement agent as additional sales compensation, representing one share of common stock for every 10 shares issued to investors in the 2012 Credit Card Offering.

The Company used the proceeds from the 2012 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, purchase inventory, provide other general working capital, repay $198,406 of the 2011 Credit Card Notes (including accrued interest) and pay commissions and expenses related to the private offering.  The issuance of the 2012 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act of 1933 (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2012 Credit Card Offering was offered and sold only to investors who are, or the Company reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2012 Credit Card Offering has not been registered under the Securities Act, the securities sold in the 2012 Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

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

As of December 31, 2012, $901,918 was outstanding under the 2012 Credit Card Notes, including accrued interest and we were current and in compliance with all terms and conditions.

Pawnee Lease Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at the option of the Company, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of December 31, 2012, the outstanding balance of the Lease Promissory Note, including accrued interest, was $63,054 and we were current and in compliance with all terms and conditions.

4.           Equity Compensation Plans

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s “pre-reverse split” common stock were automatically converted into one share of common stock. All references below to shares of common stock, common stock warrants, or common stock options have been adjusted to reflect the  reverse stock split.

For the three and nine months ended December 31, 2012 and December 31 , 2011, the Company did not grant any common stock or options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”), respectively.

During the three months ended December 31, 2012 there were 881 options that were cancelled or that expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended December 31, 2011, there were 3,396 options initially issued under the 2005 Plan that were either cancelled or expired and no shares of common stock that were issued upon exercise of outstanding stock options under the 2005 Plan.

During the nine months ended December 31, 2012 there were 881 options that were cancelled or that expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the nine months ended December 31, 2011, there were 4,576 options initially issued under the 2005 Plan that were either cancelled or expired and no shares of common stock that were issued upon exercise of outstanding stock options under the 2005 Plan.

As of December 31, 2012, all options were fully vested and all related compensation expense had been fully recognized.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2012 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
$7.00	5,460	2.90	$7.00		5,460	2.90	$7.00
$8.00	77,910	2.92	$8.00		77,910	2.92	$8.00
$12.00	7,894	0.72	$12.00		7,894	0.72	$12.00
$13.00	690	1.61	$13.00		690	1.61	$13.00
$14.00	2,000	2.47	$14.00		2,000	2.47	$14.00
$18.00	9,750	1.17	$18.00		9,750	1.17	$18.00
$20.00	1,700	1.39	$20.00		1,700	1.39	$20.00
	105,404	2.55	$9.51	$-	105,404	2.55	$9.51	$-

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was December 31, 2012.

5.           Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of December 31, 2012 and March 31, 2012, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

6.           Related Party Transactions

See Note 3. Notes Payable, Long Term Debt and Current Portion – Long Term Debt for disclosure of related party transactions.

7.           Stockholders’ Equity

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s “pre-reverse split” common stock were automatically converted into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been adjusted to reflect the reverse stock split.

A summary of the Company’s common stock warrant activity for the period from April 1, 2012 through December 31, 2012 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2012	930,783	$26.60	$0.00
Granted	1,340,789	4.11
Exercised (1)	1,742,734	1.00
Expired	568	636.62
Outstanding, December 31, 2012	528,270	$22.04	$0.00

(1) Warrants were exercised at $1.00 per common share pursuant to a temporary warrant price reset in May 2012.

As of December 31, 2012, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Yrs)
394,182	$7.00	4.28
122,603	$20.00	2.37
750	$25.00	1.77
2,750	$100.00	1.13
120	$207.00	0.50
7,200	$800.00	1.68
665	$825.00	1.68
528,270	$22.04	3.77

A summary of the Company’s preferred stock warrant activity for the period from April 1, 2012, through December 31, 2012, is presented below:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding, April 1, 2012	4,164	$1,250
Granted	-	-
Exercised	-	-
Converted to Common Warrants (1)	4,164	$1,250
Expired	-	-
Outstanding, December 31, 2012	-	-

(1) All outstanding preferred stock warrants were converted to common stock warrants as part of a series of restructuring actions that closed in April 2012.

8.           Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2012 and December 31, 2011.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow”, or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended December 31, 2012 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2012.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s “pre-reverse split” common stock were automatically converted into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been adjusted to reflect the reverse stock split.

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

During the fiscal years ended March 31, 2010 (“Fiscal 2010”), March 31, 2011 (“Fiscal 2011”), and March 31, 2012 (“Fiscal 2012”) we scaled back our operations as a result of the general economic downturn and the resulting decline in consumer spending.  We also determined that broad distribution through large “brick and mortar” retailers was not appropriate for a company at our stage of development because of relatively low profit margins, high capital requirements, and the operational requirements of our retailer customers.

As a consequence, beginning in late Fiscal 2010 and continuing through Fiscal 2012, we focused our efforts on building our direct-to-consumer business, which carries higher margin opportunity.  To position our business for the future, we increased the depth and breadth of our direct-to-consumer sales distribution channels to include a direct mail catalogue business with approximately 900,000 catalogues mailed in Fiscal 2012, significantly increased our web-selling presence and developed a robust e-mail marketing program.  In addition, we have tested print ads in national magazines, mall kiosks, and long-form and short-form infomercials, and may increase our use of these marketing vehicles in the future.   Sales derived from direct customers increased to 89.8% of our total sales in Fiscal 2012, and were 86.2% in the first nine months of the fiscal year ending March 31, 2013 (“Fiscal 2013”).  In Fiscal 2013, we also began the process of re-launching AeroGarden-branded products in certain select retailer customers with whom we believed we could increase the sell-through of our products to consumers while simultaneously earning a reasonable rate of return on our capital.

Results of Operations

Three Months Ended December 31, 2012 and December 31, 2011

Summary Overview
For the three months ended December 31, 2012, total revenue of $2,972,493 was down 1.8%, or $53,452, relative to the same period in the prior year.  Direct-to-consumer sales fell 17.0%, to $2,322,967, in part reflecting the impact of a labor strike that shut down most of the activity at the Los Angeles and Long Beach port complexes for the eight-day period ended December 6, 2012.  The strike and its aftermath delayed the delivery of container loads of AeroGardens en route from manufacturers in Asia during the critical pre-Christmas selling period, causing us to be out-of-stock of key AeroGarden inventory items in both our direct response and retailer channels and adversely impacting sales.  In addition, we experienced lower sales of recurring revenue items such as seed kits and accessory items.  The decline in direct-to-consumer sales was for the most part offset by a 203.9% increase in sales to retailers, to $626,072, as we successfully launched the AeroGarden product line in a number of new retailer customer accounts, including Amazon.com.

On a product line basis, sales of AeroGardens increased by 9.0%, to $1,846,612.  On a unit basis, the total number of AeroGardens shipped to consumers and to retailer customers during the quarter increased by almost 85% relative to the same period in the prior year.  AeroGarden sales as a percent of total sales increased to 62.1% from 56.0% in the prior year as we shifted more of our marketing efforts to prospecting for new direct-to-consumer customers, and because of stocking orders from new retailer customers.  Seed kit and accessory sales declined by 15.4%, to $1,125,881, because of the shift in the marketing mix and because of an increase in the average age of the installed base of AeroGardens.

Our gross margin for the three months ended December 31, 2012 was 44.0%, down from 48.7% in the prior year period, reflecting the increased mix of lower-margin sales to retailers and of AeroGardens, combined with higher costs we incurred to expedite the delivery of container loads of AeroGardens following the port strike.

In aggregate, our total operating expenses increased 24.6%, or $269,942, year-over-year, principally because our investment in new product and channel development spending increased by $119,320, and because we increased our advertising expenditures by $219,930.  While these investments depressed earnings in the current quarter, they represent critical elements in our longer-term strategy.

As a result of the lower sales and the increase in investments in business development and advertising activities, our operating loss was $59,175 for the three months ended December 31, 2012, as compared to a $377,870 operating profit in the prior year period.

Net other expense for the three months ended December 31, 2012 totaled $237,613, as compared to net other expense of $517,091 in the prior year period.  The current year period included the impact of $108,140 in non-cash amortization expense related to short-term promissory notes that were issued in September 2012.  The net other expense in the prior year period included the impact of $398,373 in gains related to accounts payable balance concessions we negotiated with certain of our vendors, as well as $732,185 in non-cash expense related to the amortization of costs related to the 2010 issuance of convertible promissory notes.  These convertible notes were fully converted to common stock in April 2012.

The net loss for the three months ended December 31, 2012 was $296,788, as compared to the $139,221 loss recognized a year earlier.  The increased loss reflected the impact of lower sales and higher business development spending, as well as the comparison to one-time gains recognized in the prior year period.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2012 and the three months ended December 31, 2011:

	Three Months Ended December 31,
	2012	2011
Net revenue
Direct-to-consumer	78.1%	92.5%
Retail	21.1%	6.8%
International	0.8%	0.7%
Total net revenue	100.0%	100.0%

Cost of revenue	56.0%	51.3%
Gross margin	44.0%	48.7%

Operating expenses
Research and development	3.2%	0.3%
Sales and marketing	29.7%	20.2%
General and administrative	13.1%	15.8%
Total operating expenses	46.0%	36.3%
Profit (loss) from operations	(2.0)%	12.4%

Revenue
For the three months ended December 31, 2012, revenue totaled $2,972,493, a year-over-year decrease of 1.8% or $53,452, from the three months ended December 31, 2011.

	Three Months Ended December 31,
	2012	2011
Net Revenue
Direct-to-consumer	$2,322,967	$2,798,393
Retail	626,072	206,007
International	23,454	21,545
Total	$2,972,493	$3,025,945

Direct-to-consumer sales for the three months ended December 31, 2012 totaled $2,322,967, down $475,426, or 17.0%, from the prior year period.  The decline in part reflected a labor strike that shut down most of the activity at the Los Angeles and Long Beach port complexes for the eight-day period ended December 6, 2012.  The strike and its aftermath delayed the delivery of container loads of AeroGardens en route from manufacturers in Asia during the critical pre-Christmas selling period, causing us to be out-of-stock of key inventory items and adversely impacting sales.  In addition, we experienced lower sales of recurring revenue items such as seed kits and accessory items.  Because the port strike and related negative impact on sales occurred late in the quarter, we had already committed the vast majority of our marketing programs for the holiday selling season.  As a result of this effect, and because we shifted our marketing mix more towards lower return prospecting for new-to-file customers, direct-to-consumer sales per dollar of advertising expense averaged $4.34 during the three months ended December 31, 2012,  as compared to $8.88 in the prior year period.

Sales to retailer customers for the three months ended December 31, 2012 totaled $626,072, up $420,065, or 203.9%, as we re-launched the AeroGarden product line in a number of retailers, including Amazon.com, and Canadian Tire Corporation offered AeroGardens as part of its holiday promotional efforts.

International sales for the three months ended December 31, 2012 totaled $23,454, up $1,909, or 8.9%, from the same period in the prior year.  At this time we are not actively attempting to develop our international markets and therefore sales in both periods principally reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens, and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2012 and December 31, 2011 is as follows:

	Three Months Ended December 31,
	2012	2011
Product Revenue
AeroGardens	$1,846,612	$1,694,529
Seed kits and accessories	1,125,881	1,331,416
Total	$2,972,493	$3,025,945
% of Total Revenue
AeroGardens	62.1%	56.0%
Seed kits and accessories	37.9%	44.0%
Total	100.0%	100.0%

AeroGarden sales increased $152,083, or 9.0%, from the prior year period reflecting the increased sales into the retail channel and an increase in the portion of our direct response marketing activity dedicated to prospecting for new customers, who are more likely to purchase an AeroGarden as part of their first purchase from us.  Sales of seed kits and accessories, which represent a recurring revenue stream generated by the 1,103,476 AeroGardens we have sold to-date, decreased $205,535, or 15.4%, reflecting the lower direct response sales, the shift in marketing mix, and an increase in the average age of the installed base of AeroGardens.  For the three months ended December 31, 2012, sales of seed kits and accessories represented 37.9% of total revenue, as compared to 44.0% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended December 31, 2012 totaled $1,665,749, an increase of $113,651, or 7.3%, from the three months ended December 31, 2011.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported.  The dollar amount of cost of revenue increased because of the increase in AeroGarden unit sales volume, particularly the higher-priced AeroGarden Extra and AeroGarden ULTRA models, and because of costs we incurred to expedite the delivery of container loads of AeroGardens following the port strike.  As a percent of total revenue, cost of revenue represented 56.0% of revenue as compared to 51.3% for the quarter ended December 31, 2011.  The increase in costs as a percent of revenue principally reflected the higher mix of AeroGarden sales and lower-margin sales to retailers.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the quarter ended December 31, 2012 was 44.0% as compared to 48.7% for the quarter ended December 31, 2011.

Sales and Marketing
Sales and marketing costs for the three months ended December 31, 2012 totaled $882,305, as compared to $610,761 for the three months ended December 31, 2011, an increase of 44.5%, or $271,544.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended December 31,
	2012	2011
Advertising	$534,920	$314,990
Personnel	261,318	245,610
Sales commissions	24,066	(17,052)
Other	62,001	67,213
	$882,305	$610,761

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogues, mailing and web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $534,920 for the quarter ended December 31, 2012, a year-over-year increase of 69.8%, or $219,930, primarily because we mailed more catalogues during the current year period and invested in consumer advertising to support promotional activities by our retailer customers.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2012, personnel costs for sales and marketing were $261,318, up $15,708 or 6.4% from the three months ended December 31, 2011.  The increase reflected a mix of headcount changes and salary adjustments relative to the prior year.

Sales commissions increased because of the increase in retail sales, and other marketing expenses decreased slightly year-over-year.

General and Administrative
General and administrative costs for the three months ended December 31, 2012 totaled $389,844, as compared to $477,031 for the three months ended December 31, 2011, a decrease of 18.3%, or $87,187.  The overall decrease reflected spending reductions in a variety of overhead categories.

Research and Development
Research and development costs for the quarter ended December 31, 2012 totaled $93,770, an increase of $85,585 from the quarter ended December 31, 2011.  The increase principally reflected expenses related to design and consulting service expenses we incurred to support new product development activities.

Operating Loss and EBITDA
Our operating loss for the three months ended December 31, 2012 was $59,175, as compared to an operating profit of $377,870 for the three months ended December 31, 2011.  The increased loss is attributable to lower sales and margins, and significantly higher spending on marketing and new product development costs, partially offset by reductions in other operating expenses.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA for the quarter ended December 31, 2012 totaled $35,171, which was $449,558 lower than the $484,729 of EBITDA recognized during the prior year quarter.

	Three Months Ended December 31,
	2012	2011
Operating profit (loss)	$(59,175)	$377,870
Add back non-cash items:
Depreciation	49,302	41,419
Amortization	3,171	4,595
Stock based compensation	41,873	60,485
Total non-cash items	94,346	106,499
EBITDA	$35,171	$484,729

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

Other Income and Expense
Other income and expense for the three months ended December 31, 2012 totaled to a net other expense of $237,613, as compared to net other expense of $517,091 in the prior year period.  The current year period included $108,140 in non-cash amortization expense related to short-term promissory notes that were issued in September 2012.  The net other expense in the prior year period included $398,373 in gains related to accounts payable balance concessions we negotiated with certain of our vendors, as well as $732,185 in non-cash expense related to the amortization of costs related to the 2010 issuance of convertible promissory notes.  These convertible notes were fully converted to common stock in April 2012.

Net Loss
For the three months ended December 31, 2012, we incurred a net loss of $296,788 as compared to a net loss of $139,221 for the three months ended December 31, 2011.  The increase in the net loss reflected the higher operating loss combined with the comparison to the prior year that included $398,373 in non-recurring gains related to negotiated accounts payable balance reductions.

Nine Months Ended December 31, 2012 and December 31, 2011

Summary Overview
For the nine months ended December 31, 2012, total revenue of $5,533,286 was down 7.8%, or $470,081, relative to the same period in the prior year.  The decline principally reflected lower direct-to-consumer sales, which were down 11.0% to $4,768,178, on a year-over-year basis.  The decrease principally reflected lower sales in the fiscal third quarter caused in part by a labor strike in the ports of Los Angeles and Long Beach which delayed the delivery of container loads of AeroGardens in the critical pre-Christmas time period and by an overall decline in sales of seed kits and accessory items.  Sales to retailers increased by 21.9% year-over-year, to $676,274, principally reflecting sales to newly acquired retail accounts, including Amazon.com, during the fiscal third quarter ended December 31, 2012.

On a product line basis, we saw a year-over-year increase in the mix of AeroGardens as a percent of total revenue.  For the nine months ended December 31, 2012, AeroGarden sales increased by 2.2% and represented 50.2% of total revenue, as compared to 45.3% in the prior year period.  This increase reflected the combined impact of stocking orders from new retailer accounts and a shift in our marketing mix to drive trial of AeroGardens by new consumers.  On a unit basis, the total number of AeroGardens shipped to consumers and to retailer customers during the nine months ended December 31, 2012 increased by 47% relative to the same period in the prior year.  Seed kit and accessory sales fell by 16.1% year-over-year, and dropped as a percent of the total to 49.8% from 54.7% in the prior year period.

Our gross margin for the nine months ended December 31, 2012 was 47.5%, as compared to 47.7% during the prior year period, as efficiency gains in our assembly, fulfillment, and distribution operations were effectively offset by the shift in our revenue mix to lower margin retailer and AeroGarden sales.

In aggregate, our total operating expenses increased 7.6%, or $246,574, as reductions in overhead spending were more than offset by greater investment in new product development and advertising, which were up $265,190 and $325,454, respectively, on a year-over-year basis.

The effects of lower sales and increases in product development and advertising spending resulted in our operating loss increasing by $481,006 to $846,248 for the nine months ended December 31, 2012.

Other income and expense for the nine months ended December 31, 2012 totaled to a net other expense of $7,017,002.   The net other expense in the current year period included $6,648,267 in non-recurring, non-cash debt conversion costs, $80,389 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts, and $130,992 in non-cash amortization expense related to short-term promissory notes issued in September 2012.  Net other expense for the nine months ended December 31, 2011 totaled $2,347,381, which included $398,373 in gains related to accounts payable balance concessions we negotiated with certain of our vendors and $2,182,842 in non-cash amortization expense related to the 2010 issuance of convertible promissory notes.  These promissory notes were fully converted into common equity in April 2012.

The net loss for the nine months ended December 31, 2012 was $7,863,250, which was greater than the $2,712,623 loss in the prior year because of the increased operating loss and the increase in net other expense related to the non-recurring, non-cash charges resulting from the conversion of our convertible debt into common equity in April 2012.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2012 and the nine months ended December 31, 2011:

	Nine Months Ended December 31,
	2012	2011
Net revenue
Direct-to-consumer	86.2%	89.3%
Retail	12.2%	9.2%
International	1.6%	1.5%
Total net revenue	100.0%	100.0%

Cost of revenue	52.5%	52.3%
Gross margin	47.5%	47.7%

Operating expenses
Research and development	5.5%	0.6%
Sales and marketing	31.9%	24.3%
General and administrative	25.4%	28.9%
Total operating expenses	62.8%	53.8%
Loss from operations	(15.3)%	(6.1)%

Revenue
For the nine months ended December 31, 2012, revenue totaled $5,533,286, a year-over-year decrease of 7.8%, or $470,081, from the nine months ended December 31, 2011.

	Nine Months Ended December 31,
	2012	2011
Net Revenue
Direct-to-consumer	$4,768,178	$5,359,761
Retail	676,274	554,689
International	88,834	88,917
Total	$5,533,286	$6,003,367

Direct-to-consumer sales for the nine months ended December 31, 2012 totaled $4,768,178, down $591,583, or 11.0%, from the prior year period.  The decrease principally reflects the lower sales in the fiscal third quarter caused in part by a labor strike in the ports of Los Angeles and Long Beach which delayed the delivery of container loads of AeroGardens in the critical pre-Christmas time period and by an overall decline in sales of seed kits and accessory items.  During the nine months ended December 31, 2012, direct-to-consumer sales per dollar of advertising expense totaled $5.78 as compared to $10.72 in the prior year period, with much of the decline reflecting increases in advertising expense incurred during the fiscal third quarter, but prior to the commencement of the port labor strike that adversely impacted revenue.  In addition, we increased the utilization of catalog mailings and other marketing methods to prospect for new customers, which tend to generate lower immediate returns on marketing investment relative to marketing efforts focused on existing customers.  Finally, on a comparative year-to-date basis, our advertising spending in the prior year was constrained by liquidity issues for much of the time period.

Sales to retailer customers for the nine months ended December 31, 2012 totaled $676,274, up $121,585, or 21.9%, from the same period a year earlier, principally reflecting sales to newly acquired retail accounts, including Amazon.com, during the fiscal third quarter ended December 31, 2012, which were partially offset by lower sales to retailers earlier in the year.

International sales for the nine months ended December 31, 2012 totaled $88,834, essentially flat relative to the same period in the prior fiscal year.  At this time we are not actively attempting to develop our international markets and therefore sales in both periods principally reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens, and seed kits and accessories.  A summary of the sales of these two product categories for the nine months ended December 31, 2012 and December 31, 2011 is as follows:

	Nine Months Ended December 31,
	2012	2011
Product Revenue
AeroGardens	$2,777,103	$2,717,277
Seed kits and accessories	2,756,183	3,286,090
Total	$5,533,286	$6,003,367
% of Total Revenue
AeroGardens	50.2%	45.3%
Seed kits and accessories	49.8%	54.7%
Total	100.0%	100.0%

AeroGarden sales increased $59,826, or 2.2%, from the prior year period, principally reflecting the increase in sales to retailers in the fiscal third quarter, the increase in direct-to-consumer prospecting activity which tends to generate a higher mix of AeroGarden sales, and the launch of the new AeroGarden ULTRA model.   Sales of seed kits and accessories decreased $529,907, or 16.1%, principally reflecting the overall decline in direct-to-consumer sales and the shift in marketing mix to new customer acquisition activity.  For the nine months ended December 31, 2012, sales of seed kits and accessories represented 49.8% of total revenue, as compared to 54.7% in the prior year period.

Cost of Revenue
Cost of revenue for the nine months ended December 31, 2012 totaled $2,904,949, a decrease of $235,649, or 7.5%, from the nine months ended December 31, 2011.  The dollar amount of cost of revenue decreased because of the decline in sales and efficiencies achieved in our assembly, fulfillment, and distribution operations, which were partially offset by the shift in our sales mix to lower margin AeroGarden sales and sales to retailers.  As a percent of total revenue, cost of revenue represented 52.5% of revenue, as compared to 52.3% during the nine months ended December 31, 2011.  Costs as a percent of revenue in the current year period reflected the efficiencies achieved in our assembly, fulfillment, and distribution operations, which were offset by the unfavorable mix shifts noted above.

Gross Margin
The gross margin for the nine months ended December 31, 2012 was 47.5%, as compared to the 47.7% gross margin reported for the same period in the prior year.

Sales and Marketing
Sales and marketing costs for the nine months ended December 31, 2012 totaled $1,765,543, as compared to $1,457,702 for the nine months ended December 31, 2011, an increase of 21.1%, or $307,841.

	Nine Months Ended December 31,
	2012	2011
Advertising	$825,637	$500,183
Personnel	738,826	748,315
Sales commissions	31,717	(4,145)
Trade shows	1,745	-
Other	167,618	213,349
	$1,765,543	$1,457,702

Advertising expense totaled $825,637 for the nine months ended December 31, 2012, a year-over-year increase of 65.1%, or $325,454, primarily because we mailed more catalogues during the current year period, and because liquidity issues severely constrained our ability to invest in advertising spending during the prior year period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the nine months ended December 31, 2012, personnel costs for sales and marketing were $738,826, down from $748,315 for the nine months ended December 31, 2011, a decrease of 1.3%.

Other marketing expenses decreased year-over-year because of reductions in a variety of spending categories.

General and Administrative
General and administrative costs for the nine months ended December 31, 2012 totaled $1,407,134, as compared to $1,733,591 for the nine months ended December 31, 2011, a decrease of 18.8%, or $326,457.  The decrease reflected reduction in spending across a variety of categories.

Research and Development
Research and development costs for the nine months ended December 31, 2012 totaled $301,908, an increase of 722.2%, or $265,190, from the nine months ended December 31, 2011.  The increase principally reflected expenses related to design and consulting service expenses we incurred to support new product development activities.

Operating Loss and EBITDA
Our operating loss for the nine months ended December 31, 2012 was $846,248, an increase of $481,006 from the operating loss of $365,242 for the nine months ended December 31, 2011.  The higher loss principally reflected the increased spending on marketing and product development costs combined with lower sales

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA loss for the nine months ended December 31, 2012 totaled $556,634, as compared to an EBITDA profit of $48,087 recognized during the prior year period.

	Nine Months Ended December 31,
	2012	2011
Operating loss	$(846,248)	$(365,242)
Add back non-cash items:
Depreciation	112,275	204,358
Amortization	10,675	14,298
Stock based compensation	166,664	194,673
Total non-cash items	289,614	413,329
EBITDA	$(556,634)	$48,087

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

Other Income and Expense
Other income and expense for the nine months ended December 31, 2012 totaled to a net other expense of $7,017,002.   The net other expense in the current year period included $6,648,267 in non-recurring, non-cash debt conversion costs, $80,389 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts, and $130,992 in non-cash amortization expense related to short-term promissory notes issued in September 2012.  Net other expense for the nine months ended December 31, 2011 totaled $2,347,381, which included $398,373 in gains related to accounts payable balance concessions we negotiated with certain of our vendors and $2,182,842 in non-cash amortization expense related to the 2010 issuance of convertible promissory notes.  These promissory notes were fully converted into common equity in April 2012.

Net Loss
The net loss for the nine months ended December 31, 2012 was $7,863,250, which was greater than the $2,712,623 loss in the prior year because of the increased operating loss and the increase in net other expense related to the non-recurring, non-cash charges resulting from the conversion of our convertible debt into common equity in April 2012.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $466,069 for the nine months ended December 31, 2012, as compared to cash provided of $414,255 in the prior year period.  The increase in cash utilization in the current year period primarily reflected the higher operating loss combined with incremental investments in inventory, payments for the fabrication of tooling for a new AeroGarden product released in November 2012, and an increase in accounts receivable balances related to sales to retailers.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, expense related to the issuance of common stock and options, amortization of debt issuance costs, amortization of the beneficial conversion feature related to convertible debentures, and interest expense from warrants issued with convertible debentures, totaled to a net gain of $7,138,811 for the nine months ended December 31, 2012, as compared to a net gain of $2,197,224 in the prior year period.  The increase principally reflected non-cash charges arising from the conversion of convertible debt into common equity in April 2012.

Changes in current assets used net cash of $249,386 during the nine months ended December 31, 2012, principally from increases in accounts receivable and inventory.  Accounts receivable totaled $490,374 as of December 31, 2012 representing approximately 72 days of sales activity at the average daily rate of sales to retailers during the three months ended December 31, 2012.

As of December 31, 2012, the total inventory balance was $1,724,594, representing approximately 161 days of sales activity, and 95 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended December 31, 2012, respectively.  The days in inventory calculation based on the three months of sales activity can be greatly impacted by the seasonality of our sales, which are at a high seasonal level during our fiscal third quarter ending December 31.

Current operating liabilities increased $507,756 during the nine months ended December 31, 2012, because of seasonal increases in all operating liability accounts.  Accounts payable as of December 31, 2012 totaled $679,862, representing approximately 29 days of daily expense activity, and 21 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended December 31, 2012, respectively.

Net investment activity used $301,339 of cash in the current year period, principally because of investments in tooling for new products and the development of our patent portfolio.

Net financing activity provided net cash of $1,102,567 during the nine months ended December 31, 2012, reflecting $2,466,620 in proceeds from the exercise of warrants and from the issuance of short term working capital notes, partially offset by $1,317,924 in debt repayments.

As of December 31, 2012, we had a cash balance of $878,146, of which $41,410 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $544,333 as of March 31, 2012, of which $42,756 was restricted.

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s “pre-reverse split” common stock were automatically converted into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been adjusted to reflect the reverse stock split.

As of December 31, 2012 and March 31, 2012, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	December 31,	March 31,
	2012	2012
Main Power Promissory Note	$1,748,186	$1,999,297
First Western Trust Term Loan	388,524	578,445
Subordinated Secured Convertible Notes	-	5,032,188
Notes Payable –Credit Card Receipts-Backed Notes	901,918	941,815
Pawnee Promissory Note	63,054	74,422
Total Debt	3,101,682	8,626,167
Less Notes Payable and Current Portion – Long Term Debt	1,715,064	2,030,869
Long Term Debt	$1,386,618	$6,595,298

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

The parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  As of December 31, 2012, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $1,748,186 and we were current and in compliance with all terms and conditions.

First Western Trust Term Loan

On May 21, 2010, AeroGrow, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on AeroGrow incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of December 31, 2012, $388,524 was outstanding under the FWTB Term Loan, including accrued interest and we were current and in compliance with all terms and conditions.

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

On April 11, 2012, Subordinated Secured Convertible Notes totaling $7,444,380, inclusive of accrued interest of $647,985, were converted into 2,977,815 shares of our common stock, reflecting a conversion price of $2.50 per share of common stock.  Subsequent to the conversions, there were no remaining Notes or accrued interest outstanding.  The Note holders agreed to convert the Notes into common stock in exchange for our agreement to reduce the conversion price from $10.00 per share of common stock to $2.50 per share of common stock.  As a result of the conversion of the Subordinated Secured Convertible Notes into common equity, we recognized a total of $6,648,267 in non-cash expense comprising $3,461,637 of debt conversion costs on the exchange and $3,186,630 on the accelerated recognition of the debt discount and deferred debt issuance costs during the quarter ended June 30, 2012 and the nine months ended December 31, 2012.

As of December 31, 2012, there were no Subordinated Secured Convertible Notes or accrued interest outstanding.

Notes Payable – 2010 Credit Card Receipts-Backed Notes

On October 28, 2010 and November 5, 2010, we closed on the private sale of $1.5 million in 15% secured convertible promissory notes, including $450,000 in 15% related party secured convertible promissory notes, backed by a portion of our prospective credit card receipts, (the “2010 Credit Card Notes”) and 50,000 warrants to purchase our common stock (the “Credit Card Warrants”) (collectively, the “2010 Credit Card Offering”). Consideration for the 2010 Credit Card Offering comprised $1.5 million in cash.  Net cash proceeds to AeroGrow after deducting placement agent sales commissions totaled $1,474,500.   We used the proceeds from the 2010 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.

For the nine months ended December 31, 2012 and December 31, 2011, the total amortized deferred debt issuance costs relating to the 2010 Credit Card Offering were zero and $23,401, respectively.

As of October 3, 2011, the 2010 Credit Card Notes were repaid in full.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, we closed on the private sale of $1,633,776 in 17% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2011 Credit Card Notes”) and a 1% share of our prospective monthly sales into the network marketing channel for a period of three years following our first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $1,477,300 in cash and the conversion of $156,476 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of AeroGrow.  After deducting $46,565 of placement agent sales commissions and expenses, net cash proceeds to AeroGrow totaled $1,430,735.  In addition, we are obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.  We used the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering.

As of September 13, 2012, the remaining balance and accrued interest on the 2011 Credit Card Notes were repaid in full.

Notes Payable – 2012 Credit Card Receipts-Backed Notes

On September 14, 2012, we closed on the private sale of $1,285,722 in Series 2012CC 15% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2012 Credit Card Notes”) and 128,573 shares of common stock (collectively, the “2012 Credit Card Offering”).  Consideration for the 2012 Credit Card Offering comprised $1,285,722 in cash.  After deducting $46,128 of placement agent sales commissions (5% on third-party investors, 3% on company-referred investors and 0% on investments by our officers and directors) and expenses, net cash proceeds to AeroGrow totaled $1,239,594.   In addition, we  issued 12,858 shares of common stock to the placement agent as additional sales compensation, representing one share of common stock for every 10 shares issued to investors in the 2012 Credit Card Offering.

We used the proceeds from the 2012 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, purchase inventory, provide other general working capital, repay $198,406 of the 2011 Credit Card Notes (including accrued interest) and pay commissions and expenses related to the private offering.  The issuance of the 2012 Credit Card Offering was conducted in reliance upon exemptions from registration requirements under the Securities Act of 1933 (the “Securities Act”), including, without limitation, those under Rule 506 of Regulation D (as promulgated under the Securities Act).  The 2012 Credit Card Offering was offered and sold only to investors who are, or we reasonably believed to be, “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act.  Because the 2012 Credit Card Offering has not been registered under the Securities Act, the securities sold in the 2012 Credit Card Offering are “restricted securities” within the meaning of Rule 144 under the Securities Act, and investors will not be able to sell the securities in the United States absent an effective registration statement or an applicable exemption from registration.

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

As of December 31, 2012, $901,918 was outstanding under the 2012 Credit Card Notes, including accrued interest and we were current and in compliance with all terms and conditions.

Pawnee Lease Promissory Note

On November 30, 2011, we executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which we will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at our option, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of December 31, 2012, the outstanding balance of the Lease Promissory Note, including accrued interest, was $63,054 and we were current and in compliance with all terms and conditions.

Cash Requirements

We generally require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay debt obligations as they come due.

We cannot predict with certainty the cash and other ongoing operational requirements for our proposed plans as market conditions, competitive pressures, regulatory requirements, and customer requirements can change rapidly.  If we are unable to raise new capital within the next four to seven months, or generate cash from operations at currently estimated levels, our ability to operate may be adversely impacted.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $878,146 ($41,410 of which is restricted as collateral for our various corporate obligations) as of December 31, 2012,
•	our cash of $701,470 ($60,906 of which is restricted as collateral for our various corporate obligations) as of February 4, 2013,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of  our direct-to-consumer sales initiatives and re-development of key retail channels.

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customers,
•	uncertainty regarding macroeconomic conditions on consumer spending,
•	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations,
•	the seasonality of our business, in which we have historically experienced higher sales volume during the fall and winter months (September through March), and
•	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in Asia.

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

While these efforts significantly improved our capital and liquidity situations, we believe we must raise additional capital to meet our projected cash requirements for the forthcoming twelve month period, provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and attempt to increase the scale of our business.  If we are unable to raise this additional capital, we believe our existing resources will be sufficient to support our operations for a period of approximately four to seven months.  There can be no assurance we will be able to raise this additional capital, that we will achieve our anticipated operating results, that we will be able to increase the scale of our business, or that the resources available to us will be sufficient to meet our cash requirements.  In such an event, we would reduce the scale of our operations and take actions to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

Prospectively, the Company’s ability to continue as a going concern is dependent upon the Company being able to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional capital as may be required, and ultimately to attain profitable operations.  The Company’s liquidity projections are predicated on a variety of assumptions including, but not limited to, the timing and seasonality of working capital needs, revenue and expenses, cash flow from operations, access to sufficient funding, the levels of customer and consumer demand, cost reduction programs, and the state of the general economic environment in which the Company operates.  In the event these assumptions prove to be inaccurate, there could be material adverse changes to the Company’s liquidity position.

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

Foreign Currency Exchange Risk

We transact business primarily in U.S. currency.  Although we purchase our products in U.S. dollars, the prices charged by our suppliers in Asia are predicated upon their cost for components, labor and overhead. Therefore, changes in the valuation of the U.S. dollar in relation to the Chinese and or Malaysian currencies may cause our manufacturers to raise prices of our products which could reduce our profit margins.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2012.

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

AeroGrow International, Inc.

Date: February 11, 2013	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 11, 2013	/s/H. MacGregor Clarke
By: H. MacGregor Clarke
Its: Chief Financial Officer (Principal Financial Officer)

Date: February 11, 2013	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Controller (Principal Accounting Officer)