Form 10-K
period 2013-03-31
AeroGrow International, Inc.
filed 2013-07-01
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2012 was $5,904,877, the last day of our most recent second quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant's common stock outstanding as of June 21, 2013 is 5,904,877.

DOCUMENTS INCORPORATED BY REFERENCE

None

AeroGrow International Inc.
Annual Report on Form 10-K
Year Ended March 31, 2012

This Annual Report on Form 10-K (“Annual Report”) for AeroGrow International, Inc. (“AeroGrow,” the “Company,” “we,” “our” or “us”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “may,” “will,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” as well as variations of such words and similar expressions, are intended to identify such forward-looking statements. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, access to funding, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are only predictions that are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” in Part I Item 1A of and elsewhere in this Report, and in other reports we file with the SEC, including the most recent quarterly reports on Form 10-Q and current reports on Form 8-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.  BUSINESS

Our Business

AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use and priced to appeal to the gardening, cooking, healthy eating, and home and office décor markets. To date, we have launched multiple lines of proprietary indoor gardens, grow lights, a patented nutrient formula, and more than 30 corresponding proprietary seed kits, and various cooking, gardening and décor accessories, both nationally and internationally.

As of March 31, 2013, we have manufactured and shipped approximately 1.1 million AeroGarden® units and approximately 2.6 million seed kits to consumers and retailers worldwide.  We commenced initial marketing and distribution of our products in March 2006, with an emphasis on retail distribution.  In recent years, we shifted our sales and marketing efforts away from retail distribution, which generated lower margins and required much higher investments in inventory, in order to focus on higher margin “direct-to-consumer” sales channels.  Our direct-to-consumer channels are principally comprised of our own in-house direct mail catalogue, e-mail marketing, and internet marketing.  We have continued to sell to a limited number of retailers and international third-party distributors, and we expect to re-emphasize these sales channels in the future due to the improving economic conditions and an April 2013 strategic alliance with a subsidiary of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”).  In addition to a working capital infusion of approximately $4.5 million from Scotts Miracle-Gro, the strategic alliance affords AeroGrow the use of the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.

Our principal products are indoor gardens and proprietary seed kits that allow consumers, with or without gardening experience, to grow: (i) vegetables, such as tomatoes, chili peppers and salad greens; (ii) fresh herbs, including cilantro, chives, basil, dill, oregano, and mint; and (iii) flowers, such as petunias, snapdragons, geraniums and vinca. Consumers can also plant and grow their own seeds using our proprietary “grow anything” kits, or use their AeroGardens as seed starters for their outdoor gardens with our “garden starter” systems.

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

Our indoor gardening units are sold through different channels designed to match customer needs and interests with the appropriate garden unit features and benefits at list prices ranging from approximately $90 to $250, depending on size, design elements, light intensity and other automated features.  As is customary in the direct-to-consumer channels, we frequently offer temporary discounts and targeted promotions that reduce the net price a consumer pays for our gardens, that are designed to generate higher sales volume.

Corporate History

AeroGrow International, Inc. (“AeroGrow”) was formed as a Nevada corporation on March 25, 2002. After more than three years of initial research and product development, we began sales activities in March 2006. Since that time, we have expanded our operations and currently distribute our products through multiple sales channels.  We have developed direct sales channels, including web sales and a direct mail catalogue business, with approximately 1.3 million catalogues mailed in our fiscal year ended March 31, 2013 (“Fiscal 2013”).  In prior years, we have also utilized direct television sales, including infomercials and 60 and 120 second television commercials, mall kiosks, and print and radio advertisement to generate consumer sales.  We also sell through approximately 72 retail storefronts in North America, and in seven countries internationally.  We have expanded our product lines, and now offer four different indoor garden models, with each model available in different colors and trim styles, more than 40 seed kits, and various gardening and kitchen accessories.

Hydroponics and Aeroponics Industry - Background

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

•
In the absence of adequate natural light, consumers generally do not possess the specific knowledge required to select, set up, operate, and maintain the varied indoor lighting systems that are necessary to grow plants indoors;

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

Proprietary Technology and Intellectual Property

Since our inception in 2002, we have been innovating, simplifying, and integrating proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop four different models of indoor gardens, each with different features and technology groupings, with list prices ranging from approximately $90 to $250.  Multiple patents applications have been filed in the United States and internationally to protect the inventions that are exclusively used in our indoor garden system and seed kits, and seven patents have been issued (four in the United States and three internationally).  We have also obtained access to, both domestically and internationally, trademarks and certain domain name, including AeroGrow.com, AeroGarden.com, AeroGarden.net, AeroGarden.tv, AeroGarden.biz, and Getthegarden.com, among others.

Our success and ability to compete are substantially dependent upon our exclusive access to technology and expertise.  While we rely on patent, copyright, trade secret, and trademark law to protect the use of such technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.  Each of our employees, independent contractors, interns, and consultants has executed assignment of rights to intellectual property agreements and nondisclosure agreements. The assignment of application rights to intellectual property agreements grant us the right to own inventions and related patents which may be granted in the United States and throughout the world. The nondisclosure agreements generally provide that these people will not disclose our confidential information to any other person without our prior written consent.

April 2013 Strategic Alliance.  In April 2013, we entered into a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of Scotts Miracle-Gro. In conjunction with this transaction, we entered into several other agreements, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement.  For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 8 “Subsequent Events” to our financial statements.

Intellectual Property Sale Agreement.  Pursuant to the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.

Technology Licensing Agreement.  Under the Technology Licensing Agreement, Scotts Miracle-Gro granted us an exclusive license to use the Hydroponic IP in North America and certain European Countries ( collectively, the “AeroGrow Markets”) in return for a royalty of 2% of annual net sales, as determined at the end of each fiscal year.  The initial term of the Technology Licensing Agreement is five years, and we may renew the Technology License for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term.

Brand Licensing Agreement.  Under the Brand Licensing Agreement, we may use certain of Scotts Miracle-Gro trade names, trademarks and/or service marks to rebrand the AeroGarden, and, with written consent of Scotts Miracle-Gro, other products in the AeroGrow Markets in exchange for our payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in net sales, as compared to net sales during the fiscal year ended March 31, 2013.  The initial term of the Brand Licensing Agreement is five years, and we may renew the Brand License for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term.

Supply Chain Services Agreement.  Under the Supply Chain Services Agreement, Scotts Miracle-Gro will pay AeroGrow an annual fee equal to 7% of the cost of goods of all products and services requested by Scotts Miracle-Gro during the term of the Technology Licensing Agreement (referenced above), thereby assisting AeroGrow in exploiting the Hydroponic IP internationally (outside of the AeroGrow Market).

Following is a description of the proprietary technologies, all of which were sold to Scott Miracle-Gro, and inventions that are exclusively used in our indoor garden system and seed kits.

Rainforest Nutrient Delivery System. The “rainforest” nutrient delivery system combines technologies with features from several hydroponic and aeroponic methodologies into a proprietary system that leaves plant roots suspended in an air gap.  Plant roots take oxygen directly out of the air and, in testing of aeroponic systems by multiple different sources, including lettuce studies by NASA Small Business Innovation Research, plants grow faster as a result.

Advanced Growing System. The Advanced Growing System (“AGS”) is available on several of our indoor gardens and combines features from the rainforest delivery system with technologies that deliver increased nutrient oxygenation, faster and healthier root growth, decreased consumer maintenance requirements, and increased product reliability.  With AGS, plant roots are suspended in air in a 100% humid aeroponic chamber and then grow into a continuously oxygenated nutrient bath.

Pre-Seeded Bio-Grow Seed Pods. The proprietary bio-grow seed pods include pre-implanted, specially selected seeds, a growing medium, removable bio-dome covers, and a grow basket.

Microprocessor-Based Control Panel and Nutrient Cycle Delivery System. The microprocessor-based controls include automated grow lights to ensure that plants receive the proper amount of lighting, and feature nutrient and water reminder systems that alert consumers to add water and nutrients when needed.  In addition, some systems allow consumers to select from multiple plant types (for example, lettuce, herbs, tomatoes, or flowers) and the system then automatically adjusts the nutrient, water and lighting cycles to optimize growth.  In addition, some systems take into account stage of growth of the specific plants when optimizing these factors. Our most recent ULTRA gardens include a display screen that walk consumers step-by-step through planting, tending and harvest, and allow for complete customization of all aspects of the grow cycle, including photo period, pump cycle and nutrient cycle.

Custom Nutrients and Automatic pH Adjustment. The patented nutrient solutions have been designed specifically to deliver the proper nutrients to plants, while offering consumers a user-friendly application methodology. Plant specific nutrients are included with each seed kit, and consumers simply add them when instructed by the microprocessor-based nutrient reminder. The pre-measured and mixed nutrients eliminate the need for mixing multi-part nutrient formulas and storing various nutrients in separate containers. A proprietary buffer has been formulated and included into the nutrients that automatically adjusts tap water from around the country to the right pH ranges for plant growth.  Without this adjustment, tap water from many areas in the country will severely limit or inhibit plant growth in most aeroponic and hydroponic systems.

Integrated and Automated Lighting System. Hydroponic systems typically do not incorporate built-in lighting systems. Our indoor gardening products include built-in adjustable grow lights with ballast, reflector hood, grow bulbs and an electronic timer. The integrated lighting systems include proprietary high-output compact fluorescent light bulbs that deliver a spectrum and intensity of light designed to optimize plant growth without supplemental sunlight needed. In addition, the lighting system is fully automated and controlled by a microprocessor-based control panel described above. Variations in lighting are a differentiator in our product lines, and we have several gardens on the market with “50% more light and twice the height” of our initial gardens, allowing consumers to grow larger plants such as full-sized tomatoes in our indoor gardens, and deliver higher yields.

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

Gardener Market. A recent study conducted by the National Gardening Association states that gardening is America’s number one hobby with more than 81 million households active in gardening.  Based upon this survey, there were estimated to be 36 million households participating in food gardening and 13 million households participating in fresh herb gardening.  We believe that our indoor gardening products and related products offer both expert and novice gardeners several major benefits not readily available through traditional gardening methods, including:

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

Products

AeroGarden Indoor Gardens.  We currently offer four different indoor garden models with list prices ranging from approximately $90 to $250 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusion of plant support systems.

Currently, our AeroGarden product line is divided into four main categories:

1.
AeroGarden 3 Series – The AeroGarden 3 series features the Advanced Growing System, grow lights, a smaller footprint, and an attractive, stylish design that makes it suitable for use as a decorative feature throughout the home or office.  AeroGarden 3s fit easily on kitchen counters, night stands, and end tables. Some models include upgraded trim and designs such as the “Ladybug” garden targeted at all-family usage.  List prices start at $79.95.

2.	AeroGarden 7 Series – Includes our original products which feature the rainforest nutrient delivery system, automated lights, and reminder systems. List price is $149.95.

3.	AeroGarden Extra Series – A 7 pod garden with extended lamp arms and greater light output for growing larger vegetables. Some models also include stainless steel trim. List prices start at $179.95.

4.
 AeroGarden ULTRA - The ULTRA features the new MyGarden control panel – an automated garden “brain” that makes gardening easier than ever for beginners and offers complete customization for experts. It also includes a redesigned lighting system featuring new MaxGrow Grow Lights and aluminum reflectors, the widest, easiest range of Grow Light adjustment from small to tall, an improved trellis system, 20% larger reservoir, and a “QuickPlant” button that walks users step-by-step through the planting process. List price is $249.95.

AeroGarden Seed Kits.  We currently offer more than 30 seed kits for use in our indoor gardening products. These seed kits include pre-seeded bio-grow seed pods and a three-to-six-month supply of nutrients, including our patented formula for adjusting water quality. Our seed kits have list prices ranging from $13 to $30, and include:

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

AeroGarden Seed-Starting Kits.  Our line of Garden Starter Systems and Grow Anything Kits are designed to allow consumers to plant and grow their own seeds in the AeroGarden.  With our Garden Starter Systems, consumers can start up to 66 seedlings in our indoor gardens for transplant into their outdoor gardens when weather allows.  With the Grow Anything Kits, consumers can grow their own seeds to maturity in the AeroGarden, or transplant seeds outdoors when weather allows, including plant nutrients, nutrient dispensers, and other products.

Other Accessories.  To complement and expand the functionality of our indoor gardening products, we have developed a variety of accessory products.

Future Products.  The core technology platform can be leveraged by bundling different components into new products with a wide variety of features and price points that then can be sold through a variety of direct and retail channels for use in different settings around the home or office.  Examples include a side light system to further increase yields, and a reservoir product that allows users to supply additional water to the AeroGarden – even when on vacation or away for extended periods.

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

Shift in Channel Strategy. During the last three fiscal years, we reduced our presence in the retail channel due to the downturn in the economy, capital shortages, and the high cost of maintaining inventory levels sufficient for retail customers.  As of March 31, 2013, our products were being offered in approximately 72 storefronts in North America (down from approximately 575 during the fiscal year ended March 31, 2011, as well as through select online retailers.

As discussed above under the captions “Our Business” and “Proprietary Technology and Intellectual Property,” in April 2013 we entered into a Securities Purchase Agreement and strategic alliance, along with a variety of other agreements, with Scotts Miracle-Gro. The Scotts Miracle-Gro agreements include a Brand License Agreement which allows us to use certain of Scotts Miracle-Gro’s trade name, trademark and/or service mark to rebrand the AeroGarden and other products in the AeroGrow Markets in exchange for our payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in annual net sales. We believe that this agreement will allow our products to be prominently featured and sold in selected retail stores.  As a result, we believe that the collaboration and support of Scotts Miracle-Gro will enable us to expand our presence in the retail market during the coming fiscal year.  For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 8 “Subsequent Events” to our financial statements.

Direct Response Sales. In the fall of 2006, we launched an infomercial advertising campaign that began with 30-minute programming and was subsequently supplemented with 60-second and 120-second television commercials.  Since the fall of 2006, overall spending on television advertising has decreased as a percentage of the overall marketing budget, as we have been cash constrained and therefore focused our spending on the most efficient media channels. Although we did not spend any funds on television advertising in Fiscal 2013, we may resume television advertising in the future.

In 2007, we produced and began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In Fiscal 2013 we mailed approximately 1.3 million catalogues.  With our catalogue sales we focus on remarketing to current customers and also prospecting for new customers using database marketing techniques.

We established our first consumer product website in the fall of 2006 and supplemented this website in late 2007 with search engine advertising, banner advertising, email campaigns and web affiliate programs.  In the fall of 2008 we took on in-house management of many of these programs from third-party providers and have seen resulting increases in efficiency.

A key focus of our web and catalogue marketing is to maximize the lifetime value of AeroGrow customers through repeat sales of our seed kits, light bulbs and accessories. During Fiscal 2013, direct response sales represented 86.0% of our total net sales.

Retail Sales. Initial shipments to retailers commenced in March 2006.  Over the next several years, we rapidly grew our retail distribution and as of March 31, 2009 our products were being sold through approximately 7,500 stores in North America.  In Fiscal 2010 through Fiscal 2013, we reduced our sales to retailers as discussed above, and as of March 31, 2013 our products were being sold through approximately 72 stores in North America.  During Fiscal 2013, sales to retailers represented 12.1% of our total net sales.

Approximately 71.8% of our total sales to retailers represented sales to Amazon.com, Inc. in Fiscal 2013.  As discussed above, we plan to expand our retail sales efforts during the coming fiscal year as a result of our strategic alliance with Scotts Miracle-Gro.

International Sales. We began testing international sales opportunities in the UK and Japan in late 2007, and have since expanded internationally into Australia, South Korea, Mexico, France and several other countries.  During Fiscal 2013, we sold products to third-party distributors in seven international markets, and international sales represented 1.9% of our total net sales.  International efforts in Fiscal 2013 were limited to supporting distribution in existing markets.  As discussed above, we plan to expand our international sales efforts during the coming fiscal year as a result of our strategic alliance with Scotts Miracle-Gro.

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

Manufacturing and Operations

We source our AeroGarden products and accessory items from contract manufacturing companies that manufacture products using tooling we own, in accordance with our specifications, and subject to our intellectual property rights.  We have four Chinese manufacturers of our garden products.  Each is capable of manufacturing multiple garden models.  We believe the existing production capacity of these manufacturers is more than sufficient to meet our garden requirements for the short-to-medium term.  In addition, capacity expansion is available in a reasonable period of time with a nominal tooling investment.  We also try to have multiple, dual-sourced manufacturers of our many component parts and accessories.

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

Personnel

As of March 31, 2013, AeroGrow employed 22 employees with 20 full-time and two part-time.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good. Historically, our outsourced business also included manufacturing, some telemarketing, infomercial production, fulfillment and shipping.  Additional employees and/or consultants may be hired in the future as our operations merit.

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

Since we commenced operations in 2002, and through March 31, 2013, we incurred substantial losses, including a net loss of $8,258,594 for the twelve month period ended March 31, 2013.  As of March 31, 2013, our losses have resulted in an accumulated deficit of $76,004,171.  The future success of our business will depend on the success of the Scotts Miracle-Gro partnership, our ability to profitably expand sales of our AeroGarden indoor garden systems, seed kits and accessory products, and develop new product extensions and applications.

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

Our ability to borrow funds or raise additional equity may be limited by our financial condition.  In addition, a failure to obtain additional funding to support our working capital and operating requirements could prevent us from making expenditures that are needed to allow us to maintain our operations.  We may raise additional capital by renewing our current working capital facility at its maturity, in order to support our inventory and other operating requirements during the fiscal year ending March 31, 2014.  In the event we have working capital needs and cannot raise this additional funding, we will have to scale back on our operating plans for the current and future fiscal years.  There can be no assurance that we will be able to secure the additional capital in an amount and in time to support all of our operating plans.

As we grow our sales into the retail channel and increase sales through individual retailers, the loss or significant reductions in orders from our top retail customers could have a material adverse impact on our business.

In Fiscal 2013, our net sales to two retail customers totaled 74.0% of our total net sales to retailers.  The loss of one of these significant customers, or a significant decline in orders could materially affect our sales of indoor garden systems, seed kits and accessories, and could therefore have a material adverse effect on our business, prospects, results of operations, and financial condition.

We do not have long-term sales agreements with, or other contractual assurances as to future sales to, any of our current or planned major retail customers. In addition, our business may be negatively affected by changes in the policies of our retailers, such as payment terms, limitation to shelf space, price demands and other conditions.

Our recent inability to invest in the growth of our database of direct-to-consumer names may limit our ability to maintain or grow this sales channel.

Our direct response sales represented 86.0% of our total net sales during Fiscal 2013. Our marketing activities via email and catalogs focus on maximizing the lifetime value of AeroGrow customers through repeat sales of our seed kits, light bulbs and accessories. Our capital-constrained lack of investment in growing the database of potential customers could materially affect our sales of indoor garden systems, seed kits and accessories, and therefore have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

We currently depend on three contract manufacturers in China to produce our indoor garden systems. These manufacturers could fail to produce the indoor garden system to our specifications or in a workmanlike manner and may not deliver the systems on a timely basis. Our manufacturers must also obtain inventories of the necessary parts and tools for production. Although we own the tools and dies used by our manufacturers, our manufacturers operate in China.  As a result, our manufacturers may be subject to business risks that fall outside our control, including but not limited to, political, currency, and regulatory risks, each of which may affect the manufacturer’s ability to fulfill our orders for indoor garden systems. For example, a labor strike in the ports of Las Angeles and Long Beach delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during the third and fourth quarters of Fiscal 2013. In addition, weather or natural disasters in China could disrupt our supply of product.  Any change in manufacturers could disrupt or delay our ability to fulfill orders for indoor garden systems while we search for alternative supply sources, provide specifications, and test initial production.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

Our revenue and level of business activity are highly seasonal, requiring us to staff our operations, incur overhead and marketing costs, purchase and manufacture inventory, and incur other operating costs in advance of having firm customer orders for our products.  A material variance in actual orders relative to anticipated orders could have an adverse impact on our business.

For the fiscal year ended March 31, 2013, approximately 49.3% of our total net sales occurred during four consecutive calendar months (October through January).  We must therefore estimate sales in advance of the anticipated peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.   Shortfalls in the supply of our products could result in a significant loss of revenue due to lack of adequate product inventory.  For example, a labor strike in the ports of Las Angeles and Long Beach delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during the third and fourth quarters of Fiscal 2013. Alternatively, a shortfall in actual demand for our products, relative to forecast, during peak months could cause us to liquidate excess inventory at a loss or at substantially lower margins.  In any of these cases, we may not generate enough revenue to cover expenses incurred throughout the balance of the year.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

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

We believe that our complete indoor garden systems offer significant benefits over traditional hydroponic industry products.  However, there are companies in a variety of related markets, including but not limited to, consumer electronics, commercial hydroponics, gardening wholesale, and soil-based gardening that are larger, better funded, have more recognizable brand names, and have experience in our channels of distribution.  These companies could potentially decide to develop products to compete with our products. These companies could use hydroponic technologies, and could achieve better consumer acceptance.  The success of any competing products may have a material adverse effect on our business prospects, results of operations and financial condition.

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

Our current AeroGarden manufacturers are located in China and therefore our product costs may be subject to fluctuations in the value of the dollar against the Chinese currency and increases in Chinese labor rates.

Although we purchase our AeroGarden products in U.S. dollars, the prices charged by our factories are predicated upon their cost for components, labor and overhead. Therefore, changes in the valuation of the U.S. dollar in relation to the Chinese currency may cause our manufacturers to raise prices of our products, which could reduce our profit margins and have a material adverse effect on our business prospects, results of operations and financial condition.

If our indoor garden systems fail to perform properly, our business could suffer with increased costs and reduced income.

From our inception through March 31, 2013, we have sold approximately 1.1 million AeroGardens and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have a material adverse effect on our business prospects, results of operations and financial condition.

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

Currently, trading in our common stock is limited, and the price per share is likely to be influenced by the price at which and the amount of shares that selling security holders are attempting to sell at any time.  This could cause our stock price to decline.  Common stock such as ours may be subject to the activities of persons engaged in short selling securities, which generally has the effect of driving the price down. In addition, the common stock of emerging growth companies is typically subject to high price and volume volatility. Therefore, the price of our common stock has fluctuated, and may continue to fluctuate, widely. A full and stable trading market for our common stock may never develop and, as a result, stockholders may not be able to sell their shares at the time they elect, if at all.

 There may be substantial sales of our common stock by existing security holders which could cause the price of our stock to decline.

Future sales of substantial amounts of our common stock in the public market or the perception that such sales might occur, could cause the market price of our common stock to decline and could impair the value of an investment in our common stock and our ability to raise equity capital in the future.

As of March 31, 2013, we had 5,904,877, common shares issued and outstanding.

In April 22, 2013 (during the first quarter of the fiscal year 2014), we entered into a Securities Purchase Agreement with SMG Growing Media, Inc, a wholly owned subsidiary of The Scotts Miracle-Gro Company, a worldwide marketer of branded consumer lawn and garden products (“Scotts Miracle-Gro”).  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock and a warrant to purchase shares of the Company’s common stock (For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 8 “Subsequent Events” to our financial statements).

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

For example, on April 22, 2013 (during the first quarter of fiscal year 2014), we entered into a Securities Purchase Agreement with SMG Growing Media, Inc. (“SMG”), a wholly owned subsidiary of Scotts Miracle-Gro, a worldwide marketer of branded consumer lawn and garden products. Pursuant to the Securities Purchase Agreement, SMG acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant”).  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4,000,000 divided by a conversion price of $1.51 per share).  The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis,” constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned), as calculated as of the date or dates of exercise.  The Warrant can be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021 (For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 8 “Subsequent Events” to our financial statements).  The exercise price of the Warrant shall be equal to the quotient obtained by dividing:

(a) an amount equal to (i) 1.34 times the trailing twelve months “Net Sales” (which includes sales of the Company’s products by Scotts Miracle-Gro and its affiliates) minus (ii) “Debt Outstanding” net of cash (as such terms are defined in the Warrant, by

(b) the total shares of capital stock outstanding, including outstanding in-the-money options and warrants, but not the Warrant contemplated in this Private Offering.

The Warrant contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets).

Under the Securities Purchase Agreement, our Board of Directors (the “Board”) is required to consist of five members.  While the Warrant is outstanding, SMG is entitled to elect one director and have one additional Board observer.  Please see Note 8 Subsequent Events to our financial statements for more detailed disclosure.  As a result of this transaction, your rights as a common stockholder could be adversely affected.  Because the holder of Series B Preferred Stock is entitled to vote on an “as-converted” basis with the common stock. SMG controls approximately 31% of the voting power of our outstanding equity.  If SMG exercises the Warrant, its voting power will increase.  As a result, SMG may be deemed to have effective control over all matters requiring action by our stockholders, including the election of our entire Board.  It is unlikely that a change of control of our company could be effected without SMG’s approval.

Our outstanding warrants, options and any additional future obligations to issue our securities to various parties, may dilute the value of an investment in AeroGrow.  In addition, the terms and conditions of these securities could significantly impact the price of our common shares, and could adversely impact our ability to raise additional equity capital.

As of March 31, 2013, we had reserved for issuance up to approximately 3,457,178 additional shares of common stock under the terms of outstanding convertible notes, warrants, options, conversion of Series A Convertible Preferred and other arrangements.

On April 11, 2012, we completed a restructuring of our debt and equity accounts that involved the conversion of all of our outstanding secured convertible debt and all of the Series A Convertible Preferred shares into 3,928,620 shares of common stock.  In addition, during the period May 10, 2012 through May 31, 2012, 1,624,477 common stock warrants were exercised pursuant to a program under which we temporarily reduced the exercise price on all of our common stock warrants to $0.01 per share.    As of May 31, 2013, we had reserved for issuance up to approximately 527,270 additional shares of common stock under the terms of the remaining warrants and options to purchase our common stock (but excluding shares issuable upon SMG’s conversion of Series B Convertible Preferred Stock and upon exercise of the warrant (as described in the risk factor above and in Note 8 “Subsequent Events” to our financial statements).

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease a 9,868 square foot office space in, Boulder, Colorado, with a current monthly rent of $9,362, which is subject to 3.5% annual increases.  We also pay our proportionate share of building taxes, insurance and operating expenses. The lease term continues until September 30, 2014, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

While our facilities appear adequate for the foreseeable future, we may add space to meet future growth as needed. Upon expiration of our current leases, we believe that we will be able to either renew our existing leases or arrange new leases in nearby locations on acceptable terms. We believe that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business.  We cannot estimate with certainty our ultimate legal and financial liability with respect to any such pending litigation matters.  However, based on our examination, we believe of such matters, that our ultimate liability, if any, will not have a material adverse effect on our financial position, results of operations or cash flows.

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

	Fiscal Year Ended 3/31/13		Fiscal Year Ended 3/31/12
	High	Low	High	Low
1st Quarter - Ended June 30	$2.00	$1.00	$6.00	$2.00
2nd Quarter - Ended Sept 30	$2.00	$1.00	$3.00	$1.00
3rd Quarter - Ended Dec 31	$1.20	$0.51	$6.00	$1.00
4th Quarter - Ended Mar 31	$1.30	$0.82	$3.00	1.00

Stock prices for the period April 1, 2011 through October 16, 2012 have been adjusted to reflect a 1-for-100 reverse stock split that became effective on October 17, 2012, as previously reported in a Current Report on Form 8-K filed with the SEC on October 16, 2012.

Holders

As of June 15, 2013, we had approximately 604 holders of record of our common stock.  A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for additional information about holders of our common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the quarter ended March 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Statements of Operations Data
	Fiscal Years ended March 31,
	2013	2012
Revenues	$7,330,408	$8,230,424
Cost of revenue	4,000,126	4,164,676
Gross profit	3,330,282	4,065,748
Operating Expenses
Research and development	295,882	48,669
Sales and marketing	2,325,475	2,031,043
General and administrative	1,818,094	2,278,491
Total operating expenses	4,439,451	4,358,203
Loss from operations	(1,109,169)	(292,455)
Other (income) expense	7,149,425	3,258,579
Net loss	$(8,258,594)	$(3,551,034)

Net loss per share, basic and diluted	$(1.55)	$(19.98)
Weighted average number of common shares outstanding, basic and diluted	5,344,070	177,731

Balance Sheet Data
	2013	2012
Cash and cash equivalents	$524,491	$501,577
Total assets	$2,971,880	$4,379,004
Total liabilities	$3,542,929	$9,501,046
Total stockholders’ equity (deficit)	$(571,049)	$(5,122,042)

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

Executive Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded our operations and currently offer four different indoor garden models, more than 40 seed kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in seven other countries.

Background – Fiscal Years 2010 – 2013
Beginning in the fiscal year ended March 31, 2010 (“Fiscal 2010”), and continuing through the fiscal year ended March 31, 2013 (“Fiscal 2013”), we scaled back our operations, particularly in the retail channel, as a result of the general economic downturn and the resulting decline in consumer confidence and spending.   As of March 31, 2013, our products were offered in approximately 72 stores in North America, as compared to approximately 500 as of March 31, 2012.   We also re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity and lower upfront inventory costs.  To position our business for the future, we increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 1.3 million catalogues mailed in Fiscal 2013, significantly increased our web-selling presence and developed a robust e-mail marketing program.  In addition, we have tested print ads in national magazines, infomercials, mall kiosks, and long-form and short-form infomercials, and may increase our use of these marketing vehicles in the future.  In Fiscal 2013, approximately 86.0% of our total sales were to direct customers and approximately 14.0% of our total sales were to retail customers.  Amazon.com, Inc., our largest retailer customer, comprised approximately 71.8% of our sales to retailers during Fiscal 2013.

In the fiscal year ended March 31, 2012 (“Fiscal 2012”), we also recapitalized our balance sheet.  Specifically, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in short-term working capital debt,  restructured the payment schedule for a $2.1 million note payable to a supplier, and received approval from our shareholders and affected creditors to convert our Series A Preferred Stock and Subordinated Secured Convertible Notes into common stock  (see additional detail on these transactions below under the caption “Liquidity and Capital Resources” and in Note 7 “Stockholder’s Equity” to our financial statements).  The conversions of our convertible securities were completed in April 2012, during the first quarter of Fiscal 2013.  In addition, also during the first quarter of Fiscal 2013, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, resulting in $1.59 million of new common equity capital from warrant exercises.

Subsequent Event – April 2013 Strategic Alliance with Scotts Miracle-Gro
As disclosed above under the caption “Item 1. Business,” we entered into a Securities Purchase Agreement and strategic alliance in April 2013 with a wholly owned subsidiary of Scotts Miracle-Gro. Pursuant to the Securities Purchase Agreement, we issued (i) 2,649,007 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement.

In  the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, the strategic alliance affords us the use of the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We intend to use our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels.

As a result of these efforts, we believe we can meet our cash requirements for the next twelve months.  We may need to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event, we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

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

	March 31,	March 31,
	2013	2012
Finished goods	$606,101	$913,267
Raw materials	623,296	871,157
	$1,229,397	$1,784,424

We determine an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2013 and 2012, the Company had reserved $94,414 and $103,401, respectively, for inventory obsolescence.

Revenue Recognition
We recognize revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2013 and March 31, 2012, the Company had accrued $42,623 and $37,955 respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
We record warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.   Based upon the foregoing, we have recorded as of March 31, 2013 and March 31, 2012 a provision for potential future warranty costs of $9,514 and $8,304, respectively.

We reserve for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods. This allowance is deducted from payments made to us by such retailers. As of March 31, 2013 and March 31, 2012, the Company has recorded a reserve for customer returns of $27,255 and $27,258, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges paid by customers are included in product sales.

Stock Based Compensation
We account for share-based payments in accordance with FASB Accounting Standards Codification (“ASC”) 710-10-55 (prior authoritative guidance: FASB Statement 123(R) Shared-Based Payment).  We use the Black-Scholes option valuation model to estimate the fair value of stock option awards issued under ASC 710-10-55. For the years ended March 31, 2013, and 2012, equity compensation in the form of stock options and grants of restricted stock that vested totaled $176,850 and $258,892, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Years ended
	March 31, 2013	March 31, 2012
General and administrative	$135,643	$168,560
Sales and marketing	41,207	90,332
Total	$176,850	$258,892

Advertising and Production Costs
We expense all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  We record media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with ASC 340-20-25 (prior authoritative guidance: Statement of Position, “No. SOP 93-7” Reporting on Advertising Costs). In accordance with ASC 340-20-25, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2013 and March 31, 2012, the Company had deferred $3,799 and $2,524, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2013 and March 31, 2012, were $1,055,619 and $751,456, respectively.

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

Seasonality and Currency Fluctuations

We do not currently expect inflation to have a significant effect on our operations. Because our indoor garden systems are designed for an indoor gardening experience, we experience slower sales in the United States and Canada during the late spring and summer months when our consumers may tend to garden outdoors.  In addition, we have experienced increased sales during the holiday the third quarter of our fiscal year (October through December).  We sell to our international distributors in U.S. Dollars thereby minimizing effects from currency fluctuations.  We purchase our gardens and other accessory products from Chinese manufacturers, and these purchases are denominated in U.S. Dollars.  However, over time, the cost of the products we procure from China may be affected by changes in the value of the U.S. Dollar relative to the Chinese currency and/or by labor and material cost increases faced by our Chinese manufacturers.

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last two fiscal years:

	Fiscal Years Ended March 31,
	2013	2012
Net revenue
Direct-to-consumer	86.0%	89.8%
Retail	12.1%	8.6%
International	1.9%	1.6%
Total net revenue	100.0%	100.0%

Cost of revenue	54.6%	50.6%
Gross profit	45.4%	49.4%

Operating expenses
Research and development	4.0%	0.6%
Sales and marketing	31.7%	24.7%
General and administrative	24.8%	27.7%
Total operating expenses	60.5%	53.0%

Loss from operations	-15.1%	-3.6%

Total other (income)/expense, net	97.5%	39.6%

Net loss	-112.6%	-43.2%

Fiscal Years Ended March 31, 2013 and March 31, 2012

Summary Overview
For the fiscal year ended March 31, 2013 (“Fiscal 2013”), our net sales totaled $7,330,408, a decrease of 10.9% from the fiscal year ended March 31, 2012 (“Fiscal 2012”).

As of March 31, 2013, our products were being carried in approximately 72 retail storefronts, as compared to approximately 486 a year earlier. The decrease is the result of the completion of a promotion program for our AeroGarden 3 units at Canadian Tire stores in Canada.

Our direct-to-consumer sales declined, by 14.7% to $6,303,955, principally reflecting lower sales in the fiscal third quarter caused by a labor strike in the ports of Los Angeles and Long Beach which delayed the delivery of container loads of AeroGardens in the critical pre-Christmas time period, along with an overall decline in sales of seed kits and accessory items due in part to the aging of our direct response customer file. Our sales to retailer customers increased by 24.9% to $887,417 during Fiscal 2013.  The increase in sales to retailers reflected sales to newly acquired retail accounts, particularly Amazon.com. On a product line basis, we saw a year-over-year increase in the mix of AeroGardens as a percent of total revenue.  For the fiscal year ended March 31, 2013, AeroGarden sales decreased by 4.7% and represented 48.1% of total revenue, as compared to 44.9% in the prior year period.  This increase reflected the combined impact of stocking orders from new retailer accounts and a shift in our marketing mix to drive trial of AeroGardens by new consumers.   Seed kit and accessory sales decreased as a percent of the total to 51.9% from 55.1% in the prior year period.

We saw a 39.2% year-over-year decrease in the efficiency of our marketing efforts during Fiscal 2013, as measured by dollars of direct-to-consumer sales per dollar of advertising expense. Sales per dollar of advertising expense totaled $5.97 during Fiscal 2013, as compared to $9.83 per dollar of advertising expense in Fiscal 2012. Marketing efficiency declined as we moved from a reactive marketing strategy designed to conserve capital, to a proactive strategy designed to increase awareness and drive future product and seed kit sales.  The  $304,163 increase in advertising spend is an initial step in our plans to reverse the long term sales decline and begin growing revenue once again, combined with lower sales attributable to a labor strike in the ports of Los Angeles and Long Beach during the critical pre-Christmas period that delayed delivery of AeroGarden inventory.     Sales to international distributors increased in Fiscal 2013, by 4.5% to $139,036. This increase is exclusively attributable to reorders from our existing customers. The combination of these factors resulted in a year-over-year decline in total net sales of 10.9% to $7,330,408 in Fiscal 2013.

Our gross margin for Fiscal 2013 was 45.4%, down from 49.4% in the prior year, as efficiency gains in our assembly, fulfillment, and distribution operations were effectively offset by the shift in our revenue mix from higher margin direct response and seed kit sales to lower margin retailers and AeroGarden sales.

Operating expenses for Fiscal 2013 totaled $4,439,451, 1.9% or $81,248 higher than the prior fiscal year. Sales and marketing costs increased by 14.5%, including a $304,163, or 40.5% increase in advertising.  General and administrative expense totaled $1,818,094 during Fiscal 2013, down 20.2%, or $460,397 from Fiscal 2012.  The lower general and administrative expense primarily reflected the impact of spending reductions in all areas, including legal expenses, administration, and facility and office-related expenses.  Research and development costs also increased 507.9% year-over-year or $247,213 in Fiscal 2013, reflecting increased product development activity relative to the prior fiscal year primarily related to the development of the AeroGarden ULTRA.

Our loss from operations totaled $1,109,169 for Fiscal 2013, as compared to a loss of $292,455 in the prior year.  The higher loss resulted from an increase spending on marketing and product development combined with lower revenue and decreased margins during Fiscal 2013.

Other expense for Fiscal 2013 totaled $7,149,425, as compared to $3,258,579 in the prior year. The net other expense in the current year included $6,648,267 in non-recurring, non-cash debt conversion costs, $80,389 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts, and $130,992 in non-cash amortization expense related to short-term promissory notes issued in September 2012.

Our net loss for Fiscal 2013 totaled $8,258,594, up $4,707,560 from the prior year. The increased net loss is primarily due to the increase in net other expense related to the non-recurring, non-cash charges resulting from the conversion of our convertible debt into common equity in April 2012 as well as to the increased operating loss.

Revenue
The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2013, and March 31, 2012:

	Quarters ended				Year ended
	30-Jun-11	30-Sep-11	31-Dec-11	31-Mar-12	31-Mar-12
Sales – direct-to-consumer	$1,292,889	$1,268,479	$2,798,393	$2,027,086	$7,386,847
Sales – retail	151,024	197,658	206,007	155,782	710,471
Sales – international	35,990	31,382	21,545	44,189	133,106
	$1,479,903	$1,497,519	$3,025,945	$2,227,057	$8,230,424

	Quarters ended				Year ended
	30-Jun-12	30-Sep-12	31-Dec-12	31-Mar-13	31-Mar-13
Sales – direct-to-consumer	$1,332,155	$1,113,056	$2,322,967	1,535,777	$6,303,955
Sales – retail	43,783	6,419	626,072	211,143	887,417
Sales – international	40,595	24,785	23,454	50,202	139,036
	$1,416,533	$1,144,260	$2,972,493	$1,791,122	$7,330,408

In Fiscal 2013, revenue totaled $7,330,408, a decrease of $900,016, or 10.9%, from Fiscal 2012.  The overall sales decline in Fiscal 2013 resulted from a $1,082,892, or 14.7%, year-over-year reduction in direct-to-consumer sales, to $6,303,955, from $7,386,847 in Fiscal 2012, which more than offset the 24.9% increase in retail sales.  The decrease principally reflects the lower sales in the fiscal third quarter caused in part by a labor strike in the ports of Los Angeles and Long Beach which delayed the delivery of container loads of AeroGardens in the critical pre-Christmas time period along with an overall decline in sales of seed kits and accessory items.  During the Fiscal 2013, direct-to-consumer sales per dollar of advertising expense totaled $5.97 as compared to $9.83 in the prior year period, with much of the decline reflecting increases in advertising expense incurred during the fiscal third quarter, but prior to the commencement of the port labor strike that adversely impacted revenue.  In addition, we increased the utilization of catalog mailings and other marketing methods to prospect for new customers, which tend to generate lower immediate returns on marketing investment relative to marketing efforts focused on existing customers.  Finally, on a comparative year-to-date basis, our advertising spending in the prior year was constrained by liquidity issues for much of the time period.

Sales to retailer customers for Fiscal 2013 totaled $887,417, up $176,946, or 24.9%, from the same period a year earlier, principally reflecting sales to newly acquired retail accounts, particularly Amazon.com, during the latter half of Fiscal 2013.

International sales for Fiscal 2013 totaled $139,036, up $5,930 from Fiscal 2012.  This increase reflects the timing of reorders from existing international distributors, as we were not attempting to develop our international markets in Fiscal 2013.  As of March 31, 2013, our products were being sold in seven countries outside the United States and Canada, principally in Europe, Asia and in Australia.

The following table presents our quarterly sales by product category, in U.S. Dollars and as a percent of total net revenue, for Fiscal 2013 and Fiscal 2012.

	Quarters ended				Year ended
	30-Jun-11	30-Sep-11	31-Dec-11	31-Mar-12	31-Mar-12
Product Revenue
AeroGardens	$547,564	$475,184	$1,694,529	$979,905	$3,697,182
Seed kits and accessories	932,339	1,022,335	1,331,416	1,247,152	4,533,242
Total	$1,479,903	$1,497,519	$3,025,945	$2,227,057	$8,230,424
% of Revenue
AeroGardens	37.0%	31.7%	56.0%	44.0%	44.9%
Seed kits and accessories	63.0%	68.3%	44.0%	56.0%	55.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Quarters ended				Year ended
	30-Jun-12	30-Sep-12	31-Dec-12	31-Mar-13	31-Mar-13
Product Revenue
AeroGardens	$519,189	$411,302	$1846612	$747,508	$3,524,611
Seed kits and accessories	897,344	732,958	1,125,881	1,049,614	3,805,797
Total	$1,416,533	$1,144,260	$2,972,493	$1,797,122	$7,330,408
% of Revenue
AeroGardens	36.7%	35.9%	62.1%	41.6%	48.1%
Seed kits and accessories	63.3%	64.1%	37.9%	58.4%	51.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

AeroGarden sales totaled $3,524,611 in Fiscal 2013, down $172,571 or 4.7%, from the year earlier. The minimal decrease is garden sales compared to the overall sales decrease, reflects the increase in sales to retailers in the fiscal third quarter, the increase in direct-to-consumer prospecting activity which tends to generate a higher mix of AeroGarden sales, and the launch of the new AeroGarden ULTRA model.   Sales of seed kits and accessories declined, by $727,445, or 16.0%, principally reflecting the overall decline in direct-to-consumer sales and the shift in marketing mix to new customer acquisition activity.    On a cumulative basis, we have sold approximately 2.6 million after-market seed kits to-date.  In Fiscal 2013, sales of seed kits and accessories represented 51.9% of our total net revenue, down from 55.1% in the prior fiscal year.

Cost of Revenue
Cost of revenue for Fiscal 2013 totaled $4,000,126, a 4.0% decrease from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing, and duties and customs fees applicable to products imported. The dollar amount of cost of revenue decreased because of the decrease in total sales, as well as cost reductions in our seed kit assembly, fulfillment, and distribution operations.  As a percent of total revenue, cost of revenue totaled 54.6% in Fiscal 2013, as compared to 50.6% in the year earlier period.  The increase in costs as a percent of revenue reflected a greater mix of lower-margin retail and AeroGarden sales, and the amortization of access overhead in inventory,

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product; in retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing costs.  For international sales, margins are based on the distributor purchasing products by letter of credit or cash-in-advance terms with the distributors bearing all of the marketing and distribution costs within their territories.  As a result, international sales generally have lower margins than domestic retail sales.  Overall, the gross margin for Fiscal 2013 was 45.4% as compared to 49.4% in the prior year.

Sales and Marketing
Sales and marketing costs for Fiscal 2013 totaled $2,325,475, an increase of $294,432, or 14.5%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for Fiscal 2013 and Fiscal 2012:

	Fiscal Years Ended March 31,
	2013	2012
Advertising	$1,055,619	$751,456
Salaries and related expenses	1,004,194	998,963
Sales commissions	41,843	9,003
Trade shows	9,165	--
Other	214,654	271,621
	$2,325,475	$2,031,043

Advertising is principally composed of the costs of developing and airing our infomercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these can be key components of our integrated marketing strategy because they generate direct-to-consumer sales and help build awareness of, and consumer demand for, our products in all our channels of distribution.  Advertising expense totaled $1,055,619 for Fiscal 2013, a year-over-year increase of 40.5%, or $304,163, reflecting more catalogues mailed during the current year period, and increases in all areas of advertising activity because liquidity issues severely constrained advertising spending during the prior year period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  Personnel costs for sales and marketing in Fiscal 2013 were $1,004,194, up 0.5% from Fiscal 2012.

Sales commissions, generally 5% of cash collections from our retailer customers, are paid to third-party sales representatives that assist us in developing and maintaining relationships with retailers.  Sales commission expense totaled $41,483 for the fiscal year ended March 31, 2013, up 364.8% from the prior fiscal year.  The year-over-year increase in sales commission expense resulted from the increase in retail sales.

Other marketing expenses decreased year-over-year because of reductions in travel expense, inventory storage fees, order processing costs, and generally reduced spending in a variety of categories.

General and Administrative
General and administrative expense for the fiscal year ended March 31, 2013 totaled $1,818,094, down $460,397, or 20.2% from the prior fiscal year.  The decrease reflected a reduction in depreciation and amortization expense, as well as spending reductions in all areas, including legal expenses, administration, and facility and office-related expenses.

Research and Development
Research and development costs totaled $295,882 for Fiscal 2013, an increase of $247,213, or 507.9%, from the prior fiscal year.

Research and development costs are comprised of payroll and other costs associated with (i) development of new AeroGarden models and technologies; (ii) our plant laboratories that research new plant varieties; and (iii) new technologies, such as improved lighting and nutrient formulation and delivery to enhance the performance of our products.  The increase principally reflected expenses related to design and consulting service expenses we incurred to support new product development activities related to the launch of the AeroGarden ULTRA.

Operating Loss
The loss from operations totaled $1,109,169 in Fiscal 2013, an increase of $816,714, or 279.3%, over the prior year, primarily as a result of increased spending on business development activities including marketing and product development costs designed to grow the business long term, combined with lower sales.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA loss for Fiscal 2013 totaled $757,791, $1,056,289 less favorable than the $298,498 EBITDA recognized during the prior year.

	Fiscal Years Ended March 31,
	2013	2012
Operating loss	$(1,109,169)	$(292,455)
Add Back Non-Cash Items:
Depreciation	160,613	235,972
Amortization	13,915	96,089
Stock based compensation	176,850	258,892
Total Non-Cash Items	351,378	590,953

EBITDA	$(757,791)	$298,498

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

Other Income and Expense
Other expense for Fiscal 2013 totaled $7,149,425, as compared to $3,258,579 in the prior year. The net other expense in Fiscal 2013 included $6,648,267 in non-recurring, non-cash debt conversion costs, $80,389 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts, and $130,992 in non-cash amortization expense related to short-term promissory notes issued in September 2012.  Net other expense for Fiscal 2012 included $398,373 in gains related to accounts payable balance concessions we negotiated with certain of our vendors and $2,182,842 in non-cash amortization expense related to the 2010 issuance of convertible promissory notes were fully converted into common equity in April 2012.

Net Loss
The net loss for Fiscal 2013 was $8,258,594, $4,707,560 higher than in Fiscal 2012, primarily due to the increase in net other expense related to the non-recurring, non-cash charges resulting from the conversion of our convertible debt into common equity in April 2012, as well as the increased operating loss during the year.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in assets and liabilities, the net cash used by operating activities totaled $342,152 in Fiscal 2013 as compared to net cash provided by operating activities of $369,460 in the prior fiscal year.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, issuances of common stock and options, and interest expense from warrants issued with convertible debentures, totaled $7,257,270 of non-cash expense Fiscal 2013, as compared to of $3,114,529 in the prior fiscal year.

Changes in current assets contributed cash of $469,651 during Fiscal 2013, principally from reductions in inventory and other current assets.  In Fiscal 2012, changes in these assets contributed $937,743 reflecting decreases in accounts receivable and inventory.  As of March 31, 2013, the inventory balance was $1,229,397, representing approximately 112 days of sales activity during Fiscal 2013.  Net accounts receivable totaled $173,096 as of March 31, 2013, representing approximately 71 days of net retail sales activity at the average daily rate of sales recognized during Fiscal 2013.  The days of sales in receivables and inventory calculations can fluctuate, and are greatly impacted, by our seasonality, and by the timing of sales and receipts of inventory during the period.

Current operating liabilities increased $189,521 during Fiscal 2013, principally because of reductions in accounts payable totaling $228,598 which were offset by a $323,464 increase in accrued interest and customer deposits and $67,590 in accrued expenses.  In the prior year period, current operating liabilities decreased $131,778 during the twelve months ended March 31, 2012, principally because of reductions in accounts payable and accrued expenses totaling $667,398 which were partially offset by a $568,602 increase in accrued interest. Accounts payable as of March 31, 2013 totaled $379,242, representing approximately 16 days of daily expense activity at both the average daily rate of expenses incurred during Fiscal 2013.

Net investment activity used $302,719 of cash totaling, principally because of the purchase of tooling for the AeroGrow ULTRA, as compared to cash provided of $369,460 in the prior year.  Net financing activity, including the issuance of short-term working capital debt and the net reduction in total debt obligations, provided cash of $667,785 during Fiscal 2013, as compared to a use of cash of $311,606 in the prior year.

As of March 31, 2013, we had a cash balance of $566,785, of which $42,924 was restricted as collateral for our various corporate obligations.  This compares to a cash balance of $544,333 as of March 31, 2012, of which $42,756 was restricted.

As of March 31, 2013 and March 31, 2012, the outstanding balance of our note payable and debt, including accrued interest, is as follows:

	March 31,	March 31,
	2013	2012
Main Power Promissory Note	$1,703,764	$1,999,297
First Western Trust Term Loan	322,832	578,445
Subordinated Secured Convertible Notes	--	5,032,188
Notes Payable –Credit Card Receipts-Backed Notes	640,373	941,815
Pawnee Promissory Note	41,514	74,422
Total Debt	2,708,483	8,626,167
Less current portion	1,539,722	2,030,869
Long Term Debt	$1,168,761	$6,595,298

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

The parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  As of March 31, 2013, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $1,703,764 and we were current and in compliance with all terms and conditions.

On April 23, 2013, the MainPower Promissory Note outstanding, including all accrued interest, was paid in full for $950,000. For further information in the termination of the Main Power Promissory Note, please see Note 8 “Subsequent Events” to our financial statements.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal and interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of March 31, 2013, $322,832 was outstanding under the FWTB Term Loan, including accrued interest and we were current and in compliance with all terms and conditions.

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

On April 11, 2012, Subordinated Secured Convertible Notes totaling $7,444,380, inclusive of accrued interest of $647,985, were converted into 2,977,815 shares of our common stock, reflecting a conversion price of $2.50 per share of common stock.  Subsequent to the conversions, there were no remaining Subordinated Secured Convertible Notes or accrued interest outstanding.  The Subordinated Secured Convertible Notes holders agreed to convert the Subordinated Secured Convertible Notes into common stock in exchange for our agreement to reduce the conversion price from $10.00 per share of common stock to $2.50 per share of common stock.  As a result of the conversion of the Subordinated Secured Convertible Notes into common equity, we recognized a total of $6,648,267 in non-cash expense comprising $3,461,637 of debt conversion costs on the exchange and $3,186,630 on the accelerated recognition of the debt discount and deferred debt issuance costs during Fiscal 2013.

As of March 31, 2013, there were no Subordinated Secured Convertible Notes or accrued interest outstanding.

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

For the twelve months ended March 31, 2013 and March 31, 2012, the total amortized deferred debt issuance costs relating to the 2010 Credit Card Offering were zero and $23,401, respectively.

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

Notes Payable – 2012 Credit Card Receipts-Backed Notes

On September 14, 2012, we closed on the private sale of $1,285,722 in Series 2012CC 15% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2012 Credit Card Notes”) and 128,573 shares of common stock (collectively, the “2012 Credit Card Offering”).  Consideration for the 2012 Credit Card Offering comprised $1,285,722 in cash.  After deducting $46,129 of placement agent sales commissions (5% on third-party investors, 3% on company-referred investors and 0% on investments by our officers and directors) and expenses, net cash proceeds to AeroGrow totaled $1,239,594.   In addition, we  issued 12,858 shares of common stock to the placement agent as additional sales compensation, representing one share of common stock for every 10 shares issued to investors in the 2012 Credit Card Offering.

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

The 2012 Credit Card Notes bear interest at 15% per annum and have a final maturity of November 1, 2013.  Of our daily credit card receipts, 20% will be held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2012 Credit Card Offering.

As of March 31, 2013, $640,373 was outstanding under the 2012 Credit Card Notes, including accrued interest and we were current and in compliance with all terms and conditions.

Pawnee Lease Promissory Note

On November 30, 2011, we executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which we will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) October 2011 through April 2012 (aggregate payments for the period of $63,320); (ii) May 2012 through April 2013 (aggregate payments for the period of $110,764); and (iii) May 2013 through April 2014 (aggregate payments for the period of $114,641), and (iv) May 2014 through September 2014 (aggregate payments for the period of $48,450).  The Lease Promissory Note can be prepaid at any time, at our option, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of March 31, 2013, the outstanding balance of the Lease Promissory Note, including accrued interest, was $41,514 and we were current and in compliance with all terms and conditions.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $566,785 ($42,294 of which is restricted as collateral for our various corporate obligations) as of March 31, 2013;
•
the increase in our cash balance as of June 15, 2013 to $3,414,966 ($15,014 of which is restricted as collateral for our various corporate obligations), primarily resulting from the sale of convertible preferred stock and intellectual property  to Scotts Miracle-Gro on April 22, 2013 (as discussed below and in Note 8 “Subsequent Events” to our financial statements);

•	continued support of, and extensions of credit by, our suppliers and lenders;
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August;
•	the level of spending necessary to support our planned initiatives; and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of the planned direct-to-consumer sales initiatives.

During Fiscal 2012 and Fiscal 2013 we took a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.

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

In Fiscal 2013, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, and raised $1.59 million in common equity capital.

On April 23, 2013, during the first fiscal quarter of the year ended December 31, 2014, the Company entered into a Securities Purchase Agreement with a wholly owned subsidiary of Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired the following securities for an aggregate purchase price of $4,000,000; (i) 2,649,007 shares of our Series B Convertible Preferred Stock, par value $0.001 per share, and (ii) a warrant to purchase shares of our common stock.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company totaled to $3,830,000.  In addition, we also agreed to sell all intellectual property associated with our Hydroponic IP, other than the AeroGrow and AeroGarden trademarks, to Scotts Miracle-Gro for $500,000.  Please see Note 8 “Subsequent Events” to our financial statements.  Finally, we repaid the outstanding balance on the MainPower Promissory Note, which outstanding, including all accrued interest, which totaled to $1,703,764 as of March 31, 2013, was paid in full for $950,000.

Based on these facts and assumptions, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next twelve months.

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer,
•	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
•	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations,
•	the seasonality of our business, in which we have historically experienced higher sales volume during the fall and winter months (September through March),
•	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China, and
•	the success of the Scotts Miracle-Gro relationship.

Off-Balance Sheet Arrangements

We do not have current commitments under capital leases and have not entered into any contracts for financial derivative such as futures, swaps, and options.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2013.

	Less than 1 year	1 -3 years	More than 3 years	Total

Operating leases	$234,312	$68,140	$-	$302,452
Notes payable and long-term debt	1,539,771	1,226,772	-	2,708,483

Totals:	$1,774,083	$1,294,912	$-	$3,010,935

See Note 2 and Note 6 to our financial statements for additional information related to our notes payable and long term debt and operating leases, respectively.

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

The audit report of Eide Bailly on the financial statements of the Company as of and for the years ended March 31, 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows noted below.

Eide Bailly’s report on the financial statements of the Company as of and for the year ended March 31, 2011 contained a separate paragraph stating:

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

In connection with the audit of the years ended March 31,  2011, and through to November 17, 2011, there were no disagreements between the Company and Eide Bailly on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eide Bailly, would have caused Eide Bailly to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

During the audit of the years ended March 31,  2011and through to November 17, 2011, there were no “reportable events” with respect to the Company as that term is defined in item 304(a)(l)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended (“Regulation S-K”).

We provided a copy of the foregoing disclosures to Eide Bailly and requested that Eide Bailly furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of that letter furnished in response to that request was filed as Exhibit 16.1 to our Form 8-K filed with the SEC on November 23, 2011.

On November 22, 2011, we executed an engagement letter with EKS&H LLLP (“EKS&H”) to assume the role of our independent registered public accounting firm.

During audit of the years ended March 31,  2011and the subsequent interim period prior to the engagement of EKS&H, neither we nor anyone on our behalf consulted EKS&H regarding: (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.

The decision to appoint EKS&H as our independent registered public accounting firm was approved by the Audit Committee of the Board of Directors and ratified by the full Board of Directors on November 21, 2011.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our assessment, management has concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of March 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2013 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

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

Name	Age	Position with AeroGrow
J. Michael Wolfe	54	President, Chief Executive Officer and Director
Grey H. Gibbs	46	Vice President - Accounting
John K. Thompson	52	SVP, Sales & Marketing and Secretary

J. Michael Wolfe, age 54, has been a director since February 2011.  Mr. Wolfe became our Chief Operating Officer in January 2010, our President on February 9, 2011, and our Chief Executive Officer on March 31, 2011.  He previously served as Vice President of Operations since April 2006.  Prior to joining AeroGrow, Mr. Wolfe was an independent consultant.  From 1992 to 2002, he was President and Chief Operating Officer of Concepts Direct and was its Chief Executive Officer from 2000 to 2001.  At Concepts Direct, Mr. Wolfe oversaw the development, launch and operations of seven independent catalogs.  From 1987 to 1992, Mr. Wolfe served as Vice President of database management company Wiland Services, Inc, where he oversaw the redesign of the company’s product line, its sales and investor relations.  Mr. Wolfe’s leadership experience, combined with his extensive direct response marketing background, his executive experience at a variety of direct response companies, and his knowledge of AeroGrow’s history and business, led the Board to conclude that he should serve as a director.

Grey H. Gibbs, age 46, has been with AeroGrow since November of 2007. He was named Vice President – Accounting in February 2011.  From 2006 to 2011, Mr. Gibbs was Director of Sarbanes-Oxley Compliance, and from 2004 to 2006, Assistant Corporate Controller, of Swift & Company, an animal protein processor.  From 2003 to 2004, Mr. Gibbs was the Chief Financial Officer of JCIT International, a educational and consulting firm in lean manufacturing.  From 1994 to 2002, Mr. Gibbs served in a range of   strategic and financial roles for Agilent Technologies and Hewlett Packard, including New Product Introduction Program Manager, Outsourcing Program Manager, Site Finance Manager, Planning and Reporting Analyst and Senior Internal Auditor. Mr. Gibbs was also an Audit Supervising Senior for KPMG LLP form 1991 to 1994.

John K. Thompson, age 52, became Senior Vice President of Sales and Marketing on January 14, 2010.  Mr. Thompson joined AeroGrow in 2002 and has served in a variety of senior management positions at AeroGrow, including his most recent position as Vice President of Marketing, which he assumed in October 2009.  Mr. Thompson also served as the Company’s International Division General Manager and Vice President of Investor Relations, and was instrumental in the research activities leading up to the development and launch of the Company’s AeroGarden product line.  Prior to joining AeroGrow, Mr. Thompson was Director of Marketing for Productivity Point International, a direct marketing and direct sales company, and Sales and Marketing Manager for CareerTrack, a direct marketing company that sold personal and professional growth products to the consumer and commercial markets.

Board of Directors

Our Board of Directors oversees the management of AeroGrow on your behalf. Among other things, the Board reviews our long-term strategic plans and exercises direct decision-making authority on key issues, including the appointment of our executive officers and setting the scope of their authority in managing AeroGrow’s day-to-day operations.  Our Board is currently comprised of Jack J. Walker (Chairman), Michael S. Barish, Wayne E. Harding III, and J. Michael Wolfe.  Biographical information about Messrs. Clarke and Wolfe is contained above under the caption heading “Executive Officers.”  Biographical information for Messrs. Barish, Harding and Walker is presented below.

Jack J. Walker, age 78, has been a director since February 2006, and became Chairman of the Board in July 2008.  Mr. Walker served as President from January 2010 until February 9, 2011and as our Chief Executive Officer from January 2010 until March 31, 2011.  Mr. Walker has been the Managing Member of Walker Enterprises LLLP, and its predecessors, a real estate investment and development company, since 1980.  During that time he has developed in excess of $500 million of commercial real estate in California, Colorado, Arizona and Texas.  He serves on the Board of Pathogen Systems, Inc. and is an advisor to several start-up companies.  Mr. Walker is an English Solicitor and began his career in 1956 in London, England.  In 1968, Mr. Walker founded English & Continental Property Company, and served as Joint Managing Director of this commercial property development company, which operated in Europe with over 200 staff, until its sale to the Post Office Pension Fund in 1973.  From 1973, Mr. Walker controlled several English listed companies, including Charles Spreckly Industries, Town & Commercial Properties and Associated Development Holdings, with worldwide interests and over 3,500 employees.  Mr. Walker served as a director of supermarket group Megafoods Stores, Inc. from 1987 to 1993, and was Chief Financial Officer for part of that time.  Mr. Walker serves as a director of and advisor to various civic and charitable organizations.  Mr. Walker's extensive executive leadership experience, combined with his international and entrepreneurial business background and broad range of knowledge of AeroGrow's history and business, among other factors, led the Board to conclude that he should serve as a Director and Chairman of the Board.

Michael S. Barish, age 73, has been a director since July 2009.  Mr. Barish co-founded Lazarus Investment Partners LLLP, a private investment partnership focused on microcap stocks, in 2003, and served as the fund’s Chief Investment Officer until his retirement in June 2009.  In 1973, Mr. Barish founded Cambiar Investors and grew the firm’s assets from less than $1 million in 1973 to over $2.3 billion upon his retirement in 2001.  Mr. Barish’s experience as a chief investment officer, particularly his specialized focus on microcap stocks, led the Board to conclude that he should serve as a director.

Chris J. Hagedorn, age 28, has been a director since April 2013.  Mr. Hagedorn was appointed the Director of Indoor Gardening at Scotts Miracle-Gro in May of 2013. From 2011 to 2013, Mr. Hagedorn served as a Marketing Manager for the North Region at Scotts Miracle-Gro. Between 2007 and 2010, Mr. Hagedorn served as a Copywriter at ML Rogers Agency after graduation with a bachelor’s degree from Bowdoin College. Mr. Hagedorn was appointed to the Board by Scotts Miracle-Gro pursuant to a condition to the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allows Scotts Miracle-Gro, as holder of the Series B Preferred Convertible Stock, to appoint one member to the Board of Directors for so long as the Warrant remains outstanding.  For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 8. “Subsequent Events” to our financial statements.   Mr. Hagedorn’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, led the Board to conclude that he should serve as a director.  Mr. Hagedorn is the son of James Hagedorn, the Chief Executive Officer and Chairman of the Board of The Scotts Miracle-Gro Company (NYSE: “SMG”).

Wayne E. Harding III, age 58, has been the Chief Financial Officer of Two Rivers Water & Farming Company (“Two Rivers”), a publicly traded company (OTC QB: TURV) that acquires and develops high yield irrigated farmland and the associated water rights in the western United States, since September 2009, and previously served as the controller of Two Rivers, beginning in July 2008.  Prior to joining Two Rivers, Mr. Harding served as vice president business development of Rivet Software since December 2004.  Mr. Harding was the principal of Wayne Harding & Company P.C., a financial consulting organization, from August 2002 to December 2004.  Mr. Harding was owner and President of Wayne Harding & Company CPAs, and from 2000 until August 2002, he was director-business development of CPA2Biz.  Mr. Harding also served on the Board, and was chair of the Governance, Compensation and Nominating Committee and the Audit Committee, for AeroGrow from 2005 – 2007.  Mr. Harding holds an active CPA license in Colorado and a CGMA (Charter Global Management Accountant) designation.  He received his BS and MBA degrees from the University of Denver.  He previously served on the American Institute of CPAs (AICPA) Council, is a past-President of the Colorado Society of CPAs, and was the recipient of the prestigious AICPA Special Recognition Award for his early involvement in developing the AICPA XBRL project.  Mr. Harding also teaches accounting in the University of Denver MBA program.  Mr. Harding’s experience as a Chief Financial Officer of a public company, as a CPA, and as a former Board member of AeroGrow led the Board to conclude that he should serve as a director.

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

The Governance, Compensation and Nominating Committee does not have a formal policy concerning stockholder recommendations to the Board of Directors and we did not receive any recommendations from stockholders requesting that the Board consider a candidate for inclusion as a nominee. The Committee has determined that it is appropriate to not have such a policy given the infrequency of such recommendations.  The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. The Committee would consider any candidate proposed in good faith by a stockholder on the same basis as a candidate proposed directly by the Board. To do so, a stockholder should send the candidate’s name, credentials, contact information, and his or her consent to be considered as a candidate to the Governance, Compensation and Nominating Committee, c/o Corporate Secretary, AeroGrow International, Inc., 6075 Longbow Drive, Boulder, Colorado, 80301.   The proposal should be received by the due date for a stockholder proposal, as set forth below under the caption heading “Submission of Stockholder Proposals,”  in order to be considered timely for consideration at  the Annual Meeting of Stockholders or, in lieu of an annual meeting, for an action by written consent of the stockholders.  The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long).

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

Meetings.  During the fiscal year ended March 31, 2013 the Board held nine meetings.  Each director attended all of the meetings held by the Board during the period that he served as a director of AeroGrow.  Also during the fiscal year ended March 31, 2013, the Audit Committee held four meetings and the Governance, Compensation and Nominating Committee held two meetings.  Each committee member attended all of the committee meetings held during the period that he served as a committee member.

The Company encourages all incumbent directors, as well as all nominees for election as director, to attend the annual stockholder meetings, but they are not required to do so.  We did not hold an annual meeting last year.

Code of Ethics

The Board of Directors has adopted a Code of Ethics to provide guidance to all of our directors, officers and employees, including our principal executive officer, principal financial and accounting officers, and persons performing similar functions.  The Code of Ethics is posted on our website at www.aerogrow.com, and may be found by linking to “Investors” and then “Code of Ethics.”  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website.

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

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended March 31, 2013, all such filings required to be made by our Section 16 insiders were timely filed in accordance with the requirements of the Exchange Act except for the following:  (i) one report filed by Lazarus Investment Partners LLLP relating to the purchase of our convertible notes on November 3, 2010, February 1, 2011, October 3, 2011, April 11, 2012, the purchase of our Series A Convertible Preferred Stock and Series A Warrants to purchase our Series A Convertible Preferred Stock on April 11, 2012, and the exchange of Series A Convertible Preferred Stock and Series A Warrants for common stock and common stock warrants, respectively, on April 11, 2012, were reported late on Monday, April 23, 2012; (ii) one report filed on behalf of Mr. Harding  relating to the exercise of a warrant to purchase common stock on Thursday, May 31, 2012 was filed one business day late on Tuesday, June 5, 2012; (ii) one report filed by Lazarus Investment Partners LLLP relating to the exercise of warrants to purchase common stock on May 31 and June 1, 2012 was filed late on Friday, June 15, 2012 (iv) one report filed by Lazarus Investment Partners LLLP relating to purchases of our common stock on July 26, July 30, July 31, August 1, August 2, August 8, August 17, August 31, September 4, September 5, September 6 and September 18, 2012 was filed late on Tuesday, September 25, 2012; (v) reports filed on behalf of Messrs. Gibbs, Thompson, Clarke (former Chief Financial Officer), and Wolfe, each relating to a stock option grant on Friday, February 8, 2013, were filed one business day late on Wednesday, February 13, 2013; and (vi) one report filed by Lazarus Investment Partners LLLP relating to purchases of our common stock on September 26, September 27, October 17, October 31, November 1, November 5, December 14, December 23, December 31, 2012, January 2, 2013, and January 9, 2013 was filed late on Wednesday, May 15, 2013.

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

We compensate our executives through a mix of base salary, bonus, and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.  In making compensation decisions, the Governance, Compensation and Nominating Committee, may compare certain elements of total compensation against other comparable publicly traded and privately held companies that compete in our markets.  However, the Committee did not use any peer group or benchmarking data in determining executive compensation during Fiscal 2013.  Rather, the Committee’s primary focus was on our liquidity issues and the compensation amounts that we could reasonably afford to pay.  A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy mentioned above.  There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  Rather, the Governance, Compensation and Nominating Committee reviews information such as that referenced above with respect to the Compensation Peers to determine the appropriate level and mix of incentive compensation.  Income from such incentive compensation is realized as a result of the performance of AeroGrow or the individual, depending on the type of award.

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

Role of Executive Officers in Compensation Decisions

The Governance, Compensation and Nominating Committee make all compensation decisions for the executive officers and approve recommendations regarding equity awards to all elected officers.  The Chief Executive Officer annually reviews the performance of each Named Executive Officer (other than the Chief Executive Officer, whose performance is reviewed by disinterested members of the Governance, Compensation and Nominating Committee).  “Named Executive Officers” include our (i) Chief Executive Officer; (ii) former Chief Executive Officer; and (iii) other two most highly compensated executive officers based on SEC regulations.  Compensation ranges for our Named Executive Officers are based on the individual’s experience and prior performance, as well as AeroGrow’s operating performance.  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Governance, Compensation and Nominating Committee.  The Governance, Compensation and Nominating Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Components of Total Compensation

In Fiscal 2013, the principal components of compensation for executive officers were:

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

Performance-Based Annual Incentive Compensation

Though markets dictate that base salaries must be competitive, we are moving toward basing a greater proportion of our executive compensation on the achievement of measurable individual and company results through the award of annual incentive bonuses.  These bonuses are often tied to performance against AeroGrow’s EBITDA objectives.  By increasing variable pay as a percentage of total compensation, the Governance, Compensation and Nominating Committee believes that executive compensation will be more aligned with value delivered to our stockholders.  This limits fixed costs and also results in higher pay occurring only in years when merited by high performance.  We paid an aggregate of $2,178 in discretionary cash bonuses to our Named Executive Officers in Fiscal 2012.  We accrued $13,854 in performance-based bonuses during Fiscal 2012 for payments that were paid to our Named Executive Officers during of Fiscal 2013.

Long Term Stock-based Compensation

This category of awards covers options granted to executives out of our 2005 Equity Compensation Plan 9the “2005 Plan”), and that vest over time, at different rates for different executives.  Because these awards vest over time and become more valuable to the recipient only as our stock price increases, the Governance, Compensation and Nominating Committee believes these are a useful form of long-term incentive compensation, with the potential to directly align the interests of shareholders and management.  During Fiscal 2013, we granted options to purchase 265,723 shares of common stock under the 2005 Plan.  For more details about outstanding stock options held by our Named Executive Officers, please refer to the table below entitled “Outstanding Equity Awards at Fiscal Year End.”

At March 31, 2013, options to purchase 162,387 shares of our common stock were unvested. These options t will result in up to $112,047 of compensation expense as they vest over the next 22 months.

Executives and Employment Arrangements

The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us during Fiscal 2013, to our Named Executive Officers who were employed by AeroGrow as of March 31, 2013.

Employment Contracts

We have entered into employment agreements with J. Michael Wolfe, H. MacGregor Clarke, and John K. Thompson.

J. Michael Wolfe

Effective as of March 4, 2012, AeroGrow and J. Michael Wolfe entered into an employment agreement (the “Wolfe Agreement”) that provides that he will be employed as the Chief Executive Officer and must devote substantially all of his working time and efforts to our business.  The Wolfe Agreement superseded and replaced a previous agreement between the parties dated as of February 9, 2009.  The Wolfe Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Wolfe Agreement, Mr. Wolfe’s annual base salary was set at $200,000 until September 2, 2012, at which time his annual base salary increased to $226,923.  Beginning on April 1, 2013, and each April 1 thereafter, Mr. Wolfe’s annual base salary will be increased by 3%, or such higher percentage as may be determined by our Board of Directors.  In addition, Mr. Wolfe will receive an automobile allowance of $750 per month during the term of the Wolfe Agreement.  Mr. Wolfe is eligible to participate in our annual cash incentive compensation plan for senior managers, and in our 2005 Equity Compensation Plan, each as determined by the Board of Directors from time to time.  The Wolfe Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  In the event that we terminate the employment of Mr. Wolfe without cause (as determined under the Wolfe Agreement), Mr. Wolfe will be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  In the event that we breach any term of the Wolfe Agreement and such breach is not cured within thirty days of notice being given, then Mr. Wolfe can terminate his employment and be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  The Wolfe Agreement also requires Mr. Wolfe to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Wolfe Agreement and for a period of twelve months following the termination of the Wolfe Agreement.

H. MacGregor Clarke

Effective as of March 4, 2012, AeroGrow and H. MacGregor Clarke entered into an employment agreement (the “Clarke Agreement”) that provides that he will be employed as the Chief Financial Officer and must devote substantially all of his working time and efforts to our business.  The Clarke Agreement superseded and replaced a previous agreement between the parties dated as of May 23, 2008.  The Clarke Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Clarke Agreement, Mr. Clarke’s annual base salary was set at $200,000 until September 2, 2012, at which time his annual base salary increased to $226,923.  In addition, Mr. Clarke received an automobile allowance of $750 per month during the term of the Clarke Agreement.  Mr. Clarke was eligible to participate in our annual cash incentive compensation plan for senior managers, and in our 2005 Equity Compensation Plan, each as determined by the Board of Directors from time to time.  The Clarke Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  The Clarke Agreement also requires Mr. Clarke to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Clarke Agreement and for a period of twelve months following the termination of the Clarke Agreement. Mr. Clarke resigned effective as of April 5, 2013 to pursue another opportunity, as disclosed in a Current Report on Form 8-K filed with the SEC on March 22, 2013.  Mr. Clarke did not receive any severance compensation.

On March 21, 2013, H. MacGregor Clarke announced his resignation as Chief Financial Officer and his resignation from the Company’s Board of Directors, effective as of April 5, 2013.

John K. Thompson

Effective as of March 4, 2012, AeroGrow and John K. Thompson entered into an employment agreement (the “Thompson Agreement”) that provides that he will be employed as the Senior Vice President, Sales and Marketing and must devote substantially all of his working time and efforts to our business.  The Thompson Agreement superseded and replaced a previous agreement between the parties dated as of January 26, 2009.  The Thompson Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Thompson Agreement, Mr. Thompson’s annual base salary was set at $150,000 until September 2, 2012, at which time his annual base salary increased to $167,307.  Beginning on April 1, 2013, and each April 1 thereafter, Mr. Thompson’s annual base salary will be increased by 3%, or such higher percentage as may be determined by our Board of Directors.  Mr. Thompson is eligible to participate in our annual cash incentive compensation plan for senior managers, and in our 2005 Equity Compensation Plan, each as determined by the Board of Directors from time to time.  The Thompson Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  In the event that we terminate the employment of Mr. Thompson without cause (as determined under the Thompson Agreement), then Mr. Thompson will be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  In the event that we breach any term of the Thompson Agreement and such breach is not cured within thirty days of notice being given, then Mr. Thompson can terminate his employment and be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  The Thompson Agreement also requires Mr. Thompson to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Thompson Agreement and for a period of twelve months following the termination of the Thompson Agreement.

Other Company officers who do not qualify as Named Executive Officers are employed on an “at will” basis, subject to varying lengths of employment agreements and severance agreements.

Summary Compensation Table

 The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2013 and Fiscal 2012:

Name and Principal Position	Fiscal Year	Salary Paid		Bonus	Stock Awards	Option Awards (1)		All Other Compensation		Total

J. Michael Wolfe, Director, President and CEO (2)	2013	$228,710	(3)	$4,795	$--	$61,116	(5)	$7,500	(4)	$302,121
	2012	$207,692	(3)	$726	$--	$--		$750	(4)	$209,168
H. MacGregor Clarke, Director and CFO (2)	2013	$210,871	(3)	$4,795	$--	$61,116	(6)	$9,000	(4)	$285,782
	2012	$208,962	(3)	$726	$--			$9,000	(4)	$218,688
John K. Thompson, SVP, Sales and Marketing	2013	$156,522	(3)	$3,596	$--	$40,744	(7)	$--		$200,862
	2012	$156,495	(3)	$726	$--	$--		$--		$157,221

(1)	Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.

(2)	Mr. Wolfe and Mr. Clarke did not receive compensation for their service on the Board of Directors.

(3)
Salaries are computed and disclosed on a cash basis.  The executive officer did receive a pay increase in Fiscal 2013. Although the annual salary of the executive officer did not increase during Fiscal 2012, the disclosed salary for Fiscal 2012 includes one extra payroll cycle.

(4)
Beginning in March 2012, Mr. Wolfe was paid $750 per month in accordance with his employment agreement. In accordance with Mr. Clarke’s employment agreement, he was paid $750 per month ($9,000 per year) for auto expenses.

(5)
On April 28, 2013, Mr. Wolfe was granted options to purchase 88,574 shares of our common stock at an exercise price of $1.01 per share.  These options vest quarterly over a two year period and have a five-year term.

(6)
On April 28, 2013, Mr. Clarke was granted options to purchase 88,574 shares of our common stock at an exercise price of $1.01 per share.  These options vest quarterly over a two year period and have a five-year term.

(7)
April 28, 2013, Mr. Thompson was granted options to purchase 59,049 shared of our common stock at an exercise price of $1.01 per share, which vest quarterly over a two-year period and have a five-year term.

The following table provides information with respect to the Named Executive Officers concerning unexercised stock options held by them at March 31, 2013.  All options granted to date to the Named Executive Officers are unexercised.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Exercise Price per Share	Expiration Date
H. MacGregor Clarke	3,000	--		$12.00	1-Jun-2013
H. MacGregor Clarke	6,000	--		$12.00	1-Jul-2013
H. MacGregor Clarke	6,000	--		$12.00	5-Jul-2013
H. MacGregor Clarke	2,000	--		$18.00	5-Jul-2013
H. MacGregor Clarke	500	--		$12.00	5-Jul-2013
H. MacGregor Clarke	1.000	--		$14.00	5-Jul-2013
H. MacGregor Clarke	25.000	--		$8.00	5-Jul-2013
H. MacGregor Clarke	88,574	88,574	(1)	$1.01	5-Jul-2013
J. Michael Wolfe	1,750	--		$18.00	4-Mar-2014
J. Michael Wolfe	500	--		$12.00	10-Sep-2014
J. Michael Wolfe	1,000			$14.00	23-Jun-2015
J. Michael Wolfe	25,000			$8.00	8-Dec-2015
J. Michael Wolfe	88,574	88,574	(1)	$1.01	8-February- 2018
John K. Thompson	1,000	--		$18.00	4-Mar-2014
John K. Thompson	500	--		$12.00	10-Sep-2014
John K. Thompson	17,500			$8.00	8-Dec-2015
John K. Thompson	59,049	59,049	(1)	$1.01	8-February- 2018

(1)  All stock options granted to Mr. Clarke will expire unless exercised within three months of his April 5, 2013 resignation date.
(2)  Stock options granted on April 8, 2013 have an exercise price of $1.01 per share and vest quarterly over a 2 year period.

Compensation Committee Interlocks and Insider Participation

 Disclosure under this section is not required for a “smaller reporting company.”

Report of the Compensation Committee

Disclosure under this section is not required for a “smaller reporting company.”

Director Compensation

The following table provides information on AeroGrow’s compensation practices during the fiscal year ended March 31, 2013 for non-employee directors:

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

Only Messrs. Barish, Harding, and Walker received non-employee director compensation during the fiscal year ended March 31, 2013.  H. MacGregor Clarke and J. Michael Wolfe served as employees during the fiscal year ended March 31, 2013 and therefore, were not eligible to receive cash and equity compensation as non-employee directors.  Chris J. Hagedorn was appointed to the Board and to both committees of the Board in April 2013.  He did not serve as a Board or committee member during Fiscal 2013 and will not receive Board compensation in the coming fiscal year.  We maintain $10 million of director and officer liability insurance and we have entered into indemnification agreements with each director.

Summary of Board and Committee Composition

Current Directors	Board	Audit	Governance, Compensation, and Nominating
Jack J. Walker, Chairman and Director	X	X	X
Michael S. Barish, Director	X	X	X
H. MacGregor Clarke, Director (1)	X
Chris J. Hagedorn (2)	X	X	X
Wayne E. Harding III, Director	X	X
J. Michael Wolfe, Director	X

(1)	Mr. Clarke resigned as effective April 5, 2013.
(2)
Chris J. Hagedorn was appointed to the Board and to both committees of the Board in April 2013.  He did not serve as a Board or committee member during Fiscal 2013. However, Mr. Hagedorn will serve on all three Board committees in fiscal year 2014.

Director Compensation Table during Fiscal 2013

The following table sets forth information regarding all forms of compensation received by members of our Board of Directors during Fiscal 2013:

Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Warrant Awards	All Other Compensation	Total
Jack J. Walker, Chairman	$25,000	$-	$-	$-	$-	$25,000
Michael S. Barish, Director	$9,000	$-	$-	$-	$-	$9,000
H. MacGregor Clarke, Director and CFO (2)	$-	$-	$-	$-	$-	$-
Wayne E. Harding, III, Director (3)	$15,000	$-	$-	$-	$-	$15,000
J. Michael Wolfe, President, CEO and Director (2)	$-	$-	$-	$-	$-	$-
Michael D. Dingman, Jr., Former Director (4)	$-	$-	$-	$-	$-	$-

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

(3) Wayne E. Harding, III was appointed to the Board of Directors and named the Audit Committee Chairman on December 9, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of June 15, 2013 regarding our common stock owned of record or known by the Company to be owned beneficially by: (i) each director, (ii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), (iii) all those known by the Company to beneficially own more than 5% of the Company’s common stock, and (iv) all directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security under SEC Rule 13d-3 if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  For purposes of calculating percent of class ownership, the table below assumes a total of 5,907,877 shares of common stock outstanding.  However, shares of our common stock subject to convertible preferred stock, warrants and stock options that are convertible or exercisable within 60 days of June 15, 2013 are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible preferred stock, warrants and stock options, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Number of Common Shares Acquirable Within 60 Days (2)	Percent Beneficial Ownership

5% Stockholders

The Peierls Foundation, Inc. and Related Parties (3)	967,907	-	16.39%
Jack J. Walker (4), (5)	1,006,537	8,333	17.02%
Lazarus Investment Partners LLLP (6)	1,075,911	-	18.22%
SMG Growing Media, Inc. (7)	-	2,649,007	30.97%
Michael S. Barish (5), (8)	300,539	8,333	5.08%

Directors

Jack J. Walker (4), (5)	1,006,537	8,333	17.02%
Michael S. Barish (5), (8)	300,539	8,333	5.08%
Chris J. Hagedorn (9)	-	-	*
Wayne E. Harding III (5)	3,902	8,333	*
J. Michael Wolfe (5) (7)	110,319	7,381	1.87%
H. MacGregor Clarke (5)	24,385	-	*

Named Executive Officers

J. Michael Wolfe (5) (10)	110,319	7,381	1.87%
H. MacGregor Clarke (5)	24,385	-	*
John K. Thompson (5)	30,775	4,921	*

All AeroGrow Named Executive Officers and Directors as a Group (6 Persons)	1,476,458	37,302	24.85%

*	Represents less than 1% of our outstanding common stock as of June 15, 2013.
(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which include holding voting and investment power with respect to the securities.  Shares of common stock that are acquirable within 60 days, though conversion of preferred stock or exercise of options or warrants, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.  Beneficial ownership is based on holdings known to the Company and may not include all shares of common stock beneficially owned but held in street name or reflect recent sales or purchases of securities that have not been made known to the Company.

(2)
The number of shares acquirable within 60 days includes any shares issuable upon conversion of convertible preferred stock or upon exercise of options or warrants that are currently exercisable or exercisable within the next 60 days.  This number is included in the number of shares beneficially owned.

(3)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13G filed with the SEC on April 23, 2012.  The Peierls Foundation, Inc. and Related Parties address is c/o US Trust Company of N.Y. 114 W. 47th Street, New York, NY 10036.  The beneficial ownership includes common stock and warrants held by Brian Eliot Peierls, E. Jeffrey Peierls, The Peierls By-Pass Trust, The Peierls Foundation, Inc., UD E.F. Peierls for B.E. Peierls, UD E.F. Peierls for E.J. Peierls, UD E.S. Peierls for E.F. Peierls Et al, UD Ethel F. Peierls Charitable Lead Trust, UD J.N. Peierls for B.E. Peierls, UD J.N. Peierls for E.J. Peierls, UW E.S. Peierls for BEP Art VI-Accum, UW E.S. Peierls for EJP Art VI-Accum, UW J.N. Peierls E.J. Peierls, UW J.N. Peierls for B.E. Peierls.

(4)
Mr. Walker’s beneficial ownership includes 102,778 shares of common stock and 39,501 warrants to purchase common stock that are held of record by M&J Walker Charitable Remainder Trust, of which Mr. Walker is a controlling person.  Mr. Walker’s beneficial ownership also includes 11,874shares of common stock and 2,778 warrants to purchase common stock held of record by March Trade & Finance, Inc. of which Mr. Walker is a controlling person.  In addition, Mr. Walker's beneficial ownership includes 70,031 shares of common stock held of record by his spouse.

(5)	The address of the beneficial owner is 6075 Longbow Dr., Suite 200, Boulder, CO 80301.
(6)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13G/A filed with the SEC on May 15, 2013.  Lazarus Investment Partners LLLP’s address is 3200 Cherry Creek Drive South, #670 Denver, CO  80209-3267.

(7)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13D filed with the SEC on May 2, 2013. SMG Growing Media, Inc. is a wholly-owned subsidiary of The Scotts Miracle-Gro.  The address of SMG Growing Media, Inc. and The Scotts Miracle-Gro is 14111 Scottslawn Road, Marysville, Ohio 43041.  The shares beneficially owned by SMG Growing Media, Inc. include shares of common stock issuable upon conversion of Series B Convertible Preferred Stock issued on April 22, 2013.

(8)
Mr. Barish's beneficial ownership includes 4,334 common shares held by his wife Joyce F. Barish, and 2,501 shares held by Joyce F. Barish Irrevocable Children's trust, of which Mr. Barish is a controlling person.

(9)
Mr. Hagedorn was elected to the Board by representative of SMG Growing Media, Inc.  Mr. Hagedorn does not hold voting or investment power over such shares and therefore disclaims beneficial ownership over such shares.

(10)	Mr. Wolfe's beneficial ownership includes 23,221 shares of common stock that are held jointly with his spouse.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of March 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans	279,907	$4.11	13,043,162
Equity compensation plans not approved by security holders	--	$--	--
Total	279,907	$4.11	13,043,162

At March 31, 2013 the Company has granted options for 162,387 shares of the Company’s common stock that are unvested that will result in $112,047 of compensation expense if and when they vest over the next 22 months.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Parties

Since April 1, 2012, the beginning of Fiscal 2013, our Board of Directors reviewed and did not object to any of the related party transactions reported in this Annual Report on Form 10-K. Our Board recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore follows the procedures as described below to address such risks.

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

During the fiscal year ended March 31, 2013, subsequent to year end, and in prior years, we relied upon a variety of debt funding sources to meet our liquidity requirements, including transactions that: (i) involved members of our Board, management team and certain stockholders that beneficially own more than five percent of our outstanding voting securities and (ii) are required to be disclosed pursuant to Item 404 of Regulation S-K.  These transactions are disclosed above under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation– Liquidity and Capital Resources” and in Note 2, “Notes Payable and Long Term Debt,” Note 5 “Related Party Transactions, and ” Note 7 “Stockholders’ Equity,” to our financial statements.

Board Independence

Our common stock trades on the OTCQB market tier and we are considered to be a “smaller reporting company” under applicable SEC rules.  As such, we are not currently subject to corporate governance standards of other listed companies, which require, among other things, that the majority of the board of directors be independent.  Because we are not currently subject to corporate governance standards defining the independence of our directors, we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that Mr. Harding is the only independent member of our Board of Directors during Fiscal 2013.  Mr. Harding currently serves as the Chairman of the Audit Committee.

Chris J. Hagedorn was appointed to the Board by Scotts Miracle-Gro pursuant to a condition to the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allows Scotts Miracle-Gro, as holder of the Series B Preferred Stock, to appoint one member to the Board of Directors for so long as the Warrant remains outstanding.  For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 8. “Subsequent Events” to our financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of the Independent Registered Public Accountants

Aggregate fees billed by Eide Bailly and EKS&H, for the fiscal years ended March 31, 2013 and 2012 are as follows:

	Fiscal 2013	Fiscal 2012
Eide Bailly:
Audit Fees	$1,250	$81,059
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Eide Bailly	1,250	81,059

EKS&H
Audit Fees	86,936	5,441
Audit Related Fees	1,558	543
Tax Fees	-	-
All Other Fees	-	-
Total EKS&H	88,494	5,984

Grand Total	$89,744	$87,043

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

Tax fees:  This category consists of professional services rendered primarily in connection with our tax planning and compliance activities, including the preparation of tax returns. Although we did incur $13,725 and $12,000 in tax fees during Fiscal 2013 and 2012, respectively, we did not engage Eide Bailly or EKS&H for any tax services.

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

The Audit Committee’s policy is to pre-approve all audit and non-audit services, other than de minimis non-audit services, provided by the independent registered public accounting firm.  In this regard, all fees incurred in Fiscal 2012 and Fiscal 2013, as disclosed above under the caption “Fees of the Independent Registered Public Accountants,” were pre-approved by the Audit Committee.  These services may include, among others, audit services, audit-related services, tax services, and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular services or categories of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

AEROGROW INTERNATIONAL, INC.,
A NEVADA CORPORATION

By:           /s/ J. Michael Wolfe
J. Michael Wolfe
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint either of J. Michael Wolfe or H. MacGregor Clarke, with full power of substitution and full power, to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of July 2013.

Signature	Title	Date

/s/ JACK J. WALKER	Chairman of the Board	JULY 1, 2013
Jack J. Walker

/s/ J. MICHAEL WOLFE	President and Chief	JULY 1, 2013
J. Michael Wolfe	Executive Officer

/s/ GREY H. GIBBS	Vice- President – Accounting	JULY 1, 2013
Grey H. Gibbs	(Principal Financial Officer)

/s/ MICHAEL S. BARISH	Director	JULY 1, 2013
Michael S. Barish

/s/ WAYNE E. HARDING III	Director	JULY 1, 2013
Wayne E. Harding III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying balance sheets of AeroGrow International, Inc. (the “Company”) as of March 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aerogrow International, Inc. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

July 1, 2013
Denver, Colorado

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$524,491	$501,577
Restricted cash	42,294	42,756
Accounts receivable, net of allowance for doubtful accounts of $1,100 and $768 at March 31, 2013 and 2012, respectively	173,096	221,713
Other receivables	168,511	197,076
Inventory, net	1,229,397	1,784,424
Prepaid expenses and other	204,927	309,340
Total current assets	2,342,716	3,056,886
Property and equipment, net of accumulated depreciation of $2,868,610 and $2,709,075 March 31, 2013 and 2012, respectively	265,508	133,768
Other assets
Intangible assets, net of accumulated amortization of $134,837 and $120,923 at March 31, 2013 and 2012, respectively	195,403	198,490
Deposits	145,201	145,744
Deferred debt issuance costs, net of accumulated amortization of $2,253,936 and $1,499,581 March 31, 2013 and 2012, respectively	23,052	844,116
Total other assets	363,656	1,188,350
Total Assets	$2,971,880	$4,379,004
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$379,242	$607,840
Notes payable	518,347	633,995
Notes payable – related party	122,026	307,821
Current portion - long-term debt – related party	--	100,464
Current portion – long-term debt	899,399	988,589
Accrued expenses	292,066	252,562
Customer deposits	156,929	8,270
Deferred rent	6,209	6,207
Total current liabilities	2,374,218	2,905,748
Long-term debt	1,168,711	5,892,590
Long-term debt-related party	--	702,708
Total liabilities	3,542,929	9,501,046
Commitments, and contingencies
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 and 7,526 issued and outstanding at March 31, 2013 and 2012, respectively	--	8
Common stock, $.001 par value, 750,000,000 shares authorized, 5,904,877 and 210,319 shares issued and outstanding at March 31, 2013 and 2012, respectively	5,905	210
Additional paid-in capital	75,427,217	62,623,317
Accumulated (deficit)	(76,004,171)	(67,745,577)
Total Stockholders' Equity (Deficit)	(571,049)	(5,122,042)
Total Liabilities and Stockholders' Equity (Deficit)	$2,971,880	$4,379,004

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years ended March 31,
	2013	2012

Product sales, net	$7,330,408	$8,230,424
Cost of revenue	4,000,126	4,164,676
Gross Profit	3,330,282	4,065,748

Operating expenses
Research and development	295,882	48,669
Sales and marketing	2,325,475	2,031,043
General and administrative	1,818,094	2,278,491
Total operating expenses	4,439,451	4,358,203

(Loss) from operations	(1,109,169)	(292,455)

Other (income) expense, net
Interest (income)	(8)	(18)
Interest expense	569,924	3,328,835
Interest expense – related party	29,897	473,932
Debt conversion cost	6,648,267	--
Other (income) expense, net	(98,655)	(544,170)
Total other (income) expense, net	7,149,425	3,258,579

Net (loss)	$(8,258,594)	$(3,551,034)

Net (loss) per share, basic and diluted	$(1.55)	$(19.98)

Weighted average number of common shares outstanding, basic and diluted	5,344,070	177,731

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, April 1, 2011	192,819	$193	7,576	$8	$62,343,066	$(64,194,543)	$(1,851,276)
Conversion of preferred stock to common stock	5,000	5	(50)	-	(5)	-	-
Common stock issued to consultants	12,500	12	-	-	21,362	-	21,375
Stock options issued under equity compensation plans	-	-	-	-	258,892	-	258,892
Net (loss)	-	-	-	-	-	(3,551,034)	(3,551,034)
Balances, March 31, 2012	210,319	$210	7,526	$8	$62,623,317	$(67,745,577)	$(5,122,042)
Common stock issued in accordance with Credit Card Notes	141,461	141			176,647		176,788
Common stock issued upon conversion of convertible debt	2,977,815	2,978	-	-	10,892,408	-	10,895,386
Conversion of preferred stock to common stock	950,805	951	(7,526)	(8)	(943)	-	-
Conversion of warrants to common stock	1,624,477	1,625	-	-	1,558,938	-	1,560,563
Stock options issued under equity compensation plans	-	-	-	-	176,850	-	176,850
Net (loss)	-	-	-	-	-	(8,258,594)	(8,258,594)
Balances, March 31, 2013	5,904,877	$5,905	-	$-	$75,427,217	$(76,004,171)	$(571,049)

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss)	$(8,258,594)	$(3,551,034)
Adjustments to reconcile net (loss) to cash and cash equivalents (used) provided by operations:
Issuance of common stock and options under equity compensation plans	176,850	258,892
Issuance of common stock not under equity compensation plans	-	21,375
Depreciation and amortization expense	174,528	332,061
Loss on disposal of fixed assets	-	862
Provision for bad debt	2,979	(1,296)
Amortization of debt issuance costs	1,043,980	712,050
(Gain) loss from revision of vendor payment agreement	-	(415,405)
Debt conversion costs associated with inducement	3,461,637	-
Amortization of convertible debentures, beneficial conversion feature	1,066,804	985,437
Amortization of convertible debentures, beneficial conversion feature -related party	188,924	177,152
Interest expense from warrants issued with convertible debentures	954,687	871,929
Interest expense from warrants issued with convertible debentures – related party	186,881	171,472
Change in operating assets and liabilities:
Decrease in accounts receivable	45,641	70,580
Decrease in other receivable	28,565	63,616
Decrease in inventory	290,489	763,146
Decrease in other current assets	104,413	26,514
Decrease in deposits	543	13,887
(Decrease) in accounts payable	(228,598)	(367,202)
Increase (decrease) in accrued expenses	67,590	(300,196)
Increase in accrued interest – related party	27,063	97,431
Increase in accrued interest	174,805	568,602
Increase (decrease) in customer deposits	148,659	(114,107)
Increase (decrease) in deferred rent	2	(16,306)
Net cash and cash equivalents (used) provided by operating activities	(342,152)	369,460
Cash flows from investing activities:
(Increase) decrease in restricted cash	462	120,081
Purchases of equipment	(292,353)	(10,641)
Patent expenses	(10,828)	(21,498)
Net cash and cash equivalents (used) provided by investing activities	(302,719)	87,942
Cash flows from financing activities:
Repayment of long term borrowings	(395,918)	(518,338)
Repayment of long term borrowings – related party	-	(211,301)
Proceeds from notes payable	1,040,722	1,053,780
Proceeds from notes payable – related party	245,000	423,520
Repayments of notes payable	(1,030,551)	(842,817)
Repayments of notes payable – related party	(326,237)	(243,774)
Proceeds from short term debt borrowings	-	95,000
Proceeds from the exercise and issuance of warrants	1,180,898	-
Payments made for debt issuance costs	(46,129)	(67,676)
Net cash provided (used) by financing activities	667,785	(311,606)
Net increase (decrease) in cash	22,914	145,796
Cash and cash equivalents, beginning of period	501,577	355,781
Cash and cash equivalents, end of period	$524,491	$501,577

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2013	2012
Interest paid	$155,410	$140,293
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Decrease of debt associated with inventory consumption	$264,538	$159,850
Modification of accounts payable to long-term debt	$-	$116,394
Modification of accrued interest to long term debt	$-	$11,312
Modification of accrued interest to long term debt - related party	$-	$9,198
Modification of accrued expenses and accounts payable to debt	$-	$61,476
Conversion of note payable to common stock	$211,690	$-
Modification of accrued expenses to common stock	$176,786	$-
Decrease of debt associated with inventory consumption	$28,086	$-
Conversion of accrued expenses to common stock	$129,258	$-
Conversion of note payable to common stock	$5,717,882	$-
Conversion of note payable-related party to common stock	$545,157	$-
Conversion of convertible note to common stock	$1,078,513	$-
Conversion of convertible note accrued interest to common stock	$102,828	$-

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Organization and Description of the Business

AeroGrow International, Inc. (the "Company") was incorporated in the State of Nevada on March 25, 2002.  The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets five different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue and direct-to-consumer sales in the United States as well as selected countries in Europe, Asia and Australia.

Liquidity, Ability to Continue as a Going Concern, and Basis of Presentation

As shown in the accompanying financial statements, we have incurred net losses of $8,258,594 and $3,551,034 for the years ended March 31, 2013 and 2012, and have an accumulated deficit of $76,004,171 as of March 31, 2013.  As more fully discussed in the Liquidity and Capital Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has developed sources of funding that management believes are sufficient to support the Company’s operating plan for the fiscal year ending March 31, 2014. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the effect of cost reduction programs, and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional capital as may be required, and ultimately to attain profitable operations.  We have and do intend to seek additional capital during the fiscal year ending March 31, 2014, however, to address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.

As part of our efforts to seek additional funding of our operations, in April 2013, we entered into a Securities Purchase Agreement with SMG Growing Media, Inc, a wholly owned subsidiary of Scotts Miracle-Gro Company, a worldwide marketer of branded consumer lawn and garden products (“Scotts Miracle-Gro”).  Pursuant to the Securities Purchase Agreement, Scotts acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock and a warrant to purchase shares of the Company’s common stock for an aggregate purchase price of $4,000,000. (For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 8 “Subsequent Events” to our financial statements).

Significant Accounting Policies

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates will occur in the near term.

Net Income (Loss) per Share of Common Stock
GAAP requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  For the years ended March 31, 2013 and 2012, the Company had 3.5 million, and 2.5 million, respectively, of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2013 and 2012.

Restricted Cash
The Company has secured activity related to its corporate credit card purchase account with a restricted money market account.  In addition, as discussed in Note 2– Notes Payable and Long Term Debt, 20% of the Company’s daily credit card receipts are held in a restricted escrow account in accordance with the 2011 Credit Card Receipts-Backed Notes.  The balances in this account as of March 31, 2013 and March 31, 2012 were $42,294 and $42,756, respectively.

Concentrations of Risk
GAAP requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of March 31, 2013.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the years ended March 31, 2013 and 2012, the Company had one customer who represented 10.9%, and 7.6%, respectively, of the Company’s net product sales.

Suppliers:
For the year ended March 31, 2013, the Company purchased inventories and other inventory related items from four suppliers totaling $586,897, $543,430, $469,437, and $360,424 representing 14.6%, 13.5%. 11.7% and 9.0% of cost of revenue, respectively.  For the year ended March 31, 2012, the Company purchased inventories and other inventory related items from two suppliers totaling $583,629, and $568,271, representing 14.0% and 13.6% of cost of revenue, respectively

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, shipping, labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations.

Account Receivables:
As of March 31, 2013, the Company had one customer who represented 61.2% of outstanding accounts receivable.  As of March 31, 2012, the Company had one customer who represented 62.8% of outstanding accounts receivables.  Management believes that all receivables from these customers are collectible.

Fair Value of Financial Instruments
The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2013 and March 31, 2012 due to the relatively short-term nature of these instruments.  Accounting standards define fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price), and establish a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable.  The three levels of the fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.
Level 3:	Unobservable inputs.

As of March 31, 2013 and March 31, 2013, the fair value of the Company's debt using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 18%.

	March 31, 2013		March 31, 2012
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$610,417	$640,373	$875,488	$941,816
Notes payable discount	-	-	-	-
Long-term debt	1,725,513	2,068,110	7,984,860	10,081,647
Long-term debt discount	-	-	-	(2,397,296)
Total	$2,335,930	$2,708,483	$8,860,348	$8,626,167

As of March 31, 2013 and March 31, 2012, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Property and Equipment
Property and equipment are stated at cost.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets.  Office equipment and computer hardware are depreciated over five years.  Tooling is depreciated over three years. Leasehold improvements are being amortized over the life of the lease.

Property and equipment consist of the following:

	March 31,	March 31,
	2013	2012
Manufacturing equipment and tooling	$2,268,781	$1,990,808
Computer equipment and software	406,203	398,670
Leasehold improvements	111,759	111,759
Other equipment	347,375	341,606
	3,134,118	2,842,843
Less: accumulated depreciation	(2,868,610)	(2,709,075)
Property and equipment, net	$265,508	$133,768

Depreciation expense for the years ended March 31, 2013 and 2012, was $160,613, and $235,972, respectively.

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

Intangible assets consist of the following:

	March 31,	March 31,
	2013	2012
Patents	$285,760	$274,933
Trademarks	44,480	44,480
	334,240	319,413
Less: accumulated amortization	(134,837)	(120,923)
Intangible assets, net	$195,403	$198,490

Amortization expense for the years ended March 31, 2013 and  2012 , was $13,915, and $96,089, respectively.

As of April 22, 2013 the Company agreed to sell to Scott Miracle-Gro all intellectual property associated with the Company’s hydroponic products, other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.

In return, Scotts Miracle-Gro granted the Company an exclusive right to use the Hydroponic intellectual property (“IP”) in North America and certain European Countries in return for a royalty of 2% of annual net sales, as determined at the end of each fiscal year.  The royalty is payable in the Company's common stock at the conversion price of the Series B Preferred Stock (see Note 8).  The initial term of the Technology License is five years, and the Company may renew the Technology License for an additional five-year term by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, Please see Note 8 “Subsequent Events” to our financial statements for further discussion.

Inventory
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. When the Company is the manufacturer, raw materials, labor and manufacturing overhead are included in the inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost.

	March 31,	March 31,
	2013	2012
Finished goods	$606,101	$913,267
Raw materials	623,296	871,157
	$1,229,397	$1,784,424

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2013 and 2012, the Company had reserved $94,414 and $103,401, respectively, for inventory obsolescence.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and consumers. Consumer transactions are paid primarily by credit card. Retailer sales terms vary by customer, but are generally net 30 days to net 90 days. Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company writes-off uncollectible accounts when incurred and the allowance is based upon the historical level of write-offs associated with all customers plus any specifically identified uncollectible receivables. The Company's allowance estimate resulted in an allowance of $1,100 and $768 at March 31, 2013 and March 31, 2012, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities, and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of March 31, 2013 and March 31, 2012, the balance in this reserve account was $168,511 and $197,076, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with applicable accounting guidance. Under that guidance, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue. As of March 31, 2013 and March 31, 2012, the Company had deferred $3,799 and $2,524, respectively, related to such media costs. Advertising expenses for the years ended March 31, 2013 and March 31, 2012 were $1,055,619 and $751,456, respectively.

Research and Development
Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock Based Compensation
The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued for the years ended March 31, 2013 and March 31, 2012, equity compensation in the form of stock options and grants of restricted stock that vested totaled $176,850 and $258,892, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Years ended
	March 31, 2013	March 31, 2012
General and administrative	$135,643	$168,560
Sales and marketing	41,207	90,332
Total	$176,850	$258,892

Income Taxes
GAAP defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As of March 31, 2013, the Company had no unrecognized tax benefits, which would affect the Company’s effective tax rate. It is reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any such change to be material.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude that it is “more likely than not” that the value of such asset will be realized. As of March 31, 2013 and March 31, 2012, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2013 and March 31, 2012, the Company had accrued $42,623 and $37,955 respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Based upon the foregoing, the Company has recorded as of March 31, 2013 and March 31, 2012 a provision for potential future warranty costs of $9,514 and $8,304, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods. This allowance is deducted from payments to us by such retailers. As of March 31, 2013 and March 31, 2012, the Company has recorded a reserve for customer returns of $27,255 and $27,258, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges paid by customers are included in product sales.

Deferred Rent
In July 2006, the Company entered into a facility lease with a term through January 2012, for its corporate offices in Boulder, Colorado.  As of September 30, 2011 this lease was extended through September 30, 2014.  As of March 31, 2013 and March 31, 2012, the Company had recorded deferred rent related to this agreement in the amount of $6,209 and $6,207, respectively, based on the difference between rent expense recorded and the rent payment obligation.

Deferred Debt Issuance Costs
The Company capitalizes debt issuance costs that are directly attributable to realizing the proceeds of the debt issued and it is amortized over the contractual life of the debt using the effective interest rate method.

Segments of an Enterprise and Related Information
GAAP utilizes a management approach based on allocating resources and assessing performance as the source of the Company's reportable segments.  GAAP also requires disclosures about products and services, geographic areas and major customers.  At present, the Company only operates in one segment.

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

In July 2012, FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of fiscal year 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Notes Payable and Long Term Debt

We relied upon a variety of debt funding sources to help meet our liquidity requirements during the fiscal years ended March 31, 2013 and 2012,  as summarized below:

	March 31,	March 31,
	2013	2012
Main Power Promissory Note	$1,703,764	$1,999,297
First Western Trust Term Loan	322,832	578,445
Subordinated Secured Convertible Notes	-	5,032,188
Notes Payable –Credit Card Receipts-Backed Notes	640,373	941,815
Pawnee Lease Promissory Note	41,514	74,422
Total debt	2,708,483	8,626,167
Less current portion	1,539,772	2,030,869
Long term debt	$1,168,711	$6,595,298

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release AeroGrow from $1,386,041 of existing obligations owed to Main Power in return for the execution of the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which the Company purchase AeroGarden products from Main Power.

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

The parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  As of March 31, 2013, the outstanding balance under the Revised Main Power Note, including accrued interest, totaled $1,703,764 and the Company were current and in compliance with all terms and conditions.

On April 23, 2013, the MainPower Promissory Note outstanding, including all accrued interest, was paid in full for $950,000. For further information in the termination of the Main Power Promissory Note, please see Note 8 “Subsequent Events” to our financial statements.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets.  The FWTB Term Loan bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of March 31, 2013, $322,832 was outstanding under the FWTB Term Loan, including accrued interest and the Company were current and in compliance with all terms and conditions.

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

On April 11, 2012, Subordinated Secured Convertible Notes totaling $7,444,380, inclusive of accrued interest of $647,985, were converted into 2,977,815 shares of our common stock, reflecting a conversion price of $2.50 per share of common stock.  Subsequent to the conversions, there were no remaining Subordinated Secured Convertible Notes or accrued interest outstanding.  The Subordinated Secured Convertible Note holders agreed to convert the Subordinated Secured Convertible Notes into common stock in exchange for our agreement to reduce the conversion price from $10.00 per share of common stock to $2.50 per share of common stock.  As a result of the conversion of the Subordinated Secured Convertible Notes into common equity, the Company recognized a total of $6,648,267 in non-cash expense comprising $3,461,637 of debt conversion costs on the exchange and $3,186,630 on the accelerated recognition of the debt discount and deferred debt issuance costs during Fiscal 2013.

As of March  31, 2013, there were no Subordinated Secured Convertible Notes or accrued interest outstanding.

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

For the twelve months ended March 31, 2013 and March 31, 2012, the total amortized deferred debt issuance costs relating to the 2010 Credit Card Offering were zero and $23,401, respectively.

As of October 3, 2011, the 2010 Credit Card Notes were repaid in full.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, the Company closed on the private sale of $1,633,776 in 17% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2011 Credit Card Notes”) and a 1% share of our prospective monthly sales into the network marketing channel for a period of three years following our first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $1,477,300 in cash and the conversion of $156,476 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of AeroGrow.  After deducting $46,565 of placement agent sales commissions and expenses, net cash proceeds to AeroGrow totaled $1,430,735.  In addition, the Company was obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.  The Company used the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering.

For the twelve months ended March 31, 2013 and March 31, 2012, the total amortized deferred debt issuance costs relating to the 2011 Credit Card Offering were $217,612 and zero, respectively.

As of September 13, 2012, the remaining balance and accrued interest on the 2011 Credit Card Notes were repaid in full.

Notes Payable – 2012 Credit Card Receipts-Backed Notes

On September 14, 2012, the Company closed on the private sale of $1,285,722 in Series 2012CC 15% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2012 Credit Card Notes”) and 128,573 shares of common stock (collectively, the “2012 Credit Card Offering”).  Consideration for the 2012 Credit Card Offering comprised $1,285,722 in cash.  After deducting $46,129 of placement agent sales commissions (5% on third-party investors, 3% on company-referred investors and 0% on investments by our officers and directors) and expenses, net cash proceeds to AeroGrow totaled $1,239,594.   In addition, the Company  issued 12,858 shares of common stock to the placement agent as additional sales compensation, representing one share of common stock for every 10 shares issued to investors in the 2012 Credit Card Offering.

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

As of March 31, 2013, $640,373  was outstanding under the 2012 Credit Card Notes, including accrued interest and the Company was current and in compliance with all terms and conditions.

Pawnee Lease Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter Payments of principal and interest are due on the first day of each month during the periods: (i) October 2011 through April 2012 (aggregate payments for the period of $63,320); (ii) May 2012 through April 2013 (aggregate payments for the period of $110,764); and (iii) May 2013 through April 2014 (aggregate payments for the period of $114,641), and (iv) May 2014 through September 2014 (aggregate payments for the period of $48,450).    The Lease Promissory Note can be prepaid at any time, at our option, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of March 31, 2013, the outstanding balance of the Lease Promissory Note, including accrued interest, was $41,514 and the Company was current and in compliance with all terms and conditions.

Debt Payment Obligations

The timing of the Company's estimated contractual obligations, including accrued interest and excluding unamortized discounts, as of March 31, 2013 is as follows:

		Fiscal Years Ending March 31
	Total Amounts	2014	2015	2016
Notes payable	$640,373	$640,373	$-	$-
Long-term debt	2,090,536	899,399	$744,947	$446,190
Total	$2,708,483	$1,539,772	$744,947	$446,190

As of April 23, 2013, $1,703,764 of long term debt (including accrued interest), previously with monthly payments though September 2015 was paid in full for $950,000.

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

In August 2005, the Company’s Board of Directors approved the 2005 Equity Compensation Plan (the “2005 Plan”) pursuant to which both qualified and nonqualified stock options as well as restricted shares of common stock are reserved for issuance to eligible employees, consultants and directors of the Company.  A total of 13,505,000 shares of our common stock may be granted under the 2005 Plan as the original 1,505,000 was increased by 2,000,000 shares on October 1, 2008 and 10,000,000 shares on July 25, 2010. On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s “pre-reverse split” common stock were automatically converted into one share of common stock. All references below to shares of common stock, common stock warrants, or common stock options have been adjusted to reflect the reverse stock split.

The 2005 Plan is administered by the Company’s Governance, Compensation and Nominating Committee, which has the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award.  The Company has granted qualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $1.01 to $20.00 per share.

For the years ended March 31, 2013 and March 31, 2012, respectively, the Company granted to employees 265,723, and 0 options to purchase the Company’s common stock under the 2005 Plan. All the options granted during the fiscal year ended March1, 2013 had an exercise price of $1.01 per share.  As of March 31, 2013, the Company had a total of 279,901 options outstanding with an exercise prices ranging from $1.01 to $7.00 per share under the 2005 Plan. Please refer to the table below.

For the options granted on February 8, 2013, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 116.06%; risk free interest rates of 0.4%, and average life of 3 years resulting in a value of $0.69 per share granted under the option agreement based on the market value on the date of grant. As a result of recognizing compensation expense for stock options, the net loss for the years ended March 31, 2013 and March 31, 2012, was increased by $176,850 and $258,892, respectively.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
				Weighted-
	Options	Low	High	Average
Balances at April 1, 2011	111,211	7.00	$20.00	$11.59
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(4,926)	$7.00	$20.00	$226,79
Balances at March 31, 2012	106,285	$7.00	$20.00	$9.50
Granted	265,723	$1.01-	$1.01	$1.01
Exercised	-	-	-	-
Forfeited	(92,107)	$1.01	$12.00	$1.39
Balances at March 31, 2013	279,901	$1.01	$20.00	$4.11

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2013 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
$1.01	177,149	4.86	$1.01	$15,943	14,762	4.86	$1.01	$1,329
$7.00	5,460	2.66	$7.00		5,460	2.66	$7.00
$8.00	77,910	2.68	$8.00		77,910	2.68	$8.00
$12.00	5,242	0.76	$12.00		5,242	0.76	$12.00
$13.00	690	1.36	$13.00		690	1.36	$13.00
$14.00	2,000	2.23	$14.00		2,000	2.23	$14.00
$18.00	9,750	0.92	$18.00		9,750	0.92	$18.00
$20.00	1,700	1.14	$20.00		1,700	1.14	$20.00
	279,901	3.95	$4.11	$15,943	117,514	2.68	$8.39	$1,329

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

At March 31, 2013 the Company has granted options to purchase  162,387 shares of the Company’s common stock that are unvested that will result in $112,047 of compensation expense as they vest over the next 22 months.

Note 4 – Income Taxes

Under the provisions of GAAP, a deferred tax asset or liability (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

Income tax provision consisted of the following:
	2013	2012
Current:
Federal	$-	$-
Foreign
State	1,256	456
	1,256	456
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income Tax Provision	$1,256	$456

Reconciliation of effective tax rate:
	2013	2012
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	1.18%	2.48%
Permanent items	-15.00%	-2.56%
Change in Effective Tax Rate	-4.14%	-14.92%
Prior year adjustment to Book Income	0.00%	7.98%
Other Adjustments	0.14%	0.26%
Valuation Allowance	-16.19%	-27.25%
Effective income tax rate	-0.02%	-0.01%

	2013	2012
Deferred tax assets:
Net Operating Loss	$21,566,034	$20,134,695
R & D Credit carryforwards	602,716	602,716
Intangibles and Fixed Assets	109,895	156,663
Accrued Compensation	3,050	9,670
Allowance for Bad Debt	397	282
Reserve for Customer Returns	9,841	9,997
Warranty Reserve	3,435	3,046
Other Accrued Liabilities	-	-
Prepaid Expenses	-	-
Reserve for Obsolete Inventory	34,088	37,925
Stock-compensation	1,482,637	1,506,146
Charitable Contributions	2,949	4,701
Other	75,533	90,479

Gross deferred tax assets	23,890,575	22,556,320

Deferred tax liabilities:
Other	-	-
Prepaid Expenses	(43,823)	(46,740)
Gross deferred tax liabilities	(43,823)	(46,740)

Net deferred tax assets before valuation allowance	23,846,752	22,509,580

Valuation Allowance	(23,846,752)	(22,509,580)

Deferred Tax Assets (Liabilities), Net	$-	$-

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

At March 31, 2013 and March 31, 2012, respectively, approximately $60.3 million and $55.4 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2033.  As of March 31, 2013 approximately $546,000 of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not be able to realize the benefits of these deductible differences at March 31, 2013.

GAAP provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements.  As of March 31, 2013, the Company has not recorded a liability for uncertain tax positions.  Included in net deferred tax assets is approximately $602,000 of research credits.  While the Company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the Company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended March 31, 2009 through the current period.

Note 5 – Related Party Transactions

See Note 2 “Notes Payable and Long Term Debt,” and  Note 7 “Stockholders’ Equity” to our financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders.

On August 22, 2011, the Company entered into a transaction with Marsha S. Walker, the spouse of the Company’s Chairman, Jack J. Walker. Pursuant to that transaction, Ms. Walker purchased a bulk lot of grow bulbs from the Company for an aggregate purchase price of $86,426 and agreed to re-sell the bulbs to the Company in small lots as and when requested by the Company, at a fixed mark-up of 3.21%. The Company repurchased all the bulbs no later than December 31, 2011. While the ownership of the bulbs transferred to Ms. Walker, the substance of the arrangement was not considered a sale.

Note 6 – Commitments and Contingencies

We lease an office space in, Boulder, Colorado. As of September 30, 2011, the Company executed an amendment to the lease which reduced the square footage and monthly rent and extended the lease term. We lease 9,868 square feet with a current monthly rent of $9,362. We also pay our proportionate share of building taxes, insurance and operating expenses. The term continues until September 30, 2014, unless modified under specified circumstances. The agreement contains other standard office lease provisions.

During the first two months of Fiscal 2012, the Company rented warehouse and manufacturing space in Indianapolis, Indiana. The Company completely moved out of the facility in May 2011 and terminated the lease.

In May 2011, the Company reached an agreement with Wildernest Logistics Solutions to provide warehousing, distribution and fulfillment operations, and seed kit manufacturing. The agreement calls for a monthly $10,000 facility charge. The initial term continues until April 27, 2014.

Future cash payments under such agreements for the remaining years are as follows:

Year Ending	Rent

March 31, 2014	234,312
March 31, 2015	68,140
$302,452

Rent expense for the years ended March 31, 2013 and 2012, was $259,773 and $314,953, respectively.

Note 7 – Stockholders’ Equity

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

Common Stock

As of March 31, 2013, the Company had 5,904,877 common shares issued and outstanding out of the 750,000,000 shares (par value $0.001 per share) that have been authorized by the Company’s shareholders.

Between May and September 2010, the Company completed a private offering of $7,020,000 in 8% Subordinated Secured Convertible Notes due May 6, 2013, 702,000 common stock warrants that were issued to investors, and 140,400 common stock warrants that were issued to the placement agent for the offering.  The Subordinated Secured Convertible Notes had an original conversion price of $1.00 per common share, and could be converted into common shares at any time at the option of the holder.  The conversion price may be adjusted in accordance with customary anti-dilution rights.  In addition, under certain circumstances, the Company can force conversion of the Subordinated Secured Convertible Notes.  Each warrant issued as part of the offering of Subordinated Secured Convertible Notes entitles the holder to purchase one share of the Company's common stock at a price of $20.00 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The warrants issued to the placement agent also contain a cashless exercise provision.  All of the warrants expire May 6, 2015.

On April 11, 2012, all of the outstanding Subordinated Secured Convertible Notes (including accrued interest) were converted to an aggregate of 2,977,815 common shares pursuant to a restructuring approved by the holders of the Subordinated Secured Convertible Notes and the company’s stockholders.

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 2010 Credit Card Receipts-Backed Notes whereby 50,000 warrants were issued to investors and 8,334 warrants were issued to the placement agent.  The 2010 Credit Card Receipts-Backed Notes were convertible at the option of the holders into common stock of AeroGrow at a conversion price of $18.00 per share.  The 2010 Credit Card Receipts-Backed Notes were repaid in full on October 3, 2011.  Each warrant issued pursuant to the 2010 Credit Card Receipts-Backed Notes entitles the holder to purchase one share of the Company's common stock at a price of $20.00 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  These warrants expire October 28, 2015.

On May 8, 2012, the Company announced that it would temporarily reduce the exercise price on all outstanding warrants to purchase its common stock (the “Warrants”) to $0.96 per common share, between May 10, 2012 and May 31, 2012 (the “Temporary Exercise Period”).  In the aggregate, 113 warrant holders exercised warrants during the Temporary Exercise Period and the Company issued 1,624,477 shares of common stock.

During the Temporary Exercise Period, 942,241 Warrants were exercised and the Company issued 942,241 shares of common stock against the exercise of these Warrants.   In addition, during the Temporary Exercise Period a total of 153,743 Warrants were exercised that had a cashless exercise provision allowing the holders to use the in-the-money value of the Warrants being exercised to satisfy the full exercise cost of the Warrants (the Cashless Warrants).  The Company issued 35,490 shares against the exercise of the Cashless Warrants.

During the Temporary Exercise Period the Company issued 646,761 new Warrants to holders who acquired their Warrants with the Company’s 8% Subordinated Secured Convertible Promissory Notes and who exercised their existing Warrants during the Temporary Exercise Period (the “Additional Warrants”).  The Additional Warrants had an exercise price of $1.00 per share, and expired on May 31, 2012, if not previously exercised.  All of the Additional Warrants issued were exercised during the Temporary Exercise Period.

A summary of the Company’s common stock warrant activity for the period from April 1, 2011 through March 31, 2013 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2011	940,034	$33.23
Granted	-	-
Exercised	-	-
Expired	(9,249)	700.94
Outstanding, March 31, 2012	930,785	$26.60	$-
Granted	1,340,788	4.11
Exercised	(1,742,745)	10.36
Expired	(570)	636.62
Outstanding, March 31, 2013	528,258	$22.41	$-

As of March 31, 2013, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Yrs)
394,173	$7.00	4.03
122,600	$20.00	2.12
750	$25.00	1.52
2,750	$100.00	0.89
120	$207.00	0.25
7,200	$800.00	1.43
665	$825.00	1.43
528,258	$22.41	3.53

Preferred Stock

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $.001 par value.  As of March 31, 2013, the Company had no shares of Series A Convertible Preferred Stock (the “Series A Shares”) issued and outstanding.

As s of March 31, 2012, the Company had 7,526 shares of Series A Shares issued and outstanding. On April 11, 2012, 7,526 shares of Series A Stock were converted into 950,805 shares of the Company’s Common Stock reflecting an effective conversion rate of 126.34 shares of Common Stock per share of Series A Stock. Subsequent to the conversions, there were no shares of Series A Stock outstanding.  The Series A Stock holders agreed to convert the Series A Stock into Common Stock in exchange for the Company agreeing to reduce the effective conversion price and in exchange for the Company issuing warrants to purchase Common Stock (the “Common Stock Warrants”) to the Series A Stock holders.

A summary of the Company’s Series A Warrant activity for the period from April 1, 2011 through March 31, 2013 is presented below:

	Series A Warrants	Weighted Average
	Outstanding	Exercise Price
Outstanding, April 1, 2011	4,164	$1,250
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2012	4,164	$1,250
Granted	-	-
Exercised	4,164	1,250
Expired	-	-
Outstanding, March 31, 2013	-	$-

On April 11, 2012, all outstanding Series A Warrants were converted into an aggregate of 462,680 common warrants with an exercise price of $7.00 per common share and with an expiration date of April 11, 2017.  In addition, the Series A Share holders were issued a dividend consisting of 231,347 warrants to purchase common stock with an exercise price of $7.00 per share and an expiration date of April 11, 2017.

Note 8 – Subsequent Events

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc. (the “Investor”), a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4,000,000.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a previously filed Form 8-K.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company totaled to $3,830,000.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to Main Power Electrical Factory, Ltd.  The Company plans to use the remaining net proceeds for working capital and general corporate purposes.

The Company also issued a warrant to purchase 125,000 shares of the Company’s common stock to the placement agent.  This warrant has an exercise price of $1.54 per share (125% of the average closing price of the Company’s common stock during the five-day period prior to the April 22, 2013 closing date).

The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4,000,000 divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock shall not have a liquidation preference and shall vote on an “as-converted” basis with the common stock.  The Series B Preferred Stock shall automatically convert into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and then-outstanding common stock of the Company, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.

The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis” (as defined in the Securities Purchase Agreement), constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned by Scotts Miracle-Gro), as calculated as of the date or dates of exercise.  The Warrant can be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021 (the third and eighth anniversary of the closing date).  In addition, the Warrant can be exercised in any increment; there is no obligation to exercise the entire Warrant at one time.  The exercise price of the Warrant shall be equal to the quotient obtained by dividing:

(a) an amount equal to (i) 1.34 times the trailing twelve months “Net Sales” (which includes sales of the Company’s products by Scotts Miracle-Gro and its affiliates) minus (ii) “Debt Outstanding” net of cash (as such terms are defined in the Warrant, by

(b) the total shares of capital stock outstanding, including outstanding in-the-money options and warrants, but not the Warrant contemplated in this Private Offering.

The Warrant expires on April 22, 2021, the eighth anniversary of the closing date.  The Warrant contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets).  Scotts Miracle-Gro also has the right to participate pro rata, based on Scotts Miracle-Gro’s percentage equity ownership in the Company (assuming the exercise of Scotts Miracle-Gro’s Warrant, but not the exercise of any options outstanding under the Company’s equity compensation plans) in future issuance of equity securities by the Company.  Upon exercise of the Warrants and demand by Scotts Miracle-Gro, the Company must use its best efforts to file a Registration Statement on Form S-3, or, if the Company is not eligible for Form S-3, on Form S-1 (collectively, the “Registration Statement”), covering the shares of the Company’s common stock covered by the Preferred Stock and the Warrant, within 120 calendar days after receipt of Scotts Miracle-Gro’s demand for registration and shall use its best efforts to cause the Registration Statement to become effective as soon as possible thereafter.

The Private Offering and sale of the Series B Preferred Stock and Warrant was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Regulation D promulgated under the Securities Act.  Scotts Miracle-Gro is an “accredited investor,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the Series B Preferred Stock and the Warrant have not been registered under the Securities Act, they may not be reoffered or resold in the United States absent registration or an applicable exemption from registration.

Under the Securities Purchase Agreement, the Company’s Board of Directors (the “Board”) is required to consist of five members, which shall be set forth in the Company’s Bylaws.  In addition, Scotts Miracle-Gro is entitled to appoint one member to the Board and have one additional Board observer while the Warrant remains outstanding, and the Company is required to appoint one more independent director (in addition to the one independent director presently serving on the Board).  At the time that the Company appoints the new independent director, one current Board member, Michael Barish, will resign from the Board.

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents.

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, the Company initially entered a Letter Agreement and issued a Promissory Note to Main Power Electrical Factory, Ltd. (the “Promissory Note”) on June 30, 2009, and subsequently amended the terms of the Promissory Note effective as of December 31, 2010 and again on December 31, 2011.  Under the December 31, 2011 amendment, the parties agreed to extend the final maturity of the Promissory Note to December 31, 2015.

In conjunction with the “Private Offering” of Series B Preferred Stock and the Warrant above, the Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note.  Main Power also released the Company’s pledged collateral and the parties agreed to terminate the Letter Agreement and Promissory Note effective as of April 22, 2013.  The Company did not incur any early termination penalties.

Under a condition to the Securities Purchase Agreement above, Scotts Miracle-Gro is entitled to appoint one member to the Board while the Warrant remains outstanding.  Pursuant to provision, Scotts Miracle-Gro has appointed Chris J. Hagedorn to the Company’s Board effective as of April 22, 2013.  Mr. Hagedorn is an employee of The Scotts Company LLC, a wholly owned subsidiary of Scotts Miracle-Gro. There are no other transactions between Mr. Hagedorn and the Company that would be required to be reported under Item 404(a) of Regulation S-K.  Mr. Hagedorn will serve on two Board committees:  the Audit Committee and the Governance, Compensation and Nominating Committee and will receive no compensation for his service as a director, but he will be reimbursed for expenses attributable to his Board and Committee membership.

Effective as of April 22, 2013, and as required by the Securities Purchase Agreement the Board of Directors amended the Bylaws to require that the Board consist of five directors, mandate that the holder of the Series B Preferred Stock be entitled to appoint one member of the Board (the “Series B Director”), require that the Series B Director serve on all committees of the Board, and require that the Company’s Bylaws not be amended without the approval of the Series B Director.

In conjunction with the Private Offering described above, the Company and Scotts Miracle-Gro also agreed to the following:

Intellectual Property Sale.  The Company also agreed to sell to Scotts Miracle-Gro all intellectual property associated with the Company’s hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.

Technology Licensing Agreement.  The Company was granted an exclusive license (the “Technology License”) to use the Hydroponic IP in North America and certain European Countries ( collectively, the “Company Markets”) in return for a royalty of 2% of annual net sales (the “Royalty”), as determined at the end of each fiscal year.  The Royalty is payable in the Company's common stock at the conversion price of the Series B Preferred Stock.  The initial term of the Technology License is five years, and the Company may renew the Technology License for an additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the Technology Licensing Agreement at the time of renewal.  The Technology License may not be assigned.

Brand License.  The Company and Scotts Miracle-Gro also entered a brand license whereby the Company may use certain of Scotts Miracle-Gro’s trade name, trademark and/or service mark to rebrand the AeroGarden and, with the written consent of Scotts Miracle-Gro, other products in the Company Markets in exchange for the Company’s payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in annual net sales, as compared to net sales during the fiscal year ended March 31, 2013.  Such brand license compensation is payable in the Company’s common stock at $1.51 per share (the conversion price of the Series A Preferred Stock).  The initial term of the brand license will be five years, and the Company may renew the license for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the brand license at the time of renewal.  The brand license may not be assigned.  The brand license may only be terminated by Scotts Miracle-Gro in the event of an uncured default, under the terms of the brand license.

Collaboration.  During the term of the Brand License, the Company has access to Scotts Miracle-Gro’s business development team, selling, marketing and supply chain resources, customer and email lists, for reasonable “out of pocket” costs, and Scotts Miracle-Gro will have access to the Company’s consumer email lists.

Supply Chain Services Agreement.  During the term of the Technology License Agreement, Scotts Miracle-Gro will pay the Company an annual fee equal to 7% of the cost of goods of all products that Scotts Miracle-Gro purchases from the Company or a vendor, in exploiting the hydroponic IP internationally (outside of the Company Markets) over the course of each contract year during the term of the Agreement.

Accounting for the financing arrangement. The Company is evaluating the various components of this very complex  transaction and is obtaining valuations on certain assets and liabilities involved in the transaction in order to conclude on the appropriate accounting and disclosure of the transactions in the Form 10-Q for the period ending June 30, 2013.

The Company received $4,000,000 in exchange for 2,649,007 shares of the Company’s Series B Convertible Preferred Stock and a warrant to purchase shares of the Company’s common stock (as described in greater detail above). The Company also agreed to sell to Scotts Miracle-Gro all intellectual property associated with the Company’s Hydroponic IP, other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  The Company was granted an exclusive license to use the Hydroponic IP in North America and certain European Countries  in return for a royalty of 2% of annual net sales (the “Royalty”), The Company may use certain of Scotts Miracle-Gro’s trade name, trademark and/or service mark to rebrand the AeroGarden and other  products in the Company Markets in exchange for the Company’s payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in annual net sales from those of the fiscal year ended March 31, 2013.  The Company also received the right to market to their database of approximately 3.5 million customer names and addresses.

The following is the Company’s unaudited schedule as if Main Power Promissory Note had been paid in full in conjunction with the “Private Offering” of Series B Preferred Stock and the Warrant above as of March 31, 2013:

	March 31,	March 31,
	2013	2012
Main Power Promissory Note	$-	$1,999,297
First Western Trust Term Loan	322,832	578,445
Subordinated Secured Convertible Notes	--	5,032,188
Notes Payable –Credit Card Receipts-Backed Notes	640,373	941,815
Pawnee Promissory Note	41,514	74,422
Total Debt	1,004,719	8,626,167
Less current portion	956,771	2,030,869
Long Term Debt	$47,948	$6,595,298

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.7	Certificate of Amendment to Articles of Incorporation, certified May 3, 2010 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q, filed August 12, 2010)

3.8	Certificate of Amendment to Articles of Incorporation, dated May 1, 2012 (incorporated by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q, filed August 10, 2012)

3.9	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)

3.10	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

3.11	Amendment No. 2 to Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed April 23, 2013)

3.12
Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

3.13
Certificate of Amendment to Series A Convertible Preferred Stock Certificate of Designations, certified June 21, 2010 (incorporated by reference to Exhibit 3.11 of our Quarterly Report on Form 10-Q for the quarter year ended June 30, 2010, filed August 12, 2010)

3.14
Amendment Number 2 to Series A Convertible Preferred Stock Certificate of Designations, as filed with the Nevada Secretary of State on April 6, 2012 (incorporated by reference to our Current Report on Form 8-K, filed April 16, 2012)

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.2	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.3	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)

4.4	Form of Credit Card Note, or Series 2010B Secured 15% Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed November 3, 2010)

4.5	Form of Credit Card Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed November 3, 2010)

4.6	Form of Credit Card Note (Secured 17% Promissory Note), effective October 17, 2011 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed October 21, 2011)

4.7	Form of Credit Card Note (Secured 15% Promissory Note), due November 1, 2012 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed September 18, 2013)

4.8	Form of Warrant Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 23, 2013)

4.9	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)

4.10	Voting Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 23, 2013)

10.1	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed March 7, 2006)

10.2	Form of Stock Option Agreement relating to the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed March 7, 2006)

10.3	2005 Equity Compensation Plan, as amended (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, filed July 28, 2010)

10.4	Form of Stock Option Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed March 7, 2006)

10.5	Form of Restricted Stock Grant Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed March 7, 2006)

10.6	Lease Agreement with Pawnee Properties, LLC (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K, filed August 2, 2006)

10.7
Business Loan Agreement and Promissory Note between the Company and First Western Trust Bank, dated May 21, 2010 (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010)

10.8
Business Loan Agreement and Promissory Note between the Company, Jack J. Walker (as guarantor) and First Western Trust Bank, dated May 21, 2010 (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 12, 2010)

10.9
Form of Guaranty Agreement dated October 21, 2010 for the benefit of the holders of the Credit Card Notes (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed November 3, 2010)

10.10
Contribution Agreement dated October 25, 2010 by and among Jack J. Walker, H. MacGregor Clarke and J. Michael Wolfe (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed November 3, 2010)

10.11
Indemnity Agreement dated October 25, 2010 by and among Jack J. Walker, H. MacGregor Clarke and J. Michael Wolfe (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed November 3, 2010)

10.12
Escrow and Account Control Agreement dated October 21, 2010 by and among the Company and First Western Trust Bank (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed November 3, 2010)

10.13
Form of Indemnification Agreement for Officers and Directors of the Company (incorporated by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed November 10, 2010)

10.14
Promissory Note and related Agreement by AeroGrow International, Inc. and Main Power Electrical Factory Ltd dated as of December 31, 2010 (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed February 14, 2011)

10.15
Transaction Agreement dated April 12, 2011 by and among the Company, AG Worldwide, LLC and Cyrano Partners, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed April 12, 2011)

10.16
Distributor and License Agreement, dated April 12, 2011 by and among the Company and AG Worldwide, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed April 12, 2011)

10.17	Warehouse Services Agreement dated April 20, 2011, by and between the Company and Wildernest Logistics Solutions, Inc.

10.18
Transaction (Joint Venture) Agreement by and between the Company and Cyrano Partners LLC and AG Worldwide, LLC, dated April 12, 2011 (incorporated by reference to Appendix I to our Information Statement on Schedule 14C, filed April 29, 2011) (Note: terminated on August 5, 2011)

10.19
Distributor and License Agreement dated April 12, 2011 by and between the Company and AG Worldwide, LLC (incorporated by reference to Appendix I to our Information Statement on Schedule 14C, filed April 29, 2011) (Note: terminated on August 5, 2011)

10.20	Form of Revenue Sharing Agreement, effective October 17, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed October 21, 2011

10.21	Form of Guaranty Agreement, effective October 17, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed October 21, 2011

10.22
Escrow and Account Control Agreement, dated October 17, 2011, by and among the Company and First Western Trust Bank (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed October 21, 2011)

10.23
Form of Reinvestment Agreement by and among the Company and holders of the Credit Card Notes (Secured 17% Promissory Notes), dated November 18, 2011 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed November 21, 2011)

10.24
Third Addendum, effective as of September 30, 2011, to the Lease dated July 27, 2006 by and between the Company, as Tenant, and Pawnee Properties, LLC, as Landlord (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed November 30, 2011)

10.25
Promissory Note, dated as of October 1, 2011, issued by the Company in favor of Pawnee Properties, LLC (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed November 30, 2011)

10.26
Waiver and First Amendment to Promissory Note dated December 31, 2010, issued by the Company to Main Power Electrical Factory Ltd., effective as of December 31, 2011 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed March 6, 2012)

10.27
Employment Agreement dated March 4, 2012 by and between Company and J. Michael Wolfe, Chief Executive Officer (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed March 6, 2012)

10.28
Employment Agreement, dated March 4, 2012 by and between the Company and H. MacGregor Clarke, Chief Financial Officer (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K, filed March 6, 2012)

10.29
Employment Agreement dated as of March 4, 2012 by and between the Company and John K. Thompson, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed March 6, 2012)

10.30	Form of Consent Letter – Series A Preferred Stockholder, effective April 11, 2012

10.31	Form of Consent Letter – 8% Subordinated Secured Convertible Promissory Notes, effective April 11, 2012

10.32
Securities Purchase Agreement, by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 23, 2013)

10.33	Indemnification Agreement, by and between the Company and Chris J. Hagedorn, dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 23, 2013)

10.34	Escrow and Account Control Agreement with Western Trust Bank, dated September 6, 2012 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed September 18, 2013)

16.1	Letter from Eide Bailly LLP to the Securities and Exchange Commission dated November 22, 2011 (incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K filed November 23, 2011)

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.