Form 10-Q
period 2013-06-30
AeroGrow International, Inc.
filed 2013-08-14
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of August 12, 2013:  5,904,877

AeroGrow International, Inc.

FORM 10-Q REPORT
June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

 AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$3,301,447	$524,491
Restricted cash	23,571	42,294
Accounts receivable, net of allowance for doubtful accounts of $544 and $1,100 at June 30, 2013 and March 31, 2013, respectively	68,083	173,096
Other receivables	106,531	168,511
Inventory	888,364	1,229,397
Prepaid expenses and other	133,259	204,927
Total current assets	4,521,255	2,342,716
Property and equipment, net of accumulated depreciation of $2,905,650 and $2,868,610 at June 30, 2013 and March 31, 2013, respectively	251,342	265,508
Other assets
Intangible assets, net of $350 and $134,837 of accumulated amortization at June 30, 2013 and March 31, 2013, respectively	1,825	195,403
Deposits	145,201	145,201
Deferred debt issuance costs, net of accumulated amortization of $2,262,760 and $2,253,936 at June 30, 2013 and March 31, 2013, respectively	14,228	23,052
Total other assets	161,254	363,656
Total assets	$4,933,851	$2,971,880

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Notes payable	$383,960	$518,347
Notes payable – related party	83,649	122,026
Current portion – long term debt	1,109,012	899,399
Accounts payable	330,678	379,242
Accrued expenses	180,138	292,066
Customer deposits	156,248	156,929
Deferred rent	5,829	6,209
Total current liabilities	2,249,514	2,374,218
Long term debt	--	1,168,711
Total liabilities	2,249,514	3,542,929
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 and 0 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	2,649	--
Common stock, $.001 par value, 750,000,000 shares authorized, 5,904,877 and 5,904,877 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	5,905	5,905
Additional paid-in capital	79,015,408	75,427,217
Accumulated deficit	(76,339,625)	(76,004,171)
Total stockholders' equity (deficit)	2,684,337	(571,049)
Total liabilities and stockholders' equity (deficit)	$4,933,851	$2,971,880

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,
	2013	2012
Product sales	$1,123,169	$1,416,533
Cost of revenue	721,444	693,332
Gross profit	401,725	723,201

Operating expenses
Research and development	21,669	93,024
Sales and marketing	470,021	451,177
General and administrative	399,231	577,616
Total operating expenses	890,921	1,121,817

Loss from operations	(489,196)	(398,616)

Other (income) expense, net
Interest (income)	(2)	(2)
Interest expense	91,167	108,975
Interest expense – related party	3,593	11,650
Debt conversion cost	-	6,648,267
Other (income) expense	(516,657)	302
Total other (income) expense, net	(421,899)	6,769,192

Net loss	$(67,297)	$(7,167,808)

Deemed dividend on convertible preferred stock	(268,157)	--
Net loss attributable to common stockholders	(335,454)	(7,167,808)
Net loss per share, basic and diluted	$(0.06)	$(1.24)

Weighted average number of common shares outstanding , basic and diluted	5,904,877	5,763,416

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(67,297)	$(7,167,808)
Adjustments to reconcile net (loss) to cash (used) provided by operations:
Issuance of common stock and options under equity compensation plans	43,531	63,384
Depreciation and amortization expense	38,321	35,579
Bad debt expense	(557)	(590)
Loss on disposal of fixed assets	71	--
Accretion of debt associated with sale of intellectual property	(9,990)	--
Gain on the forgiveness of debt	(488,625)
Debt conversion costs associated with inducement	--	3,461,637
Amortization of debt issuance costs	8,824	811,020
Amortization of convertible debentures, beneficial conversion feature	--	1,066,804
Amortization of convertible debentures, beneficial conversion feature – related party	--	188,924
Interest expense from warrants issued with convertible debentures	--	954,687
Interest expense from warrants issued with convertible debentures – related party	--	186,881
Change in operating assets and liabilities:
Decrease in accounts receivable	105,570	160,626
Decrease in other receivable	61,980	57,480
(Increase) decrease in inventory	103,895	(22,973)
Decrease in other current assets	71,668	55,997
Decrease in deposits	--	543
Decrease in accounts payable	(48,564)	(131,828)
(Increase) decrease in accrued expenses	(111,928)	116,457
Increase in accrued interest	22,175	54,443
Increase in accrued interest-related party	3,593	11,650
Decrease in customer deposits	(681)	(2,038)
Increase (decrease) in deferred rent	(380)	532
Net cash used by operating activities	(268,394)	(98,593)
Cash flows from investing activities:
Decrease in restricted cash	18,723	14,677
Purchases of equipment	(23,167)	(7,027)
Proceeds from the sale of intellectual property	500,000	(6,315)
Net cash provided by investing activities	495,556	1,335
Cash flows from financing activities:
Repayments of notes payable	(157,783)	(185,782)
Repayments of notes payable – related party	(35,068)	(85,002)
Repayments of long term debt borrowings	(1,100,040)	(85,662)
Proceeds from the issuance of preferred stock	4,000,000	--
Payments for offering costs of preferred stock	(157,315)	--
Proceeds from the exercise and issuance of warrants	--	1,180,896
Net cash provided by financing activities	2,549,794	824,450
Net increase in cash	2,776,956	727,192
Cash, beginning of period	524,491	501,577
Cash, end of period	$3,301,447	$1,228,769

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Three months ended June 30,
Cash paid during the period for:	2013	2012
Interest	$31,507	$39,997
Income taxes	$--	$--

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock	$268,157	$--
Decrease of inventory associated with debt settlement	$237,138	$--
Fair value of warrant liability	$563,533	$--
Fair value of warrant issued to placement agent	$107,500	$--
Debt associated with sale of intellectual property	$297,493	$--
Decrease of debt associated with inventory consumption	$--	$138,399
Issuance of common stock in accordance with credit card note	$--	$28,086
Conversion of accrued expenses to common stock	$--	$211,690
Conversion of Note Payable to common stock	$--	$129,258
Conversion of Note Payable -related party to common stock	$--	$5,717,882
Conversion of convertible note to common stock	$--	$545,157
Conversion of convertible note accrued interest to common stock	$--	$1,078,513
Conversion of convertible note-related party to common stock	$--	$102,828

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

AeroGrow International, Inc. (the “Company", “we”, “AeroGrow”, or “our”) was formed as a Nevada corporation on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets five different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue and direct-to-consumer sales in the United States, as well as selected countries in Europe, Asia and Australia.

2.	Liquidity, Ability to Continue as a Going Concern, and Basis of Presentation

Interim Financial Information

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on July 1, 2013.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2013, the results of operations for the three months ended June 30, 2013 and 2012, and the cash flows for the three months ended June 30, 2013 and 2012. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of March 31, 2013 is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the three months ended June 30, 2013, of $76,339,625.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

In the fiscal year ended March 31, 2012 (“Fiscal 2012”), we recapitalized our balance sheet.  Specifically, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in short-term working capital debt,  restructured the payment schedule for a $2.1 million note payable to a supplier, and received approval from our shareholders and affected creditors to convert our Series A Preferred Stock and Subordinated Secured Convertible Notes into common stock . The conversions of our convertible securities were completed in April 2012, the first month of (“Fiscal 2013”).  In addition, during the first quarter of Fiscal 2013, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, resulting in $1.59 million of new common equity capital from warrant exercises.

In April 2013, we entered into a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of The Scotts Miracle-Gro. Company (NYSE:  SMG, “Scotts Miracle-Gro”).  Pursuant to the Securities Purchase Agreement, we issued (i) 2,649,007 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  As part of the strategic alliance, we also entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement.

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

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of June 30, 2013.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended June 30, 2013, the Company had three customers that represented 15.8%, 7.0%, and 6.9%, of the Company’s net product sales. For the three months ended June 30, 2012, the Company had no customers that represented more than 5% of the Company’s net product sales.

Suppliers:
For the three months ended June 30, 2013, the Company purchased inventories and other inventory-related items from three suppliers totaling $90,613, $86,558, and $48,837, representing 12.6%, 12.0%, and 6.8% of cost of revenue, respectively. For the three months ended June 30, 2012, the Company purchased inventories and other inventory-related items from two suppliers totaling $187,338 and $58,426 representing 27.0% and 8.4% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse effect on operations.

Accounts Receivable:
As of June 30, 2013, the Company had two customers that represented 60.7% and 15.3% of the outstanding accounts receivable.  As of March 31, 2013, the Company had one customer who represented 61.2% of outstanding accounts receivable.

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

The carrying value of financial instruments including receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2013 and March 31, 2013 due to the relatively short-term nature of these instruments. As of June 30, 2013 and March 31, 2013, the fair value of the Company's debt, notes payable, and sale of intellectual property liability using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 15%.

In conjunction with the Securities Purchase Agreement and strategic alliance Scotts Miracle-Gro, the Company issued a warrant that entitles, but does not obligate Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock. This warrant was accounted for as a liability at its estimated fair value. The warrant liability will be re-measured to fair value at the end of each reporting period until it is exercised or expires. The Company calculated the fair value of the warrant during the quarter ended June 30, 2013 using a multiple based valuation model.

	June 30, 2013		March 31, 2013
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$450,331	$467,609	$610,417	$640,373
Sale of Intellectual Property Liability	190,416	297,493	--	--
Warrant Liability	563,533	563,533	--	--
Long-term debt	233,674	247,986	1,725,513	2,068,110
Total	$1,437,954	$1,576,621	$2,335,930	$2,708,483

As of June 30, 2013, the Company measured the warrant at fair value and will continue to do so on a recurring basis subsequent to initial recognition. As of  March 31, 2013, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 90 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $544 and $1,100 at June 30, 2013 and March 31, 2013, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2013 and March 31, 2013, the balance in this reserve account was $106,531 and $168,511, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-Reporting on Advertising Costs.  As prescribed by ASC 340-20-25, direct response advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of June 30, 2013 and March 31, 2013, the Company deferred $707 and $3,799, respectively, related to such media and advertising costs. Advertising expenses for the three months ended June 30, 2013 and June 30, 2012 were $75,826 and $170,457, respectively.

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

	June 30,	March 31,
	2013	2013
Finished goods	$516,427	$606,101
Raw materials	371,937	623,296
	$888,364	$1,229,397

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2013 and March 31, 2013, the Company had reserved $331,552 for inventory obsolescence.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. As of June 30, 2013 and March 31, 2013, the Company had accrued $39,955 and $42,623, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $7,962 and $9,514 as of June 30, 2013 and March 31, 2013, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of June 30, 2013 and March 31, 2013, the Company has recorded a reserve for customer returns of $15,296 and $27,255, respectively.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance was effective July 1, 2012, with early adoption permitted. This new guidance did not have a material effect on our financial statements.

In July 2012, FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an effect on the Company’s financial position, results of operations or cash flows. This new guidance will not have a material effect on our financial statements.

3.	Notes Payable and Long Term Debt

As of June 30, 2013 and March 31, 2013, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	June 30,	March 31,
	2013	2013
Main Power Promissory Note	$--	$1,703,764
First Western Trust Term Loan	213,293	322,832
Notes Payable –Credit Card Receipts-Backed Notes	467,609	640,373
Pawnee Promissory Note	34,693	41,514
Debt Associated with Scotts Transaction (see Note 4)	861,026	-
Total Debt	1,576,621	2,708,483
Less Notes Payable and Current Portion – Long Term Debt	1,576,621	1,539,772
Long Term Debt	$--	$1,168,711

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

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power.  As part of the amendments, the Company issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced $661,446 of obligations relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on the Company’s behalf.  The Revised Main Power Note had a final maturity of May 31, 2013, and carried an interest rate of 8% per annum.

During the quarter ended June 30, 2011, the Company fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently, the parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $3,000 during the fourth fiscal quarter of Fiscal 2012, $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  On April 23, 2013, the MainPower Promissory Note outstanding, including all accrued interest, was paid in full for $950,000.  As of April 23, 2013, there was $237,138 in consignment inventory held by Main Power that was fully reserved for during the three month period ending June 30, 2013. The inventory reserve combined with the payment in full resulted in a net gain of $488,625 recognized in other income and expense for the three months ended June 30, 2013.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets and bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of June 30, 2013, $213,293 was outstanding under the FWTB Term Loan, including accrued interest, and we were current and in compliance with all terms and conditions.

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

The 2011 Credit Card Notes carried an interest of 17% per annum and had a final maturity of October 1, 2012.  20% of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

The obligation of the Company to repay the Credit Card Notes was severally guaranteed by Jack J. Walker, our Chairman (up to $510,555), J. Michael Wolfe, our Chief Executive Officer (up to $204,222) and H. MacGregor Clarke, our former Chief Financial Officer (up to $102,111).

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

As of June 30, 2013, $467,609 was outstanding under the 2012 Credit Card Notes, including accrued interest, and we were current and in compliance with all terms and conditions.

Pawnee Lease Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at the option of the Company, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of June 30, 2013, the outstanding balance of the Lease Promissory Note, including accrued interest, was $34,693 and we were current and in compliance with all terms and conditions.

4.	Convertible Preferred Stock

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4,000,000.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds totaled to $3,842,685.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to Main Power.  The Company plans to use the remaining net proceeds for working capital and general corporate purposes.

The Company also issued a warrant to purchase 125,000 shares of the Company’s common stock to the placement agent.  This warrant has an exercise price of $1.54 per share (125% of the average closing price of the Company’s common stock during the five-day period prior to the April 22, 2013 closing date). The value of this warrant was estimated at $107,500, based on the Black-Scholes model with the following assumptions, stock price of $1.30, calculated exercise price of $1.54, expected like of three years, annualized volatility of 117.2% and a discount rate of 0.39%., The value of the warrant was recorded as stock issuance costs.

The Series B Preferred Stock is convertible into 2,649,007 shares of the Company’s common stock ($4,000,000 divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock does not have a liquidation preference and shall vote on an “as-converted” basis with the common stock.  The Series B Preferred Stock automatically converts into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and the Company’s then-outstanding common stock, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.

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

(a)
an amount equal to (i) 1.34 times the trailing twelve months “Net Sales” (which includes sales of the Company’s products by Scotts Miracle-Gro and its affiliates) minus (ii) “Debt Outstanding” net of cash (as such terms are defined in the Warrant), by

(b)	the total shares of capital stock outstanding, including outstanding in-the-money options and warrants, but not the Warrant contemplated in this Private Offering.

The Warrant expires on April 22, 2021, the eighth anniversary of the closing date.  The Warrant contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets).  Scotts Miracle-Gro also has the right to participate pro rata, based on Scotts Miracle-Gro’s percentage equity ownership in the Company (assuming the exercise of Scotts Miracle-Gro’s Warrant, but not the exercise of any options outstanding under the Company’s equity compensation plans) in future issuances of the Company’s equity securities.  Upon exercise of the Warrant and demand by Scotts Miracle-Gro, the Company must use its best efforts to file a Registration Statement on Form S-3, or, if the Company is not eligible for Form S-3, on Form S-1 (collectively, the “Registration Statement”), covering the shares of the Company’s common stock covered by the Preferred Stock and the Warrant, within 120 calendar days after receipt of Scotts Miracle-Gro’s demand for registration and shall use its best efforts to cause the Registration Statement to become effective as soon as possible thereafter.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $563,533 as of June 30, 2013. The warrant liability will be re-measured to fair value at the end of each reporting period it is exercised or expires. The Company calculated the fair value of the warrants during the quarter ended June 30, 2013 using a multiple based valuation model.

In conjunction with the “Private Offering” of Series B Preferred Stock and the Warrant above, the Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Main Power Promissory Note.  Main Power also released the Company’s pledged collateral and the parties agreed to terminate the Letter Agreement and Promissory Note effective as of April 22, 2013.  The Company did not incur any early termination penalties. As of April 23, 2013, there was $237,138 in consignment inventory held by Main Power that was fully reserved for during the three month period ending June 30, 2013.

In conjunction with the Private Offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of the revenue, and the Company has significant involvement in the generation of the revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.

As of June 30, 2013, $297,493 was recorded as debt on the condensed balance sheets.

For more details, please refer to Note 8 “Subsequent Events” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on July 1, 2013.

5.	Equity Compensation Plans

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s pre-reverse common stock were converted automatically into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been retroactively adjusted to reflect the reverse stock split.

For the three months ended June 30, 2013, the Company granted 150,000 options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”). For the three months ended June 30, 2012, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Plan.

During the three months ended June 30, 2013 there were 447 options that were cancelled or that expired and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended June 30, 2012, there were no options that were either were cancelled or expired and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of June 30, 2013, the Company had granted options for 181,516 shares of the Company’s common stock that are unvested and that will result in $181,516 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of June 30, 2013 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
$1.01	177,149	4.61	$1.01		80,381	4.61	$1.01
$1.10	100,000	4.75	$1.10		43,002	4.75	$1.10
$1.21	50,000	4.75	$1.21		22,251	4.75	$1.21
$7.00	5,460	2.41	$7.00		5,460	2.41	$7.00
$8.00	77,910	2.43	$8.00		77,910	2.43	$8.00
$12.00	4,795	0.59	$12.00		4,795	0.59	$12.00
$13.00	690	1.12	$13.00		690	1.12	$13.00
$14.00	2,000	1.98	$14.00		2,000	1.98	$14.00
$18.00	9,750	0.67	$18.00		9,750	0.67	$18.00
$20.00	1,700	1.37	$20.00		1,700	1.37	$20.00
	429,454	4.07	$3.06	$11,860	247,938	3.62	$9.61	$49,933

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was June 28, 2013.

6.	Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2013 and March 31, 2013, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.	Related Party Transactions

See Note 3. Notes Payable, Long Term Debt and Current Portion – Long Term Debt for disclosure of related party transactions.

8.	Stockholders’ Equity

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s pre-reverse common stock were converted automatically into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been retroactively adjusted to reflect the reverse stock split.

A summary of the Company’s common stock warrant activity for the period from April 1, 2013 through June 30, 2013 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2013	528,258	$22.41	$0.00
Granted	125,000	1.54
Exercised	-	-
Expired	120	-
Outstanding, June 30, 2013	653,138	$18.13	$0.00

As of June 30, 2013, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Yrs)
125,000	$1.54	4.81
394,173	$7.00	3.78
122,600	$20.00	1.87
750	$25.00	1.27
2,750	$100.00	0.64
7,200	$800.00	1.18
665	$825.00	1.18
653,138	$18.13	2.65

The Company also issued a warrant that entitles, but not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value. The warrant liability will be re-measured to fair value at the end of each reporting period until it is exercised or expires.

9.	Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2013 and June 30, 2012.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,”  “AeroGrow,” “we,” “us,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2013.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

Overview

AeroGrow International, Inc. was formed as a Nevada corporation on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets five different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue and direct-to-consumer sales in the United States as well as selected countries in Europe, Asia and Australia.

During the fiscal year ended March 31, 2012 (“Fiscal 2012”), we recapitalized our balance sheet.  Specifically, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in short-term working capital debt,  restructured the payment schedule for a $2.1 million note payable to a supplier, and received approval from our shareholders and affected creditors to convert our Series A Preferred Stock and Subordinated Secured Convertible Notes into common stock . The conversions of our convertible securities were completed in April 2012, the first month the year ended March 31, 2013 (“Fiscal 2013”).  In addition, during the first quarter of Fiscal 2013, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, resulting in $1.59 million of new common equity capital from warrant exercises.

We entered into a Securities Purchase Agreement and strategic alliance in April 2013 with a wholly owned subsidiary of The Scotts Miracle-Gro Company (NYSE:  SMG, “Scotts Miracle-Gro”). Pursuant to the Securities Purchase Agreement, we issued (i) 2,649,007 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement.

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

Results of Operations

Three Months Ended June 30, 2013 and June 30, 2012

Summary Overview
For the three months ended June 30, 2013, total revenue of $1,123,169 was down 20.7%, or $293,364, relative to the same period in the prior year.  The decline was caused by a $544,404, or 40.9%, decline in sales to direct-to-consumer channels caused by the aging of our direct response customer file and a lack of advertising due to low inventory levels.  This decline was partially offset by the sales in our retail channels which were up 285.7%, or $125,102, primarily to sales to newly acquired retail accounts, particularly Amazon.com.   Sales to international distributors increased by 310.2% to $166,533 in the three months ended June 30, 2013 relative to the same period in the prior year. This increase is exclusively attributable to reorders from our existing customers.

We saw a 32.9% year-over-year increase in the efficiency of our marketing efforts during for the three months ended June 30, 2013, as measured by dollars of direct-to-consumer sales per dollar of advertising expense. Sales per dollar of advertising expense totaled $10.39 for the three months ended June 30, 2013, as compared to $7.82 per dollar of advertising expense in for the same period in Fiscal 2013. Marketing efficiency improved as we reduced our marketing spending due to the lack of inventory as we rebrand our product line with the Miracle-Gro trade name. We spent only $75,826 during the three months that ended June 30, 2013 compared to $ 170,457 for the same period in Fiscal 2013.

On a product line basis, we experienced a year-over-year increase in the mix of AeroGardens as a percent of total revenue as we began to see an increase in retail customers, which tend to be new AeroGarden customers.  For the three months ended June 30, 2013, AeroGarden sales represented 66.6% of total revenue, as compared to 36.7% in the prior year period.  Seed kit and accessory sales dropped as a percent of the total to 33.4% from 63.3% in the prior year period.

Our gross margin for the three months ended June 30, 2013 was 35.8%, down from 51.1% in the prior year period as we shift our revenue mix from higher margin direct response customers and seed kit sales to lower margin retailers, international distributors and AeroGarden sales. Our gross margin is also affected by brand and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, which we believe will result in expanded sales outlets and decreased gross margins.

In aggregate, our total operating expenses decreased 20.6%, or $230,896 year-over-year, principally because we: (i) did not replace our CFO who resigned in April 2013, (ii) incurred less legal, corporate governance and regulatory costs, and (iii) conducted less research and development cost after we introduced the new AeroGrow Ultra product in the third quarter of Fiscal 2013.

As a result of lower sales, our operating loss increased to $489,196 for the three months ended June 30, 2013, from $398,616 in the prior year period.

Other income and expense for the three months ended June 30, 2013 totaled to a net other income of $421,899, as compared to net other expense of $6,769,192 in the prior year period.  The net other income in the current year period included $488,625 income attributable to the repayment and settlement of the MainPower note. For the three months ended June 30, 2012, the net other expense included $6,648,267 in non-recurring, non-cash charges that resulted from the conversion of all of our outstanding convertible debt into common stock during the period.

The net loss for the three months ended June 30, 2013 was $67,297, as compared to a $7,167,808 loss in the prior year, primarily due to the gain on the settlement of the MainPower Note and the non-cash charges that resulted from the conversion of all of our outstanding convertible debt into common stock during the prior period.

The following table sets forth, as a percentage of sales, our financial results for the three months ended June 30, 2013 and the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012
Net revenue
Direct-to-consumer	70.2%	94.0%
Retail	15.0%	3.1%
International	14.8%	2.9%
Total net revenue	100.0%	100.0%

Cost of revenue	64.2%	48.9%
Gross profit	35.8%	51.1%

Operating expenses
Research and development	1.9%	6.6%
Sales and marketing	41.8%	31.9%
General and administrative	35.5%	40.8%
Total operating expenses	79.2%	79.3%
Loss from operations	(43.4)%	(28.2)%

Revenue
For the three months ended June 30, 2013, revenue totaled $1,123,169, a year-over-year decrease of 20.7% or $293,364, from the three months ended June 30, 2012.

	Three Months Ended June 30,
Net Revenue	2013	2012
Direct-to-consumer	$787,751	$1,332,155
Retail	168,885	43,783
International	166,533	40,595
Total	$1,123,169	$1,416,533

Direct-to-consumer sales for the three months ended June 30, 2013 totaled $787,751, down $544,404 or 40.9%, from the prior year period.   The decline in sales to direct-to-consumer channels was caused by the aging of our direct response customer file and a decrease in direct-to-consumer advertising, a renewed focus on the retail marketing channel after we entered the strategic alliance with Scotts Miracle-Gro, and lower inventory levels, as we began rebranding our products with the Miracle-Gro trade name.

Sales to retailer customers for the three months ended June 30, 2013 totaled $168,885, up $125,102, or 285.7%, from the same period a year earlier, principally reflecting  sales to newly acquired retail accounts, particularly Amazon.com, during the latter half of Fiscal 2013.

International sales for the three months ended June 30, 2013 totaled $166,533, up $125,938 or 310.2% from the same period in the prior fiscal year.  Sales in both periods principally reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens, and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2013 and June 30, 2012 is as follows:

	Three Months Ended June 30,
	2013	2012
Product Revenue
AeroGardens	$747,508	$519,189
Seed kits and accessories	375,661	897,344
Total	$1,123,169	$1,416,533
% of Total Revenue
AeroGardens	66.6%	36.7%
Seed kits and accessories	33.4%	63.3%
Total	100.0%	100.0%

AeroGarden sales increased $228,319, or 44.0%, from the prior year period reflecting the overall increase in sales to retail customers, which favor AeroGarden sales. The seed kit and accessory sales declined by $521,683, or 58.1%, principally reflects the decline in direct-to-consumer sales.  For the three months ended June 30, 2013, sales of seed kits and accessories represented 33.4% of total revenue, as compared to 63.8% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2013 totaled $721,444, an increase of $28,112, or 4.1%, from the three months ended June 30, 2012.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to products imported. As a percent of total revenue, cost of revenue represented 64.2% of revenue as compared to 48.9% for the quarter ended June 30, 2012.  The increase in costs as a percent of revenue reflected brand and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, the shift of our revenue mix from higher margin direct response customers and seed kit sales to lower margin retailers, international distributors and AeroGarden sales .

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the quarter ended June 30, 2013 was 35.8% as compared to 51.1% for the quarter ended June 30, 2012.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, primarily Amazon.com, cost associated with inventory rebranding costs and the payment of intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Grow, and increased international sales.

Sales and Marketing
Sales and marketing costs for the three months ended June 30, 2013 totaled $470,021, as compared to $451,177 for the three months ended June 30, 2012, an increase of 4.2%, or $18,844.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended June 30,
	2013	2012
Advertising	$75,826	$170,457
Personnel	271,694	228,411
Sales commissions	3,457	5,279
Other	119,044	47,030
	$470,021	$451,177

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogues, mailing and web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $75,826 for the quarter ended June 30, 2013, a year-over-year decrease of 55.5%, or $94,631, primarily because we delayed mailing any catalogues during the current year period we have rebranded our product line and inventory with the Miracle-Gro trade name.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2013, personnel costs for sales and marketing were $271,694, up $43,283 or 18.9% from the three months ended June 30, 2012.  The increase reflected the additional resources for the three months ended June 30, 2013.

Other marketing expenses increased year-over-year due to certain expenses incurred as we realign our manufacturing in China.

General and Administrative
General and administrative costs for the three months ended June 30, 2013 totaled $399,231, as compared to $577,616 for the three months ended June 30, 2012, a decrease of 30.9%, or $178,385.  The decrease is the result of not replacing our Chief Financial Officer, who resigned in April 2013, and a reduction of legal, corporate governance and regulatory costs related to the conversion of our convertible debt in the prior year period.

Research and Development
Research and development costs for the quarter ended June 30, 2013 totaled $21,669, a decrease of $71,351 from the quarter ended June 30, 2012.  The decrease principally reflected expenses related to design and consulting service expenses we incurred to support new product development activities (primarily the AeroGarden Ultra, which was introduced in the third quarter of Fiscal 2013) in the three months ended June 30, 2012.

Operating Loss and EBITDA
Our operating loss for the three months ended June 30, 2013 was $489,196, an increase of $90,580 from the operating loss of $398,616 for the three months ended June 30, 2012.  The increased loss reflected lower sales and higher cost of revenue expenses.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Income or Loss excluding the non-cash depreciation, amortization, change in warrant liability, and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA loss for the quarter ended June 30, 2013 totaled $407,344, which was $107,691 more than the $299,653 EBITDA loss recognized during the prior year quarter.

	Three Months Ended June 30,
	2013	2012
Operating loss	$(489,196)	$(398,616)
Add back non-cash items:
Depreciation	37,260	31,737
Amortization	1,061	3,842
Stock based compensation	43,531	63,384
Total non-cash items	81,852	98,963
EBITDA	$(407,344)	$(299,653)

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

Other Income and Expense
Other income and expense for the three months ended June 30, 2013 totaled to a net other income of $421,899, as compared to net other expense of $6,769,192 in the prior year period.  The net other income in the current year period included $488,625 in of income attributable to the repayment and settlement of the MainPower note. For the three months ended June 30, 2012, net other expense included $6,648,267 in non-recurring, non-cash charges that resulted from the conversion of all of our outstanding convertible debt into common stock during the period.

Net Loss
For the three months ended June 30, 2013, we incurred a net loss of $67,297 as compared to a net loss of $7,167,808 for the three months ended June 30, 2012.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $268,394 for the three months ended June 30, 2013, as compared to $98,593 cash used in the prior year period.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, and the gain on the forgiveness of debt, totaled to a net gain of $408,425 for the three months ended June 30, 2013, as compared to a net gain of $6,768,326 in the prior year period.  The decrease principally reflected non-cash charges arising from the conversion of convertible debt into common equity in the prior year period.

Changes in current assets used net cash of $343,133 during the three months ended June 30, 2013, principally from increases in inventory and accounts payable.

As of June 30, 2013, the total inventory balance was $888,364, representing approximately 112 days of sales activity at the average daily rate of product cost expensed during the three months ended June 30, 2013.  The days in inventory calculation based on the three months of sales activity can vary greatly due to the seasonality of our sales, which are at a low seasonal level during our fiscal first quarter ending June 30.

Current operating liabilities decreased $135,785 during the three months ended June 30, 2013, principally because of a decrease in accrued expenses.  Accounts payable as of June 30, 2013 totaled $337,069, representing approximately 19 days of daily expense activity at the average daily rate of expenses incurred during three months ended June 30, 2013.

Net investment activity provided $495,556 of cash in the current year period, principally because of the sale of our patent portfolio to Scotts Miracle-Gro.

Net financing activity used provided cash of $2,549,794 during the three months ended June 30, 2013, due the sale of convertible preferred stock being partially offset by debt repayments.

As of June 30, 2013, we had a cash balance of $3,325,018, of which $23,571 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $566,785 as of March 31, 2013, of which $42,294 was restricted.

As of June 30, 2013 and March 31, 2013, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	June 30,	March 31,
	2013	2013
Main Power Promissory Note	$--	$1,703,764
First Western Trust Term Loan	213,293	322,832
Debt Associated with Scotts Transaction	861,026	-
Notes Payable –Credit Card Receipts-Backed Notes	467,609	640,373
Pawnee Promissory Note	34,693	41,514
Total Debt	1,576,621	2,708,483
Less Notes Payable and Current Portion – Long Term Debt	1,576,621	1,539,772
Long Term Debt	$--	$1,168,711

We use, or have used, a variety of debt and equity funding sources to meet our liquidity requirements, including the following:

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

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power.  As part of the amendments, we issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced $661,446 of obligations relating to raw material and finished goods inventory purchased and/or manufactured by Main Power on our behalf.  The Revised Main Power Note had a final maturity of May 31, 2013, and carried an interest rate of 8% per annum.

During the quarter ended June 30, 2011, we fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently, the parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provide for monthly interest payments through the final maturity and principal payments totaling $3,000 during the fourth fiscal quarter of Fiscal 2012, $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduces the amount outstanding under the Revised Main Power Note.  On April 23, 2013, the MainPower Promissory Note outstanding, including all accrued interest, was paid in full for $950,000.  As of April 23, 2013, there was $237,138 in consignment inventory held by Main Power that was fully reserved for during the three month period ending June 30, 2013. The inventory reserve combined with the payment in full resulted in a net gain of $488,625 recognized in other income and expense for the three months ended June 30, 2013.

First Western Trust Term Loan

On May 21, 2010, AeroGrow, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets and bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on AeroGrow incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of June 30, 2013, $213,293 was outstanding under the FWTB Term Loan, including accrued interest, and we were current and in compliance with all terms and conditions.

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

The 2011 Credit Card Notes carried an interest of 17% per annum and had a final maturity of October 1, 2012.  20% of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

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

Notes Payable – 2012 Credit Card Receipts-Backed Notes

On September 14, 2012, we closed on the private sale of $1,285,722 in Series 2012CC 15% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2012 Credit Card Notes”) and 128,573 shares of common stock (collectively, the “2012 Credit Card Offering”).  Consideration for the 2012 Credit Card Offering comprised $1,285,722 in cash.  After deducting $46,128 of placement agent sales commissions (5% on third-party investors, 3% on company-referred investors and 0% on investments by our officers and directors) and expenses, net cash proceeds to AeroGrow totaled $1,239,594.   In addition, we will issue 12,858 shares of common stock to the placement agent as additional sales compensation, representing one share of common stock for every 10 shares issued to investors in the 2012 Credit Card Offering.

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

As of June 30, 2013, $467,609 was outstanding under the 2012 Credit Card Notes, including accrued interest and we were current and in compliance with all terms and conditions.

Pawnee Lease Promissory Note

On November 30, 2011, we executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which we will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at our option, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of June 30, 2013, the outstanding balance of the Lease Promissory Note, including accrued interest, was $34,693 and we were current and in compliance with all terms and conditions.

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, we entered into a Securities Purchase Agreement with Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of our Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of our common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4,000,000.  After deducting offering expenses, including commissions and expenses paid to our advisor, net cash proceeds totaled to $3,830,000.  We used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to Main Power.  We plan to use the remaining net proceeds for working capital and general corporate purposes.

We also issued a warrant to purchase 125,000 shares of our common stock to the placement agent.  This warrant has an exercise price of $1.54 per share (125% of the average closing price of our common stock during the five-day period prior to the April 22, 2013 closing date). The value of this warrant was estimated at $107,500, based on the Black-Scholes model with the following assumptions,  stock price of $1.30, calculated exercise price of $1.54, expected life of three years, annualized volatility of 117.2% and a discount rate of 0.39%. The value of the warrant was recorded as stock issuance costs.

The Series B Preferred Stock is convertible into 2,649,007 shares of our common stock ($4,000,000 divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of our common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock does not have a liquidation preference and shall vote on an “as-converted” basis with the common stock.  The Series B Preferred Stock automatically converts into our common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and our then-outstanding common stock, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.

The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis” (as defined in the Securities Purchase Agreement), constitute 80% of our outstanding capital stock (when added to all other shares owned by Scotts Miracle-Gro), as calculated as of the date or dates of exercise.  The Warrant can be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021 (the third and eighth anniversary of the closing date).  In addition, the Warrant can be exercised in any increment; there is no obligation to exercise the entire Warrant at one time.  The exercise price of the Warrant shall be equal to the quotient obtained by dividing:

(c)
an amount equal to (i) 1.34 times the trailing twelve months “Net Sales” (which includes sales of our products by Scotts Miracle-Gro and its affiliates) minus (ii) “Debt Outstanding” net of cash (as such terms are defined in the Warrant), by

(d)	the total shares of capital stock outstanding, including outstanding in-the-money options and warrants, but not the Warrant contemplated in this Private Offering.

The Warrant expires on April 22, 2021, the eighth anniversary of the closing date.  The Warrant contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all our assets).  Scotts Miracle-Gro also has the right to participate pro rata, based on Scotts Miracle-Gro’s percentage equity ownership in the Company (assuming the exercise of Scotts Miracle-Gro’s Warrant, but not the exercise of any options outstanding under our equity compensation plans) in future issuances of our equity securities.  Upon exercise of the Warrant and demand by Scotts Miracle-Gro, we must use our best efforts to file a Registration Statement on Form S-3, or, if we are not eligible for Form S-3, on Form S-1 (collectively, the “Registration Statement”), covering the shares of our common stock covered by the Preferred Stock and the Warrant, within 120 calendar days after receipt of Scotts Miracle-Gro’s demand for registration and shall use its best efforts to cause the Registration Statement to become effective as soon as possible thereafter.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $563,533 as of June 30, 2013. The warrant liability will be re-measured to fair value at the end of each reporting period until it is exercised or expires. We calculated the fair value of the warrant during the quarter ended June 30, 2013 using a multiple based valuation model.

In conjunction with the “Private Offering” of Series B Preferred Stock and the Warrant above, we used $950,000 of the net proceeds to repay “in full” (with concessions) the Main Power Promissory Note.  Main Power also released our pledged collateral and the parties agreed to terminate the Letter Agreement and Promissory Note effective as of April 22, 2013.  We did not incur any early termination penalties. As of April 23, 2013, there was $237,138 in consignment inventory held by Main Power that was fully reserved for during the three month period ending June 30, 2013. The inventory reserve combined with the payment in full resulted in a net gain of $488,625 recognized in other income and expense for the three months ended June 30, 2013.

In conjunction with the Private Offering described above, we and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Since we received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of the revenue, and we have significant involvement in the generation of the revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.

As of June 30, 2013, $297,493 was recorded as debt on condensed balance sheets.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $3,325,018 ($23,571 of which is restricted as collateral for our various corporate obligations) as of June 30, 2013,
•	our cash of $2,754,118 ($15,016 of which is restricted as collateral for our various corporate obligations) as of August 09, 2013,
•	continued support of, and extensions of credit by, our suppliers and lenders;
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August;
•	the level of spending necessary to support our planned initiatives; and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of the planned direct-to-consumer sales initiatives.

Fiscal 2012 and 2013.  During Fiscal 2012 and Fiscal 2013, we took a number of actions to address our liquidity issues.  Specifically, we re-focused on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business.  We also reduced the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.

During Fiscal 2012, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in 2011 Credit Card Notes (as described above), restructured the payment schedule for the Revised Main Power Note, and received approval from our shareholders and affected creditors to convert our Series A Preferred Stock and Subordinated Secured Convertible Notes into common stock.  During Fiscal 2013, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, and raised $1.59 million in common equity capital.

Fiscal 2014.  As discussed above under the caption “Liquidity and Capital Resources,” in April 2013 we entered into a Securities Purchase Agreement with a wholly owned subsidiary of Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired the following securities for an aggregate purchase price of $4,000,000; (i) 2,649,007 shares of our Series B Convertible Preferred Stock, par value $0.001 per share, and (ii) a warrant to purchase shares of our common stock.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company totaled to $3,842,685.  In addition, we also agreed to sell all intellectual property associated with our Hydroponic IP, other than the AeroGrow and AeroGarden trademarks, to Scotts Miracle-Gro for $500,000.  Finally, we repaid the outstanding balance on the MainPower Promissory Note, which outstanding, including all accrued interest, which totaled to $1,703,764 as of March 31, 2013, was paid in full for $950,000.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2013, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For more details regarding our April 22, 2013 private issuance of Series B Convertible Preferred Stock to Scotts Miracle-Gro, please refer to the disclosure above in Note 4 to our financial statements, as well as in the “Liquidity and Capital Resources” section of Part I. Item 2 “Management’s Discussion of Financial Condition and Results of Operation.”  We initially disclosed this transaction, and related agreements, in a Current Report on Form 8-K filed on April 23, 2013 and in Note 8, Subsequent Events to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013
4.1	Form of Warrant Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 23, 2013)
4.2	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)
4.3	Voting Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 23, 2013)
10.1
Securities Purchase Agreement, by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 23, 2013)

10.2	Indemnification Agreement, by and between the Company and Chris J. Hagedorn, dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 23, 2013)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: August 14, 2013	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 14, 2013	/s/Grey Houston Gibbs
By: Grey Houston Gibbs
Its: Vice President Accounting (Principal Financial and Accounting Officer)