Form 10-Q
period 2013-09-30
AeroGrow International, Inc.
filed 2013-11-12
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of November 8, 2013:  5,904,877

AeroGrow International, Inc.

FORM 10-Q REPORT
September 30, 2013

Item 1. Condensed Financial Statements
 AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2013	March 31, 2013
ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$2,090,377	$524,491
Restricted cash	24,991	42,294
Accounts receivable, net of allowance for doubtful accounts of $3,505 and $1,100 at September 30, 2013 and March 31, 2013, respectively	77,424	173,096
Other receivables	57,943	168,511
Inventory	1,104,188	1,229,397
Prepaid expenses and other	500,562	204,927
Total current assets	3,855,485	2,342,716
Property and equipment, net of accumulated depreciation of $2,939,893 and $2,868,610 at September 30, 2013 and March 31, 2013, respectively	332,009	265,508
Other assets
Intangible assets, net of $364 and $134,837 of accumulated amortization at September 30, 2013 and March 31, 2013, respectively	1,811	195,403
Deposits	145,014	145,201
Deferred debt issuance costs, net of accumulated amortization of $267,030 and $254,636 at September 30, 2013 and March 31, 2013, respectively	10,658	23,052
Total other assets	157,483	363,656
Total assets	$4,344,977	$2,971,880

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Notes payable	$309,250	$518,347
Notes payable – related party	67,369	122,026
Current portion – long term debt	1,051,997	899,399
Accounts payable	532,262	379,242
Accrued expenses	185,804	292,066
Customer deposits	86,488	156,929
Deferred rent	5,766	6,209
Total current liabilities	2,238,936	2,374,218
Long term debt	--	1,168,711
Total liabilities	2,238,936	3,542,929
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 and 0 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	2,649	--
Common stock, $.001 par value, 750,000,000 shares authorized, 5,904,877 and 5,904,877 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	5,905	5,905
Additional paid-in capital	79,058,939	75,427,217
Accumulated deficit	(76,961,452)	(76,004,171)
Total stockholders' equity (deficit)	2,106,041	(571,049)
Total liabilities and stockholders' equity (deficit)	$4,344,977	$2,971,880

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012
Product sales	$676,035	$1,144,260	$1,799,204	$2,560,793
Cost of revenue	388,405	545,868	1,109,849	1,239,200
Gross profit	287,630	598,392	689,355	1,321,593

Operating expenses
Research and development	33,569	115,114	55,238	208,138
Sales and marketing	394,199	432,061	864,220	883,238
General and administrative	381,321	439,674	780,552	1,017,290
Total operating expenses	$809,089	$986,849	$1,700,010	$2,108,666

Loss from operations	(521,459)	(388,457)	(1,010,655)	(787,073)

Other (income) expense, net
Fair value changes in derivative warrant liability	12,321	--	12,321	--
Interest (income)	(2)	(2)	(4)	(4)
Interest expense	101,546	103,814	192,713	212,789
Interest expense – related party	2,860	4,444	6,453	16,094
Debt conversion cost	-	-	-	6,648,267
Other (income)	(16,357)	(98,059)	(533,014)	(97,757)
Total other (income) expense, net	100,368	10,197	(321,531)	6,779,389

Net loss	$(621,827)	$(398,654)	$(689,124)	$(7,566,462)

Deemed dividend on convertible preferred stock	--	--	(268,157)	--
Net loss attributable to common shareholders	(621,827)	(398,654)	(957,281)	(7,566,462)
Net loss per share, basic and diluted	$(0.11)	$(0.07)	$(0.12)	$(1.31)

Weighted average number of common shares outstanding, basic and diluted	5,904,877	5,809,545	5,904,877	5,786,606

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss)	$(689,124)	$(7,566,462)
Adjustments to reconcile net (loss) to cash (used) provided by operations:
Issuance of common stock and options under equity compensation plans	87,062	124,791
Issuance of common stock and options not under equity compensation plans	--	3
Depreciation and amortization expense	71,139	70,477
Bad debt expense	2,395	(778)
Loss on disposal of fixed assets	71	--
Fair value remeasurement of derivative warrant liability	12,321	--
Accretion of debt associated with sale of intellectual property	(22,118)	--
Gain on the forgiveness of debt	(488,625)	--
Debt conversion costs associated with inducement	--	3,461,637
Amortization of debt issuance costs	12,394	847,574
Amortization of convertible debentures, beneficial conversion feature	--	1,066,804
Amortization of convertible debentures, beneficial conversion feature – related party	--	188,924
Interest expense from warrants issued with convertible debentures	--	954,687
Interest expense from warrants issued with convertible debentures – related party	--	186,881
Change in operating assets and liabilities:
Decrease in accounts receivable	93,277	176,687
Decrease in other receivable	110,568	96,874
(Increase) in inventory	(111,929)	(345,961)
(Increase) in other current assets	(295,635)	(293,992)
Decrease in deposits	187	543
Increase (decrease) in accounts payable	153,020	(223,278)
Decrease in accrued expenses	(106,262)	(5,479)
Increase in accrued interest	39,454	71,450
Increase in accrued interest-related party	6,453	13,260
Decrease in customer deposits	(70,441)	(7,378)
Increase (decrease) in deferred rent	(443)	760
Net cash (used) provided by operating activities	$(1,196,236)	$(1,181,976)
Cash flows from investing activities:
Decrease (increase) in restricted cash	17,303	(2,576)
Purchases of equipment	(138,079)	(14,546)
Patent expenses	--	(10,162)
Proceeds from the sale of intellectual property	500,000	--
Net cash provided (used) by investing activities	$379,224	$(27,284)
Cash flows from financing activities:
(Increase) in prepaid debt issuance costs	--	(46,129)
Proceeds from notes payable, net	--	1,040,722
Proceeds from notes payable – related party, net	--	245,000
Repayments of notes payable	(245,636)	(442,701)
Repayments of notes payable – related party	(54,207)	(187,849)
Repayments of long term debt borrowings	(1,159,944)	(161,009)
Proceeds from the issuance of preferred stock	4,000,000	--
Payments for offering costs of preferred stock	(157,315)	--
Proceeds from the exercise and issuance of warrants	--	1,180,898
Net cash provided by financing activities	$2,382,898	$1,628,932
Net increase in cash	1,565,886	419,672
Cash, beginning of period	$524,491	501,577
Cash, end of period	$2,090,377	$921,249

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Six months ended September 30,
Cash paid during the year for:	2013	2012
Interest	$36,852	$59,153
Income taxes	$--	$--

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock	$268,157	$--
Decrease of inventory associated with debt settlement	$237,138	$--
Fair value of warrant liability	$575,854	$--
Fair value of warrant issue to placement agent	$107,500	$--
Debt associated with sale of intellectual property	$284,206	$--
Decrease of debt associated with inventory consumption	$--	$138,399
Issuance of common stock in accordance with credit card note	$--	$176,786
Conversion of accrued expenses to common stock	$--	$28,086
Conversion of note payable to common stock	$--	$211,690
Conversion of note payable -related party to common stock	$--	$129,258
Conversion of convertible note to common stock	$--	$5,717,882
Conversion of convertible note accrued interest to common stock	$--	$545,157
Conversion of convertible note-related party to common stock	$--	$1,078,513
Conversion of convertible note-related party accrued interest to common stock	$--	$102,828

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

AeroGrow International, Inc. (the “Company," “we,” “AeroGrow,” or “our”) was formed as a Nevada corporation on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006 consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets five different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2013, the results of operations for the three and six months ended September 30, 2013 and 2012, and the cash flows for the six months ended September 30, 2013 and 2012. The results of operations for the three and six months ended September 30, 2013 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 49.3% of revenues in the fiscal year ended March 31, 2013 (“Fiscal 2013”) occurring in the four consecutive calendar months (October – January).  Furthermore, during the six-month period ended September 30, 2013, the Company has curtailed sales and incurred additional product and marketing expenses while it rebrands inventory and advertising materials with the Miracle-Gro trade name.  The balance sheet as of March 31, 2013 is derived from the Company’s audited financial statements.

The Company has incurred net losses since its inception, including a net loss for the six months ended September 30, 2013, of $76,961,452.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

In the fiscal year ended March 31, 2012 (“Fiscal 2012”), we recapitalized our balance sheet.  Specifically, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in short-term working capital debt,  restructured the payment schedule for a $2.1 million note payable to a supplier, and received approval from our shareholders and affected creditors to convert our Series A Convertible Preferred Stock and Subordinated Secured Convertible Notes into common stock. The conversions of our convertible securities were completed in April 2012, the first month of (“Fiscal 2013”).  In addition, during the first quarter of Fiscal 2013, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, resulting in $1.59 million of new common equity capital from warrant exercises.

In April 2013, we entered into a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of The Scotts Miracle-Gro Company (NYSE:  SMG, “Scotts Miracle-Gro”).  Pursuant to the Securities Purchase Agreement, we issued (i) 2,649,007 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  As part of the strategic alliance, we also entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement.

In the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, the strategic alliance affords us the use of the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and material sourcing.  We intend to use our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels.

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

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of September 30, 2013.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended September 30, 2013, the Company had two customers, Amazon.com and Canadian Tire Company, that represented 27.0% and 11.6% of sales, respectively.  For the three months ended September 30, 2012, the Company had no customers that represented more than 5.0% of the Company’s net product sales. For the six months ended September 30, 2013, the Company had one customer, Amazon.com, that represented 18.0% of the Company’s net product sales. For the six months ended September 30, 2012, the Company had no customers that represented more than 5.0% of the Company’s net product sales.

Suppliers:
For the three months ended September 30, 2013, the Company purchased inventories and other inventory-related items from four suppliers totaling $488,801, $194,153, $64,926 and $43,822, representing 125.8%, 50.0%, 16.7% and 11.3% of cost of revenue, respectively. For the three months ended September 30, 2012, the Company purchased inventories and other inventory-related items from four suppliers totaling $237,690, $137,871, $82,846 and $79,251, representing 43.5%, 25.3%, 15.2% and 14.5% of cost of revenue, respectively. For the six months ended September 30, 2013, the Company purchased inventories and other inventory-related items from four suppliers totaling $530,124, $284,767, $92,659 and $64,926, representing 47.8%, 25.7%, 8.3% and 5.9% of cost of revenue, respectively. For the six months ended September 30, 2012, the Company purchased inventories and other inventory-related items from four suppliers totaling $325,209, $284,045, $137,677, and $118,733, representing 26.2%, 22.9%, 11.1% and 9.6% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on our operations.

Accounts Receivable:
As of September 30, 2013, the Company had three customers that represented 66.0%, 10.3% and 5.0% of the Company’s outstanding accounts receivable.  As of March 31, 2013, the Company had one customer who represented 61.2% of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

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

The carrying value of financial instruments including receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2013 and March 31, 2013 due to the relatively short-term nature of these instruments. As of September 30, 2013 and March 31, 2013, the fair value of the Company's debt, notes payable, and sale of intellectual property liability using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 15%.

In conjunction with the Securities Purchase Agreement and strategic alliance Scotts Miracle-Gro, the Company issued a warrant that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock. This warrant was accounted for as a liability at its estimated fair value. The Company calculated the fair value of the warrant during the quarter ended September 30, 2013 using a multiple based valuation model.

	September 30, 2013		March 31, 2013
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$295,616	$376,619	$610,417	$640,373
Sale of Intellectual Property Liability	182,023	284,206	--	--
Warrant Liability	575,854	575,854	--	--
Long-term debt	183,542	191,937	1,725,513	2,068,110
Total	$1,237,035	$1,428,616	$2,335,930	$2,708,483

As of September 30, 2013, the Company measured the warrant at fair value and will continue to do so on a recurring basis subsequent to initial recognition. As of March 31, 2013, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 90 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $3,505 and $1,100 at September 30, 2013 and March 31, 2013, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of September 30, 2013 and March 31, 2013, the balance in this reserve account was $57,943 and $168,511, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-Reporting on Advertising Costs.  As prescribed by ASC 340-20-25, direct response advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.  As of September 30, 2013 and March 31, 2013, the Company deferred $1,198 and $3,799, respectively, related to such media and advertising costs. Advertising expenses for the three months ended September 30, 2013 and September 30, 2012 were $42,513 and $120,260, respectively. Advertising expenses for the six months ended September 30, 2013 and September 30, 2012 were $118,339 and $290,717, respectively.

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

	September 30,	March 31,
	2013	2013
Finished goods	$726,639	$606,101
Raw materials	377,549	623,296
	$1,104,188	$1,229,397

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2013 and March 31, 2013, the Company had reserved $331,552 for inventory obsolescence.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. As of September 30, 2013 and March 31, 2013, the Company had accrued $42,880 and $42,623, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $8,313 and $9,514 as of September 30, 2013 and March 31, 2013, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of September 30, 2013 and March 31, 2013, the Company has recorded a reserve for customer returns of $10,576 and $27,255, respectively.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which among other things, require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This new guidance will not have a material impact on our financial statements.

3.	Notes Payable, Long Term Debt and Current Portion – Long Term Debt

As of September 30, 2013 and March 31, 2013, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	September 30,	March 31,
	2013	2013
Main Power Promissory Note	$--	$1,703,764
First Western Trust Term Loan	156,557	322,832
Notes Payable – Credit Card Receipts-Backed Notes	376,620	640,373
Pawnee Promissory Note	35,379	41,514
Debt Associated with Scotts Miracle-Gro Transaction (see Note 4)	860,060	-
Total Debt	1,428,616	2,708,483
Less Notes Payable and Current Portion – Long Term Debt	1,428,616	1,539,772
Long Term Debt	$--	$1,168,711

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

During the quarter ended June 30, 2011, AeroGrow fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently, the parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provided for monthly interest payments through the final maturity and principal payments totaling $3,000 during the fourth fiscal quarter of Fiscal 2012, $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduced the amount outstanding under the Revised Main Power Note.  On April 23, 2013, the MainPower Promissory Note outstanding, including all accrued interest, was paid in full for $950,000.  As of April 23, 2013, there was $237,138 in consignment inventory held by Main Power that was fully reserved for during the three month period ending June 30, 2013. The inventory reserve combined with the payment in full resulted in a net gain of $488,625 recognized in other income and expense for the six months ended September 30, 2013.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets and bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of September 30, 2013, $156,557 was outstanding under the FWTB Term Loan, including accrued interest and we were current and in compliance with all terms and conditions.

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

The 2011 Credit Card Notes bore interest at 17% per annum and had a final maturity of October 1, 2012.  20% of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

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

The 2012 Credit Card Notes bear interest at 15% per annum and have a final maturity of November 1, 2013.  As of October 30, 2013, the 2012 Credit Card Notes final maturity was extended to January 31, 2014, by all the investors.  20% of the Company’s daily credit card receipts will be held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2012 Credit Card Offering.

As of September 30, 2013, $376,620 was outstanding under the 2012 Credit Card Notes, including accrued interest and we were current and in compliance with all terms and conditions.

Pawnee Lease Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at the option of the Company, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of September 30, 2013, the outstanding balance of the Lease Promissory Note, including accrued interest, was $35,379 and we were current and in compliance with all terms and conditions.

Debt Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to generally accepted accounting principles, the Company has classified the warrant as a liability at its estimated fair value.  The warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period it is exercised or expires.

In conjunction with the Private Offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of the revenue, and the Company has significant involvement in the generation of the revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of September 30, 2013, $284,206 was recorded as debt on the condensed balance sheets.

4.	Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

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

The Company also issued a warrant to purchase 125,000 shares of the Company’s common stock to the placement agent.  This warrant has an exercise price of $1.54 per share (125% of the average closing price of the Company’s common stock during the five-day period prior to the April 22, 2013 closing date). The value of this warrant was estimated at $107,500, based on the Black-Scholes model with a stock price of $1.30, calculated exercise price of $1.54, expected life of three years, annualized volatility of 117.2% and a discount rate of 0.39%. The value of the warrant was recorded as stock issuance costs.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $575,854 as of September 30, 2013. The warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period it is exercised or expires. The Company calculated the fair value of the warrants during the quarter ended September 30, 2013 using a multiple based valuation model.

In conjunction with the “Private Offering” of Series B Preferred Stock and the Warrant above, the Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Main Power Promissory Note.  Main Power also released the Company’s pledged collateral and the parties agreed to terminate the Letter Agreement and Promissory Note effective as of April 22, 2013, as further described in Note 3.  The Company did not incur any early termination penalties. As of April 23, 2013, there was $237,138 in consignment inventory held by Main Power that was fully reserved for during the three month period ended June 30, 2013.

In conjunction with the Private Offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of the revenue, and the Company has significant involvement in the generation of the revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of September 30, 2013, $284,206 was recorded as debt on the condensed balance sheets.

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

For the three months ended September 30, 2013 the Company did not grant options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”), and for the six months ended September 30, 2013 the Company granted 150,000 options to purchase the Company’s common stock under the 2005 Plan.  For the three and six months ended September 30, 2012, the Company did not grant any options to purchase the Company’s common stock under the 2005 Plan.

During the three months ended September 30, 2013 there were 31,573 options that were cancelled or that expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended September 30, 2012 there were no options that were cancelled or that expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

During the six months ended September 30, 2013 there were 32,020 options that were cancelled or that expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the six months ended September 30, 2012, there were no options that were cancelled or that expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of September 30, 2013, the Company had granted options for 193,095 shares of the Company’s common stock that are unvested and that will result in $137,985 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2013 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Aggregate		Remaining	average	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
price range	Options	Life (years)	Price	Value	Options	Life (years)	Price	Value
$1.01	177,149	4.36	$1.01		59,048	4.36	$1.01
$1.10	100,000	4.50	$1.10		50,004	4.50	$1.10
$1.21	50,000	4.50	$1.21		25,002	4.50	$1.21
$7.00	5,460	2.16	$7.00		5,460	2.16	$7.00
$8.00	52,910	2.18	$8.00		52,910	2.18	$8.00
$12.00	1,882	0.85	$12.00		1,882	0.85	$12.00
$13.00	690	0.86	$13.00		690	0.86	$13.00
$14.00	1,000	1.73	$14.00		1,000	1.73	$14.00
$18.00	7,750	0.42	$18.00		7,750	0.42	$18.00
$20.00	1,040	1.20	$20.00		1,040	1.20	$20.00
	397,881	3.98	$2.56	$ 288,520	204,786	3.60	$3.80	$ 128,575

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was September 30, 2013.

6.	Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2013 and March 31, 2013, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

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

A summary of the Company’s common stock warrant activity for the period from April 1, 2013 through September 30, 2013 is presented below:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, April 1, 2013	528,258	$22.41	$0.00
Granted	125,000	1.54
Exercised	-	-
Expired	120	0.98
Outstanding, September 30, 2013	653,138	$18.38	$0.00

As of September 30, 2013, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding	Exercise Price	Remaining Life (Years)
125,000	$1.54	4.56
394,173	$7.00	3.53
122,600	$20.00	1.62
750	$25.00	1.02
2,750	$100.00	0.39
7,200	$800.00	0.93
665	$825.00	0.93
653,138	$18.38	3.32

As discussed further in Note 4, the Company also issued a warrant that entitles, but not obligate Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock (the “SMG Warrant”). The SMG Warrant was accounted for as a liability at its estimated fair value. The warrant liability will be re-measured to fair value at the end of each reporting period until it is exercised or expires.

9.	Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2013 and September 30, 2012.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2013.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

Overview

AeroGrow International, Inc. was formed as a Nevada corporation on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets five different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed kits and a full line of accessory products through multiple channels including retail, catalogue and direct-to-consumer sales primarily in the United States and Canada as well as selected countries in Europe, Asia and Australia.

During the fiscal year ended March 31, 2012 (“Fiscal 2012”), we recapitalized our balance sheet.  Specifically, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in short-term working capital debt,  restructured the payment schedule for a $2.1 million note payable to a supplier, and received approval from our shareholders and affected creditors to convert our Series A Convertible Preferred Stock and Subordinated Secured Convertible Notes into common stock. The conversions of our convertible securities were completed in April 2012, the first month the year ended March 31, 2013 (“Fiscal 2013”).  In addition, during the first quarter of Fiscal 2013, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, resulting in $1.59 million of new common equity capital from warrant exercises.

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

Results of Operations

Three Months Ended September 30, 2013 and September 30, 2012

Summary Overview
For the three months ended September 30, 2013, total revenue of $676,035 was down 40.9%, or $468,225, relative to the same period in the prior year.  The decline was caused by a $592,087, or 53.2%, decline in sales to direct-to-consumer channels caused by the lack of advertising due to the low inventory levels as we rebrand our product line with the Miracle-Gro trade name. The decline was partially offset by sales in our retail channels which were up $142,047, primarily due to sales to Amazon.com and other newly acquired retail accounts.  Sales to international distributors decreased by 73.4% to $6,600 in the three months ended September 30, 2013 relative to the same period in the prior year.

We saw a 32.4% year-over-year increase in the efficiency of our marketing efforts during for the three months ended September 30, 2013, as measured by dollars of direct-to-consumer sales per dollar of advertising expense. Sales per dollar of advertising expense totaled $12.25 for the three months ended September 30, 2013, as compared to $9.26 per dollar of advertising expense in for the same period in Fiscal 2013. Marketing efficiency improved as we reduced our marketing spending due to the lack of inventory. We spent only $42,512 during the three months that ended September 30, 2013, compared to $120,260 for the same period in Fiscal 2013.

On a product line basis, we experienced a year-over-year decrease in the mix of AeroGardens as a percent of total revenue, as existing customers continued to purchase seed kits and accessories while we had low inventory levels of AeroGardens.  For the three months ended September 30, 2013, AeroGarden sales represented 21.3% of total revenue, as compared to 35.9% in the prior year period.  Seed kit and accessory sales increased as a percent of the total to 78.7% from 64.1% in the prior year period.

Our gross margin for the three months ended September 30, 2013 was 42.5%, down from 52.3% in the prior year period, as we shift our revenue mix from higher margin direct response customers and seed kit sales to lower margin retailers, international distributors and AeroGarden sales. Our gross margin is also affected by brand and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, which we believe will result in expanded sales outlets.

In aggregate, our total operating expenses decreased 18.0% or $177,760 year-over-year, principally because we did not replace our Chief Financial Officer who resigned in April 2013, spent $77,747 less in advertising expense and conducted less research and development after we introduced the AeroGrow Ultra in the third quarter of Fiscal 2013. As a result of lower sales our operating loss increased to $521,459 for the three months ended September 30, 2013, from $388,457 in the prior year period.

Other income and expense for the three months ended September 30, 2013 totaled to a net other expense of $100,368, as compared to net other expense of $10,197 in the prior year period.  The net other expense in the current period includes $12,321 expense relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.  For the three months ended September 30, 2012, net other expense included $80,389 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts.

The net loss for the three months ended September 30, 2013 was $621,827, more than the $398,654 loss in the prior year.  The increased net loss is due to lower overall sales, which are a result of low inventory levels as we rebrand our product line with the Miracle-Gro trade name.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2013 and the three months ended September 30, 2012:

	Three Months Ended September 30,
	2013	2012
Net revenue
Direct-to-consumer	77.2%	97.3%
Retail	21.9%	0.5%
International	0.9%	2.2%
Total net revenue	100.0%	100.0%

Cost of revenue	57.5%	47.7%
Gross profit	42.5%	52.3%

Operating expenses
Research and development	5.0%	10.1%
Sales and marketing	58.3%	37.8%
General and administrative	56.4%	38.4%
Total operating expenses	119.7%	86.3%
Loss from operations	(77.1)%	(34.0)%

Revenue
For the three months ended September 30, 2013, revenue totaled $676,035, a year-over-year decrease of 40.9% or $468,225, from the three months ended September 30, 2012.

	Three Months Ended September 30,
Net Revenue	2013	2012
Direct-to-consumer	$520,969	$1,113,056
Retail	148,466	6,419
International	6,600	24,785
Total	$676,035	$1,144,260

Direct-to-consumer sales for the three months ended September 30, 2013 totaled $520,969, down $592,087 or 53.2%, from the prior year period.  The decline in sales to direct-to-consumer channels was caused by the aging of our direct response customer file and a decrease in direct-to-consumer advertising, a renewed focus on the retail marketing channel after we entered the strategic alliance with Scotts Miracle-Gro, and lower inventory levels, as we began rebranding our products with the Miracle-Gro trade name.

Sales to retailer customers for the three months ended September 30, 2013 totaled $148,466, up $142,047 from the prior-year period, principally reflecting sales to newly acquired retail accounts, particularly Amazon.com, during the latter half of Fiscal 2013.

International sales for the three months ended September 30, 2013 totaled $6,600, down $18,185 or 73.4% from the same period in the prior fiscal year.  Sales in both periods principally reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens, and seed kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2013 and September 30, 2012 is as follows:

	Three Months Ended September 30,
	2013	2012
Product Revenue
AeroGardens	$144,276	$411,302
Seed kits and accessories	531,759	732,958
Total	$676,035	$1,144,260
% of Total Revenue
AeroGardens	21.3%	35.9%
Seed kits and accessories	78.7%	64.1%
Total	100.0%	100.0%

AeroGarden sales decreased $267,026, or 64.9%, from the prior year period reflecting the impact of low inventory levels. The decrease in seed kit and accessory sales, which declined by $201,199, or 27.5%, principally reflects the decline in direct-to-consumer sales.  For the three months ended September 30, 2013, sales of seed kits and accessories represented 78.7% of total revenue, as compared to 64.1% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2013 totaled $388,405, a decrease of $157,463, or 28.8%, from the three months ended September 30, 2012.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 57.5% of revenue as compared to 47.7% for the quarter ended September 30, 2012.  The increase in costs as a percent of revenue reflected brand and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, the shift of our revenue mix from higher margin direct response customers and seed kit sales to lower margin retailers, and AeroGarden sales.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the quarter ended September 30, 2013 was 42.5% as compared to 52.3% for the quarter ended September 30, 2012.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, primarily Amazon.com, as well as expenses associated with inventory rebranding and the payment of intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro.

Sales and Marketing
Sales and marketing costs for the three months ended September 30, 2013 totaled $394,199, as compared to $432,061 for the three months ended September 30, 2012, a decrease of 8.8%, or $37,862.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended September 30,
	2013	2012
Advertising	$42,513	$120,260
Personnel	276,166	249,097
Sales commissions	(5,753)	2,372
Trade shows	1,141	1,745
Other	80,132	58,587
	$394,199	$432,061

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogues mailing and web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $42,513 for the quarter ended September 30, 2013, a year-over-year decrease of 64.6%, or $77,747, primarily because we delayed mailing any catalogues during the current year period while we rebrand our product line and inventory with the Miracle-Gro trade name.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2013, personnel costs for sales and marketing were $276,166, up $27,069 or 10.9% from the three months ended September 30, 2012.  The increase reflected the additional expense related to the marketing headcount required to rebrand our literature and packaging with the Miracle-Gro trade name and the additional support required to reintroduce our products into the retail channels.

Other marketing expenses increased year-over-year principally because of a public relations program that was initiated during the current year quarter.

General and Administrative
General and administrative costs for the three months ended September 30, 2013 totaled $381,321, as compared to $439,674 for the three months ended September 30, 2012, a decrease of 13.3%, or $58,353.  The decrease is the result of not replacing our Chief Financial Officer who resigned in April 2013.

Research and Development
Research and development costs for the quarter ended September 30, 2013 totaled $33,569, a decrease of $81,545 from the quarter ended September 30, 2012.  The decrease principally reflected expenses related to design and consulting service expenses we incurred to support new product development activities in the prior year.

Operating Loss and EBITDA
Our operating loss for the three months ended September 30, 2013 was $521,459, an increase of $133,002 from the operating loss of $388,457 for the three months ended September 30, 2012.  The increased loss reflected lower sales and higher cost of revenue expenses, as discussed in greater detail above.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization, change in warrant liability, Scott’s Miracle-Gro IP royalty and branding, and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA loss for the quarter ended September 30, 2013 totaled $414,010, which was $121,858 higher than the $292,152 EBITDA loss recognized during the prior year quarter.

	Three Months Ended September 30,
	2013	2012
Loss from operations	$(521,459)	$(388,457)
Add back non-cash items:
Depreciation	34,243	31,236
Amortization	(1,425)	3,662
Stock based compensation	43,531	61,407
Warrant liability change	12,321	--
Scott’s Miracle-Gro IP royalty and branding	18,779	--
Total non-cash items	107,449	96,305
EBITDA	$(414,010)	$(292,152)

The U.S. GAAP measure most directly comparable to EBITDA is net income (loss). The non-U.S. GAAP financial measure of EBITDA should not be considered as an alternative to net earnings. EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of EBITDA may not be comparable to similarly titled measures of other companies.

Net Loss
For the three months ended September 30, 2013, we incurred a net loss of $621,827 as compared to a net loss of $398,654 for the three months ended September 30, 2012.

Six Months Ended September 30, 2013 and September 30, 2012

Summary Overview
For the six months ended September 30, 2013, total revenue of $1,799,204 was down 29.7%, or $761,589, relative to the same period in the prior year.  Sales in our direct-to-consumer channels were down, by 46.5%, or $1,136,491, caused by the lack of advertising due to the low inventory levels as we rebrand our product line with the Miracle-Gro trade name. The decline was partially offset by sales in our retail channels which were up 532.1%, or $267,149, primarily due to sales to newly acquired retail accounts, particularly Amazon.com.  Sales to international distributors increased by 164.8% to $107,753 in the six months ended September 30, 2013 relative to the same period in the prior year. This increase is exclusively attributable to reorders from existing customers.

We saw a 31.5% year-over-year increase in the efficiency of our marketing efforts during for the six months ended September 30, 2013, as measured by dollars of direct-to-consumer sales per dollar of advertising expense. Sales per dollar of advertising expense totaled $11.06 for the six months ended September 30, 2013, as compared to $8.41 per dollar of advertising expense in for the same period in Fiscal 2013. Marketing efficiency improved as we reduced our marketing spending due to the lack of inventory as we rebrand our product line with the Miracle-Gro trade name. We spent only $118,338 during the six months that ended September 30, 2013 compared to $290,717 for the same period in Fiscal 2013.

On a product line basis, we saw a year-over-year increase in the mix of AeroGardens as a percent of total revenue.  For the six months ended September 30, 2013, AeroGarden sales represented 49.6% of total revenue, as compared to 36.3% in the prior year period.  Seed kit and accessory sales dropped as a percent of the total to 50.4% from 63.7% in the prior year period.

Our gross margin for the six months ended September 30, 2013 was 38.3%, down from 51.6% in the prior year period, as we shift our revenue mix from higher margin direct response customers and seed kit sales to lower margin retailers, international distributors and AeroGarden sales. Our gross margin is also affected by brand and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, which we believe will result in expanded sales outlets and decreased gross margins.

In aggregate, our total operating expenses decreased 19.4%, or $408,656, year-over-year, principally because we: (i) did not replace our Chief Financial Officer who resigned in April 2013, (ii) incurred less legal, corporate governance and regulatory costs, and (iii) conducted less research and development cost after we introduced the new AeroGrow Ultra product in the third quarter of Fiscal 2013.

As a result of lower sales, our operating loss increased by only $223,582 to $1,010,655 for the six months ended September 30, 2013, from $787,073 in the prior year period.

Other income and expense for the six months ended September 30, 2013 totaled to a net other income of $321,531, as compared to net other expense of $6,779,389 in the prior year period.  The net other income in the current year period included $488,625 of income attributable to the repayment and settlement of the Main Power note.

The net loss for the six months ended September 30, 2013 was $689,124, lower than the $7,566,462 loss in the prior year principally because the gain on the settlement on the Main Power Note and the non-cash charges that resulted from the conversion of all our outstanding convertible debt into common stock during the prior period.

The following table sets forth, as a percentage of sales, our financial results for the six months ended September 30, 2013 and the six months ended September 30, 2012:

	Six Months Ended September 30,
	2013	2012
Net revenue
Direct-to-consumer	72.8%	95.5%
Retail	17.6%	2.0%
International	9.6%	2.5%
Total net revenue	100.0%	100.0%

Cost of revenue	61.7%	48.4%
Gross profit	38.3%	51.6%

Operating expenses
Research and development	3.1%	8.1%
Sales and marketing	48.0%	34.5%
General and administrative	43.4%	39.7%
Total operating expenses	94.5%	82.3%
Loss from operations	(56.2)%	(30.7)%

Revenue
For the six months ended September 30, 2013, revenue totaled $1,799,204, a year-over-year decrease of 29.7% or $761,589, from the six months ended September 30, 2012.

	Six Months Ended September 30,
Net Revenue	2013	2012
Direct-to-consumer	$1,308,720	$2,445,211
Retail	317,351	50,202
International	173,133	65,380
Total	$1,799,204	$2,560,793

Direct-to-consumer sales for the six months ended September 30, 2013 totaled $1,308,720, down $1,136,491 or 46.5%, from the prior year period. The decline in sales to direct-to-consumer channels was caused by the aging of our direct response customer file and a decrease in direct-to-consumer advertising, a renewed focus on the retail marketing channel after we entered the strategic alliance with Scotts Miracle-Gro, and lower inventory levels, as we began rebranding our products with the Miracle-Gro trade name.

Sales to retailer customers for the six months ended September 30, 2013 totaled $317,351, up $267,149, or 532.1%, from the prior-year period, principally reflecting increased sales to newly acquired retail accounts, particularly Amazon.com.

International sales for the six months ended September 30, 2013 totaled $173,133, up $107,753. Sales in both periods principally reflect the timing of reorders from existing international distributors.

Our products consist of AeroGardens, and seed kits and accessories.  A summary of the sales of these two product categories for the six months ended September 30, 2013 and September 30, 2012 is as follows:

	Six Months Ended September 30,
	2013	2012
Product Revenue
AeroGardens	$891,784	$930,491
Seed kits and accessories	907,420	1,630,302
Total	$1,799,204	$2,560,793
% of Total Revenue
AeroGardens	49.6%	36.3%
Seed kits and accessories	50.4%	63.7%
Total	100.0%	100.0%

AeroGarden sales only decreased $38,707, or 4.2%, from the prior year period, principally reflecting decreased direct-to-consumer sales as we rebrand our inventory with the Miracle-Gro trade name, partially offset by the increase in retail sales, which favor AeroGarden sales.  Sales of seed kits and accessories decreased $722,822, or 44.3%, reflecting the decrease in direct-to-consumer sales.  For the six months ended September 30, 2013, sales of seed kits and accessories represented 50.4% of total revenue, as compared to 63.7% in the prior year period.

Cost of Revenue
Cost of revenue for the six months ended September 30, 2013 totaled $1,109,849, a decrease of $129,351, or 10.4%, from the six months ended September 30, 2012.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 61.7% of revenue as compared to 48.4% for the six months ended September 30, 2012.  The increase in costs as a percent of revenue reflected brand and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, the shift of our revenue mix from higher margin direct response customers and seed kit sales to lower margin retailers, international distributors and AeroGarden sales.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the six months ended September 30, 2013 was 38.3% as compared to 51.6% for the six months ended September 30, 2012.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, primarily Amazon.com, cost associated with inventory rebranding and the payment of intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, and increased international sales.

Sales and Marketing
Sales and marketing costs for the six months ended September 30, 2013 totaled $864,220, as compared to $883,238 for the six months ended September 30, 2012, a decrease of 2.2%, or $19,018.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Six Months Ended September 30,
	2013	2012
Advertising	$118,339	$290,717
Personnel	547,860	477,508
Sales commissions	(2,296)	7,651
Trade shows	1,141	1,745
Other	199,176	105,617
	$864,220	$883,238

Advertising expense totaled $118,339 for the six months ended September 30, 2013, a year-over-year decrease of 59.3%, or $172,378, primarily because we delayed mailing any catalogues during the current year period while we rebrand our product line and inventory with the Miracle-Gro trade name.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the six months ended September 30, 2013, personnel costs for sales and marketing were $547,860, up from $477,508 for the six months ended September 30, 2012, an increase of 14.7%.  The increase reflected the additional expense related to the marketing headcount required to rebrand our literature and packaging with the Miracle-Gro trade name and the additional support required to reintroduce our products into the retail channels.

Other marketing expenses increased year-over-year because of reductions in a variety of spending categories, including a public relations program initiated in the current year quarter.

General and Administrative
General and administrative costs for the six months ended September 30, 2013 totaled $780,552, as compared to $1,017,290 for the six months ended September 30, 2012, a decrease of 23.3%, or $236,738.  The decrease is the result of not replacing the Chief Financial Officer, who resigned in April of 2013, and reduction in legal, corporate governance and regulatory costs that were associated with the conversion of our convertible debt in the prior year period.

Research and Development
Research and development costs for the six months ended September 30, 2013 totaled $55,238, a decrease of 73.5%, or $152,900, from the six months ended September 30, 2012.   The decrease principally reflects expenses related to design and consulting expenses we incurred to support new product activities (primarily the AeroGarden Ultra which was introduced in the third quarter of Fiscal 2013) in the prior year period.

Operating Loss and EBITDA
Our operating loss for the six months ended September 30, 2013 was $1,010,655, an increase of $223,582 from the operating loss of $787,073 for the six months ended September 30, 2012.  The increased loss reflected lower sales and higher cost of revenue expenses, as discussed in greater detail above.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization, change in warrant liability, Scotts Miracle-Gro IP royalty and branding, and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA loss for the six months ended September 30, 2013 totaled $793,442, which was $201,637 higher than the $591,805 EBITDA loss recognized during the prior year period.

	Six Months Ended September 30,
	2013	2012
Loss from operations	$(1,010,655)	$(787,073)
Add back non-cash items:
Depreciation	71,503	62,973
Amortization	(364)	7,504
Stock based compensation	87,062	124,791
Warrant liability change	12,321	--
Scotts Miracle-Gro IP royalty and branding	46,691	--
Total non-cash items	217,213	195,268
EBITDA	$(793,442)	$(591,805)

The U.S GAAP measure most directly comparable to EBITDA is net income (loss). The non-U.S. GAAP financial measure of EBITDA should not be considered as an alternative to net income (loss). EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of EBITDA may not be comparable to similarly titled measures of other companies.

Net Loss
The net loss for the six months ended September 30, 2013 was $689,124, as compared to $7,566,462 net loss in the prior–year period as discussed above.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $1,196,236 for the six months ended September 30, 2013, as compared to cash used of $1,181,976 in the prior year period.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, and the gain on the forgiveness of debt, totaled to a net gain of $337,682 for the six months ended September 30, 2013, as compared to a net gain of $6,901,000 in the prior year period.  The decrease principally reflected non-cash charges arising from the conversion of convertible debt into common equity in April 2012.

Changes in current assets used net cash of $203,532 during the six months ended September 30, 2013, principally from increases in inventory and in prepaid assets related to the deposits and initial purchases of rebranded AeroGardens as we ramp up for our peak sales season, which historically begins in the third fiscal quarter.

As of September 30, 2013, the total inventory balance was $1,104,188, representing approximately 104 days of sales activity, and 336 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended September 30, 2013, respectively.  The days in inventory calculation based on the three months of sales activity can vary greatly due to the seasonality of our sales, which are at a low seasonal level during our fiscal second quarter ended September 30.

Current operating liabilities increased $21,781 during the six months ended September 30, 2013, principally because of a decrease in accounts payable.  Accounts payable as of September 30, 2013 totaled $532,262, representing approximately 24 days of daily expense activity, and 40 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended September 30, 2013, respectively.

Net investment activity provided $379,224 of cash in the current year period, principally because of the sale of our patent portfolio to Scotts Miracle-Gro.

Net financing activity provided net cash of $2,382,897 during the six months ended September 30, 2013, principally due the sale of convertible preferred stock being partially offset by debt repayments.

As of September 30, 2013, we had a cash balance of $2,115,368, of which $24,991 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $566,785 as of March 31, 2013, of which $42,294 was restricted.

As of September 30, 2013 and March 31, 2013, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	September 30,	March 31,
	2013	2013
Main Power Promissory Note	$--	$1,703,764
First Western Trust Term Loan	156,557	322,832
Debt Associated with Scotts Transaction	860,060	-
Notes Payable – Credit Card Receipts-Backed Notes	376,620	640,373
Pawnee Promissory Note	35,379	41,514
Total Debt	1,428,616	2,708,483
Less Notes Payable and Current Portion – Long Term Debt	1,428,616	1,539,772
Long Term Debt	$--	$1,168,711

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

Effective as of December 31, 2010, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power.  As part of the amendments, we issued a new promissory note (the “Revised Main Power Note”) in the amount of $2,162,046.  The Revised Main Power Note retired and replaced the original Promissory Note, and also retired and replaced $661,446 of obligations totaling to raw material and finished goods inventory purchased and/or manufactured by Main Power on our behalf.  The Revised Main Power Note had a final maturity of May 31, 2013, and carried an interest rate of 8% per annum.

During the quarter ended June 30, 2011, we fell behind on the scheduled payments due under the Revised Main Power Note because of its cash constraints and reached an informal arrangement with Main Power to defer payments while a restructuring of the note was negotiated. Subsequently, the parties executed an amendment to the Revised Main Power Note that, effective as of December 31, 2011, restructured the amortization schedule for the Revised Main Power Note and extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provided for monthly interest payments through the final maturity and principal payments totaling $3,000 during the fourth fiscal quarter of Fiscal 2012, $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $664,724 during the period April 2015 through December 2015.  In addition, any utilization by AeroGrow of consignment inventory held as collateral by Main Power further reduced the amount outstanding under the Revised Main Power Note. On April 23, 2013, the MainPower Promissory Note outstanding, including all accrued interest, was paid in full for $950,000.  As of April 23, 2013, there was $237,138 in consignment inventory held by Main Power that was fully reserved for during the three month period ending June 30, 2013. The inventory reserve combined with the payment in full resulted in a net gain of $488,625 recognized in other income and expense for the three months ended June 30, 2013.

First Western Trust Term Loan

On May 21, 2010, AeroGrow, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan is secured by a lien on our assets and bears interest at a fixed rate of 7.25% per annum.  We make equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on AeroGrow incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.  As of September 30, 2013, $156,557 was outstanding under the FWTB Term Loan, including accrued interest and we were current and in compliance with all terms and conditions.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, we closed on the private sale of $1,633,776 in 17% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2011 Credit Card Notes”) and a 1% share of our prospective monthly sales into the network marketing channel for a period of three years following our first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering comprised $1,477,300 in cash and the conversion of $156,476 in other obligations of the Company, including $61,476 of deferred compensation owed to executive officers of AeroGrow.  After deducting $46,565 of placement agent sales commissions (5% on third-party investors, 3% on Company-referred investors and 0% on investments by our officers and directors of the Company) and expenses, net cash proceeds to the Company  totaled $1,430,735.  In addition, we are obligated to pay a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.

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

The 2011 Credit Card Notes bore interest at 17% per annum and had a final maturity of October 1, 2012.  20% of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the Credit Card Offering.

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

The 2012 Credit Card Notes bear interest at 15% per annum and have a final maturity of November 1, 2013.  As of October 30, 2013, the 2012 Credit Card Notes final maturity was extended to January 31, 2014, by all the investors.  20% of our daily credit card receipts will be held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2012 Credit Card Offering.

As of September 30, 2013, $376,620 was outstanding under the 2012 Credit Card Notes, including accrued interest and we were current and in compliance with all terms and conditions.

Pawnee Lease Promissory Note

On November 30, 2011, we executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,401 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which we will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  Payments of principal and interest are due on the first day of each month during the periods: (i) December 2011 through April 2012 (aggregate payments for the period of $45,000); (ii) November 2012 through April 2013 (aggregate payments for the period of $45,000); and (iii) November 2013 through March 2014 (aggregate payments for the period of $36,064, which amount will be reduced by $4,500 in the event that all payments due during the term of the Lease Promissory Note are made on a timely basis).  The Lease Promissory Note can be prepaid at any time, at our option, without penalty.  In the event of a default in payment, the interest rate would be increased to 15% per annum and Pawnee would have the option to (i) declare the Lease Promissory Note to be immediately payable, or (ii) add the accrued interest to the principal balance.  As of September 30, 2013, the outstanding balance of the Lease Promissory Note, including accrued interest, was $35,379 and we were current and in compliance with all terms and conditions.

Series B Convertible Preferred Stock, Warrants and Related Scotts Miracle-Gro Transactions

On April 22, 2013, we entered into a Securities Purchase Agreement with Scotts Miracle.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of our Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of our common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4,000,000.  After deducting offering expenses, including commissions and expenses paid to our advisor, net cash proceeds totaled to $3,830,000.  We used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to Main Power Electrical Factory, Ltd.  We plan to use the remaining net proceeds for working capital and general corporate purposes.  Pursuant to generally accepted accounting principles, the Company has classified the principal amount due under the Series B Convertible Preferred Stock as a liability.

We also issued a warrant to purchase 125,000 shares of our common stock to the placement agent.  This warrant has an exercise price of $1.54 per share (125% of the average closing price of our common stock during the five-day period prior to the April 22, 2013 closing date). The value of this warrant was estimated at $107,500, based on the Black-Scholes model with a stock price of $1.30, calculated exercise price of $1.54, expected life of three years, annualized volatility of 117.2% and a discount rate of 0.39%. The value of the warrant was recorded as stock issuance costs.

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

The Warrant expires on April 22, 2021, the eighth anniversary of the closing date.  The Warrant contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all our assets).  Scotts Miracle-Gro also has the right to participate pro rata, based on Scotts Miracle-Gro’s percentage equity ownership in the Company (assuming the exercise of Scotts Miracle-Gro’s Warrant, but not the exercise of any options outstanding under our equity compensation plans) in future issuances of our equity securities.  Upon exercise of the Warrants and demand by Scotts Miracle-Gro, we must use our best efforts to file a Registration Statement on Form S-3, or, if we are not eligible for Form S-3, on Form S-1 (collectively, the “Registration Statement”), covering the shares of our common stock covered by the Preferred Stock and the Warrant, within 120 calendar days after receipt of Scotts Miracle-Gro’s demand for registration and shall use its best efforts to cause the Registration Statement to become effective as soon as possible thereafter.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013.  The warrants on the Series B Convertible Preferred Stock were accounted for as warrant liabilities at their estimated fair value of $575,854 as of September 30, 2013. The warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until they are exercised or expire. We calculated the fair value of the warrants during the quarter ended September 30, 2013 using a multiple based valuation model.

In conjunction with the “Private Offering” of Series B Preferred Stock and the Warrant above, we used $950,000 of the net proceeds to repay “in full” (with concessions) the Main Power Promissory Note.  Main Power also released our pledged collateral and the parties agreed to terminate the Letter Agreement and Promissory Note effective as of April 22, 2013, as further described in Note 3.  We did not incur any early termination penalties. As of April 23, 2013, there was $237,138 in consignment inventory held by Main Power that was fully reserved for during the three month period ending June 30, 2013. The inventory reserve combined with the payment in full resulted in a net gain of $488,625 recognized in other income and expense for the three months ended June 30, 2013.

In conjunction with the Private Offering described above, we and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Since we received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of the revenue, and we have significant involvement in the generation of the revenue, the access paid over net book value is classified as debt and should be amortized under the effective interest method.  As of September 30, 2013, $284,206 was recorded as debt on condensed balance sheet.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $2,115,368 ($24,991 of which is restricted as collateral for our various corporate obligations) as of September 30, 2013,
•	our cash of $855,452 ($65,035 of which is restricted as collateral for our various corporate obligations) as of November 7, 2013,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
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

During Fiscal 2012, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in 2011 Credit Card Notes (as described above), restructured the payment schedule for the Revised Main Power Note, and received approval from our shareholders and affected creditors to convert our Series A Convertible Preferred Stock and Subordinated Secured Convertible Notes into common stock.  During Fiscal 2013, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, and raised $1.59 million in common equity capital.

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

Based on these facts and assumptions, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next twelve months.  During the third fiscal quarter, we have used approximately $614,000 of cash to purchase inventory in anticipation of the peak selling season, which historically runs during the four consecutive months from October through January.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 9, 2013, our Board of Directors (the “Board”) approved the following compensation arrangements for J. Michael Wolfe, our President and Chief Executive Officer (the “CEO”):

•  Issuance of options to purchase 66,158 shares of our common stock at an exercise price of $2.20 per share, the closing price of the Company’s common stock on October 9, 2013, with vesting to occur in eight equal quarterly installments over the two-year period ending October 9, 2015;
•  Issuance of fully vested options to purchase 2,825 shares of common stock at an exercise price of $2.20 per share in exchange for the forfeiture of 28,250 fully vested stock options with a weighted average exercise price of $8.90 per share (resulting in compensation expense of approximately $5,000 to be incurred in the quarter ended December 31, 2013); and
•  The right to participate in a 2014 bonus compensation plan, in which the CEO will be eligible to receive a cash bonus of up to $10,000, as measured by the Company’s EBITDA during the fiscal ending March 31, 2014.

On October 9, 2013, the Board approved the following compensation arrangements for John Thompson, our Senior Vice President, Sales & Marketing, and Corporate Secretary (the “SVP”)

•  Issuance of options to purchase 50,000 shares of our common stock at an exercise price of $2.20 per share, the closing price of the Company’s common stock on October 9, 2013, with vesting to occur in eight equal quarterly installments over the two-year period ending October 9, 2015;
•  Issuance of fully vested options to purchase 1,900 shares of common stock at an exercise price of $2.20 per share in exchange for the forfeiture of 19,000 fully vested stock options with a weighted average exercise price of $8.63 per share (resulting in compensation expense of approximately $3,000 to be incurred in the quarter ended December 31, 2013); and
•  The right to participate in a 2014 bonus compensation plan, in which the SVP will be eligible to receive a cash bonus of up to $10,000, as measured by the Company’s EBITDA during the fiscal year ending March 31, 2014.

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

AeroGrow International, Inc.

Date: November 12, 2013	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 12, 2013	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Vice President Accounting (Principal Finance Officer)