Form 10-Q
period 2013-12-31
AeroGrow International, Inc.
filed 2014-02-11
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of February 7, 2014:  5,906,634

AeroGrow International, Inc.

FORM 10-Q REPORT
December 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2013	March 31, 2013
(in thousands, except share and per share data) ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$1,274	$525
Restricted cash	15	42
Accounts receivable, net of allowance for doubtful accounts of $13 and $1 at December 31, 2013 and March 31, 2013, respectively	1,473	173
Other receivables	131	169
Inventory	1,598	1,229
Prepaid expenses and other	223	205
Total current assets	4,714	2,343
Property and equipment, net of accumulated depreciation of $2,982 and $2,869 at December 31, 2013 and March 31, 2013, respectively	335	266
Other assets
Intangible assets, net of $0 and $135 of accumulated amortization at December 31, 2013 and March 31, 2013, respectively	2	195
Deposits	146	145
Deferred debt issuance costs, net of accumulated amortization of $271 and $255 at December 31, 2013 and March 31, 2013, respectively	7	23
Total other assets	155	363
Total assets	$5,204	$2,972

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$756	$379
Accrued expenses	809	292
Customer deposits	-	157
Deferred rent	4	6
Notes payable	-	518
Notes payable – related party	-	122
Current portion – long term debt	112	900
Derivative warrant liability	595	-
Debt associated with sale of IP	271	-
Total current liabilities	2,547	2,374
Long term debt	-	1,169
Total liabilities	2,547	3,543
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 and no shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	3	-
Common stock, $.001 par value, 750,000,000 shares authorized, 5,906,635 and 5,904,877 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	6	6
Additional paid-in capital	79,167	75,427
Stock dividend to be distributed	367	-
Accumulated deficit	(76,886)	(76,004)
Total stockholders' equity (deficit)	2,657	(571)
Total liabilities and stockholders' equity (deficit)	$5,204	$2,972

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
(in thousands, except per share data)	2013	2012	2013	2012
Net revenue	$4,968	$2,972	$6,767	$5,533
Cost of revenue	2,867	1,665	3,977	2,905
Gross profit	2,101	1,307	2,790	2,628

Operating expenses
Research and development	17	94	72	302
Sales and marketing	1,262	882	2,127	1,765
General and administrative	451	390	1,231	1,407
Total operating expenses	$1,730	$1,366	$3,430	$3,474

Profit (loss) from operations	371	(59)	(640)	(846)

Other (income) expense, net
Fair value changes in derivative warrant liability	18	-	31	-
Interest expense	14	228	65	441
Interest expense – related party	2	9	8	25
Debt conversion cost	-	-	-	6,648
Other expense (income)	35	1	(498)	(97)
Total other expense, net	69	238	(394)	7,017

Net income (loss)	$302	$(297)	$(246)	$(7,863)
Less: Deemed dividend on convertible preferred stock	-	-	(268)	-
Less: Preferred stock dividend	(226)	-	(367)	-
Net income (loss) attributable to common shareholders	$76	$(297)	$(881)	$(7,863)

Net income (loss) per share, basic	$0.01	$(0.05)	$(0.10)	$(1.35)

Net income (loss) per share, diluted	$0.01	$(0.05)	$(0.10)	$(1.35)

Weighted average number of common shares outstanding, basic	5,906	5,905	5,905	5,826

Weighted average number of common shares outstanding, diluted	5,992	5,905	5,905	5,826

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net (loss)	$(246)	$(7,863)
Adjustments to reconcile net (loss) to cash (used) provided by operations:
Issuance of common stock and options under equity compensation plans	176	167
Issuance of common stock warrants	18	-
Depreciation and amortization expense	113	123
Bad debt expense	13	2
Fair value remeasurement of derivative warrant liability	31	-
Accretion of debt associated with sale of intellectual property	(35)	-
Gain on the forgiveness of debt	(489)	-
Debt conversion costs associated with inducement	-	3,462
Amortization of debt issuance costs	16	988
Amortization of convertible debentures, beneficial conversion feature	-	1,067
Amortization of convertible debentures, beneficial conversion feature – related party	-	189
Interest expense from warrants issued with convertible debentures	-	955
Interest expense from warrants issued with convertible debentures – related party	-	187
Change in operating assets and liabilities:
(Increase) in accounts receivable	(1,313)	(271)
Decrease in other receivable	38	52
(Increase) in inventory	(606)	(182)
(Increase) decrease in other current assets	(18)	151
Increase in accounts payable	377	72
Increase in accrued expenses	517	148
Increase in accrued interest	49	116
Increase in accrued interest-related party	8	22
(Decrease) increase in customer deposits	(157)	149
(Decrease) in deferred rent	(2)	-
Net cash (used) provided by operating activities	$(1,510)	$(466)
Cash flows from investing activities:
Decrease in restricted cash	27	1
Purchases of equipment	(184)	(292)
Patent expenses	-	(10)
Proceeds from the sale of intellectual property	500	-
Net cash provided (used) by investing activities	$343	$(301)
Cash flows from financing activities:
(Increase) in prepaid debt issuance costs	-	(46)
Proceeds from notes payable, net	-	1,041
Proceeds from notes payable – related party, net	-	245
Repayments of notes payable	(563)	(796)
Repayments of notes payable – related party	(123)	(272)
Repayments of long term debt borrowings	(1,243)	(251)
Proceeds from the exercise of stock options	2	-
Proceeds from the issuance of preferred stock	4,000	-
Payments for offering costs of preferred stock	(157)	-
Proceeds from the exercise and issuance of warrants	-	1,181
Net cash provided by financing activities	$1,916	$1,102
Net increase in cash	749	335
Cash, beginning of period	$525	502
Cash, end of period	$1,274	$837

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Nine Months Ended December 31, (in thousands)
Cash paid during the year for:	2013	2012
Interest	$41	$119
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock	$268	$-
Decrease of inventory associated with debt settlement	$237	$-
Fair value of derivative warrant liability	$564	$-
Fair value of warrant issue to placement agent	$108	$-
Debt associated with sale of intellectual property	$297	$-
Dividends accrued on convertible preferred stock	$367	$-
Decrease of debt associated with inventory consumption	$-	$242
Issuance of common stock in accordance with credit card note	$-	$177
Conversion of accrued expenses to common stock	$-	$28
Conversion of note payable to common stock	$-	$212
Conversion of note payable-related party to common stock	$-	$129
Conversion of convertible note to common stock	$-	$5,718
Conversion of convertible note accrued interest to common stock	$-	$545
Conversion of convertible note-related party to common stock	$-	$1,079
Conversion of convertible note-related party accrued interest to common stock	$-	$103

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (the “Company," “we,” “AeroGrow,” or “our”) was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.   The Company manufactures, distributes and markets six different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2013, the results of operations for the three- and nine–month periods ended December 31, 2013 and 2012, and the cash flows for the nine–month periods ended December 31, 2013 and 2012. The results of operations for the three and nine months ended December 31, 2013 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 49.3% of revenues in the fiscal year ended March 31, 2013 (“Fiscal 2013”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the nine-month period ended December 31, 2013, the Company has curtailed sales and incurred additional product and marketing expenses while it cobranded inventory and advertising materials with the Scotts Miracle-Gro trade name.  The balance sheet as of March 31, 2013 is derived from the Company’s audited financial statements.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.  We may need to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The following table presents the computation of basic and diluted net income per share for the three months ended December 31, 2013 (in thousands, except per share amounts):

December 31, 2013
Net income available to common shareholders	$76
Basic:
Weighted-average shares outstanding	5,906
Basic net income per share	$0.01
Diluted:
Weighted-average shares outstanding	5,906
Add: Dilutive potential shares-Stock options	86
Weighted-average shares used in computing diluted net income per share	5,992
Diluted net income per share	$0.01

Employee stock options to purchase approximately 13,000 shares were outstanding and approximately 528,000 warrants to purchase common stock were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of December 31, 2013.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended December 31, 2013, two customers, Amazon.com and Costco, represented 39.2% and 10.7% of the Company’s net revenue, respectively. For the three months ended December 31, 2012, two customers, Amazon.com and Canadian Tire Corporation, represented 19.3% and 12.8% of the Company’s net revenue, respectively. For the nine months ended December 31, 2013, two customers, Amazon.com and Costco, represented 33.6% and 7.9% of the Company’s net revenue, respectively. For the nine months ended December 31, 2012, two customers, Amazon.com and Canadian Tire Corporation, represented 10.4% and 7.9% of the Company’s net revenue, respectively.

Suppliers:
For the three months ended December 31, 2013, the Company purchased inventories and other inventory-related items from three suppliers totaling $839,000, $707,000, and $205,000, representing 29.3%, 24.7%, and 7.2% of cost of revenue, respectively. For the three months ended December 31, 2012, the Company purchased inventories and other inventory-related items from two suppliers totaling $263,000 and $254,000, representing 15.8% and 15.3% of cost of revenue, respectively. For the nine months ended December 31, 2013, the Company purchased inventories and other inventory-related items from three suppliers totaling $1.4 million, $992,000, and $270,000 representing 34.4%, 24.9%, and 6.8%, of cost of revenue, respectively. For the nine months ended December 31, 2012, the Company purchased inventories and other inventory-related items from four suppliers totaling $587,000, $433,000, $392,000, and $334,000 representing 20.2%, 14.9%, 13.5%, and 11.5% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of December 31, 2013, the Company had two customers, Amazon.com and Costco, that represented 62.3% and 23.6% of the Company’s outstanding accounts receivable, respectively.  As of March 31, 2013, the Company one customer, Amazon.com  who represented 61.2% of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

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

The carrying value of financial instruments including receivables and accounts payable, approximates their fair value at December 31, 2013 and March 31, 2013 due to the relatively short-term nature of these instruments. As of December 31, 2013 and March 31, 2013, the fair value of the Company's debt, notes payable, and sale of intellectual property liability using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 15%.

In conjunction with a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with the subsidiary, “Scotts Miracle-Gro”) on April 22, 2013, the Company issued a warrant that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock. This warrant was accounted for as a liability at its estimated fair value. The Company calculated the fair value of the warrant during the quarter ended December 31, 2013 using a multiple based valuation model.  As of December 31, 2013, the Company measured the warrant at fair value and will continue to do so on a quarterly basis.  As of March 31, 2013, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

	December 31, 2013 (in thousands)		March 31, 2013 (in thousands)
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$-	$-	$610	$641
Sale of intellectual property liability	178	271	-	-
Derivative warrant liability	595	595	-	-
Long-term debt	109	112	1,726	2,068
Total	$882	$978	$2,336	$2,709

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $13,000 and $1,000 at December 31, 2013 and March 31, 2013, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2013 and March 31, 2013, the balance in this reserve account was $131,000 and $169,000, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-Reporting on Advertising Costs.  As prescribed by ASC 340-20-25, direct-to-consumer advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has re-entered the retail distribution channel, the Company has expanded its advertising to online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expense for the three and nine months ended December 31, 2013 and December 31, 2012, were as follows:

	Three Months Ended December 31, (in thousands)		Nine Months Ended December 31, (in thousands)
	2013	2012	2013	2012
Direct-to-consumer	$391	$534	$506	$825
Retail	390	1	393	1
Total advertising expense	$781	$535	$899	$826

As of December 31, 2013 and March 31, 2013, the Company deferred $6,000 and $4,000, respectively, related to such media and advertising costs.

	December 31,	March 31,
	2013 (in thousands)	2013 (in thousands)
Deferred advertising and media	$6	$4

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

	December 31,	March 31,
	2013 (in thousands)	2013 (in thousands)
Finished goods	$1,124	$606
Raw materials	474	623
	$1,598	$1,229

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2013 and March 31, 2013, the Company had reserved $332,000 for inventory obsolescence.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. As of December 31, 2013 and March 31, 2013, the Company had accrued $236,000 and $43,000, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a reserve for potential future warranty costs of $14,000 and $10,000 as of December 31, 2013 and March 31, 2013, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of December 31, 2013 and March 31, 2013, the Company has recorded a reserve for customer returns of $80,000 and $27,000, respectively.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which among other things, requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This new guidance will not have a material impact on our financial statements.

3.    Notes Payable, Long Term Debt and Current Portion – Long Term Debt

Refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on July 1, 2013 for a detailed discussion on Notes Payable, Long Term Debt and Current Portion – Long Term Debt.  The following are the changes to our Notes Payable, Long Term Debt and Current Portion – Long Term Debt for the periods presented.

As of December 31, 2013 and March 31, 2013, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	December 31,	March 31,
	2013 (in thousands)	2013 (in thousands)
Main Power promissory note	$-	$1,704
First Western Trust term loan	99	323
Notes Payable –credit card receipts-backed notes	-	640
Pawnee promissory note	13	42
Sale of intellectual property liability (see Note 4)	271	-
Derivative warrant liability (see Note 4)	595	-
Total debt	978	2,709
Less notes payable and current portion – long term debt	978	1,540
Long term debt	$-	$1,169

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release the Company from $1.4 million of existing obligations owed by the Company to Main Power in return for the execution of the Promissory Note for the same amount which was amended several times since inception to extend the payment schedule, maturity date and amount owed.   On April 23, 2013, the MainPower Promissory Note outstanding, including all accrued interest, was paid in full for $950,000.

As of April 23, 2013, the Company had consigned approximately $237,000 of inventory with Main Power, all of which was fully reserved for during the three month period ended June 30, 2013. The inventory reserve combined with the payment in full resulted in a net gain of $489,000, which was recognized as other income and expense for the nine months ended December 31, 2013.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1.0 million.  The FWTB Term Loan is secured by a lien on our assets and bears interest at a fixed rate of 7.25% per annum.  The Company makes equal monthly payments of principal/interest over the four-year term of the FWTB Term Loan, which has a final maturity date of May 21, 2014.  The terms and conditions of the FWTB Term Loan include limitations on the Company incurring additional debt and paying dividends on our stock without the consent of FWTB.  In the event of a default under the FWTB Term Loan, FWTB has the option to declare the loan immediately due and payable.

As of December 31, 2013, $99,000 was outstanding under the FWTB Term Loan, including accrued interest, and we were current and in compliance with all terms and conditions.

Notes Payable – 2012 Credit Card Receipts-Backed Notes

On September 14, 2012, the Company closed on the private sale of $1.3 million in Series 2012CC 15% secured promissory notes backed by a portion of the Company’s prospective credit card receipts, (the “2012 Credit Card Notes”) and 128,573 shares of common stock (collectively, the “2012 Credit Card Offering”).  Consideration for the 2012 Credit Card Offering comprised $1.3 million in cash.  After deducting $46,000 of placement agent sales commissions (5% on third-party investors, 3% on Company-referred investors and 0% on investments by officers and directors of the Company) and expenses, net cash proceeds to the Company totaled $1.2 million.   In addition, the Company issued 12,858 shares of common stock to the placement agent as additional sales compensation, representing one share of common stock for every 10 shares issued to investors in the 2012 Credit Card Offering.

The Company used the proceeds from the 2012 Credit Card Offering to invest in advertising and marketing programs to support its direct-to-consumer business, purchase inventory, provide other general working capital, repay $198,000 of the 2011 Credit Card Notes (including accrued interest) and pay commissions and expenses related to the private offering.

As of December 17, 2013, the remaining balance and accrued interest on the 2012 Credit Card Notes were repaid in full.

Pawnee Lease Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,000 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.

As of December 31, 2013, the outstanding balance of the Lease Promissory Note, including accrued interest, was $13,000 and we were current and in compliance with all terms and conditions.

Debt Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has classified the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The valuation techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 4.  As of December 31, 2013 the fair value of the warrant was $595,000.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of December 31, 2013, $271,000 was recorded as debt on the condensed balance sheets.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2.6 million shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to Main Power.

The Company also issued a warrant to purchase 125,000 shares of the Company’s common stock to the placement agent.  This warrant has an exercise price of $1.54 per share (125% of the average closing price of the Company’s common stock during the five-day period prior to the April 22, 2013 closing date). The value of this warrant was estimated at $108,000, based on the Black-Scholes model with a stock price of $1.30, calculated exercise price of $1.54, expected life of three years, annualized volatility of 117.2% and a discount rate of 0.39%. The value of the warrant was recorded as stock issuance costs.

The Series B Preferred Stock is convertible into 2.6 million shares of the Company’s common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock does not have a liquidation preference and shall vote on an “as-converted” basis with the common stock.  The stock dividend will accrue from day to day and will be payable in shares of our common stock within thirty days after the end of each fiscal year end.  The stock dividend issuable will be recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheet.  The corresponding charge will be recorded below net income to arrive at net income available to common shareholders.  The Series B Preferred Stock automatically converts into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and the Company’s then-outstanding common stock, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The Warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $595,000 as of December 31, 2013. The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period it is exercised or expires. The Company calculated the fair value of the Warrant during the quarter ended December 31, 2013 using a multiple based valuation model.

In conjunction with the private offering of Series B Preferred Stock and the Warrant above, the Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Main Power Promissory Note.  Main Power also released the Company’s pledged collateral and the parties agreed to terminate the Letter Agreement and Promissory Note effective as of April 22, 2013, as further described in Note 3.  The Company did not incur any early termination penalties. As of April 23, 2013, there was $237,000 in consignment inventory held by Main Power that was fully reserved for during the three-month period ended June 30, 2013.

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

5.    Equity Compensation Plans

On October 17, 2012, the Company implemented a 1-for-100 reverse stock split of its common stock that had previously been approved by stockholders.  As a result of the reverse stock split, every 100 shares of AeroGrow’s pre-reverse common stock were converted automatically into one share of common stock. All references below to shares of common stock, common stock warrants, or common stock options have been adjusted to reflect the reverse stock split.

For the three months ended December 31, 2013, the Company granted 180,000 options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the nine months ended December 31, 2013, the Company granted options to purchase 331,000 options to purchase the Company’s common stock under the 2005 Plan.  For the three and nine months ended December 31, 2012, the Company did not grant any options to purchase the Company’s common stock under the 2005 Plan.

During the three months ended December 31, 2013, options to purchase 75,000 shares of common stock were cancelled or expired, and 2,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended December 31, 2012, options to purchase 1,000 shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

During the nine months ended December 31, 2013, options to purchase 109,000 shares of common stock were cancelled or expired, and 2,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the nine months ended December 31, 2012, options to purchase 1,000 shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of December 31, 2013, the Company had granted options to purchase 274,000 shares of the Company’s common stock that are unvested and that will result in $316,000 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2013 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-	Aggregate		average	Weighted-	Aggregate
		Remaining	average	Intrinsic		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)	(in thousands)	Life (years)	Price	(in thousands)
$1.01	162	4.10	$1.01		74	4.10	$1.01
$1.10	100	4.25	$1.10		75	4.25	$1.10
$1.21	50	4.25	$1.21		38	4.25	$1.21
$2.20	164	4.77	$2.20		23	4.77	$1.21
$2.42	10	4.77	$2.42		2	4.77	$1.21
$7.00	1	1.33	$7.00		1	1.33	$7.00
$8.00	5	1.92	$8.00		5	1.92	$8.00
$12.00	1	0.60	$12.00		1	0.60	$12.00
$13.00	1	0.61	$13.00		1	0.61	$13.00
$14.00	0	1.47	$14.00		0	1.47	$14.00
$18.00	5	0.17	$18.00		5	0.17	$18.00
$20.00	0	1.00	$20.00		0	1.00	$20.00
	499	4.30	$1.77	$497	225	4.07	$1.88	$271

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was December 31, 2013.

6.    Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of December 31, 2013 and March 31, 2013, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

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

A summary of the Company’s common stock warrant activity for the period from April 1, 2013 through December 31, 2013 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, April 1, 2013	528	$22.41	$0.00
Granted	175	1.70
Exercised	-	-
Expired	0	0.98
Outstanding, December 31, 2013	703	$17.22	$0.00

As of December 31, 2013, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (years)
125	$1.54	4.31
50	$2.10	4.77
394	$7.00	3.28
122	$20.00	1.37
1	$25.00	0.77
3	$100.00	0.13
7	$800.00	0.68
1	$825.00	0.68
703	$17.22	3.19

As discussed further in Note 4, the Company also issued a warrant that entitles, but not obligate Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock.

9.    Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2013 and December 31, 2012.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow.” or “our”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended December 31, 2013 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2013.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

Overview

AeroGrow International, Inc. was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets six different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution, catalogue and direct-to-consumer sales primarily in the United States and Canada as well as selected countries in Europe, Asia and Australia.

During the fiscal year ended March 31, 2012 (“Fiscal 2012”), we recapitalized our balance sheet.  Specifically, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in short-term working capital debt,  restructured the payment schedule for a $2.1 million note payable to a supplier, and received approval from our shareholders and affected creditors to convert our Series A Convertible Preferred Stock and Subordinated Secured Convertible Notes into common stock. The conversions of our convertible securities were completed in April 2012, the first month the year ended March 31, 2013 (“Fiscal 2013”).  In addition, during the first quarter of Fiscal 2013, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, resulting in $1.6 million of new common equity capital from warrant exercises.

We entered into a Securities Purchase Agreement and strategic alliance in April 2013 with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “Scotts Miracle-Gro”). Pursuant to the Securities Purchase Agreement, we issued (i) 2.6 million shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement.

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

Results of Operations

Three Months Ended December 31, 2013 and December 31, 2012

Summary Overview
For the three months ended December 31, 2013, we generated $5.0 million of total revenue, an increase of 67.1%, or $2.0 million, relative to the same period in the prior year.  Due to our renewed focus on increasing retail distribution, retail sales increased 289.2% to $2.4 million.  Direct-to-consumer sales increased 8.2%, to $2.5 million, reflecting new products, efficient advertising and joint marketing programs with The Scotts Miracle-Gro Company.  Sales to international distributors decreased by 25.8% to $17,000 in the three months ended December 31, 2013 relative to the same period in the prior year.

During the three months ended December 31, 2013, we spent $781,000 in advertising expenditures to support our direct-to-consumer and retail channels, a 46.0% year-over-year increase compared to the same period in Fiscal 2013. These expenditures were divided as follows:

•
Direct-to-consumer advertising decreased to $391,000 from $534,000 for the three months ended December 31, 2013 and December 31, 2012, respectively.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $6.43 or 48.1% for the three months ended December 31, 2013, as compared to $4.35 for the same period in Fiscal 2013.

•
Retail advertising increased to $390,000 from $1,000 for the three months ended December 31, 2013 and December 31, 2012, respectively, as the Company focused on driving product awareness on behalf of our retail partners.

For the three months ended December 31, 2013, AeroGarden sales represented 83.8% of total revenue, as compared to 62.1% in the prior year period.  This percentage increase, on a product line basis, was attributable to increased retail distribution, which tends initially to favor garden sales over seed pod kit or accessory sales, and to the launch of our new AeroGarden ULTRA LED during the high demand holiday season.  Seed pod kit and accessory sales decreased as a percent of the total to 16.2% from 37.9% in the prior year period due largely to the size of the increase in garden sales.

Our gross margin for the three months ended December 31, 2013 was 42.3%, down from 44.0% in the prior year period, as we shifted our revenue mix from higher margin direct-to-consumer customers and seed pod kit sales to lower margin wholesale sales to retailers, international distributors and AeroGarden sales. Our gross margin is also negatively affected by brand and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, which we believe will result in expanded sales outlets and higher sales volume.

In aggregate, our total operating expenses increased 26.6%, or $364,000, year-over-year, principally because we spent $380,000 more in advertising with our larger retailers.  This increase was slightly offset by reduced spending in research and development. As a result of increased sales, our operating profit was $371,000 for the three months ended December 31, 2013, as compared to an operating loss of $59,000 in the prior year period.

Net other income and expense for the three months ended December 31, 2013 totaled $69,000, as compared to net other expense of $238,000 in the prior year period.  The net other expense in the current period includes $18,000 of expense relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.  The net other expense in the prior year period included $108,000 in non-cash amortization expense related to short-term promissory notes that were issued in September 2012.

Net income for the three months ended December 31, 2013 was $302,000, as compared to the $297,000 loss a year earlier.  The net profit reflected the higher retail sales attributable to the popularity of cobranded Scotts Miracle-Gro products and an increased advertising dollars spent in that channel.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2013 and the three months ended December 31, 2012:

	Three Months Ended December 31, (in thousands)
	2013	2012
Net revenue
Direct-to-consumer	50.5%	78.1%
Retail	49.1%	21.1%
International	0.4%	0.8%
Total net revenue	100.0%	100.0%

Cost of revenue	57.7%	56.0%
Gross profit	42.3%	44.0%

Operating expenses
Research and development	0.3%	3.2%
Sales and marketing	25.4%	29.7%
General and administrative	9.1%	13.1%
Total operating expenses	34.8%	46.0%
Profit (loss) from operations	7.5%	(2.0)%

Revenue
For the three months ended December 31, 2013, revenue totaled $5.0 million, a year-over-year increase of 67.1% or $2.0 million, from the three months ended December 31, 2012.

	Three Months Ended December 31, (in thousands)
Net revenue	2013	2012
Direct-to-consumer	$2,514	$2,323
Retail	2,437	626
International	17	23
Total	$4,968	$2,972

Direct-to-consumer sales for the three months ended December 31, 2013 totaled $2.5 million, up $191,000, or 8.2%, from the prior year period.  The increase in direct-to-consumer channels was caused by our introduction of our new ULTRA LED product and the availability of the various cobranded AeroGardens. We also experienced an increase in the direct-to-consumer database for the first time in 19 months. We define this “active consumer” database as the number of customers that have made a purchase within the previous 12 months.  This number is calculated monthly at the first of each month.

Sales to retailer customers for the three months ended December 31, 2013 totaled $2.4 million, up $1.8 million, or 289.2%, principally reflecting sales to newly acquired retail accounts such as Costco, Home Shopping Network, The Home Depot and Target, as well as growth in the existing Amazon.com account. We spent $390,000 in advertising dollars in the retail distribution channel, primarily in online gateway and portal advertising, as well as third party catalogues.

International sales for the three months ended December 31, 2013 totaled $17,000, down $6,000, or 25.8%, from the same period in the prior fiscal year. Sales in both periods principally reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2013 and December 31, 2012 is as follows:

	Three Months Ended December 31, (in thousands)
	2013	2012
Product revenue
AeroGardens	$4,165	$1,846
Seed pod kits and accessories	803	1,126
Total	$4,968	$2,972
% of total revenue
AeroGardens	83.8%	62.1%
Seed pod kits and accessories	16.2%	37.9%
Total	100.0%	100.0%

AeroGarden sales increased $2.3 million, or 125.5%, from the prior year period, reflecting increased retail channel sales and an increase in the portion of our direct-to-consumer marketing activity dedicated to prospecting for new customers, who are more likely to purchase the AeroGardens that have been co-branded after our alliance with Scotts Miracle-Gro.  The decrease in seed pod kit and accessory sales, which declined by $323,000, or 28.7%, principally reflects the focus on acquiring new customers and is expected to increase as new purchasers of gardens this year purchase seed pod kits and accessories in coming months and years.  For the three months ended December 31, 2013, sales of seed pod kits and accessories represented 16.2% of total revenue, as compared to 37.9% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended December 31, 2013 totaled $2.9 million, an increase of $1.2 million, or 72.1%, from the three months ended December 31, 2013.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.   As a percent of total revenue, cost of revenue represented 57.7% of revenue as compared to 56.0% for the quarter ended December 31, 2012.  The increase in costs as a percent of revenue reflected brand and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, the shift of our revenue mix from higher margin direct-to-consumer customers and seed pod kit sales to lower margin retailers, and AeroGarden sales.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the quarter ended December 31, 2013 was 42.3% as compared to 44.0% for the quarter ended December 31, 2012.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, primarily Amazon.com and Costco, as well as expenses associated with inventory cobranding and payment of intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro.

Sales and Marketing
Sales and marketing costs for the three months ended December 31, 2013 totaled $1.3 million, as compared to $882,000 for the three months ended December 31, 2012, an increase of 43.1%, or $380,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended December 31, (in thousands)
	2013	2012
Advertising	$781	$535
Personnel	330	261
Sales commissions	18	24
Trade Shows	5	-
Other	128	62
	$1,262	$882

Advertising expense is composed primarily of catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.   Total advertising expense was $781,000 for the quarter ended December 31, 2013, a year-over-year increase of 46.0%, or $246,000, primarily because we participated in advertising programs with our on-line retail distribution channel to support various promotional programs to increase product awareness of our cobranded product line with the Miracle-Gro AeroGarden trade name. Additionally, advertising costs related to our newly acquired retail accounts have increased from $1,000 to $391,000 in the current period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2013, personnel costs for sales and marketing were $330,000, up $69,000 or 26.4% from the three months ended December 31, 2012.   The increase reflected increased headcount necessary to cobrand and reintroduce our products into the retail channels and related payroll and stock option expenses.

Other marketing expenses increased year-over-year as a result of a public relations program that was initiated during the current year.

General and Administrative
General and administrative costs for the three months ended December 31, 2013 totaled $451,000, as compared to $390,000 for the three months ended December 31, 2012, an increase of 15.6%, or $61,000. The increase was attributable to expenses associated with recent grants of stock options, as well as recruiting expenses to attract and replace certain personnel.

Research and Development
Research and development costs for the quarter ended December 31, 2013 totaled $17,000, a decrease of $77,000 from the quarter ended December 31, 2012.  The decrease principally reflected expenses related to design and consulting service expenses we incurred to support new product development activities in prior year.

Operating Income (Loss) and EBITDA
Our operating income for the three months ended December 31, 2013 was $371,000, an increase of $430,000 over the $59,000 operating loss for the three months ended December 31, 2012, which was attributable to increased sales in both the retail distribution and direct-to consumer channels.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, change in derivative warrant liability, Scott’s Miracle-Gro IP royalty and branding, and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA for the quarter ended December 31, 2013 totaled $685,000, which was $650,000 higher than the $35,000 of EBITDA recorded during the prior year quarter.

	Three Months Ended December 31, (in thousands)
	2013	2012
Operating profit (loss)	$371	$(59)
Add back non-cash items:
Depreciation	42	49
Amortization	-	3
Stock based compensation	89	42
Common stock warrant expense	18	-
Scott’s Miracle-Gro IP royalty and branding license	165	-
Total non-cash items	314	94
EBITDA	$685	$35

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

Net Income and Loss
For the three months ended December 31, 2013, we recorded net income of $302,000, a 599,000 increase over the $297,000 net loss for the three months ended December 31, 2012.  The increase in the net income reflected the increased sales due to reintroduction into the retail channels, the positive impact of having sufficient inventory levels during the peak selling season, and the product launch of our new AeroGarden ULTRA - LED.

Nine Months Ended December 31, 2013 and December 31, 2012

Summary Overview
For the nine months ended December 31, 2013, total revenue of $6.8 million was up 22.3%, or $1.2 million, relative to the same period in the prior year.  Sales in our direct-to-consumer channels were down, by 19.8%, or $945,000.  The decline was primarily due to significant out of stock situations faced in the first six months of the year as we drew down inventory in advance of our cobranding efforts.  The decline was more than offset by increased sales in our retail channels which were up $2.1 million or 307.2%, primarily due to sales to retailers, including sales to Amazon.com, which began in November 2012, and newly acquired retail accounts such as Costco, Home Shopping Network, The Home Depot and Target.  Sales to international distributors increased by 114.5% to $102,000 in the nine months ended December 31, 2013 relative to the same period in the prior year. This increase is exclusively attributable to reorders from existing customers.

During the nine months ended December 31, 2013, we spent $899,000 in advertising expenditures to support our direct-to-consumer and retail channels, a 8.8% year-over-year increase compared to the same period in Fiscal 2013.  These expenditures were divided as follows:

•
Direct-to-consumer advertising decreased to $506,000 from $825,000 for the nine months ended December 31,2013 and December 31, 2012, respectively.  Efficiency, as measure by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $7.55 or 30.8% for the nine months ended December 31, 2013, as compared to $5.78 for the same period in Fiscal 2013.

•
Retail advertising increased to $393,000 from $1,000 for the nine months ended December 31, 2013 and December 31, 2012, respectively, as the Company focused on driving product awareness on behalf of our retail partners.

Additionally, for the nine months ended we controlled our overall marketing spending due to the lack of inventory in the first six months as we cobranded our product line with the Miracle-Gro trade name and increased our advertising spend in the remaining three months as we introduced the high end AeroGarden ULTRA LED, which were well received.

For the nine months ended December 31, 2013, AeroGarden sales increased by 82.1% and represented 74.7% of total revenue, as compared to 50.2% in the prior year period.  This percentage increase, on a product line basis was attributable to increased levels of co-branded Scotts Miracle-Gro inventory during the peak holiday season, new retail accounts and the launch of the new ULTRA LED AeroGarden.  Seed pod kit and accessory sales fell by 37.9% year-over-year, and dropped as a percent of the total to 25.3% from 49.8% in the prior year period.

Our gross margin for the nine months ended December 31, 2013 was 41.2%, as compared to 47.5% during the prior year period, as we shifted our revenue mix from higher margin direct-to-consumer customers and seed pod kit sales to lower margin sales to retailers, international distributors and AeroGarden sales. Our gross margin is also negatively affected by brand and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, which we believe will result in expanded sales outlets and lower gross margins.

In aggregate, our total operating expenses decreased 1.3%, or $45,000, year-over-year, principally because we: (i) did not replace our Chief Financial Officer who resigned in April 2013, (ii) incurred less legal, corporate governance and regulatory costs, and (iii) conducted less research and development cost after we introduced the new AeroGrow ULTRA product in the third quarter of Fiscal 2013.

As a result of higher sales, our operating loss decreased by $206,000 to $640,000 for the nine months ended December 31, 2013, from $846,000 in the prior year period.

Other income and expense for the nine months ended December 31, 2013 totaled to a net other income of $394,000, as compared to net other expense of $7.0 million in the prior year period.  The net other income in the current year period included $489,000 of income attributable to the repayment and settlement of the Main Power note.  The net other expense in the prior year period included $6.6 million in non-recurring, non-cash debt conversion costs, $80,000 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts, and $131,000 in non-cash amortization expense related to short-term promissory notes issued in September 2012.

The net loss for the nine months ended December 31, 2013 was $246,000, which was less than the $7.9 million loss in the prior year principally because the gain on the settlement on the Main Power Note, and the non-cash charges that resulted from the conversion of all our outstanding convertible debt into common stock during the prior period, partially offset by higher inventory cobranding expenses in the current year period.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2013 and the nine months ended December 31, 2012:

	Nine Months Ended December 31,
	2013	2012
Net revenue
Direct-to-consumer	56.5%	86.2%
Retail	40.7%	12.2%
International	2.8%	1.6%
Total net revenue	100.0%	100.0%

Cost of revenue	58.8%	52.5%
Gross profit	41.2%	47.5%

Operating expenses
Research and development	1.1%	5.5%
Sales and marketing	31.4%	31.9%
General and administrative	18.2%	25.4%
Total operating expenses	50.7%	62.8%
Loss from operations	(9.5)%	(15.3)%

Revenue
For the nine months ended December 31, 2013, revenue totaled $6.8 million, a year-over-year increase of 22.3%, or $1.2 million, from the nine months ended December 31, 2012.

	Nine Months Ended December 31, (in thousands)
Net Revenue	2013	2012
Direct-to-consumer	$3,823	$4,768
Retail	2,754	676
International	190	89
Total	$6,767	$5,533

Direct-to-consumer sales for the nine months ended December 31, 2013 totaled $3.8 million, down $945,000, or 19.8%, from the prior year period.  The decline in sales to direct-to-consumer channels was caused by the aging of our direct-to-consumer customer file, a decrease in direct-to-consumer advertising, our renewed focus on the retail marketing channel after we entered the strategic alliance with Scotts Miracle-Gro, and lower inventory levels, as we began cobranding our products with the Scotts Miracle-Gro trade name. Although direct-to-consumer sales did decline during the nine-month period ended December 31, 2013, we did experience an increase in such sales in December 2013, for the first time since May 2012.

Sales to retailer customers for the nine months ended December 31, 2013 totaled $2.8 million, up $2.1 million, or 307.2%, from the prior-year period, principally reflecting increased sales to newly acquired retail accounts, particularly Amazon.com and Costco.

International sales for the nine months ended December 31, 2013 totaled $190,000, up $101,000.  Sales in both periods principally reflect the timing of reorders from existing international distributors only.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the nine months ended December 31, 2013 and December 31, 2012 is as follows:

	Nine Months Ended December 31, (in thousands)
	2013	2012
Product Revenue
AeroGardens	$5,057	$2,777
Seed pod kits and accessories	1,710	2,756
Total	$6,767	$5,533
% of Total Revenue
AeroGardens	74.7%	50.2%
Seed pod kits and accessories	25.3%	49.8%
Total	100.0%	100.0%

AeroGarden sales increased $2.3 million, or 82.1%, from the prior year period, principally because: (i) the increase in sales to retailers in the fiscal third quarter, (ii) the increase in direct-to-consumer prospecting activity which tends to generate a higher mix of AeroGarden sales, (iii) the launch of the new AeroGarden ULTRA LED model, and (iv) the cobranding of our products with the Miracle-Gro AeroGarden name.  Sales of seed pod kits and accessories decreased $1.0 million, or 37.9%, reflecting a decrease in direct-to-consumer sales.  For the nine months ended December 31, 2013, sales of seed pod kits and accessories represented 25.3% of total revenue, as compared to 49.8% in the prior year period.

Cost of Revenue
Cost of revenue for the nine months ended December 31, 2013 totaled $4.0 million, an increase of $1.1 million, or 36.9%, from the nine months ended December 31, 2012.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 58.8% of revenue, as compared to 52.5% during the nine months ended December 31, 2012.  The increase in costs as a percent of revenue reflected brand and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, the shift of our revenue mix from higher margin direct-to-consumer customers and seed pod kit sales to lower margin retailers, international distributors and AeroGarden sales.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms, with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the nine months ended December 31, 2013 was 41.2% as compared to 47.5% for the nine months ended December 31, 2012.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, primarily Amazon.com and Costco, cost associated with inventory cobranding and the payment of intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, and increased international sales.

Sales and Marketing
Sales and marketing costs for the nine months ended December 31, 2013 totaled $2.1 million, as compared to $1.8 million for the nine months ended December 31, 2012, an increase of 20.5%, or $361,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Nine Months Ended December 31, (in thousands)
	2013	2012
Advertising	$899	$826
Personnel	878	739
Sales commissions	16	31
Trade shows	6	2
Other	328	167
	$2,127	$1,765

Advertising expense totaled $899,000 for the nine months ended December 31, 2013, a year-over-year increase of 8.9%, or $73,000, primarily because of our increased focus in retail advertising, partially offset by lower catalogue mailing expenses during the current year period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the nine months ended December 31, 2013, personnel costs for sales and marketing were $878,000, up from $739,000 for the nine months ended December 31, 2012, an increase of 18.9%.  The increase reflected increased headcount required to cobrand our marketing literature and packaging with the Miracle-Gro AeroGarden name and the additional support required to reintroduce our products into the retail channels.

Other marketing expenses increased year-over-year because of increases in a variety of spending categories, including a public relations program and increased travel related to reintroduction to the retail channel.

General and Administrative
General and administrative costs for the nine months ended December 31, 2013 totaled $1.2 million, as compared to $1.4 million for the nine months ended December 31, 2012, a decrease of 12.5%, or $176,000.  The decrease is the result of not replacing the Chief Financial Officer, who resigned in April of 2013, and reduction in legal, corporate governance and regulatory costs that were associated with the conversion of our convertible debt into equity in the prior year period.

Research and Development
Research and development costs for the nine months ended December 31, 2013 totaled $72,000, a decrease of 76.2%, or $230,000, from the nine months ended December 31, 2012.  The decrease principally reflects expenses related to design and consulting expenses we incurred in the prior year period to support new product activities (primarily the AeroGarden ULTRA which was introduced in the third quarter of Fiscal 2013).

Operating Loss and EBITDA
Our operating loss for the nine months ended December 31, 2013 was $640,000, a decrease of $206,000 from the operating loss of $846,000 for the nine months ended December 31, 2012.  The decreased loss reflected higher sales and higher cost of revenue expenses, as discussed in greater detail above.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization, change in derivative warrant liability, Scotts Miracle-Gro IP royalty and branding, and stock based compensation expense incurred during the period.  As calculated in the table below, our EBITDA loss for the nine months ended December 31, 2013 totaled $121,000, as compared to an EBITDA loss of $556,000 recognized during the prior year period.

	Nine Months Ended December 31, (in thousands)
	2013	2012
Operating loss	$(640)	$(846)
Add back non-cash items:
Depreciation	113	112
Amortization	-	11
Stock based compensation	176	167
Common stock warrant expense	18	-
Scotts Miracle-Gro IP royalty and branding license	212	-
Total non-cash items	519	290
EBITDA	$(121)	$(556)

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

Net Loss
The net loss for the nine months ended December 31, 2013 was $246,000, as compared to $7.9 million net loss in the prior–year as discussed above.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $1.5 million for the nine months ended December 31, 2013, as compared to cash used of $466,000 in the prior year period.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt expense, and the gain on the forgiveness of debt, totaled to a net gain of $157,000 for the nine months ended December 31, 2013, as compared to a net gain of $7.1 million in the prior year period.  The increase principally reflected non-cash charges arising from the conversion of convertible debt into common equity in April 2012.

Changes in current assets used net cash of $1.9 million during the nine months ended December 31, 2013, principally from increases in inventory as we purchased cobranded inventory, and accounts receivable balances, as a result of our reintroduction into the retail channel during the peak holiday season.

As of December 31, 2013, the total inventory balance was $1.6 million, representing approximately 115 days of sales activity, and 51 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended December 31, 2013, respectively.  The days in inventory calculation is based on the three months of sales activity can be greatly impacted by the seasonality of our sales, which are at their highest level during our quarter ending December 31.

Current operating liabilities increased $793,000 during the nine months ended December 31, 2013, because of seasonal increases in all operating liability accounts.  Accounts payable as of December 31, 2013 totaled $756,000, representing approximately 29 days of daily expense activity, and 15 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended December 31, 2013, respectively.

Net investment activity provided $343,000 of cash in the current year period, principally because of the sale of our patent portfolio to Scotts Miracle-Gro.

Net financing activity provided net cash of $1.9 million during the nine months ended December 31, 2013, principally due the sale of convertible preferred stock, partially offset by debt repayments.

As of December 31, 2013, we had a cash balance of $1.3 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $567,000 as of March 31, 2013, of which $42,000 was restricted.

As of December 31, 2013 and March 31, 2013, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	December 31,	March 31,
	2013 (in thousands)	2013 (in thousands)
Main Power Promissory Note	$-	$1,704
First Western Trust Term Loan	99	323
Sale of intellectual property liability (see Note 4)	271	-
Derivative warrant liability (see Note 4)	595	-
Notes Payable –Credit Card Receipts-Backed Notes	-	640
Pawnee Promissory Note	13	42
Total Debt	978	2,709
Less Notes Payable and Current Portion – Long Term Debt	978	1,540
Long Term Debt	$-	$1,169

Cash Requirements

We generally require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,

•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $1.3 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of December 31, 2013,
•	our cash of $1.5 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of February 4, 2014,
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of  our direct-to-consumer sales initiatives, and the acceptance of the product at our various retail distribution customers

In the first quarter of Fiscal 2014, we entered into a Securities Purchase Agreement with a wholly owned subsidiary of Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired the following securities for an aggregate purchase price of $4.0 million; (i) 2.6 million shares of our Series B Convertible Preferred Stock, par value $0.001 per share, and (ii) a warrant to purchase shares of our common stock.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company totaled to $3.8 million.  In addition, we also agreed to sell all intellectual property associated with our Hydroponic IP, other than the AeroGrow and AeroGarden trademarks, to Scotts Miracle-Gro for $500,000.  Finally, we repaid the outstanding balance on the MainPower Promissory Note, which outstanding, including all accrued interest, which totaled to $1.7 million as of March 31, 2013, was paid in full for $950,000.

Based on these facts and assumptions, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our operating needs for the next twelve months.   However, we may need to seek additional capital to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital.

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer,
•      uncertainty regarding the impact of macroeconomic conditions on consumer spending,
•	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations,
•	the seasonality of our business, in which we have historically experienced higher sales volume (October through January),
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

Foreign Currency Exchange Risk

We transact business primarily in U.S. currency.  Although we purchase our products in U.S. dollars, the prices charged by our suppliers in Asia are predicated upon their cost for components, labor and overhead. Therefore, changes in the valuation of the U.S. dollar in relation to the Chinese currencies may cause our manufacturers to raise prices of our products which could reduce our profit margins.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2013.

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

AeroGrow International, Inc.

Date: February 11, 2014	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 11, 2014	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Vice President Accounting (Principal Finance Officer)