Form 10-K
period 2014-03-31
AeroGrow International, Inc.
filed 2014-06-30
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2013 was $11,514,510, the last day of our most recent second quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant's common stock outstanding as of June 20, 2014 is 6,130,026.

DOCUMENTS INCORPORATED BY REFERENCE

None

AeroGrow International Inc.
Annual Report on Form 10-K
Year Ended March 31, 2014

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) for AeroGrow International, Inc. (“AeroGrow,” the “Company,” “we,” “our” or “us”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “may,” “will,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” as well as variations of such words and similar expressions, are intended to identify such forward-looking statements. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, access to funding, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from expectations expressed or implied in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” in Part I Item 1A of and elsewhere in this Report, and in other reports we file with the SEC, including the most recent quarterly reports on Form 10-Q and current reports on Form 8-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.  BUSINESS

Our Business

AeroGrow International, Inc. (“AeroGrow”) is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use and priced to appeal to the gardening, cooking, healthy eating, and home and office décor markets. To date, we have launched multiple lines of proprietary indoor gardens, grow lights, a patented nutrient formula, more than 40 corresponding proprietary seed pod kits, and various cooking, gardening and décor accessories, primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia.

As of March 31, 2014, we have manufactured and shipped approximately 1.2 million AeroGarden® units and approximately 2.8 million seed pod kits to consumers and retailers worldwide.  We commenced initial marketing and distribution of our products in March 2006, with an emphasis on retail distribution.   Beginning in the fiscal year ended March 31, 2011 (“Fiscal 2011”), and continuing through the fiscal year ended March 31, 2013 (“Fiscal 2013”), we shifted our sales and marketing efforts away from retail distribution, which generated lower margins and required much higher investments in inventory, in order to focus on higher margin “direct-to-consumer” sales channels.  During this three-year period, we emphasized our direct-to-consumer channels which are principally comprised of our own in-house direct mail catalogue, e-mail marketing, and internet marketing, and continued to sell to a limited number of international customers.

During the fiscal year ended March 31, 2014 (“Fiscal 2014”), we began to re-emphasize the retail channel sales due to the improving economic conditions and the April 2013 strategic alliance with a subsidiary of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”), which has strong retail presence and international name recognition.  In addition to a working capital infusion of approximately $4.5 million from Scotts Miracle-Gro, the strategic alliance affords AeroGrow the use of the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  See “April 2013 Scotts Miracle-Gro Strategic Alliance” below.

Our principal products are indoor gardens and proprietary seed pod kits that allow consumers, with or without gardening experience, to grow: (i) vegetables, such as tomatoes, chili peppers and salad greens; (ii) fresh herbs, including cilantro, chives, basil, dill, oregano, and mint; and (iii) flowers, such as petunias, snapdragons, geraniums and vinca. Consumers can also plant and grow their own seeds using our proprietary “grow anything” kits, or use their AeroGardens as seed starters for their outdoor gardens with our “seed starting” systems.

Our indoor gardens are designed to be simple, consistently successful, and affordable.  We believe that our products enable almost anyone, from consumers who have no gardening experience to professional gardeners, to produce year-round harvests of a variety of herbs, vegetables, and flowers, regardless of season, weather, or availability of natural light. We believe that our indoor gardening products’ unique and attractive designs make them appropriate for use in almost any location, including kitchens, living areas, and offices.

Our indoor gardening units are sold through different channels designed to match customer needs and interests with the appropriate garden unit features and benefits at list prices ranging from approximately $80 to $350, depending on size, design elements, light intensity and other automated features.  As is customary in the direct-to-consumer channels and select retail channels, we sometimes offer temporary discounts and targeted promotions that are designed to generate higher sales volume.

Corporate History

AeroGrow was formed as a Nevada corporation on March 25, 2002. After more than three years of initial research and product development, we began sales activities in March 2006. Since that time, we have expanded our operations and currently distribute our products through multiple sales channels.  We have developed direct sales channels, including web sales and a direct mail catalogue business, with approximately 1.2 million catalogues mailed in Fiscal 2014.  In prior years, we have also utilized direct television sales, including infomercials and 60 and 120 second television commercials, mall kiosks, and print and radio advertisement to generate consumer sales.  We also sell through approximately 210 retail storefronts in North America, and in five countries internationally.  We have expanded our product lines, and now offer seven different indoor garden models, with each model available in different colors and trim styles, more than 40 seed pod kits, and various gardening and kitchen accessories.

April 2013 Scotts Miracle-Gro Strategic Alliance

In April 2013 (the first month of Fiscal 2014), we entered into a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of Scotts Miracle-Gro. In conjunction with this transaction, we entered into several other agreements, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand Licensing Agreement; and (iv) a Supply Chain Management Agreement.  For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

Intellectual Property Sale Agreement.  Pursuant to the Intellectual Property Sale Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.

Technology Licensing Agreement.  Under the Technology Licensing Agreement, Scotts Miracle-Gro granted us an exclusive license to use the Hydroponic IP in North America and certain European Countries ( collectively, the “AeroGrow Markets”) in return for a royalty of 2% of annual net sales, as determined at the end of each fiscal year and will be paid in common stock for the first four years.  The initial term of the Technology Licensing Agreement is five years, and we may renew the Technology License for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term.

Brand Licensing Agreement.  Under the Brand Licensing Agreement, we may use certain of Scotts Miracle-Gro trade names, trademarks and/or service marks to rebrand the AeroGarden, and, with written consent of Scotts Miracle-Gro, other products in the AeroGrow Markets in exchange for our payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in net sales, as compared to net sales during the fiscal year ended March 31, 2013.  The initial term of the Brand Licensing Agreement is five years, and we may renew the Brand Licensing Agreement for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term.

Supply Chain Services Agreement.  Under the Supply Chain Services Agreement, Scotts Miracle-Gro will pay AeroGrow an annual fee equal to 7% of the cost of goods of all products and services requested by Scotts Miracle-Gro during the term of the Technology Licensing Agreement (referenced above), thereby assisting AeroGrow in exploiting the Hydroponic IP internationally (outside of the AeroGrow Markets).

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

We believe that the complexities of currently available commercial hydroponic and aeroponic products fail to address the needs and wants of the mass consumer market, leaving that market underserved. We further believe that our patented and patent-pending inventions, companion technologies, and trade secrets have simplified and improved hydroponic and aeroponic technologies and have enabled us to create an indoor hydroponic and aeroponic gardening system appropriate for the mass consumer market.

Proprietary Technology and Intellectual Property

Since our inception in 2002, we have been innovating, simplifying, and integrating proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed pod kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop seven different models of indoor gardens, each with different features and technology groupings, with list prices ranging from approximately $80 to $350.  Multiple patent applications have been filed in the United States and internationally to protect the inventions that are exclusively used in our indoor garden system and seed pod kits, and seven patents have been issued (four in the United States and three internationally).  We have also obtained access to, both domestically and internationally, trademarks and certain domain names, including AeroGrow.com, AeroGarden.com, AeroGarden.net, AeroGarden.tv, AeroGarden.biz, and Getthegarden.com, among others.

Our success and ability to compete are substantially dependent upon our exclusive access to technology and expertise.  While we rely on patent, copyright, trade secret, and trademark law to protect the use of such technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There can be no assurance, however, that others will not develop technologies that are similar or superior to the technology used by AeroGrow.  Each of our employees, independent contractors, interns, and consultants has executed assignment of rights to intellectual property agreements and nondisclosure agreements. The assignment of application rights to intellectual property agreements grant us the right to own inventions and related patents which may be granted in the United States and throughout the world. The nondisclosure agreements generally provide that these people will not disclose our confidential information to any other person without our prior written consent.

Following is a description of the proprietary technologies, all of which were sold to Scott Miracle-Gro, and inventions that are exclusively used in our indoor garden system and seed pod kits.

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

Pre-Seeded Bio-Grow Seed Pods. The proprietary bio-grow seed pods include specially selected, pre-implanted seeds, a growing medium, removable bio-dome covers, and a grow basket.

Microprocessor-Based Control Panel and Nutrient Cycle Delivery System. The microprocessor-based controls include automated grow lights to ensure that plants receive the proper amount of lighting, and feature nutrient and water reminder systems that alert consumers to add water and nutrients when needed.  In addition, some systems allow consumers to select from multiple plant types (for example, lettuce, herbs, tomatoes, or flowers) and the system then automatically adjusts the nutrient, water and lighting cycles to optimize growth.  In addition, some systems take into account stage of growth of the specific plants when optimizing these factors. Our most recent ULTRA gardens include a display screen that walks consumers step-by-step through planting, tending and harvest, and allows for complete customization of all aspects of the grow cycle, including photo period, pump cycle and nutrient cycle.

Custom Nutrients and Automatic pH Adjustment. The patented nutrient solutions have been designed specifically to deliver the proper nutrients to plants, while offering consumers a user-friendly application methodology. Plant specific nutrients are included with each seed pod kit, and consumers simply add them when instructed by the microprocessor-based nutrient reminder. The pre-measured and mixed nutrients eliminate the need for mixing multi-part nutrient formulas and storing various nutrients in separate containers. A proprietary buffer has been formulated and included into the nutrients that automatically adjusts tap water from around the country to the right pH ranges for plant growth.  Without this adjustment, tap water from many areas in the country will severely limit or inhibit plant growth in most aeroponic and hydroponic systems.

Integrated and Automated Lighting System. Hydroponic systems typically do not incorporate built-in lighting systems. Our indoor gardening products include built-in adjustable grow lights with ballast, reflector hood, grow bulbs and an electronic timer. The integrated lighting systems include proprietary high-output compact fluorescent light LED bulbs that deliver a spectrum and intensity of light designed to optimize plant growth without supplemental sunlight needed. In addition, the lighting system is fully automated and controlled by a microprocessor-based control panel described above. Variations in lighting are a differentiator in our product lines, and we have several gardens on the market with “50% more light and twice the height” of our initial gardens, allowing consumers to grow larger plants such as full-sized tomatoes in our indoor gardens, and deliver higher yields.

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

Cooking and Healthy Eating Market. Many customers enjoy cooking as a hobby, including those who:

•	are interested in cooking who would appreciate the convenience and satisfaction of having a readily available supply of fresh-cut herbs to flavor soups, salads, and other dishes,

•	prefer the distinctive texture and taste of freshly picked, vine-ripened tomatoes, basil, lettuces, and other vegetables over days-old supermarket produce, and

•
are interested in healthy, pesticide-free foods for themselves and their families, reflecting both the rapidly growing interest in naturally and organically grown foods and the increasing number of people who, for health or weight concerns, include salads and fresh vegetables as part of their families’ diets.

We believe that our indoor gardening products are embraced in this market by people who understand the value of having an ongoing supply of fresh herbs and fresh produce throughout the year.

Home and Office Décor Market. Flowers are frequently used to brighten homes and offices worldwide. It is difficult to readily grow flowers indoors due to a lack of sufficient light and growing knowledge. As a result, people often use cut flowers, which are expensive, short-lived, and require ongoing maintenance. Our indoor gardening products enable colorful and fragrant flowers to be easily grown indoors year round and at a lower cost. Flowers grown with our indoor gardening products will last for months with minimal care and maintenance. Flowers can be grown in a wide variety of indoor locations, including kitchen and bathroom countertops, living rooms, bedrooms, family rooms, offices, work stations, waiting rooms, and lobbies.

Products

AeroGarden Indoor Gardens.  We currently offer four different indoor garden models with list prices ranging from approximately $80 to $350 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusion of plant support systems.

Currently, our AeroGarden product line is divided into five main categories:

•
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

•
AeroGarden 6 Series – The AeroGarden 6 series has a compact, triangular shape that is a perfect fit for kitchen counter-top corners. It has a smaller footprint than the AeroGarden 7 and as a result features 6-pods for planting. List price is $129.95.

•	AeroGarden 7 Series – Includes our original products which feature the rainforest nutrient delivery system, automated lights, and reminder systems. List price is $149.95.

•
AeroGarden Extra Series – A 7 pod garden with extended lamp arms and greater light output for growing larger vegetables.  Some models also include stainless steel trim.  Additionally, this garden offers a model with an LED light that delivers faster growth with higher yields but uses less energy.  List prices start at $199.95.

•
AeroGarden ULTRA Series - The ULTRA features the new MyGarden control panel – an automated garden “brain” that makes gardening easier than ever for beginners and offers complete customization for experts. It also includes a redesigned lighting system featuring new MaxGrow Grow Lights and aluminum reflectors, the widest, easiest range of Grow Light adjustment from small to tall, an improved trellis system, 20% larger reservoir, and a “QuickPlant” button that walks users step-by-step through the planting process. Additionally, this garden offers a model with an LED light that delivers faster growth with higher yields but uses less energy.  List prices start at $249.95.

AeroGarden Seed Pod Kits.  We currently offer more than 40 seed pod kits for use in our indoor gardening products. These seed pod kits include pre-seeded bio-grow seed pods and a three-to-six-month supply of nutrients, including our patented formula for adjusting water quality. Our seed pod kits have list prices ranging from $13 to $30, and include:

•	Vegetable Gardens: tomato, pepper, and salsa garden.

•	Herb Gardens: gourmet herbs, Italian herbs, and pesto basil.

•	Flower Gardens: cascading petunias, English cottage, scented blooms, and mountain meadow.

•	Salad Gardens: salad greens, romaine lettuce.

Our seed pod kits are sold to consumers for use with our indoor gardening products.  Individual seed pod kits are grown by consumers for three to six months and then new seed pod kits may be purchased for replanting.

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

Future Products.  The core technology platform can be leveraged by bundling different components into new products with a wide variety of features and price points that then can be sold through a variety of direct and retail channels for use in different settings around the home or office.  Examples include a side light system or expansion into LED lighting to further increase yields.

Integrated Marketing and Sales Channel Strategy

We consider our products to be an entirely new product category. A primary objective since launch has been to maximize the exposure of the product and educate consumers on the benefits of indoor gardening through an integrated marketing and distribution strategy.  We launched with a nationwide public relations campaign in 2006, and received extensive media exposure, with multiple features on national talk shows as well as local television coverage, local and national print articles and blog and Internet pieces.  We combined the public relations launch with a retail and direct strategy focusing on high visibility partners and media, including product sales through retailers, national cataloguers, home shopping channels, direct television commercials, our own in-house direct-to-consumer catalogue, internet sales, and inbound and outbound telemarketing.

Shift in Channel Strategy.  For the three years prior to Fiscal 2014, we reduced our presence in the retail channel due to the downturn in the economy, capital shortages, and the high cost of maintaining inventory levels sufficient for retail customers.  During this time period, we decreased the number of storefronts offering our products from 575 in Fiscal 2011 to approximately 72 as of March 31, 2013.  However, beginning in Fiscal 2014 with the April 2013 strategic alliance with Scotts Miracle-Gro, we have once again begun to selectively increase our retail presence.  As of March 31, 2014, our products were offered in approximately 210 storefronts in North America, as well as through select online retailers such as Amazon.com, Costco.com, Target.com and Home Depot.com.

We believe that the alliance will allow us to continue to expand our retail presence during the coming fiscal year.  For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

Direct-to-Consumer Sales.  In 2007, we produced and began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In Fiscal 2014, we mailed approximately 1.2 million catalogues.  With our catalogue sales we focus on remarketing to current customers and also prospecting for new customers using database marketing techniques.

We established our first consumer product website in the fall of 2006 and supplemented this website in late 2007 with search engine advertising, banner advertising, email campaigns and web affiliate programs.  In the fall of 2008 we took on in-house management of many of these programs from third-party providers and have seen resulting increases in efficiency.

A key focus of our web and catalogue marketing is to maximize the lifetime value of AeroGrow customers through repeat sales of our seed pod kits, light bulbs and accessories. During Fiscal 2014, direct-to-consumer sales represented 59.3% of our total net sales.

Retail Sales.  Initial shipments to retailers commenced in March 2006.  Over the next several years, we rapidly grew our retail distribution and as of March 31, 2009 our products were being sold through approximately 7,500 stores in North America.  In Fiscal 2010 through Fiscal 2013, we reduced our sales to retailers as discussed above, and as of March 31, 2013 our products were being sold through approximately 72 stores in North America.  During Fiscal 2014, we renewed our focus in the retail markets and were being sold in approximately 210 stores and sales to retailers represented 38.6% of our total net sales.

During Fiscal 2014, approximately 79.6% of our total sales to retailers represented sales to Amazon.com, Inc.  As discussed above, we plan to continue expansion of our retail sales efforts during the coming fiscal year as a result of our strategic alliance with Scotts Miracle-Gro.

International Sales.  We began testing international sales opportunities in the UK and Japan in late 2007, and have since expanded internationally into Australia, South Korea, Mexico, France and several other countries.  During Fiscal 2014, we sold products to third-party distributors in five international markets, and international sales represented 2.1% of our total net sales.  International efforts in Fiscal 2014 were limited to supporting distribution in existing markets.

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

We believe that our simplified and complete indoor gardening products and current and planned methods of distribution offer significant benefits from these traditional hydroponic industry practices.  To date, we have discovered a few kitchen design firms that have tried to introduce an indoor growing system into the market but don’t have a significant presence in the market.  In our laboratory tests, these systems have performed at levels far below our own systems in terms of germination success, longevity, speed-of-growth and overall yields.  However, we recognize that there are other companies that are better funded and have greater experience in producing hydroponic products in commercial markets, or that have been more successful in manufacturing or selling consumer products or soil-based gardening products.

Manufacturing and Operations

We source our AeroGarden products and accessory items from contract manufacturing companies that manufacture products using tooling we own, in accordance with our specifications, and subject to our intellectual property rights provided by the Technology Licensing Agreement with Scott’s Miracle-Gro.  We have four Chinese manufacturers of our garden products.  Several are capable of manufacturing multiple garden models.  We believe the existing production capacity of these manufacturers is more than sufficient to meet our garden requirements for the short-to-medium term.  In addition, capacity expansion is available in a reasonable period of time with a nominal tooling investment.  We also try to have multiple, dual-sourced manufacturers of our many component parts and accessories.

In July 2008 we opened a company-operated distribution center in Indianapolis, Indiana where we also produced and assembled our seed pod kits.  In May 2011, we closed this facility and moved all our North American distribution and seed pod kit assembly operations to a third-party logistics facility in Mexico, Missouri.  Indoor gardening products are shipped from China to the third-party fulfillment center in Missouri, as well as to third-party distribution facilities in countries outside North America.

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

Personnel

As of March 31, 2014, AeroGrow employed 23 full-time employees.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good.  Historically, our outsourced business also included manufacturing, some telemarketing, infomercial production, fulfillment and shipping.   Additional employees and/or consultants may be hired in the future as our operations merit.

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

Since we commenced operations in 2002, and through March 31, 2014, we incurred substantial losses, including a net loss of $2.4 million for the twelve month period ended March 31, 2014.  As of March 31, 2014, our losses have resulted in an accumulated deficit of $80.1 million.  The future success of our business will depend on the success of the Scotts Miracle-Gro partnership, our ability to profitably expand sales of our AeroGarden indoor garden systems, seed pod kits and accessory products, and develop new product extensions and applications.

Our financial condition may limit our ability to borrow funds or to raise additional equity as may be required to fund our future operations.

Our ability to borrow funds or raise additional equity may be limited by our financial condition.  In addition, a failure to obtain additional funding to support our working capital and operating requirements could prevent us from making expenditures that are needed to allow us to grow our operations.   In the event we have working capital needs and cannot raise this additional funding, we will have to scale back on our operating plans for the current and future fiscal years.  There can be no assurance that we will be able to secure the additional capital in an amount and in time to support all of our operating plans.

As we grow our sales into the retail channel and increase sales through individual retailers, the loss or significant reductions in orders from our top retail customers could have a material adverse impact on our business.

In Fiscal 2014, our net sales to one retail customer totaled 79.6% of our total net sales to retailers.  The loss of this significant customer, or a significant decline in orders could materially affect our sales of indoor garden systems, seed pod kits and accessories, and could therefore have a material adverse effect on our business, prospects, results of operations, and financial condition.

We do not have long-term sales agreements with, or other contractual assurances as to future sales to, any of our current or planned major retail customers. In addition, our business may be negatively affected by changes in the policies of our retailers, such as payment terms, limitation to shelf space, price demands and other conditions.

Our inability to invest in the growth of our database of direct-to-consumer names may limit our ability to maintain or grow this sales channel.

Our direct-to-consumer sales represented 59.3% of our total net sales during Fiscal 2014. Our marketing activities via email and catalogs focus on maximizing the lifetime value of AeroGrow customers through repeat sales of our seed pod kits, light bulbs and accessories. Our capital-constrained lack of investment in growing the database of potential customers could materially affect our sales of indoor garden systems, seed pod kits and accessories, and therefore have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our future success is completely dependent on our ability to market our indoor garden systems, seed pod kits and accessory products and generate consumer acceptance on a broader scale.

We have introduced our indoor garden systems and seed pod kits as new products to consumer markets unfamiliar with their use and benefits.  Although we believe that we have penetrated only a small portion of the potential market for our products, our marketing efforts may not generate widespread consumer adoption.  If our marketing strategies fail to attract customers, our product sales may not produce future revenue sufficient to meet our operating expenses or fund our future operations.  Our business, prospects, results of operations, and financial condition will be materially and adversely affected.

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

For the fiscal year ended March 31, 2014, approximately 60.9% of our total net sales occurred during four consecutive calendar months (October through January).  We must therefore estimate sales in advance of the anticipated peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.   Shortfalls in the supply of our products could result in a significant loss of revenue due to lack of adequate product inventory.  For example, the cobranding of our product with the “Miracle-Gro AeroGarden” trade name caused a delay in available inventory during the first six months of Fiscal 2014.  Additionally, during the third and fourth quarters of Fiscal 2013, a labor strike in the ports of Los Angeles and Long Beach delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during that time period. Alternatively, a shortfall in actual demand for our products, relative to forecast, during peak months could cause us to liquidate excess inventory at a loss or at substantially lower margins.  In any of these cases, we may not generate enough revenue to cover expenses incurred throughout the balance of the year.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

Our current or future manufacturers could fail to fulfill our orders for indoor garden systems, which would disrupt our business, increase our costs, and could potentially cause us to lose our market.

We currently depend on four contract manufacturers in China to produce our indoor garden systems. These manufacturers could fail to produce the indoor garden system to our specifications or in a workmanlike manner and may not deliver the systems on a timely basis. Our manufacturers must also obtain inventories of the necessary parts and tools for production. Although we own the tools and dies used by our manufacturers, our manufacturers operate in China.  As a result, our manufacturers may be subject to business risks that fall outside our control, including but not limited to, political, currency, and regulatory risks, each of which may affect the manufacturer’s ability to fulfill our orders for indoor garden systems. For example, a December 2012 labor strike in the ports of Los Angeles and Long Beach delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during the third and fourth quarters of Fiscal 2013. In addition, weather or natural disasters in China could disrupt our supply of product.  Any change in manufacturers could disrupt or delay our ability to fulfill orders for indoor garden systems while we search for alternative supply sources, provide specifications, and test initial production.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

We are highly reliant upon a single distribution and assembly facility.  Any material disruption to the operation of this facility could adversely affect our business.

All of our North American fulfillment and distribution operations, and the entirety of our seed pod kit assembly operations are located in a third-party-managed facility based in Mexico, Missouri.  Any material disruption to the operation of this facility, whether caused by internal or external factors could have a material adverse effect on our business prospects, results of operations and financial condition.

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

We believe that our complete indoor garden systems offer significant benefits over traditional hydroponic industry products.  However, there are companies in a variety of related markets, including but not limited to, consumer electronics, commercial hydroponics, gardening wholesale, and soil-based gardening that are larger, better funded, and have experience in our channels of distribution.  These companies could potentially decide to develop products to compete with our products. These companies could use hydroponic technologies, and could achieve better consumer acceptance.  The success of any competing products may have a material adverse effect on our business prospects, results of operations and financial condition.

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

If our indoor garden systems fail to perform properly, our business could incur increased warranty-related costs and reduced income.

From our inception through March 31, 2014, we have sold approximately 1.2 million AeroGardens and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have a material adverse effect on our business prospects, results of operations and financial condition.

From time to time, we may be subject to litigation that, if decided adversely to us, could have a material adverse impact on our financial condition.

From time to time, we are a party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business.  We cannot estimate with certainty our ultimate legal and financial liability with respect to such litigation.  Although we do not believe that any current litigation poses a material threat to our business, defense of any lawsuits or proceedings, even if successful, may require management to spend a substantial time and attention on the part of our management personnel that otherwise would be spent on other aspects of our business, and may require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits also may result in significant payments and modifications to our operations. In addition, we also may be subject to adverse publicity as a result of litigation. Any of these events could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

As of March 31, 2014, we had 6,129,326, common shares issued and outstanding.

On April 22, 2013 (during the first quarter of the fiscal year 2014), we entered into a Securities Purchase Agreement with SMG Growing Media, Inc. (“SMG”), a wholly owned subsidiary of The Scotts Miracle-Gro Company.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock and a warrant to purchase shares of the Company’s common stock (for further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements).

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

We can issue debt securities and shares of preferred stock without approval of common stockholders, which could adversely affect your rights and undermine the value of your shares.

Our Articles of Incorporation allow our Board of Directors to approve the terms and conditions of debt securities and preferred stock for issuance by the Company, including but not limited to voting rights, conversion privileges and liquidation preferences, without the approval of common stockholders.  The rights of the holders of our common stock may be adversely impacted as a result of the rights that could potentially be granted to holders of debt securities or preferred stock that we may issue in the future.  As a result, the price of our common stock may be adversely affected by future issuances of debt or preferred stock.

For example, on April 22, 2013 (during the first quarter of fiscal year 2014), we entered into a Securities Purchase Agreement with SMG, a wholly owned subsidiary of Scotts Miracle-Gro. Pursuant to the Securities Purchase Agreement, SMG acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant”).  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis,” constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned), as calculated as of the date or dates of exercise.  The Warrant can be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021 (for further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements).  The exercise price of the Warrant shall be equal to the quotient obtained by dividing:

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

Under the Securities Purchase Agreement, our Board of Directors is required to consist of five members.  While the Warrant is outstanding, SMG is entitled to elect one director and have one additional Board observer.  Please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements for more detailed disclosure.  As a result of this transaction, your rights as a common stockholder could be adversely affected.  Because the holder of Series B Preferred Stock is entitled to vote on an “as-converted” basis with the common stock, SMG controls approximately 31% of the voting power of our outstanding equity.  If SMG exercises the Warrant, its voting power will increase.  As a result, SMG may be deemed to have effective control over all matters requiring action by our stockholders, including the election of our entire Board.  It is unlikely that a change of control of our company could be effected without SMG’s approval.

Our outstanding warrants, options and any additional future obligations to issue our securities to various parties may dilute the value of an investment in AeroGrow.  In addition, the terms and conditions of these securities could significantly impact the price of our common shares, and could adversely impact our ability to raise additional equity capital.

As of March 31, 2014, we had reserved for issuance up to approximately 3.6 million additional shares of common stock under the terms of warrants, options, conversion of Series B Convertible Preferred and other arrangements.

For the length of time the warrants, options and Series B Convertible Preferred Stock are outstanding, the holders will have an opportunity to profit from a rise in the market price of our common stock without assuming all the risks of common share ownership. This may adversely affect the terms upon which we can obtain additional capital. The holders of such derivative securities would likely exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the notes, warrants or options.

Further, issuances of equity and/of debt securities, or the perception that such issuances may occur, could cause the market price of our common stock to decline and impair our ability to raise capital in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease a 9,868 square foot office space in, Boulder, Colorado, with a current monthly rent of $9,000, which is subject to 3.5% annual increases.  We also pay our proportionate share of building taxes, insurance and operating expenses. The lease term continues until September 30, 2014, unless modified under specified circumstances. As of April 14, 2014 the lease term was extended to September 30, 2016.  The agreement contains other standard office lease provisions.

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

Our common stock is listed on the OTCQB market tier under the symbol “AERO.”

Price Range of Common Stock

The following table sets forth, for the periods indicated, the high and low daily closing prices of our common stock for the two most recently completed fiscal years while trading on the markets noted above.

	Fiscal Year Ended 3/31/14		Fiscal Year Ended 3/31/13
	High	Low	High	Low
1st Quarter - Ended June 30	$2.10	$1.00	$2.00	$1.00
2nd Quarter - Ended Sept 30	$2.20	$1.41	$2.00	$1.00
3rd Quarter - Ended Dec 31	$2.60	$1.90	$1.20	$0.51
4th Quarter - Ended Mar 31	$9.66	$2.28	$1.30	$0.82

Stock prices for the period April 1, 2011 through October 16, 2012 have been adjusted to reflect a 1-for-100 reverse stock split that became effective on October 17, 2012, as previously reported in a Current Report on Form 8-K filed with the SEC on October 16, 2012.

Holders

As of June 13, 2014, we had approximately 517 holders of record of our common stock.  A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for additional information about holders of our common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended March 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Statements of Operations Data
	Fiscal Years ended March 31,
(in thousands, except per share data)	2014	2013
Revenues	$9,355	$7,330
Cost of revenue	5,582	4,000
Gross profit	3,773	3,330
Operating Expenses
Research and development	95	296
Sales and marketing	2,920	2,325
General and administrative	1,634	1,818
Total operating expenses	4,649	4,439
Loss from operations	(876)	(1,109)
Other (income) expense	1,530	7,150
Net loss	$(2,406)	$(8,259)
Less: Deemed dividend on convertible preferred stock	(268)	-
Less: Preferred stock dividend	(1,456)	-
Net income (loss) attributable to common shareholders	$(4,130)	$(8,259)

Net loss per share, basic and diluted	$(0.76)	$(1.55)
Weighted average number of common shares outstanding, basic and diluted	5,408	5,344

Balance Sheet Data
(in thousands)	2014	2013
Cash and cash equivalents	$1,707	$525
Total assets	$4,544	$2,972
Total liabilities	$3,650	$3,543
Total stockholders’ equity (deficit)	$894	$(571)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K (“Annual Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “may,” “will,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, results of operations, working capital requirements, access to funding, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from expectations expressed or implied in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the SEC, specifically the most recent reports on Form 10-Q. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Executive Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded our operations and currently offer four different indoor garden models, more than 40 seed pod kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in five other countries.

Background – Fiscal Years 2010 – 2013
Beginning in the fiscal year ended March 31, 2010 (“Fiscal 2010”), and continuing through the fiscal year ended March 31, 2013 (“Fiscal 2013”), we scaled back our operations, particularly in the retail channel, as a result of the general economic downturn and the resulting decline in consumer confidence and spending.   As of March 31, 2013, our products were offered in approximately 72 stores in North America, as compared to approximately 500 as of March 31, 2012, 575 as of March 31, 2011 and 1,290 as of March 31, 2010.   We also re-focused our efforts towards building our direct-to-consumer business, which carries higher margin opportunity and lower upfront inventory costs.  To position our business for the future, we increased the depth and breadth of our direct sales distribution channels to include a direct mail catalogue business with approximately 1.3 million catalogues mailed in Fiscal 2013, significantly increased our web-selling presence and developed a robust e-mail marketing program.  In addition, we have tested print ads in national magazines, infomercials, mall kiosks, and long-form and short-form infomercials, and may increase our use of these marketing vehicles in the future.  In Fiscal 2013, approximately 86.0% of our total sales were to direct customers and approximately 14.0% of our total sales were to retail customers.  Amazon.com, Inc., our largest retailer customer, comprised approximately 71.8% of our sales to retailers and 8.7% of our total sales during Fiscal 2013.

In the fiscal year ended March 31, 2012 (“Fiscal 2012”), we recapitalized our balance sheet.  Specifically, we restructured the amounts and payment timing of certain of our accounts payable, issued $1.6 million in short-term working capital debt,  restructured the payment schedule for a $2.1 million note payable to a supplier, and received approval from our shareholders and affected creditors to convert our Series A Preferred Stock and Subordinated Secured Convertible Notes into common stock  (see additional detail on these transactions below under the caption “Liquidity and Capital Resources” and in Note 8 “Stockholder’s Equity” to our financial statements).  The conversions of our convertible securities were completed in April 2012, during the first quarter of Fiscal 2013.  In addition, also during the first quarter of Fiscal 2013, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, resulting in $1.59 million of new common equity capital from warrant exercises.

Fiscal Year 2014
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

In the Intellectual Property Sale Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, the strategic alliance affords us the use of the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We intend to use our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels.

As a result of these efforts, we cobranded our products with the Miracle-Gro AeroGarden trade name during the first six months of the fiscal year.  We renewed our focus in retail markets by selling to a limited number of retailers as we grow awareness of our newly cobranded product.  As of March 31, 2014 our products had been offered in approximately 210 stores in North America.  During Fiscal 2014, we enhanced the depth and breadth of our direct sales distribution channels by distributing approximately 1.2 million direct mail catalogues, significantly increasing our web-selling presence and developing a robust e-mail marketing program.   In Fiscal 2014, approximately 59.3% of our total sales were to direct customers and approximately 40.7% of our total sales were to retail customers.  Amazon.com, Inc., our largest retailer customer, comprised approximately 79.6% of our sales to retailers and 30.7% of our total sales during Fiscal 2014.

Based on the efforts during Fiscal 2014 and our growing product awareness, we believe we can meet our cash requirements for the next twelve months.  We may need to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event, we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

Our Critical Accounting Policies

Inventory
Inventories are valued at the lower of cost, as determined by standard pricing which approximates the first-in, first-out method, or market. Where we are the manufacturer, we include raw materials, labor and manufacturing overhead in inventory costs.  We record the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of our products are manufactured overseas and are recorded at cost.

	March 31,	March 31,
(in thousands)	2014	2013
Finished goods	$784	$606
Raw materials	527	623
	$1,311	$1,229

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2014 and 2013, the Company had reserved $332,000 and $94,000, respectively, for inventory obsolescence.  The increase is due to $237,000 in consignment inventory held by Main Power that was fully reserved for during the fiscal first quarter of 2014 along with the debt settlement discussed further in Note 2 and Note 3 to the financial statements.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. At March 31, 2014 and March 31, 2013, the Company had accrued $42,000 and $43,000 respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.   Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $11,000 and $10,000, as of March 31, 2014 and March 31, 2013, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods. This allowance is deducted from payments made to us by such retailers.  As of March 31, 2014 and March 31, 2013, the Company has recorded a reserve for customer returns of $61,000 and $27,000, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue.  Shipping and handling costs associated with freight out to customers are also included in cost of revenue.  Shipping and handling charges paid by customers are included in product sales.

Stock Based Compensation
The Company accounts for share-based payments in accordance with FASB Accounting Standards Codification (“ASC”) 718-10-55 Shared-Based Payment.  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued.  For the years ended March 31, 2014, and 2013, equity compensation in the form of stock options and grants of restricted stock that vested totaled $257,000 and $177,000, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Fiscal Years Ended March 31, (in thousands)
(in thousands)	2014	2013
General and administrative	$200	$136
Sales and marketing	57	41
Total	$257	$177

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  We record media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with ASC 340-20-25  Reporting on Advertising Costs. As prescribed by ASC 340-20-25, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has re-entered the retail distribution channel, it has expanded advertising into online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expenses for the years ended March 31, 2014 and March 31, 2013, were as follows:

	Fiscal Year Ended March 31, (in thousands)
	2014	2013
Direct-to-consumer	$786	$1,055
Retail	404	1
Total advertising expense	$1,190	$1,056

As of March 31, 2014 and March 31, 2013, the Company had deferred $16,000 and $4,000, respectively, related to such media costs.

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

Fair Value Measurements
In evaluating the fair value of derivative financial instruments, there are numerous assumptions which management must make that may influence the valuation of the derivatives as included in the financial statements.  We revalue our financial instruments at fair value on a case by case basis and recognize the change in the fair value of the instrument at each reporting period.

Intellectual Property Sale Agreement
The Intellectual Property Sale Agreement constitutes an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.

New Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Inflation, Seasonality and Currency Fluctuations

The Company does not currently expect inflation to have a significant effect on our operations. Because our garden systems are designed for indoor gardening use, we experience slower sales in the United States and Canada during the late spring and summer months when our consumers may tend to garden outdoors.  In addition, we have experienced increased sales during the pre-holiday season lasting from October through December of each year.  We sell to our international distributors in U.S. Dollars thereby minimizing effects from currency fluctuations.  We purchase our gardens and other accessory products from Chinese manufacturers, and these purchases are denominated in U.S. Dollars.  However, over time, the cost of the products we procure from China may be affected by changes in the value of the U.S. Dollar relative to the Chinese currency and/or by labor and material cost increases faced by our Chinese manufacturers.

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last two fiscal years:

	Fiscal Years Ended March 31,
	2014	2013
Net revenue
Direct-to-consumer	59.3%	86.0%
Retail	38.6%	12.1%
International	2.1%	1.9%
Total net revenue	100.0%	100.0%

Cost of revenue	59.7%	54.6%
Gross profit	40.3%	45.4%

Operating expenses
Research and development	1.0%	4.0%
Sales and marketing	31.2%	31.7%
General and administrative	17.5%	24.8%
Total operating expenses	49.7%	60.5%

Loss from operations	-9.4%	-15.1%

Total other (income)/expense, net	16.4%	97.5%

Net loss	-25.7%	-112.6%

Fiscal Years Ended March 31, 2014 and March 31, 2013

Summary Overview
Our net revenues in Fiscal 2014 totaled $9.4 million, an increase of 27.6% from Fiscal 2013 revenues.  This increase was primarily attributable to increased retail sales and our strategic alliance with Scotts Miracle-Gro, the introduction of the high-end AeroGarden ULTRA LED and EXTRA LED products, partially offset by lower direct-to-consumer sales during the first six months of Fiscal 2014 as we rebranded our product line with the Miracle-Gro trade name.

Our sales to retailer customers increased by 307.0% to $3.6 million during Fiscal 2014.  The increase in sales to retailers reflected increased sales to existing customers such as Amazon.com and the addition of newly acquired retail accounts as well as a promotional program at select Home Depot stores.  As of March 31, 2014, our products were being carried in approximately 210 retail storefronts, as compared to approximately 72 a year earlier.  Our direct-to-consumer sales declined, by 12.1% to $5.5 million, principally caused by the aging of our direct-to-consumer customer file, a decrease in direct-to-consumer advertising, our renewed focus on the retail marketing channel after we entered the strategic alliance with Scotts Miracle-Gro, and lower inventory levels during the first six months of Fiscal 2014 as we began the process of cobranding our products with the Scotts Miracle-Gro trade name.

On a product line basis, we saw a year-over-year increase in the mix of AeroGardens as a percent of total revenue.  For the fiscal year ended March 31, 2014, AeroGarden sales increased by 90.2% and represented 71.6% of total revenue, as compared to 48.1% in the prior year period, principally because: (i) the increase in sales to retailers in the fiscal third and fourth quarters, (ii) the increase in direct-to-consumer prospecting activity which tends to generate a higher mix of AeroGarden sales, (iii) the launch of the new high-end AeroGarden ULTRA LED and EXTRA LED models, and (iv) the cobranding of our products with the Miracle-Gro AeroGarden name.   Seed pod kit and accessory sales decreased as a percent of the total to 28.4% from 51.9% in the prior year period.

For the Fiscal 2014, we incurred $1.2 million in advertising expenditures to support our direct-to-consumer and retail channels, a 12.7% year-over-year increase compared to the Fiscal Year ended 2013.  These expenditures were divided as follows:

•
Direct-to-consumer advertising decreased to $786,000 from $1,055,000 for the year ended March 31, 2014 and March 31, 2013, respectively.  Efficiency, as measure by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $7.05 or 14.2% for the fiscal year ended March 31, 2014, as compared to $5.97 for Fiscal 2013.

•
Retail advertising increased to $404,000 from $1,000 for the year ended March 31, 2014 and March 31, 2013, respectively, as the Company focused on driving product awareness on behalf of our retail partners.

Sales to international distributors increased in Fiscal 2014 by 43.3% to $199,000. This increase is exclusively attributable to reorders from our existing customers. The combination of all of the factors cited above resulted in a year-over-year increase in total net revenues of 27.6% to $9.4 million in Fiscal 2014.

Our gross margin for Fiscal 2014 was 40.3%, down from 45.4% in the prior year, as efficiency gains in our assembly, fulfillment, and distribution operations were offset by the increased percentage of sales to lower margin retailers, primarily Amazon.com and Costco, expenses associated with inventory cobranding and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, and increased international sales.

Operating expenses for Fiscal 2014 totaled $4.6 million, an increase of 4.7% or $210,000 over the prior fiscal year.  Sales and marketing costs increased by 25.6% to $2.9 million, made up of an increase in our media expenditures and an increase in personnel related expenses to support growth in the retail sales channel.  Additionally, as part of the re-introduction into the retail channel, the Company incurred increased public relations, travel and other related expenses.  General and administrative expense totaled $1.6 million during Fiscal 2014, down 10.1%, or $184,000 from Fiscal 2013.  The lower general and administrative expenses decreased principally because we did not replace our Chief Financial Officer who resigned in April 2013 and spending reductions in all areas, including legal, administration, facility and office-related expenses offset partially by increased non-cash compensation and investor relations expenses.  Research and development costs also decreased 68.0% year-over-year or $201,000 in Fiscal 2014, primarily reflecting development of the AeroGarden ULTRA in the prior year as we leveraged that design work in development of the AeroGarden ULTRA LED.

Our loss from operations totaled $876,000 for Fiscal 2014, as compared to a loss of $1.1 million in the prior year.  The decreased loss reflected higher sales, partially offset by decreased retail-related margins during Fiscal 2014.

Other expense for Fiscal 2014 totaled $1.5 million, as compared to other expense of $7.1 million in the prior year.  The net other expense in the current year period included $1.9 million of change in fair value of the Scotts Miracle-Gro warrant valuation and $489,000 of income attributable to the repayment and settlement of the Main Power note.  The net other expense in the prior year included $6.6 million in non-recurring, non-cash debt conversion costs, $80,000 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts, and $131,000 in non-cash amortization expense related to short-term promissory notes issued in September 2012.

Our net loss for Fiscal 2014 totaled $2.4 million comprised mostly of the $1.9 million of change in fair value of the Scotts Miracle-Gro warrant valuation, down $5.9 million from the prior year. The decreased net loss is principally because of the gain on the settlement on the Main Power Note, and non-cash charges resulting from conversion of all our outstanding convertible debt into common stock during the prior period, partially offset by higher inventory cobranding expenses in the current year period and the change in the fair value of the Scotts Miracle-Gro warrant.

Revenue
The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2014, and March 31, 2013:

	Quarters ended				Year ended
(in thousands)	30-Jun-12	30-Sep-12	31-Dec-12	31-Mar-13	31-Mar-13
Sales – direct-to-consumer	$1,332	$1,113	$2,323	1,536	$6,304
Sales – retail	44	6	626	211	887
Sales – international	41	25	23	50	139
	$1,417	$1,144	$2,972	$1,797	$7,330

	Quarters ended				Year ended
(in thousands)	30-Jun-13	30-Sep-13	31-Dec-13	31-Mar-14	31-Mar-14
Sales – direct-to-consumer	$788	$521	$2,514	1,721	$5,544
Sales – retail	169	148	2,437	858	3,612
Sales – international	166	7	17	9	199
	$1,123	$676	$4,968	$2,588	$9,355

In Fiscal 2014, revenue totaled $9.4 million, an increase of $2.0 million, or 27.6%, from Fiscal 2013.  The overall sales increase in Fiscal 2014 resulted from a $2.7 million, or 307.0%, year-over-year increase in retail sales, to $3.6 million, from $887,000 in Fiscal 2013, which more than offset the 12.1% decrease in direct-to-consumer sales.  The decrease in direct sales principally reflected lower sales in the first six months as we cobranded our product line with the Miracle-Gro trade name and the lower sales of seed pod kits and accessory items.

During the Fiscal 2014, direct-to-consumer sales per dollar of advertising expense totaled $7.05 as compared to $5.97 in the prior year period, with much of the increase reflecting a shift in advertising expenses from direct-to-consumer to retail with our renewed focus into the retail market, the cobranding of our product, use of more efficient advertising medium, and the release of our new ULTRA LED and EXTRA LED products.  These were partially offset as we continued the utilization of catalogue mailings and other marketing methods to prospect for new customers, which tend to generate lower immediate returns on marketing investment relative to marketing efforts focused on existing customers.  Finally, on a comparative year-to-date basis, our advertising spending in the prior year was constrained by liquidity issues for much of the time period.

Sales to retailer customers for Fiscal 2014 totaled $3.6 million, up $2.7 million, or 307.0%, from the same period a year earlier, principally reflecting sales to newly acquired retail accounts such as Costco, Frontgate, The Home Depot and Home Shopping Network, as well as growth in the existing Amazon.com account.

International sales for Fiscal 2014 totaled $199,000, up $60,000 from Fiscal 2013.  This increase reflects the timing of reorders from existing international distributors, as we were not attempting to develop our international markets in Fiscal 2014.  As of March 31, 2014, our products were being sold in five countries outside the United States and Canada, principally in Europe, Asia and Australia.

The following table presents our quarterly sales by product category, in U.S. Dollars and as a percent of total net revenue, for Fiscal 2014 and Fiscal 2013.

	Quarters ended				Year ended
(in thousands)	30-Jun-12	30-Sep-12	31-Dec-12	31-Mar-13	31-Mar-13
Product Revenue
AeroGardens	$519	$411	$1,847	$747	$3,524
Seed pod kits and accessories	897	733	1,126	1,050	3,806
Total	$1,416	$1,144	$2,973	$1,797	$7,330
% of Revenue
AeroGardens	36.7%	35.9%	62.1%	41.6%	48.1%
Seed pod kits and accessories	63.3%	64.1%	37.9%	58.4%	51.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Quarters ended				Year ended
(in thousands)	30-Jun-13	30-Sep-13	31-Dec-13	31-Mar-14	31-Mar-14
Product Revenue
AeroGardens	$747	$144	$4,165	$1,646	$6,702
Seed pod kits and accessories	376	532	803	942	2,653
Total	$1,123	$676	$4,968	$2,588	$9,355
% of Revenue
AeroGardens	66.6%	21.3%	83.8%	63.6%	71.6%
Seed pod kits and accessories	33.4%	78.7%	16.2%	36.4%	28.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

AeroGarden sales totaled $6.7 million in Fiscal 2014, up $3.2 million or 90.2%, from the year earlier, principally because: (i) the increase in sales to retailers in the fiscal third quarter, (ii) the increase in direct-to-consumer prospecting activity which tends to generate a higher mix of AeroGarden sales, (iii) the launch of the new AeroGarden ULTRA LED and EXTRA LED models, and (iv) the cobranding of our products with the Miracle-Gro AeroGarden name.   Sales of seed pod kits and accessories declined, by $1.2 million, or 30.3%, principally reflecting the overall decline in direct-to-consumer sales and the shift in marketing mix to new customer acquisition activity.  On a cumulative basis, we have sold approximately 2.8 million after-market seed pod kits to-date.  In Fiscal 2014, sales of seed pod kits and accessories represented 28.4% of our total net revenue, down from 51.9% in the prior fiscal year.

Cost of Revenue
Cost of revenue for Fiscal 2014 totaled $5.6 million, a 39.5% increase from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing, credit card processing fees for direct sales, and duties and customs applicable to imported products.  The dollar amount of cost of revenue increased because of the increase in total sales, as well as fees associated with our strategic alliance with Scotts Miracle-Gro.  As a percent of total revenue, cost of revenue totaled 59.7% in Fiscal 2014, as compared to 54.6% in the year earlier period.  The increase in costs as a percent of revenue reflected brand and intellectual property royalty fees associated with our strategic alliance with Scotts Miracle-Gro, the shift of our revenue mix from higher margin direct-to-consumer customers and seed pod kit sales to lower margin retailers, international distributors and AeroGarden sales.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing costs.  For international sales, margins are based on the distributor purchasing products by letter of credit or cash-in-advance terms with the distributors bearing all of the marketing and distribution costs within their territories.  As a result, international sales generally have lower margins than domestic retail sales.  Overall, the gross margin for Fiscal 2014 was 40.3% as compared to 45.4% in the prior year.

Sales and Marketing
Sales and marketing costs for Fiscal 2014 totaled $2.9 million, an increase of $595,000, or 25.6%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for Fiscal 2014 and Fiscal 2013:

	Fiscal Years Ended March 31,
(in thousands)	2014	2013
Advertising	$1,190	$1,055
Salaries and related expenses	1,238	1,004
Sales commissions	33	42
Trade shows	14	9
Other	445	215
	$2,920	$2,325

Advertising is principally composed of the costs of developing and airing our infomercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs.  Each of these are key components of our integrated marketing strategy because they generate direct-to-consumer sales and help build awareness of, and consumer demand for, our products in all our channels of distribution.  Advertising expense totaled $1.2 million for Fiscal 2014, a year-over-year increase of 12.7%, or $134,000, primarily because of our increased focus in retail advertising, partially offset by lower catalogue mailing expenses during the current year period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  Personnel costs for sales and marketing in Fiscal 2014 were $1.2 million, up 23.3% from Fiscal 2013.

Sales commissions, generally 5% of cash collections from our retailer customers, are paid to third-party sales representatives that assist us in developing and maintaining relationships with retailers.  Sales commission expense totaled $33,000 for the fiscal year ended March 31, 2014, down 21.6% from the prior fiscal year.  The year-over-year decrease in sales commission expense resulted from reduced sales to customers represented by third-party sales representatives.  Additionally, sales made directly by our internal sales agents qualify for commission and as the direct-to-consumer sales were down year over year this contributes to the overall decrease in commission expense.

Other marketing expenses increased year-over-year because as part of the reintroduction into the retail channel a variety of other increases occurred including a public relations program, increased travel, promotion programs and order processing costs.

General and Administrative
General and administrative expense for the fiscal year ended March 31, 2014 totaled $1.6 million, down $184,000, or 10.1% from the prior fiscal year.  The decrease reflected a reduction in depreciation and amortization expense, the result of not replacing the Chief Financial Officer who resigned in April 2013, as well as decreased legal, administration, facility and office-related expenses, partially offset by increased non-cash compensation and investor relations expenses

Research and Development
Research and development costs totaled $95,000 for Fiscal 2014, a decrease of $201,000, or 68.0%, from the prior fiscal year.

Research and development costs are comprised of payroll and other costs associated with (i) development of new AeroGarden models and technologies; (ii) our plant laboratories that research new plant varieties; and (iii) new technologies, such as improved lighting and nutrient formulation and delivery to enhance the performance of our products.  The decrease principally resulted from higher prior year associated with the development and launch of the new AeroGarden ULTRA LED as we leveraged that design work in development of the AeroGarden ULTRA LED.

Operating Loss
The loss from operations totaled $876,000 in Fiscal 2014, a decrease of $233,000, or 21.0%, over the prior year, primarily as a result of higher sales and overall decreases in general and administrative expenses and product development costs.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as Operating Profit or Loss excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro IP royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA loss for Fiscal 2014 totaled $189,000, $569,000 more favorable than the $758,000 Adjusted EBITDA loss recognized during the prior year.

	Fiscal Years Ended March 31,
(in thousands)	2014	2013
Loss from Operations	$(876)	$(1,109)

Add Back Non-Cash Items:
Depreciation	156	160
Amortization	-	14
Stock based compensation	257	177
Common stock warrant expense	36	-
Scott’s Miracle-Gro IP royalty and branding license	238	-
Total Non-Cash Items	687	351

Adjusted EBITDA	$(189)	$(758)

The U.S. GAAP measure most directly comparable to Adjusted EBITDA is net earnings. The non-U.S. GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net earnings. Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Other Income and Expense
Other expense for Fiscal 2014 totaled $1.5 million, as compared to other expense of $7.1 million in the prior year. The net other expense in the current year period included $489,000 of income attributable to the repayment and settlement of the Main Power note and $1.9 million related the fair value of the Scotts Miracle-Gro warrant.  Net other expense for Fiscal 2013 included $6.6 million in non-recurring, non-cash debt conversion costs, $80,000 in non-recurring gains relating to adjustments in estimates of certain accounts payable accounts, and $131,000 in non-cash amortization expense related to short-term promissory notes issued in September 2012.

Net Loss
The net loss for Fiscal 2014 was $2.4 million comprised mostly of the $1.9 million of change in fair value of the Scotts Miracle-Gro warrant valuation, $5.9 million lower than in Fiscal 2013.  The decrease in the loss is due primarily to higher sales, the gain on the settlement on the Main Power Note partially offset by higher inventory cobranding expenses in the current year period and the fair value of the Scotts Miracle-Gro warrant.  Additionally, during the prior period the loss included non-cash charges that resulted from the conversion of all our outstanding convertible debt into common stock.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $1.3 million in Fiscal 2014 as compared to net cash used by operating activities of $342,000 in the prior fiscal year.

Non-cash items, consisting of depreciation, amortization, bad debt allowances, issuances of common stock and options, fair value remeasurement of warrant liability and the gain on the forgiveness of debt, totaled a net loss of $2.1 million in Fiscal 2014, as compared to a net loss of $7.3 million in the prior fiscal year.

Changes in current assets used cash of $843,000 during Fiscal 2014, principally from increases in accounts receivable, inventory and other current assets.  In Fiscal 2013, changes in these assets contributed $470,000, reflecting reductions in accounts receivable,  inventory and other receivables.  As of March 31, 2014, the inventory balance was $1.3 million, representing approximately 86 days of sales activity during Fiscal 2014.  Net accounts receivable totaled $573,000 as of March 31, 2014, representing approximately 58 days of net retail sales activity at the average daily rate of sales recognized during Fiscal 2014.  The days of sales in receivables and inventory calculations can fluctuate, and are greatly impacted, by our seasonality and the timing of sales and inventory receipts during the period.

Current operating liabilities decreased $150,000 during Fiscal 2014, principally because of an $8,000 increase in accounts payable and accrued liabilities, partially offset by $157,000 of reductions in customer deposits.  In the prior year period, current operating liabilities increased $190,000 principally because of a $323,000 increase in accrued interest and customer deposits and a $68,000 increase in accrued expenses, partially offset by a $229,000 reduction in accounts payable. Accounts payable as of March 31, 2014 totaled $553,000, representing approximately 20 days of daily expense activity at the average daily rate of expenses incurred during Fiscal 2014.

Net investment activity provided $339,000 of cash, principally because of the sale of our patent portfolio to Scotts Miracle-Gro, as compared to cash used of $303,000 in the prior year.  Net financing activity, including the sale of convertible preferred stock and a net reduction in total debt obligations, provided cash of $2.1 million during Fiscal 2014, as compared to cash provided of $668,000 in the prior year.

As of March 31, 2014, we had a cash balance of $1.7 million, of which $15,000 was restricted as collateral for our various corporate obligations.  This compares to a cash balance of $567,000 as of March 31, 2013, of which $42,000 was restricted.

As of March 31, 2014 and March 31, 2013, the outstanding balance of our note payable and debt, including accrued interest, is as follows:

	For the Fiscal Years Ended March 31,
(in thousands)	2014	2013
Main Power Promissory Note	$-	$1,704
First Western Trust Term Loan	-	323
Notes Payable –Credit Card Receipts-Backed Notes	-	640
Pawnee Promissory Note	-	42
Total Debt	-	2,709
Less current portion	-	1,540
Long Term Debt	$-	$1,169

As of the fiscal year ended March 31, 2014, we have no debt due requiring any cash payments.  The debt in the current liability is related to the Scotts Miracle-Gro transaction, for further information see Note 3 to our financial statements.

We use, or have used, a variety of debt funding sources to meet our liquidity requirements, including the following:

Main Power Promissory Note

On June 30, 2009, we entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release AeroGrow from $1.4 million of existing obligations owed to Main Power in return for the execution of the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which we purchase AeroGarden products from Main Power.

Effective as of December 31, 2010 and again as of December 31, 2011, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power, restructured the amortization schedule for the Main Power Note and ultimately extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provided for monthly interest payments through the final maturity and principal payments totaling $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $665,000 during the period April 2015 through December 2015.  On April 23, 2013, we repaid the Main Power Promissory Note in full including the principal balance and all accrued interest, for $950,000, resulting in a net gain of $489,000.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan was secured by a lien on our assets.  The FWTB Term Loan bore interest at a fixed rate of 7.25% per annum.  We made equal monthly payments of principal and interest on the FWTB Term Loan, which had a final maturity date of May 21, 2014.   As of March 21, 2014, we repaid the FWTB Loan in full, including the principal balance and all accrued interest.

Subordinated Secured Convertible Notes

Between May and September 2010, we completed a private offering of $7.0 million in Subordinated Secured Convertible Notes (the “Subordinated Secured Convertible Notes”) and warrants to purchase 70,200 shares of our common stock (the “Warrants”).  We used the proceeds from the private offering to invest in advertising and marketing programs to support our direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.

On April 11, 2012, Subordinated Secured Convertible Notes totaling $7.4 million, inclusive of accrued interest of $648,000, were converted into 2,977,815 shares of our common stock, reflecting a conversion price of $2.50 per share of common stock.   The Subordinated Secured Convertible Notes holders agreed to convert the Subordinated Secured Convertible Notes into common stock in exchange for our agreement to reduce the conversion price from $10.00 per share of common stock to $2.50 per share of common stock.  As a result of the conversion of the Subordinated Secured Convertible Notes into common equity, we recognized a total of $6.6 million in non-cash expense comprising $3.4 million of debt conversion costs on the exchange and $3.2 million on the accelerated recognition of the debt discount and deferred debt issuance costs during Fiscal 2013.

As of March 31, 2013, there were no Subordinated Secured Convertible Notes or accrued interest outstanding.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, we closed on the private sale of $1.6 million in 17% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2011 Credit Card Notes”) and a 1% share of our prospective monthly sales into the network marketing channel for a period of three years following our first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering consisted of $1.5 million in cash and the conversion of $156,000 in other obligations of the Company, including $61,000 of deferred compensation owed to executive officers of AeroGrow.  After deducting $47,000 of placement agent sales commissions and expenses, net cash proceeds to AeroGrow totaled $1.4 million.  In addition, we paid a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.  We used the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering.

As of September 13, 2012, we repaid the remaining principal balance and accrued interest on the 2011 Credit Card Notes in full.

Notes Payable – 2012 Credit Card Receipts-Backed Notes

On September 14, 2012, we closed on the private sale of $1.3 million in Series 2012CC 15% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2012 Credit Card Notes”) and 128,573 shares of common stock (collectively, the “2012 Credit Card Offering”).  Consideration for the 2012 Credit Card Offering comprised $1.3 million in cash.  After deducting $47,000 of placement agent sales commissions (5% on third-party investors, 3% on company-referred investors and 0% on investments by our officers and directors) and expenses, net cash proceeds to AeroGrow totaled $1.2 million.  In addition, we issued 12,858 shares of common stock to the placement agent as additional sales compensation, representing one share of common stock for every 10 shares issued to investors in the 2012 Credit Card Offering.

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

The 2012 Credit Card Notes bore interest at 15% per annum and had a final maturity of November 1, 2013.  As of October 30, 2013, the 2012 Credit Card Notes final maturity was extended to January 31, 2014, by all the investors.

However, on December 17, 2013 we repaid the 2012 Credit Card Notes in full, including the principal balance and accrued interest.

Pawnee Lease Promissory Note

On November 30, 2011, we executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,000 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note details the terms and conditions pursuant to which we will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carries an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.   As of February 24, 2014, the outstanding balance of the Lease Promissory Note, including accrued interest, was repaid in full.

Series B Convertible Preferred Stock

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc. (the “Investor”), a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to Main Power Electrical Factory, Ltd.  The Company plans to use the remaining net proceeds for working capital and general corporate purposes.

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

The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock does not have a liquidation preference and is entitled to vote on an “as-converted” basis with the common stock.  The Series B Preferred Stock automatically converts into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and then-outstanding common stock of the Company, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $1.7 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of March 31, 2014;
•	our cash of $1.3 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 19, 2014;
•	continued support of, and extensions of credit by, our suppliers and previous lenders;
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August;
•	the level of spending necessary to support our planned initiatives; and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on acceptance of our products by retail distribution customers and the success of planned direct-to-consumer sales initiatives.

During Fiscal 2013 and Fiscal 2014 we took a number of actions to address our liquidity issues.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business and expansion of our retail business through our strategic alliance with Scotts Miracle-Gro.  We have strategically limited the number of retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.

In Fiscal 2013, we offered our warrant holders the opportunity to exercise their warrants at a reduced price, and raised $1.59 million in common equity capital.

In the first quarter of Fiscal 2014, we entered into a Securities Purchase Agreement with a wholly owned subsidiary of Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired the following securities for an aggregate purchase price of $4.0 million; (i) 2.6 million shares of our Series B Convertible Preferred Stock, par value $0.001 per share, and (ii) a warrant to purchase shares of our common stock.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company totaled to $3.8 million.  In addition, we also agreed to sell all intellectual property associated with our Hydroponic IP, other than the AeroGrow and AeroGarden trademarks, to Scotts Miracle-Gro for $500,000.  Finally, we repaid the $1.7 million outstanding balance on the MainPower Promissory Note, in full for $950,000, combined with the inventory reserve of $237,000 resulting in a gain of approximately $489,000.

Based on these facts and assumptions, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next twelve months. However, we may need to seek additional debt or equity capital to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to purchase inventory and incur other expenses in an attempt to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital.

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

Off-Balance Sheet Arrangements

We do not have current commitments under capital leases and have not entered into any contracts for financial derivative such as futures, swaps, and options other than those disclosed in this Annual Report.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2014.

(in thousands)	Less than 1 year	1 -3 years	More than 3 years	Total

Operating leases	$236	$299	$-	$535
Notes payable and long-term debt	-	-	-	-

Totals:	$236	$299	$-	$535

See Note 2, Note 3 and Note 7 to our financial statements for additional information related to our notes payable and long term debt and operating leases, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and the value of those. Due to the short-term nature of our cash equivalents, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income. As discussed above, if we acquire additional debt changes in the general level of market interest rates could  impact our interest expense during the terms of future debt arrangements.

Foreign Currency Exchange Risk

We transact business in primarily in U.S. currency.  Although we purchase our products in U.S. dollars, the prices charged by our suppliers in Asia are predicated upon their cost for components, labor and overhead. Therefore, changes in the valuation of the U.S. dollar in relation to the Asian currencies may cause our manufacturers to raise prices of our products which could reduce our profit margins.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our assessment, management has concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

 Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework (1992).

Based on our assessment, management has concluded that, as of March 31, 2014, our internal control over financial reporting was effective based on those criteria.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f), promulgated under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of the assets;

o
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

o	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2014 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following sets forth certain information with respect to our executive officers and significant employees, as of the filing date of this report.  The executive officers have employment contracts with the Company as discussed in Item 11 below.  All other employees are considered at-will.

Name	Age	Position with AeroGrow
J. Michael Wolfe	55	President, Chief Executive Officer and Director
Grey H. Gibbs	47	Vice President - Accounting
John K. Thompson	53	SVP, Sales & Marketing and Secretary

J. Michael Wolfe, age 55, has been a director since February 2011.  Mr. Wolfe became our Chief Operating Officer in January 2010, our President on February 9, 2011, and our Chief Executive Officer on March 31, 2011.  He previously served as Vice President of Operations since April 2006.  Prior to joining AeroGrow, Mr. Wolfe was an independent consultant.  From 1992 to 2002, he was President and Chief Operating Officer of Concepts Direct and was its Chief Executive Officer from 2000 to 2001.  At Concepts Direct, Mr. Wolfe oversaw the development, launch and operations of seven independent catalogs.  From 1987 to 1992, Mr. Wolfe served as Vice President of Wiland Services, Inc, a database management company where he oversaw the redesign of the company’s product line, its sales and investor relations.  Mr. Wolfe’s leadership experience, combined with his extensive direct-to-consumer marketing background, his executive experience at a variety of direct-to-consumer companies, and his knowledge of AeroGrow’s history and business, led the Board to conclude that he should serve as a director.

Grey H. Gibbs, age 47, has been with AeroGrow since November of 2007.  He was named Vice President – Accounting in February 2011.  From 2006 to 2011, Mr. Gibbs was Director of Sarbanes-Oxley Compliance, and from 2004 to 2006, Assistant Corporate Controller, of Swift & Company, an animal protein processor.  From 2003 to 2004, Mr. Gibbs was the Chief Financial Officer of JCIT International, an educational and consulting firm in lean manufacturing.  From 1994 to 2002, Mr. Gibbs served in a range of strategic and financial roles for Agilent Technologies and Hewlett Packard, including New Product Introduction Program Manager, Outsourcing Program Manager, Site Finance Manager, Planning and Reporting Analyst and Senior Internal Auditor.  Mr. Gibbs was also an Audit Supervising Senior for KPMG LLP from 1991 to 1994.

John K. Thompson, age 53, became Senior Vice President of Sales and Marketing on January 14, 2010.  Mr. Thompson joined AeroGrow in 2002 and has served in a variety of senior management positions at AeroGrow, including his most recent position as Vice President of Marketing, which he assumed in October 2009.  Mr. Thompson also served as the Company’s International Division General Manager and Vice President of Investor Relations, and was instrumental in the research activities leading to the development and launch of the Company’s AeroGarden product line.  Prior to joining AeroGrow, Mr. Thompson was Director of Marketing for Productivity Point International, a direct marketing and direct sales company, and Sales and Marketing Manager for CareerTrack, a direct marketing company that sold personal and professional growth products to the consumer and commercial markets.

Board of Directors

Our Board of Directors oversees the management of AeroGrow on your behalf. Among other things, the Board reviews our long-term strategic plans and exercises direct decision-making authority on key issues, including the appointment of our executive officers and setting the scope of their authority in managing AeroGrow’s day-to-day operations.  Our Board is currently comprised of Jack J. Walker (Chairman), Michael S. Barish, Wayne E. Harding III, Chris Hagedorn and J. Michael Wolfe.  Biographical information about Messrs. Wolfe is contained above under the caption heading “Executive Officers.”  Biographical information for Messrs. Barish, Hagedorn, Harding and Walker is presented below.

Jack J. Walker, age 79, has been a director since February 2006, and became Chairman of the Board in July 2008.  Mr. Walker served as President from January 2010 until February 9, 2011and as our Chief Executive Officer from January 2010 until March 31, 2011.  Mr. Walker has been the Managing Member of Walker Enterprises LLLP, and its predecessors, a real estate investment and development company, since 1980.  During that time he has developed in excess of $500 million of commercial real estate in California, Colorado, Arizona and Texas.  He serves on the Board of Pathogen Systems, Inc. and is an advisor to several start-up companies.  Mr. Walker is an English Solicitor and began his career in 1956 in London, England.  In 1968, Mr. Walker founded English & Continental Property Company, and served as Joint Managing Director of this commercial property development company, which operated in Europe with over 200 staff, until its sale to the Post Office Pension Fund in 1973.  From 1973, Mr. Walker controlled several English listed companies, including Charles Spreckly Industries, Town & Commercial Properties and Associated Development Holdings, with worldwide interests and over 3,500 employees.  Mr. Walker served as a director of supermarket group Megafoods Stores, Inc. from 1987 to 1993, and was Chief Financial Officer for part of that time.  Mr. Walker serves as a director of and advisor to various civic and charitable organizations.  Mr. Walker's extensive executive leadership experience, combined with his international and entrepreneurial business background and broad range of knowledge of AeroGrow's history and business, among other factors, led the Board to conclude that he should serve as a Director and Chairman of the Board.

Michael S. Barish, age 74, has been a director since July 2009.  Mr. Barish co-founded Lazarus Investment Partners LLLP, a private investment partnership focused on microcap stocks, in 2003, and served as the fund’s Chief Investment Officer until his retirement in June 2009.  In 1973, Mr. Barish founded Cambiar Investors and grew the firm’s assets from less than $1 million in 1973 to over $2.3 billion upon his retirement in 2001.  Mr. Barish’s experience as a chief investment officer, particularly his specialized focus on microcap stocks, led the Board to conclude that he should serve as a director.

Chris J. Hagedorn, age 29, has been a director since April 2013.  Mr. Hagedorn was appointed the Director of Indoor Gardening at Scotts Miracle-Gro in May of 2013. From 2011 to 2013, Mr. Hagedorn served as a Marketing Manager for the North Region at Scotts Miracle-Gro. Between 2007 and 2010, Mr. Hagedorn served as a Copywriter at ML Rogers Agency after graduation with a bachelor’s degree from Bowdoin College. Mr. Hagedorn was appointed to the Board by Scotts Miracle-Gro pursuant to a condition to the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allows Scotts Miracle-Gro, as holder of the Series B Preferred Convertible Stock, to appoint one member to the Board of Directors for so long as the Warrant remains outstanding.  For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3. “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.   Mr. Hagedorn’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, led the Board to conclude that he should serve as a director.  Mr. Hagedorn is the son of James Hagedorn, the Chief Executive Officer and Chairman of the Board of The Scotts Miracle-Gro Company (NYSE: “SMG”).

Wayne E. Harding III, age 59, has been the Chief Financial Officer of Two Rivers Water & Farming Company (“Two Rivers”), a publicly traded company (OTC QB: TURV) that acquires and develops high yield irrigated farmland and the associated water rights in the western United States, since September 2009, and previously served as the controller of Two Rivers, beginning in July 2008.  Prior to joining Two Rivers, Mr. Harding served as vice president business development of Rivet Software since December 2004.  Mr. Harding was the principal of Wayne Harding & Company P.C., a financial consulting organization, from August 2000 to December 2004 and also served  from 2000 until August 2002 as the director-business development of CPA2Biz.  Mr. Harding also served on the Board, and was chair of the Governance, Compensation and Nominating Committee and the Audit Committee, for AeroGrow from 2005 – 2007.  Mr. Harding holds an active CPA license in Colorado and a CGMA (Charter Global Management Accountant) designation.  He received his BS and MBA degrees from the University of Denver.  He previously served on the American Institute of CPAs (AICPA) Council, is a past-President of the Colorado Society of CPAs, and was the recipient of the prestigious AICPA Special Recognition Award for his early involvement in developing the AICPA XBRL project.  Mr. Harding also teaches accounting in the University of Denver MBA program.  Mr. Harding’s experience as a Chief Financial Officer of a public company, as a CPA, and as a former Board member of AeroGrow led the Board to conclude that he should serve as a director.

Board Committees and Meetings

We have established two standing committees so that certain matters can be addressed in more depth than may be possible in a full Board meeting: an Audit Committee and a Governance, Compensation and Nominating Committee.  The two committees each operate under a written charter.

Audit Committee.  The current members of our Audit Committee are Mr. Harding (chairman), Mr. Barish, Mr. Hagedorn and Mr. Walker.  The members were elected to the committee, and the chairman was appointed by the Board.  The Board has determined that Messrs. Harding and Barish are considered “audit committee financial experts,” as defined by Item 407(d)(5)(ii) of Regulation S-K, due to their extensive financial background and experience (as summarized in the biographical information for Messrs. Harding and Barish disclosed above).  The Board has affirmatively determined that Mr. Harding is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines.  Due to their positions as significant stockholders of AeroGrow, Mr. Walker and Mr. Barish are not independent directors.  The Audit Committee’s charter provides that the committee shall:

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

Governance, Compensation and Nominating Committee.  The current members of the Governance, Compensation and Nominating Committee are Mr. Walker (chairman), Mr. Barish and Mr. Hagedorn.  The members were elected to the committee, and the chairman was appointed, by the Board.  The Governance, Compensation and Nominating Committee’s charter provides that the committee shall:

•	recommend to the Board the corporate governance guidelines to be followed;

•	review and recommend the nomination of Board members;

•	set the compensation for the chief executive officer and other officers; and

•	administer the equity-based performance compensation plans of AeroGrow.

The Governance, Compensation and Nominating Committee does not have a formal policy concerning stockholder recommendations to the Board of Directors and we did not receive any recommendations from stockholders requesting that the Board consider a candidate for inclusion as a nominee.  The Committee has determined that it is appropriate to not have such a policy given the infrequency of such recommendations.  The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. The Committee would consider any candidate proposed in good faith by a stockholder on the same basis as a candidate proposed directly by the Board. To do so, a stockholder should send the candidate’s name, credentials, contact information, and the candidate’s consent to be considered to the Governance, Compensation and Nominating Committee, c/o Corporate Secretary, AeroGrow International, Inc., 6075 Longbow Drive, Boulder, Colorado, 80301.   The proposal should be received by the due date for a stockholder proposal, as set forth below under the caption heading “Submission of Stockholder Proposals,” in order to be considered timely for consideration by the Committee prior to the Annual Meeting of Stockholders or, in lieu of an annual meeting, for an action by written consent of the stockholders.  The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long).

In evaluating director nominees, the Governance, Compensation and Nominating Committee considers the appropriate skills and personal characteristics needed in light of the makeup of the current Board, including considerations of character, background, professional experience, education, skill, qualifications for committee membership, independence, race, gender, national origin, differences in viewpoint, and other individual qualities and attributes. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Committee may also consider such other factors as it may deem are in the best interests of the AeroGrow and its stockholders.  The Committee does, however, believe it is appropriate for a member or members of AeroGrow’s management to participate as members of the Committee.

The Governance, Compensation and Nominating Committee identify nominees by first evaluating the current members of the Board willing to continue in service.  Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Committee then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the Board would be polled for suggestions as to individuals meeting the criteria described above.  The Committee may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if appropriate.

Meetings.  During the fiscal year ended March 31, 2014 the Board held five meetings.  Each director attended all of the meetings held by the Board during the period that he served as a director of AeroGrow.  Also during the fiscal year ended March 31, 2014, the Audit Committee held four meetings and the Governance, Compensation and Nominating Committee held two meetings.  Each committee member attended all of the committee meetings held during the period that he served as a committee member.

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

Board Structure and Risk Oversight

Jack J. Walker serves as the Chairman of the Board and J. Michael Wolfe serves as President, Chief Executive Officer and a director.  Mr. Walker is one of the largest investors in AeroGrow and his financial support has been instrumental in allowing AeroGrow to persevere through a very difficult economic period. He is involved in setting the strategic direction for the Company.  Mr. Wolfe has responsibility for our day-to-day operations, as well as for helping set our strategic directions.

Our Board has overall responsibility for risk oversight. Throughout the year, the Board dedicates a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic and operational risks are presented and discussed in the context of the President’s report on operations to the Board at regularly scheduled board meetings and at presentations to the Board by our other employees and consultants. The Boards’ risk oversight process builds upon management’s risk assessment and mitigation processes. The small size of AeroGrow allows our Board to develop in-depth knowledge of different facets of the business. This in-depth knowledge, coupled with exposure to and frequent communication with our management, assists the Board in performing its oversight responsibilities, including risk management, in an effective manner.

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

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended March 31, 2014, all such filings required to be made by our Section 16 insiders were timely filed in accordance with the requirements of the Exchange Act except for the following:  (i) reports filed on behalf of Messrs. Harding, Walker, Barish, Thompson, and Wolfe, each relating to a stock option grant on Wednesday, October 9, 2013, were filed late on Friday, May 16, 2014 and (ii) one report filed by Lazarus Investment Partners LLLP relating to purchases of our common stock on October 21 and October 23 was filed late on Tuesday, March 4, 2014

ITEM 11.  EXECUTIVE COMPENSATION

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

We compensate our executives through a mix of base salary, bonus, and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.  In making compensation decisions, the Governance, Compensation and Nominating Committee, may compare certain elements of total compensation against other comparable publicly traded and privately held companies that compete in our markets.  However, the Committee did not use any peer group or benchmarking data in determining executive compensation during Fiscal 2014.  Rather, the Committee’s primary focus was on our liquidity issues and the compensation amounts that we could reasonably afford to pay.  A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy mentioned above.  There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  Rather, the Governance, Compensation and Nominating Committee reviews information such as that referenced above with respect to the Compensation Peers to determine the appropriate level and mix of incentive compensation.  Income from such incentive compensation is realized as a result of the performance of AeroGrow or the individual, depending on the type of award.

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

Role of Executive Officers in Compensation Decisions

The Governance, Compensation and Nominating Committee make all compensation decisions for the executive officers and approve recommendations regarding equity awards to all elected officers.  The Chief Executive Officer annually reviews the performance of each Named Executive Officer (other than the Chief Executive Officer, whose performance is reviewed by disinterested members of the Governance, Compensation and Nominating Committee).  “Named Executive Officers” include our (i) Chief Executive Officer; (ii) Chief Financial Officer; and (iii) other two most highly compensated executive officers based on SEC regulations.  Compensation ranges for our Named Executive Officers are based on the individual’s experience and prior performance, as well as AeroGrow’s operating performance.  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Governance, Compensation and Nominating Committee.  The Governance, Compensation and Nominating Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Components of Total Compensation

In Fiscal 2014, the principal components of compensation for executive officers were:

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

Performance-Based Annual Incentive Compensation

Though markets dictate that base salaries must be competitive, we are moving toward basing a greater proportion of our executive compensation on the achievement of measurable individual and company results through the award of annual incentive bonuses.  These bonuses are often tied to performance against AeroGrow’s EBITDA objectives.  By increasing variable pay as a percentage of total compensation, the Governance, Compensation and Nominating Committee believes that executive compensation will be more aligned with value delivered to our stockholders.  This limits fixed costs and also results in higher pay occurring only in years when merited by high performance.  Due to cash constraints, we paid an aggregate of less than $1,000 in discretionary cash bonuses to our Named Executive Officers in Fiscal 2014.  We accrued $0 in performance-based bonuses during Fiscal 2014 for payments that are to be paid to our Named Executive Officers during Fiscal 2015.

Long Term Stock-Based Compensation

This category of awards covers options granted to executives out of our 2005 Equity Compensation Plan the “2005 Plan”), and that vest over time, at different rates for different executives.  Because these awards vest over time and become more valuable to the recipient only as our stock price increases, the Governance, Compensation and Nominating Committee believes these are a useful form of long-term incentive compensation, with the potential to directly align the interests of shareholders and management.  During Fiscal 2014, we granted options to purchase 330,608 shares of common stock under the 2005 Plan.  For more details about outstanding stock options held by our Named Executive Officers, please refer to the table below entitled “Outstanding Equity Awards at Fiscal Year End.”

At March 31, 2014, options to purchase 191,000 shares of our common stock were unvested. These options will result in up to $235,000 of compensation expense as they vest over the next 18 months.

Executives and Employment Arrangements

The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us during Fiscal 2014, to our Named Executive Officers who were employed by AeroGrow as of March 31, 2014.

Employment Contracts

We have employment agreements with J. Michael Wolfe and John K. Thompson.

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

Summary Compensation Table

 The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2014 and Fiscal 2013:

Name and Principal Position	Fiscal Year	Salary Paid		Bonus	Stock Awards		Option Awards (1)		All Other Compensation		Total

J. Michael Wolfe, Director, President and CEO (2)	2014	$233,469	(3)	$146		$-	$101,222	(6)	$9,000	(4)	$343,837
	2013	$228,710	(3)	$4,795		$-	$61,116	(5)	$7,500	(4)	$302,121
H. MacGregor Clarke, former Director and former CFO (10)(2)	2014	$2,618	(3)	$-		$-	$-		$-	(4)	$2,618
	2013	$210,871	(3)	$4,795		$-	$61,116	(7)	$9,000	(4)	$285,782
John K. Thompson, SVP, Sales and Marketing	2014	$172,133	(3)	$146		$-	$76,500	(9)	$-		$248,779
	2013	$156,522	(3)	$3,596		$-	$40,744	(8)	$-		$200,862
Grey Gibbs, VP of Accounting (11)	2014	$130,769	(3)	$146	$		$15,300	(12)	$-		$146,215

(1)	Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.

(2)	Mr. Wolfe and Mr. Clarke did not receive compensation for their service on the Board of Directors.

(3)	Salaries are computed and disclosed on a cash basis. The executive officers did receive a pay increase in Fiscal 2014 as determined by their employment agreement.

(4)
Beginning in March 2012, Mr. Wolfe was paid $750 per month in accordance with his employment agreement. In accordance with Mr. Clarke’s employment agreement, he was paid $750 per month ($9,000 per year) for auto expenses.

(5)
On February 8, 2013, Mr. Wolfe was granted options to purchase 88,574 shares of our common stock at an exercise price of $1.01 per share.  These options vest quarterly over a two year period and have a five-year term.

(6)
On October 9, 2013, Mr. Wolfe was granted options to purchase 66,158 shares of our common stock at an exercise price of $2.20 per share.  These options vest quarterly over a two year period and have a five-year term.

(7)
On February 8  2013, Mr. Clarke was granted options to purchase 88,574 shares of our common stock at an exercise price of $1.01 per share.  These options vest quarterly over a two year period and have a five-year term.  Upon his resignation, all of these options were unvested and expired.

(8)
February 8, 2013, Mr. Thompson was granted options to purchase 59,049 shared of our common stock at an exercise price of $1.01 per share, which vest quarterly over a two-year period and have a five-year term.

(9)
October 9, 2013, Mr. Thompson was granted options to purchase 50,000 shared of our common stock at an exercise price of $2.20 per share, which vest quarterly over a two-year period and have a five-year term.

(10)	Mr. Clarke resigned effective April 5, 2013.

(11)	Mr. Gibbs is acting in the capacity of the principal financial officer for the Company after the resignation of Mr. Clarke.

(12)
On October 9, 2013, Mr. Gibbs was granted options to purchase 10,000 shares of our common stock at an exercise price of $2.20 per share.  These options vest quarterly over a two year period and have a five-year term.

The following table provides information with respect to the Named Executive Officers concerning unexercised stock options held by them at March 31, 2014.  During the year ended March 31, 2014, some options granted to the Named Executive Officers were exercised.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Exercise Price per Share	Expiration Date
J. Michael Wolfe	175	-		$2.20	31-Oct-2018
J. Michael Wolfe	50	-		$2.20	31-Oct-2018
J. Michael Wolfe	100			$2.20	31-Oct-2018
J. Michael Wolfe	2,500			$2.20	31-Oct-2018
J. Michael Wolfe	22,907	36,900	(1)	$1.01	8-Feb-2018
J. Michael Wolfe	16,532	49,626	(2)	$2.20	9-Oct-2018
John K. Thompson	100	-		$2.20	31-Oct-2018
John K. Thompson	50	-		$2.20	31-Oct-2018
John K. Thompson	1,750			$2.20	31-Oct-2018
John K. Thompson	14,440	24,609	(1)	$1.01	8-Feb-2018
John K. Thompson	12,506	37,494	(2)	$2.20	9-Oct-2018

(1)  Stock options granted on February 8, 2013 have an exercise price of $1.01 per share and vest quarterly over a two year period.
(2)  Stock options granted on October 9, 2013 have an exercise price of $2.20 per share and vest quarterly over a two year period.

Compensation Committee Interlocks and Insider Participation

Disclosure under this section is not required for a “smaller reporting company.”

Report of the Compensation Committee

Disclosure under this section is not required for a “smaller reporting company.”

Director Compensation

The following table provides information on AeroGrow’s compensation practices during the fiscal year ended March 31, 2014 for non-employee directors:

Non-Employee Director Meeting Fee and Retainer Information

Annual retainer for all non-employee directors	$5,000
Additional annual retainer for Board Chairman	$5,000
Additional annual retainer for Audit Committee Chairman	$5,000
Additional annual retainer for Governance, Compensation, and Nominating Committee Chairman	$5,000
Stock options granted for annual service on the Board by non-employee directors (1)	180,000
Stock options granted for annual service on the Audit Committee (1)	-
Stock options granted for annual service on the Governance, Compensation, and Nominating Committee (1)	-
Additional stock options granted for annual service as Board Chairman (1)	-
Reimbursement for expenses attendant to Board membership	Yes
Payment for Board meetings attended in person	$1,000
Payment for Board meetings attended in person by the Board Chairman	$2,000

(1)
The options vest pro-rata monthly (one-twelfth per month) on the last day of each month throughout the term of service.  If a director is unable to finish his or her term of service by reason of death or disability, the director options vest immediately.

Only Messrs. Barish, Harding, and Walker received non-employee director compensation during the fiscal year ended March 31, 2014.   J. Michael Wolfe served as an employee during the fiscal year ended March 31, 2014 and therefore, was not eligible to receive cash and equity compensation as non-employee directors.  Chris J. Hagedorn, a full-time employee of The Scotts Miracle-Gro Company, was appointed to the Board and to both committees of the Board in April 2013.  Under the terms of the Scotts Miracle-Gro transaction, Mr. Hagedorn is not entitled to receive non-employee Board compensation.  We maintain $10 million of director and officer liability insurance and we have entered into indemnification agreements with each director.

Summary of Board and Committee Composition

Current Directors	Board	Audit	Governance, Compensation, and Nominating
Jack J. Walker, Chairman and Director	X	X	X
Michael S. Barish, Director	X	X	X
Chris J. Hagedorn (1)	X	X	X
Wayne E. Harding III, Director	X	X
J. Michael Wolfe, Director	X

(1)	Chris J. Hagedorn was appointed to the Board and to both committees of the Board in April 2013.

Director Compensation Table during Fiscal 2014

The following table sets forth information regarding all forms of compensation received by members of our Board of Directors during Fiscal 2014:

Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Warrant Awards	All Other Compensation	Total
Jack J. Walker, Chairman	$25,000	$-	$53,300	$-	$-	$78,300
Michael S. Barish, Director	$10,000	$-	$53,300	$-	$-	$63,300
Wayne E. Harding, III, Director (2)	$15,000	$-	$53,300	$-	$-	$68,300
J. Michael Wolfe, President, CEO and Director (3)	$-	$-	$-	$-	$-	$-
Chris J. Hagedorn (4)	$-	$-	$-	$-	$-	$-

(1) Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.

(2) Wayne E. Harding, III was appointed to the Board of Directors and named the Audit Committee Chairman on December 9, 2011.

(3) As an employee of the Company, Messrs. Wolfe did not receive compensation for his service on the Board of Directors. Their compensation as officers of AeroGrow is included in the Executive Compensation Table.

(4) As an employee of The Scotts Miracle-Gro Company, Mr. Hagedorn did not receive compensation for his service on the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of June 13, 2014 regarding our common stock owned of record or known by the Company to be owned beneficially by: (i) each director, (ii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), (iii) all those known by the Company to beneficially own more than 5% of the Company’s common stock, and (iv) all directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security under SEC Rule 13d-3 if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  For purposes of calculating percent of class ownership, the table below assumes a total of 6,130,026 shares of common stock outstanding.  However, shares of our common stock subject to convertible preferred stock, warrants and stock options that are convertible or exercisable within 60 days of June 13, 2014 are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible preferred stock, warrants and stock options, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Number of Common Shares Acquirable Within 60 Days (2)		Percent Beneficial Ownership

5% Stockholders

The Peierls Foundation, Inc. and Related Parties (3)	930,408	-		10.60%
Jack J. Walker (4), (5)	816,840	1,667		13.32%
Lazarus Investment Partners LLLP (6)	588,240	-		6.70%
SMG Growing Media, Inc. (7)	-	2,649,007		30.17%
Michael S. Barish (5), (8)	350,359	1,667		5.71%

Directors

Jack J. Walker (4), (5)	816,840	1,667		13.32%
Michael S. Barish (5), (8)	350,359	1,667		5.17%
Chris J. Hagedorn (9)	-	-		*
Wayne E. Harding III (5)	2,650	1,667		*
J. Michael Wolfe (5) (7)	120,906	12,894		1.97%

Named Executive Officers

J. Michael Wolfe (5) (10)	120,906	12,894		1.97%
H. MacGregor Clarke	6,002		-	*
John K. Thompson (5)	48,688	4,921		*

All AeroGrow Named Executive Officers and Directors as a Group (6 Persons)	1,345,445	26,982		21.85%

*	Represents less than 1% of our outstanding common stock as of June 13, 2014.
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

(3)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13G filed with the SEC on April 23, 2012 and Form 4s filed on March 11, 2014.  The Peierls Foundation, Inc. and Related Parties address is c/o US Trust Company of N.Y. 114 W. 47th Street, New York, NY 10036.  The beneficial ownership includes common stock and warrants held by Brian Eliot Peierls, E. Jeffrey Peierls, The Peierls By-Pass Trust, The Peierls Foundation, Inc., UD E.F. Peierls for B.E. Peierls, UD E.F. Peierls for E.J. Peierls, UD E.S. Peierls for E.F. Peierls Et al, UD Ethel F. Peierls Charitable Lead Trust, UD J.N. Peierls for B.E. Peierls, UD J.N. Peierls for E.J. Peierls, UW E.S. Peierls for BEP Art VI-Accum, UW E.S. Peierls for EJP Art VI-Accum, UW J.N. Peierls E.J. Peierls, UW J.N. Peierls for B.E. Peierls.

(4)
Mr. Walker’s beneficial ownership includes 88,890 shares of common stock and 39,501 warrants to purchase common stock that are held of record by M&J Walker Charitable Remainder Trust, of which Mr. Walker is a controlling person.   In addition, Mr. Walker's beneficial ownership includes 70,031 shares of common stock held of record by his spouse.

(5)	The address of the beneficial owner is 6075 Longbow Dr., Suite 200, Boulder, CO 80301.
(6)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Form 4 filed with the SEC on March 20, 2014.  Lazarus Investment Partners LLLP’s address is 3200 Cherry Creek Drive South, #670 Denver, CO  80209-3267.

(7)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13D filed with the SEC on May 2, 2013. SMG Growing Media, Inc. is a wholly-owned subsidiary of The Scotts Miracle-Gro.  The address of SMG Growing Media, Inc. and The Scotts Miracle-Gro is 14111 Scottslawn Road, Marysville, Ohio 43041.  The shares beneficially owned by SMG Growing Media, Inc. include shares of common stock issuable upon conversion of Series B Convertible Preferred Stock issued on April 22, 2013.  The ownership does not include the number of shares issuable upon exercise of the warrant as the number of shares are unknown.  For further information refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

(8)
Mr. Barish's beneficial ownership includes 4,334 common shares held by his wife Joyce F. Barish, and 2,501 shares held by Joyce F. Barish Irrevocable Children's trust, of which Mr. Barish is a controlling person.

(9)
Mr. Hagedorn was elected to the Board by representative of SMG Growing Media, Inc.  Mr. Hagedorn does not hold voting or investment power over the shares owned by SMG Growing Media, Inc. and therefore disclaims beneficial ownership over such shares.

(10)	Mr. Wolfe's beneficial ownership includes 23,221 shares of common stock that are held jointly with his spouse.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of March 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans	396,742	$1.63	13,043,162
Equity compensation plans not approved by security holders	-	$-	-
Total	396,742	$1.63	13,043,162

At March 31, 2014 the Company has granted options for 191,000 shares of the Company’s common stock that are unvested that will result in $235,000 of compensation expense if and when they vest over the next 18 months.

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

Our Board of Directors is required to review all related party transactions. AeroGrow is prohibited from entering or continuing a material related party transaction that has not been reviewed and approved or ratified by the Board. Additionally, in transactions where an executive officer is considered to be a related party of any provider of our goods or services, the board of directors must approve the transaction. In reviewing a related party transaction, the board of directors considers all of the relevant factors surrounding the transaction including:

•	whether there is a valid business reason for us to enter into the related party transaction consistent with the best interests of AeroGrow and its stockholders;

•	whether the transaction is negotiated on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally;

•
whether the board of directors determines that it has been duly apprised of all significant conflicts that may exist or may otherwise arise on account of the transaction, and it believes, nonetheless, that we are warranted in entering into the related party transaction and have developed an appropriate plan to manage the potential conflicts of interest;

•	whether the rates or charges involved in the transaction are determined by competitive bids, or the transaction involves rates or charges fixed in conformity with law or governmental authority; and/or

•
whether the interest of the related party or that of a member of the immediate family of the related party arises solely from the ownership of our class of equity securities and all holders of our equity securities received the same benefit on a pro-rata basis.

During the fiscal year ended March 31, 2014, subsequent to year end, and in prior years, we relied upon a variety of debt funding sources to meet our liquidity requirements, including transactions that: (i) involved members of our Board, management team and certain stockholders that beneficially own more than five percent of our outstanding voting securities and (ii) are required to be disclosed pursuant to Item 404 of Regulation S-K.  In each case, these related parties received the same terms and conditions as other third-party investors.  These transactions are disclosed above under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation– Liquidity and Capital Resources” and in Note 2, “Notes Payable and Long Term Debt,” Note 6 “Related Party Transactions, and ” Note 8 “Stockholders’ Equity,” to our financial statements.

Board Independence

Our common stock trades on the OTCQB market tier and we are considered to be a “smaller reporting company” under applicable SEC rules.  As such, we are not currently subject to corporate governance standards of other listed companies, which require, among other things, that the majority of the board of directors be independent.  Because we are not currently subject to corporate governance standards defining the independence of our directors, we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that Mr. Harding is the only independent member of our Board of Directors during Fiscal 2014.  Mr. Harding currently serves as the Chairman of the Audit Committee.

Chris J. Hagedorn was appointed to the Board by Scotts Miracle-Gro pursuant to a condition to the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allows Scotts Miracle-Gro, as holder of the Series B Preferred Stock, to appoint one member to the Board of Directors for so long as the Warrant remains outstanding.  For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of the Independent Registered Public Accountants

Aggregate fees billed by EKS&H LLLP for the fiscal years ended March 31, 2014 and 2013 are as follows:

	For the Fiscal Years Ended March 31,
(in thousands)	2014	2013
EKS&H
Audit Fees	89	87
Audit Related Fees	21	2
Tax Fees	-	-
All Other Fees	-	-
Total EKS&H	110	89

Grand Total	$110	$90

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

Tax fees:  This category consists of professional services rendered primarily in connection with our tax planning and compliance activities, including the preparation of tax returns. Although we did incur $9,000 and $14,000 in tax fees during Fiscal 2014 and 2013, respectively, we did not engage EKS&H for any tax services.

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

The Audit Committee’s policy is to pre-approve all audit and non-audit services, other than de minimis non-audit services, provided by the independent registered public accounting firm.  In this regard, all fees incurred in Fiscal 2013 and Fiscal 2014, as disclosed above under the caption “Fees of the Independent Registered Public Accountants,” were pre-approved by the Audit Committee.  These services may include, among others, audit services, audit-related services, tax services, and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular services or categories of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

AEROGROW INTERNATIONAL, INC.,
A NEVADA CORPORATION

By:           /s/ J. Michael Wolfe
J. Michael Wolfe
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint either of J. Michael Wolfe or Grey H. Gibbs, with full power of substitution and full power, to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of June 2014.

Signature	Title	Date

/s/ JACK J. WALKER	Chairman of the Board	JUNE 30, 2014
Jack J. Walker

/s/ J. MICHAEL WOLFE	President and Chief	JUNE 30, 2014
J. Michael Wolfe	Executive Officer

/s/ GREY H. GIBBS	Vice- President – Accounting	JUNE 30, 2014
Grey H. Gibbs	(Principal Financial Officer)

/s/ MICHAEL S. BARISH	Director	JUNE 30, 2014
Michael S. Barish
/s/ WAYNE E. HARDING III	Director	JUNE 30, 2014
Wayne E. Harding III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying balance sheets of AeroGrow International, Inc. (the “Company”) as of March 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

June 30, 2014
Denver, Colorado

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
(in thousands, except share and per share data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$1,707	$525
Restricted cash	15	42
Accounts receivable, net of allowance for doubtful accounts of $5 and $1 at March 31, 2014 and 2013, respectively	573	173
Other receivables	187	169
Inventory, net	1,311	1,229
Prepaid expenses and other	306	205
Total current assets	4,099	2,343
Property and equipment, net of accumulated depreciation of $3,024 and $2,869 at March 31, 2014 and 2013, respectively	298	266
Other long-term assets
Intangible assets, net of accumulated amortization of $0 and $135 at March 31, 2014 and 2013, respectively	2	195
Deposits	145	145
Deferred debt issuance costs, net of accumulated amortization of $278 and $255 at March 31, 2014 and 2013, respectively	-	23
Total other long-term assets	147	363
Total assets	$4,544	$2,972
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$553	$379
Accrued expenses	306	292
Customer deposits	-	157
Deferred rent	3	6
Notes payable	-	518
Notes payable – related party	-	122
Current portion – long-term debt	-	900
Derivative warrant liability	2,530	-
Debt associated with sale of IP	258	-
Total current liabilities	3,650	2,374
Long-term debt	-	1,169
Total liabilities	3,650	3,543
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 and 0 issued and outstanding at March 31, 2014 and 2013, respectively	3	-
Common stock, $.001 par value, 750,000,000 shares authorized, 6,129,326 and 5,904,877 shares issued and outstanding at March 31, 2014 and 2013, respectively	6	6
Additional paid-in capital	79,563	75,427
Stock dividend to be distributed	1,456	-
Accumulated (deficit)	(80,134)	(76,004)
Total stockholders' equity (deficit)	894	(571)
Total liabilities and stockholders' equity (deficit)	$4,544	$2,972

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years ended March 31,
	2014	2013
(in thousands, except per share data)
Net revenue	$9,355	$7,330
Cost of revenue	5,582	4,000
Gross profit	3,773	3,330

Operating expenses
Research and development	95	296
Sales and marketing	2,920	2,325
General and administrative	1,634	1,818
Total operating expenses	4,649	4,439

Loss from operations	(876)	(1,109)

Other (income) expense, net
Fair value changes in derivative warrant liability	1,966	-
Interest expense	74	570
Interest expense – related party	8	30
Debt conversion cost	-	6,648
Other (income) expense, net	(518)	(98)
Total other (income) expense, net	1,530	7,150

Net loss	$(2,406)	$(8,259)
Less: Deemed dividend on convertible preferred stock	(268)	-
Less: Preferred stock dividend	(1,456)	-
Net loss attributable to common shareholders	$(4,130)	$(8,259)

Net loss per common share, basic and diluted	$(0.76)	$(1.55)

Weighted average number of common shares outstanding, basic and diluted	5,408	5,344

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Stock dividend
(in thousands,	Preferred Stock		Common Stock		Paid-in	to be	Accumulated
except share data)	Shares	Amount	Shares	Amount	Capital	distributed	(Deficit)	Total
Balances, March 31, 2012	7,526	$-	210,319	$-	$62,623	$-	$(67,745)	$(5,122)
Common stock issued in accordance with Credit Card Notes	-	-	141,461	-	177	-	-	177
Common stock issued upon conversion of convertible debt	-	-	2,977,815	3	10,892	-	-	10,895
Conversion of preferred stock to common stock	(7,526)	-	950,805	1	(1)	-	-	-
Conversion of warrants to common stock	-	-	1,624,477	2	1,559	-	-	1,561
Stock options and restricted stock issued under equity compensation plans	-	-	-	-	177	-	-	177
Net (loss)	-	-	-	-	-	-	(8,259)	(8,259)
Balances, March 31, 2013	-	$-	5,904,877	$6	$75,427	$-	$(76,004)	$(571)
Preferred Stock issued in private placements	2,649,007	3	-	-	3,997	-	-	4,000
Offering costs in private placement	-	-	-	-	(828)	-	-	(828)
Exercise of warrants for common stock	-	-	125,000	-	192	-	-	192
Warrants issued to consultants	-	-	-	-	144	-	-	144
Exercise of stock options	-	-	99,449	-	106	-	-	106
Stock options and restricted stock issued under equity compensation plans	-	-	-	-	257	-	-	257
Deemed dividend on convertible preferred stock	-	-	-	-	268	-	(268)	-
Stock dividend to be distributed	-	-	-	-	-	1,456	(1,456)	-
Net (loss)	-	-	-	-	-	-	(2,406)	(2,406)
Balances, March 31, 2014	2,649,007	$3	6,129,326	$6	$79,563	$1,456	$(80,134)	$894

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net (loss)	$(2,406)	$(8,259)
Adjustments to reconcile net (loss) to cash and cash equivalents used by operations:
Issuance of common stock and options under equity compensation plans	257	177
Issuance of common stock warrants	36	-
Depreciation and amortization expense	156	175
Provision for bad debt	4	3
Fair value remeasurement of derivative warrant liability	1,966	-
Accretion of debt associated with sale of intellectual property	(48)	-
Gain on the forgiveness of debt	(489)	-
Amortization of debt issuance costs	23	1,044
SMG IP Royalty and Branding License	238	-
Debt conversion costs associated with inducement	-	3,462
Amortization of convertible debentures, beneficial conversion feature	-	1,067
Amortization of convertible debentures, beneficial conversion feature -related party	-	189
Interest expense from warrants issued with convertible debentures	-	954
Interest expense from warrants issued with convertible debentures – related party	-	187
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(404)	46
(Increase) decrease in other receivable	(18)	28
(Increase) decrease in inventory	(319)	290
(Increase) decrease in other current assets	(102)	104
Decrease in deposits	-	1
Increase (decrease) in accounts payable	(64)	(229)
Increase in accrued expenses	15	68
Increase in accrued interest – related party	8	27
Increase in accrued interest	51	175
(Decrease) increase in customer deposits	(157)	149
(Decrease) in deferred rent	(3)	-
Net cash and cash equivalents provided used by operating activities	(1,256)	(342)
Cash flows from investing activities:
Decrease in restricted cash	27	-
Purchases of equipment	(188)	(292)
Patent expenses	-	(11)
Proceeds from the sale of intellectual property	500	-
Net cash and cash equivalents provided (used) by investing activities	339	(303)
Cash flows from financing activities:
Repayment of long term borrowings	(1,356)	(396)
Proceeds from notes payable, net	-	1,041
Proceeds from notes payable – related party, net	-	245
Repayments of notes payable	(563)	(1,031)
Repayments of notes payable – related party	(123)	(326)
Proceeds from exercise of stock options	106	-
Proceeds from issuance of preferred stock	4,000	-
Payments for offering costs of preferred stock	(157)	-
Proceeds from the exercise and issuance of warrants	192	1,181
Payments made for debt issuance costs	-	(46)
Net cash provided (used) by financing activities	2,099	668
Net increase (decrease) in cash and cash equivalents	1,182	23
Cash and cash equivalents, beginning of period	525	502
Cash and cash equivalents, end of period	$1,707	$525
(continued on next page)
See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2014	2013
Interest paid in cash	$43	$155
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock	$268	$-
Decrease of inventory associated with debt settlement	$237	$-
Fair value of derivative warrant liability	$564	$-
Fair value of warrant issued to preferred stock placement agent	$108	$-
Debt associated with sale of intellectual property	$297	$-
Stock dividends accrued on convertible preferred stock	$1,456	$-
Decrease of debt associated with inventory consumption	$-	$265
Issuance of common stock in accordance with credit card note	$-	$177
Conversion of accrued expenses to common stock	$-	$28
Conversion of note payable to common stock	$-	$212
Conversion of note payable-related party to common stock	$-	$129
Conversion of convertible note to common stock	$-	$5,718
Conversion of convertible note accrued interest to common stock	$-	$545
Conversion of convertible note-related party to common stock	$-	$1,079
Conversion of convertible note-related party accrued interest to common stock	$-	$103

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Organization and Description of the Business

AeroGrow International, Inc. (the "Company," “we,” “AeroGrow,” or “our ") was incorporated in the State of Nevada on March 25, 2002.  The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities.  In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers.  The Company manufactures, distributes and markets seven different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution, catalogue and direct-to-consumer sales in the United States and Canada as well as selected countries in Europe, Asia and Australia.

Liquidity and Basis of Presentation

As shown in the accompanying financial statements, we have incurred net losses of $2.4 million and $8.3 million for the years ended March 31, 2014 and 2013, respectively, and have an accumulated deficit of $80.1 million as of March 31, 2014.  As more fully discussed in the Liquidity and Capital Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has developed sources of funding that management believes are sufficient to support the Company’s operating plan for the fiscal year ending March 31, 2015.  The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the effect of cost reduction programs, and the state of the general economic environment in which the Company operates.  There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.

We may seek additional debt or equity capital during the fiscal year ending March 31, 2015 to address the seasonal nature of our working capital needs, and to enable us to increase the scale of our business.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, and cash flow from operations.  There can be no assurance we will be able to raise additional capital.  As part of our efforts to seek additional funding of our operations, in April 2013, we entered into a Securities Purchase Agreement with SMG Growing Media, Inc, a wholly owned subsidiary of Scotts Miracle-Gro Company, a worldwide marketer of branded consumer lawn and garden products (“Scotts Miracle-Gro”).  Pursuant to the Securities Purchase Agreement, Scotts acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock and a warrant to purchase shares of the Company’s common stock for an aggregate purchase price of $4.0 million.  (For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements).

Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates will occur in the near term and such change could be material.

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average shares of common stock outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented.  Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  For the years ended March 31, 2014 and 2013, the Company had 3.6 million (including preferred stock), and 3.5 million, respectively, of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

The following table presents the computation of basic and diluted net income per share for the year ended March 31, 2014 (in thousands, except per share amounts):

	Fiscal Year Ended March 31,
	2014	2013
Net loss available to common shareholders	$(4,130)	(8,259)
Basic and diluted:
Weighted-average shares outstanding	5,408	5,344
Basic and diluted net loss per share	$(0.76)	(1.55)

As of March 31, 2014, employee stock options to purchase approximately 397,000 shares of common stock  and  warrants to purchase approximately 575,000 shares of common stock were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive in the periods presented.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

 Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2014 and 2013.

Restricted Cash
The Company has secured activity related to its corporate credit card purchase account with a restricted money market account.  In addition, as discussed in Note 2– Notes Payable and Long Term Debt, 20% of the Company’s daily credit card receipts were held in a restricted escrow account in accordance with the 2011 Credit Card Receipts-Backed Notes which were paid in full during the year ended March 31, 2014.  The balance in this account as of March 31, 2014 and March 31, 2013 was $15,000 and $42,000, respectively.

Concentrations of Risk
ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of March 31, 2014.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the years ended March 31, 2014 and 2013, the Company had one customer, Amazon.com, who represented 30.7%, and 10.9%, respectively, of the Company’s net revenue.

Suppliers:
For the year ended March 31, 2014, the Company purchased inventories and other inventory related items from four suppliers totaling $1.5 million, $1.4 million, $315,000, and $300,000 representing 26.0%, 24.3%, 5.6% and 5.4% of cost of revenue, respectively.  For the year ended March 31, 2013, the Company purchased inventories and other inventory related items from four suppliers totaling $587,000, $543,000, $469,000, and $360,000 representing 14.6%, 13.5%, 11.7% and 9.0% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, shipping, labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations.

Account Receivables:
As of March 31, 2014, the Company had three customers, Amazon.com, Costco.com and The Home Depot, that represented 44.1%, 24.5% and 11.1%, respectively, of outstanding accounts receivable.  As of March 31, 2013, the Company had one customer, Amazon.com, that represented 61.2% of outstanding accounts receivable.  Management believes that all receivables from these customers are collectible.

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

The carrying value of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2014 and March 31, 2013 due to the relatively short-term nature of these instruments.  As of March 31, 2014 and March 31, 2013, the fair value of the Company's debt, notes payable, and sale of intellectual property liability, using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 15%.

In conjunction with a Securities Purchase Agreement and strategic alliance with Scotts Miracle-Gro on April 22, 2013, the Company issued a warrant that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock together with existing stock owned.  This warrant was accounted for as a liability at its estimated fair value and is classified as a Level 3 fair value measurement.  The Company calculated the fair value of the warrant during the fiscal year ended March 31, 2014 using Level 3 inputs in a Monte Carlo simulation model.  As of March 31, 2014, the Company measured the warrant at fair value and will continue to do so on a quarterly basis.  As of March 31, 2013, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

	March 31, 2014		March 31, 2013
(in thousands)	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$-	$-	$610	$641
Sale of intellectual property liability	171	258	-	-
Derivative warrant liability	2,530	2,530	-	-
Long-term debt	-	-	1,726	2,068
Total	$2,701	$2,788	$2,336	$2,709

Property and Equipment
Property and equipment are stated at cost.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets.  Office equipment and computer hardware are depreciated over five years.  Tooling is depreciated over three years. Leasehold improvements are being amortized over the life of the lease.

Property and equipment consist of the following:

	March 31,	March 31,
(in thousands)	2014	2013
Manufacturing equipment and tooling	$2,423	$2,269
Computer equipment and software	435	406
Leasehold improvements	116	112
Other equipment	348	348
	3,322	3,135
Less: accumulated depreciation	(3,024)	(2,869)
Property and equipment, net	$298	$266

Depreciation expense for the years ended March 31, 2014 and 2013, was $156,000, and $161,000, respectively.

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

Intangible assets consist of the following:

	March 31,	March 31,
(in thousands)	2014	2013
Patents	$-	$286
Trademarks	2	44
	2	330
Less: accumulated amortization	-	(135)
Intangible assets, net	$2	$195

Amortization expense for the years ended March 31, 2014 and 2013, was less than $1,000 and $14,000, respectively.

As of April 22, 2013, the Company agreed to sell to Scotts Miracle-Gro all intellectual property associated with the Company’s hydroponic products, other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.

In return, Scotts Miracle-Gro granted the Company an exclusive right to use the Hydroponic intellectual property (“IP”) in North America and certain European countries in return for a royalty of 2% of annual net sales, as determined at the end of each fiscal year.  The royalty is payable in the Company's common stock at the conversion price of the Series B Preferred Stock (see Note 3).  The initial term of the Technology License is five years, and the Company may renew the Technology License for an additional five-year term by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term.  Please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements for further discussion.

Inventory
Inventories are valued at the lower of cost, as determined by the first-in, first-out method, or market. Included in inventory where the Company is the manufacturer are raw materials, labor, and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost.

	March 31,	March 31,
(in thousands)	2014	2013
Finished goods	$784	$606
Raw materials	527	623
	$1,311	$1,229

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2014 and 2013, the Company had reserved $332,000 and $94,000, respectively, for inventory obsolescence.

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

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor.  This reserve is equal to 5% of the credit card sales processed during the previous six months. As of March 31, 2014 and March 31, 2013, the balance in this reserve account was $187,000 and $169,000, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance ASC 340-20-Reporting on Advertising Costs.  As prescribed by ASC 340-20-25, direct-to-consumer advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has re-entered the retail distribution channel, the Company has expanded its advertising to online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expenses for the years ended March 31, 2014 and March 31, 2013, were as follows:

	Fiscal Year Ended March 31,
	2014	2013
(in thousands)
Direct-to-consumer	$786	$1,055
Retail	404	1
Total advertising expense	$1,190	$1,056

As of March 31, 2014 and March 31, 2013, the Company had deferred $16,000 and $4,000, respectively, related to such media costs.  The costs are included in the prepaid and other expenses line of the balance sheet.

Research and Development
Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock-Based Compensation
The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards.  For the years ended March 31, 2014 and March 31, 2013, equity compensation in the form of stock options and grants of restricted stock that vested totaled $257,000 and $177,000, respectively, and is included in the accompanying Statements of Operations in the following categories:

	Years ended
(in thousands)	March 31, 2014	March 31, 2013
General and administrative	$200	$136
Sales and marketing	57	41
Total	$257	$177

Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude that it is “more likely than not” that the value of such asset will be realized.  As of March 31, 2014 and March 31, 2013, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive.  At March 31, 2014 and March 31, 2013, the Company had accrued $42,000 and $43,000 respectively, as its estimate for the foregoing deductions and allowances.  These expenses are included in the accrued expenses line of the balance sheet.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Based upon the foregoing, the Company has recorded as of March 31, 2014 and March 31, 2013 a provision for potential future warranty costs of $11,000 and $10,000, respectively.  These warranty expenses are included in the accrued expenses line of the balance sheet.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments to us by such customers.  As of March 31, 2014 and March 31, 2013, the Company has recorded a reserve for customer returns of $61,000 and $27,000, respectively.  These expenses are included in the accrued expenses line of the balance sheet.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges paid by customers are included in product sales.

Deferred Rent
In July 2006, the Company entered into a facility lease with a term through January 2012, for its corporate offices in Boulder, Colorado.  As of September 30, 2011 this lease was extended through September 30, 2014.  As of April 14, 2014 the lease term was extended to September 30, 2016.  As of March 31, 2014 and March 31, 2013, the Company had recorded deferred rent related to this agreement in the amount of $3,000 and $6,000, respectively, based on the difference between straight-line rent expense recorded and the rent payment obligation.

Deferred Debt Issuance Costs
The Company capitalizes debt issuance costs that are directly attributable to realizing the proceeds of the debt issued and it is amortized over the contractual life of the debt using the effective interest rate method.

Segments of an Enterprise and Related Information
GAAP utilizes a management approach based on allocating resources and assessing performance as the source of the Company's reportable segments.  GAAP also requires disclosures about products and services, geographic areas and major customers.  At present, the Company operates in one segment.

New Accounting Pronouncements
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

 In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2 – Notes Payable and Long Term Debt

We relied upon a variety of debt funding sources to help meet our liquidity requirements during the fiscal years ended March 31, 2014 and 2013, as summarized below:

	March 31,	March 31,
	2014 (in thousands)	2013 (in thousands)
Main Power Promissory Note	$-	$1,704
First Western Trust Term Loan	-	323
Notes Payable –Credit Card Receipts-Backed Notes	-	640
Pawnee Lease Promissory Note	-	42
Sale of intellectual property liability (see Note 3)	258	-
Derivative warrant liability (see Note 3)	2,530	-
Total debt	2,788	2,709
Less current portion	2,788	1,540
Long term debt	$-	$1,169

Main Power Promissory Note

On June 30, 2009, the Company entered into a Letter Agreement (“Letter Agreement”) with Main Power Electrical Factory, Ltd. (“Main Power”) and executed a Promissory Note.  Pursuant to the terms of the Letter Agreement, Main Power agreed to release AeroGrow from $1.4 million of existing obligations owed to Main Power in return for the execution of the Promissory Note for the same amount.  In addition, the Letter Agreement included other provisions relating to the terms and conditions under which the Company purchase AeroGarden products from Main Power.

Effective as of December 31, 2010 and again as of December 31, 2011, AeroGrow and Main Power entered into an agreement to amend various obligations owed by AeroGrow to Main Power, restructured the amortization schedule for the Main Power Note and ultimately extended the final maturity to December 15, 2015.  In addition, Main Power agreed to waive any existing defaults under the Revised Main Power Note.  The agreed revisions to the amortization schedule provided for monthly interest payments through the final maturity and principal payments totaling $159,000 during Fiscal 2013, $555,000 during the fiscal year ending March 31, 2014, $725,000 during the fiscal year ending March 31, 2015, and $665,000 during the period April 2015 through December 2015.   On April 23, 2013, we repaid the Main Power Promissory Note in full, including the principal balance and all accrued interest, for $950,000, resulting in a net gain of approximately $489,000.  For further information in the termination of the Main Power Promissory Note, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

First Western Trust Term Loan

On May 21, 2010, the Company, First Western Trust Bank (“FWTB”) and Jack J. Walker, our Chairman, as guarantor, executed a business loan agreement and related promissory note (the “FWTB Term Loan”) for a four-year loan in an initial principal amount of $1 million.  The FWTB Term Loan was secured by a lien on our assets.  The FWTB Term Loan bore interest at a fixed rate of 7.25% per annum.  We made equal monthly payments of principal/interest on the FWTB Term Loan, which had a final maturity date of May 21, 2014.   However, as of March 21, 2014, we repaid the FWTB Loan in full including the principal balance and all accrued interest.

Subordinated Secured Convertible Notes

Between May and September 2010, we completed a private offering of $7.0 million in Subordinated Secured Convertible Notes (the “Subordinated Secured Convertible Notes”) and warrants to purchase 70,200 shares of our common stock (the “Warrants”).  The Company used the proceeds from the private offering to invest in advertising and marketing programs to support our direct-to-consumer business, provide general working capital, pay commissions and expenses related to the private offering, and repay certain outstanding obligations.

On April 11, 2012, Subordinated Secured Convertible Notes totaling $7.4 million, inclusive of accrued interest of $648,000, were converted into 2,977,815 shares of our common stock, reflecting a conversion price of $2.50 per share of common stock.   The Subordinated Secured Convertible Note holders agreed to convert the Subordinated Secured Convertible Notes into common stock in exchange for our agreement to reduce the conversion price from $10.00 per share of common stock to $2.50 per share of common stock.  As a result of the conversion of the Subordinated Secured Convertible Notes into common equity, the Company recognized a total of $6.6 million in non-cash expense, comprising $3.4 million of debt conversion costs on the exchange and $3.2 million on the accelerated recognition of the debt discount and deferred debt issuance costs during Fiscal 2013.

As of March  31, 2013, there were no Subordinated Secured Convertible Notes or accrued interest outstanding.

Notes Payable – 2011 Credit Card Receipts-Backed Notes

During the three months ended December 31, 2011, the Company closed on the private sale of $1.6 million in 17% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2011 Credit Card Notes”) and a 1% share of our prospective monthly sales into the network marketing channel for a period of three years following our first sale into the network marketing channel (the “MLM Revenue Share”) (collectively, the “2011 Credit Card Offering”).  Consideration for the 2011 Credit Card Offering consisted of $1.5 million in cash and the conversion of $156,000 in other obligations of the Company, including $61,000 of deferred compensation owed to executive officers of AeroGrow.  After deducting $47,000 of placement agent sales commissions and expenses, net cash proceeds to AeroGrow totaled $1.4 million.  In addition, the Company paid a deferred sales commission to the placement agent equal to 10% of the MLM Revenue Share paid to investors in the 2011 Credit Card Offering (with the deferred sales commission reduced to 6% for payments to company-referred investors and 0% on payments to officers and directors), concurrently with the payment of the MLM Revenue Share.  The Company used the proceeds from the 2011 Credit Card Offering to invest in advertising and marketing programs to support our direct-to-consumer business, purchase inventory, provide other general working capital, and pay commissions and expenses related to the private offering.

For the years ended March 31, 2014 and March 31, 2013, the total amortized deferred debt issuance costs relating to the 2011 Credit Card Offering were $0 and $218,000, respectively.

As of September 13, 2012, the Company repaid the remaining principal balance and accrued interest on the 2011 Credit Card Notes in full.

Notes Payable – 2012 Credit Card Receipts-Backed Notes

On September 14, 2012, the Company closed on the private sale of $1.3 million in Series 2012CC 15% secured promissory notes backed by a portion of our prospective credit card receipts, (the “2012 Credit Card Notes”) and 128,573 shares of common stock (collectively, the “2012 Credit Card Offering”).  Consideration for the 2012 Credit Card Offering comprised $1.3 million in cash.  After deducting $47,000 of placement agent sales commissions (5% on third-party investors, 3% on company-referred investors and 0% on investments by our officers and directors) and expenses, net cash proceeds to AeroGrow totaled $1.2 million.  In addition, the Company issued 12,858 shares of common stock to the placement agent as additional sales compensation, representing one share of common stock for every 10 shares issued to investors in the 2012 Credit Card Offering.

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

The 2012 Credit Card Notes bore interest at 15% per annum and had a final maturity of November 1, 2013.  As of October 30, 2013, the 2012 Credit Card Notes final maturity was extended to January 31, 2014, by all the investors.  20% of our daily credit card receipts were held in escrow with First Western Trust Bank under an Escrow and Account Control Agreement to fund bi-weekly payments of principal and interest to the investors in the 2012 Credit Card Offering.

However, on December 17, 2013, the Company repaid the 2012 Credit Card Notes in full, including the principal balance and accrued interest.

For the year ended March 31, 2014 and March 31, 2013, the total amortized deferred debt issuance costs relating to the 2012 Credit Card Offering was $23,000 and $24,000, respectively.

Pawnee Lease Promissory Note

On November 30, 2011, the Company executed a promissory note (the “Lease Promissory Note”) in the principal amount of $116,000 in favor of Pawnee Properties, LLC (“Pawnee”).  The Lease Promissory Note detailed the terms and conditions pursuant to which the Company will pay to Pawnee past due rent and building operating expenses related to our headquarters lease.  The Lease Promissory Note carried an interest rate of 6% per annum for the first twelve months, and 8% per annum thereafter.  As of February 24, 2014, the outstanding balance of the Lease Promissory Note, including accrued interest, was repaid in full.

Debt Payment Obligations

As of the fiscal year ended March 31, 2014, we have no debt due requiring any cash payments.  The debt in the current liability is related to the Scotts Miracle-Gro transaction, for further information see Note 3 to our financial statements.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has classified the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The valuation techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 3.  As of March 31, 2014 the fair value of the warrant was $2.5 million.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as a liability and is being amortized under the effective interest method.  As of March 31, 2014, $258,000 was recorded as a liability on the condensed balance sheets.

Note 3 – Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc. (the “Investor”), a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to Main Power (Note 2).  Main Power also released the Company’s pledged collateral and the parties agreed to terminate the Letter Agreement and Promissory Note effective as of April 22, 2013, as further described in Note 2.  The Company did not incur any early termination penalties.  As of April 23, 2013, there was $237,000 in consignment inventory held by Main Power that was fully reserved for during the three-month period ended June 30, 2013.  The Company plans to use the remaining net proceeds for working capital and general corporate purposes.

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

The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock does not have a liquidation preference and is entitled to vote on an “as-converted” basis with the common stock.  The Series B Preferred Stock automatically converts into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and then-outstanding common stock of the Company, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.

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

Under the Securities Purchase Agreement, the Company’s Board of Directors (the “Board”) is required to consist of five members, which shall be set forth in the Company’s Bylaws.  In addition, Scotts Miracle-Gro is entitled to appoint one member to the Board and have one additional Board observer while the Warrant remains outstanding, pursuant to provision, Scotts Miracle-Gro has appointed Chris J. Hagedorn to the Company’s Board effective as of April 22, 2013.

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $2.5 million as of March 31, 2014.  The warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The Company calculated the fair value of the warrant during the quarter ended March 31, 2014 using a Monte Carlo simulation model.

In conjunction with the Private Offering described above, the Company and Scotts Miracle-Gro also agreed to the following:

Intellectual Property Sale.  The Company also agreed to sell to Scotts Miracle-Gro all intellectual property associated with the Company’s hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of the revenue, and the Company has significant involvement in the generation of the revenue, the excess paid over net book value is classified as a liability and is being amortized under the effective interest method.  As of March 31, 2014, $258,000 was recorded as a liability on the condensed balance sheets.

Technology Licensing Agreement.  The Company was granted an exclusive license (the “Technology License”) to use the Hydroponic IP in North America and certain European countries (collectively, the “Company Markets”) in return for a royalty of 2% of annual net sales (the “Royalty”), as determined at the end of each fiscal year.  The Royalty is payable in the Company's common stock at the conversion price of the Series B Preferred Stock.  As of March 31, 2014, the Company has accrued $187,000 for the Technology Licensing Agreement.  The initial term of the Technology License is five years, and the Company may renew the Technology License for an additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the Technology Licensing Agreement at the time of renewal.  The Technology License may not be assigned.

Brand License.  The Company and Scotts Miracle-Gro also entered a brand license whereby the Company may use certain of Scotts Miracle-Gro’s trade name, trademark and/or service mark to rebrand the AeroGarden and, with the written consent of Scotts Miracle-Gro, other products in the Company Markets in exchange for the Company’s payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in annual net sales, as compared to net sales during the fiscal year ended March 31, 2013.  Such brand license compensation is payable in the Company’s common stock at $1.51 per share (the conversion price of the Series B Preferred Stock).  The initial term of the brand license will be five years, and the Company may renew the license for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the brand license at the time of renewal.  The brand license may not be assigned.  The brand license may only be terminated by Scotts Miracle-Gro in the event of an uncured default, under the terms of the brand license.

Collaboration.  During the term of the Brand License, the Company has access to Scotts Miracle-Gro’s business development team, selling, marketing and supply chain resources, customer and email lists, for reasonable “out of pocket” costs, and Scotts Miracle-Gro will have access to the Company’s consumer email lists.

Supply Chain Services Agreement.  During the term of the Technology License Agreement, Scotts Miracle-Gro will pay the Company an annual fee equal to 7% of the cost of goods of all products that Scotts Miracle-Gro purchases from the Company or a vendor, in exploiting the hydroponic IP internationally (outside of the Company Markets) over the course of each contract year during the term of the Securities Purchase Agreement.

Note 4 – Equity Compensation Plans

In August 2005, the Company’s Board of Directors approved the 2005 Equity Compensation Plan (the “2005 Plan”) pursuant to which both qualified and nonqualified stock options as well as restricted shares of common stock are reserved for issuance to eligible employees, consultants and directors of the Company.  A total of 13,505,000 shares of our common stock may be granted under the 2005 Plan as the original 1,505,000 was increased by 2,000,000 shares on October 1, 2008 and 10,000,000 shares on July 25, 2010.  On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s “pre-reverse split” common stock were converted automatically into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been adjusted to reflect the reverse stock split.

The 2005 Plan is administered by the Company’s Governance, Compensation and Nominating Committee, which has the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options and/or restricted stock,, and all other terms and conditions of each award.  The Company has granted qualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $1.01 to $20.00 per share.

For the years ended March 31, 2014 and March 31, 2013, respectively, the Company granted to employees 331,000, and 266,000 options to purchase the Company’s common stock under the 2005 Plan.  All the options granted during the fiscal year ended March 31, 2014 had an exercise price ranging from $1.10 to $2.42 per share.  As of March 31, 2014, the Company had a total of 397,000 options outstanding with exercise prices ranging from $1.01 to $13.00 per share.  Please refer to the table below.

For the options granted on February 8, 2013, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 116.06%; risk free interest rates of 0.4%, and average life of three years resulting in a value of $0.69 per share granted under the option agreement based on the market value on the date of grant.

For the options granted on April 1, 2013, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 117.21%; risk free interest rates of 0.39%, and average life of three years resulting in a value of $0.76 per share granted under the option agreement based on the market value on the date of grant.  For the options granted on October 9, 2013, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 118.29%; risk free interest rates of 0.62%, and average life of three years resulting in a value of $1.53 per share granted under the option agreement based on the market value on the date of grant.  As a result of recognizing compensation expense for stock options, the net loss for the years ended March 31, 2014 and March 31, 2013, was increased by $257,000 and $177,000, respectively.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
	Options			Weighted-
	(in thousands)	Low	High	Average
Balances at April 1, 2012	106	$7.00	$20.00	$9.50
Granted	266	1.01	1.01	1.01
Exercised	-	-	-	-
Forfeited	(92)	1.01	12.00	1.39
Balances at March 31, 2013	280	1.01	20.00	4.11
Granted	331	1.10	2.42	1.89
Exercised	(100)	1.01	2.20	1.09
Forfeited	(114)	1.01	20.00	5.08
Balances at March 31, 2014	397	$1.01	$13.00	$1.63

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2014 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

		Weighted-				Weighted-
		average		Aggregate		average	Weighted-	Aggregate
		Remaining	Weighted-	Intrinsic		Remaining	average	Intrinsic
Exercise price	Options (in thousands)	Contractual Life (years)	Exercise Price	Value (in thousands)	Options (in thousands)	Contractual Life (years)	Exercise Price	Value (in thousands)
$1.01	106	3.86	$1.01		38	3.86	$1.01
$1.10	60	4.00	$1.10		60	4.00	$1.10
$1.21	50	4.00	$1.21		50	4.00	$1.21
$2.20	169	4.41	$2.20		51	4.16	$2.20
$2.42	10	4.52	$2.42		5	4.52	$2.42
$7.00	-	0.27	$7.00		-	0.27	$7.00
$12.00	1	0.44	$12.00		1	0.44	$12.00
$13.00	1	0.36	$13.00		1	0.36	$13.00
	397	4.14	$1.63	$2,260	206	4.00	$1.49	$1,206

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

At March 31, 2014, there are unvested outstanding options to purchase 191,000 shares of the Company’s common stock that will result in $235,000 of compensation expense as they vest over the next 18 months.

Note 5 – Income Taxes

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

Income tax provision consisted of the following:
(in thousands)
	For the Years Ended March 31,
	2014	2013
Current:
Federal	$-	$-
Foreign
State	2	1
	2	1
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income tax provision	$2	$1

Reconciliation of effective tax rate:
	For the Years Ended March 31,
	2014	2013
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	0.21%	1.18%
Permanent items	-31.27%	-15.00%
Change in effective tax rate	9.02%	-4.14%
Prior year adjustment to book income	0.00%	0.00%
Other Adjustments	-0.80%	0.14%
Valuation allowance	-8.85%	-16.19%
Stock-based compensation	-2.36%	0.00%
Effective income tax rate	-0.05%	-0.02%

(in thousands)	As of March 31,
	2014	2013
Deferred tax assets:
Net Operating Loss	$21,885	$21,566
R & D credit carryforwards	597	603
Intangibles and fixed assets	152	110
Accrued compensation	20	3
Allowance for bad debt	2	-
Reserve for customer returns	22	10
Warranty reserve	4	3
Reserve for obsolete inventory	122	34
Stock-compensation	1,412	1,483
Charitable contributions	2	3
Other	34	76

Gross deferred tax assets	24,252	23,891

Deferred tax liabilities:
Prepaid expenses	(64)	(44)
Gross deferred tax liabilities	(64)	(44)

Net deferred tax assets before valuation allowance	24,188	23,847

Valuation allowance	(24,188)	(23,847)

Deferred tax assets (liabilities), net	$-	$-

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

At March 31, 2014 and March 31, 2013, respectively, approximately $60.2 million and $60.3 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2034.  As of March 31, 2014, approximately $546,000 of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not be able to realize the benefits of these deductible differences at March 31, 2014.

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements.  As of March 31, 2014, the Company has not recorded a liability for uncertain tax positions.  Included in net deferred tax assets is approximately $597,000 of research credits.  While the Company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the Company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements pursuant to ASC 740.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended March 31, 2010 through the current period.

Note 6 – Related Party Transactions

See Note 2 “Notes Payable and Long Term Debt,” and Note 8 “Stockholders’ Equity” to our financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders.

Note 7 – Commitments and Contingencies

We lease an office space in Boulder, Colorado. As of September 30, 2011, the Company executed an amendment to the lease which reduced the square footage and monthly rent and extended the lease term. We lease 9,868 square feet with a current monthly rent of $9,000. We also pay our proportionate share of building taxes, insurance and operating expenses. The term continues until September 30, 2014, unless modified under specified circumstances.  As of April 14, 2014 the lease term was extended to September 30, 2016.  The agreement contains other standard office lease provisions.

In May 2011, the Company reached an agreement with Wildernest Logistics Solutions to provide warehousing, distribution and fulfillment operations, and seed pod kit manufacturing. The agreement calls for a monthly $10,000 facility charge.  The Company has extended its agreement with Wildernest Logistics Solutions effective April 17, 2014 for a two-year term with automatic one-year renewals.

Future cash payments under such agreements for the remaining years are as follows:

Year Ending	Rent
(in thousands)
March 31, 2015	236
March 31, 2016	239
March 31, 2017	60
$535

Rent expense for the years ended March 31, 2014 and 2013, was $259,000 and $260,000, respectively.

Note 8 – Stockholders’ Equity

On October 17, 2012, a 1-for-100 reverse stock split of AeroGrow’s common stock became effective.  As a result of the reverse stock split, every 100 shares of AeroGrow’s pre-reverse split common stock were converted automatically into one share of common stock.  All references below to shares of common stock, common stock warrants, or common stock options have been adjusted to reflect the reverse stock split.

Common Stock and Common Stock Warrants

As of March 31, 2014, the Company had 6,129,326 common shares issued and outstanding out of the 750,000,000 shares (par value $0.001 per share) that have been authorized by the Company’s shareholders.

Between May and September 2010, the Company completed a private offering of $7.0 million in 8% Subordinated Secured Convertible Notes due May 6, 2013, 702,000 common stock warrants that were issued to investors, and 140,400 common stock warrants that were issued to the placement agent for the offering.  The Subordinated Secured Convertible Notes had an original conversion price of $1.00 per common share, and could be converted into common shares at any time at the option of the holder.  The conversion price may be adjusted in accordance with customary anti-dilution rights.  In addition, under certain circumstances, the Company can force conversion of the Subordinated Secured Convertible Notes.  Each warrant issued as part of the offering of Subordinated Secured Convertible Notes entitles the holder to purchase one share of the Company's common stock at a price of $20.00 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  The warrants issued to the placement agent also contain a cashless exercise provision.  All of the warrants expire May 6, 2015.

On April 11, 2012, all of the outstanding Subordinated Secured Convertible Notes (including accrued interest) were converted to an aggregate of 2,977,815 common shares pursuant to a restructuring approved by the holders of the Subordinated Secured Convertible Notes and the company’s stockholders.

On October 28, 2010 and November 5, 2010, the Company closed on the private sale of $1.5 million in 2010 Credit Card Receipts-Backed Notes, whereby 50,000 warrants were issued to investors and 8,334 warrants were issued to the placement agent.  The 2010 Credit Card Receipts-Backed Notes were convertible at the option of the holders into common stock of AeroGrow at a conversion price of $18.00 per share.  The 2010 Credit Card Receipts-Backed Notes were repaid in full on October 3, 2011.  Each warrant issued pursuant to the 2010 Credit Card Receipts-Backed Notes entitles the holder to purchase one share of the Company's common stock at a price of $20.00 per share, and contains customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and piggyback registration rights.  These warrants expire October 28, 2015.

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

During the Temporary Exercise Period, 942,241 Warrants were exercised for cash and the Company issued 942,241 shares of common stock against the exercise of these Warrants.  In addition, during the Temporary Exercise Period a total of 153,743 Warrants were exercised that had a “cashless exercise” provision allowing the holders to use the in-the-money value of the Warrants being exercised to satisfy the full exercise cost of the Warrants (the “Cashless Warrants”).  The Company issued 35,490 shares against the exercise of the Cashless Warrants.

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

As described in Note 3 above, on April 22, 2013 the Company issued warrants to purchase 125,000 shares of common stock to the placement agent for the Scotts Miracle-Gro Transaction.  This warrant has an exercise price of $1.54 per share (125% of the average closing price of the Company’s common stock during the five-day period prior to the April 22, 2013 closing date).  The value of this warrant was estimated at $108,000, based on the Black-Scholes model with a stock price of $1.30, calculated exercise price of $1.54, expected life of three years, annualized volatility of 117.2% and a discount rate of 0.39%.  The value of the warrant was recorded as stock issuance costs.

In addition, the Company also issued a warrant to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction (the “Scotts Miracle-Gro Warrant”).  The Scotts Miracle-Gro Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis” (as defined in the Securities Purchase Agreement), constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned by Scotts Miracle-Gro), as calculated as of the date or dates of exercise.  The Scotts Miracle-Gro Warrant can be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021 (the third and eighth anniversary of the closing date).  In addition, the Scotts Miracle-Gro Warrant can be exercised in any increment; there is no obligation to exercise the entire Scotts Miracle-Gro Warrant at one time.  For additional details regarding the Scotts Miracle-Gro Warrant, see “Note 3 – Scotts Miracle-Gro Transaction” above.

A summary of the Company’s common stock warrant activity for the period from April 1, 2012 through March 31, 2014 is presented below:

	Warrants	Weighted
	Outstanding (in thousands)	Average Exercise Price	Aggregate Intrinsic Value
Outstanding, April 1, 2012	931	$26.60
Granted	1,341	4.11
Exercised	(1,743)	10.36
Expired	(1)	636.62
Outstanding, March 31, 2013	528	$22.41	$-
Granted	175	1.74
Exercised	(125)	1.54
Expired	(3)	108.86
Outstanding, March 31, 2014	575	$20.24	$383

As of March 31, 2014, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (Yrs)
50	$2.10	4.52
394	$7.00	3.03
122	$20.00	1.12
1	$25.00	0.52
7	$800.00	0.43
1	$825.00	0.43
575	$20.24	2.72

The tables above exclude the warrant issued to Scotts Miracle-Gro because the warrant is not issuable in any certain number of shares, as discussed above.

Preferred Stock and Preferred Stock Warrants

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $0.001 par value.

Series A Convertible Preferred Stock.  As of March 31, 2014, the Company had no shares of Series A Convertible Preferred Stock (the “Series A Stock”) issued and outstanding.

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

A summary of the Company’s Series A Warrant activity for the period from April 1, 2012 through March 31, 2014 is presented below:

	Series A Warrants	Weighted Average
	Outstanding	Exercise Price
Outstanding, April 1, 2012	4,164	$1,250
Granted	-	-
Exercised	4,164	1,250
Expired	-	-
Outstanding, March 31, 2013	-	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2014	-	$-

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

Series B Convertible Preferred Stock.  As described in Note 3 above, on April 22, 2013 the Company issued 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share to an affiliate of Scotts Miracle-Gro Gro as part of the Scotts Miracle-Gro Transaction.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  As of March 31, 2014, based on the number of shares issuable to Scotts Miracle-Gro the company has accrued $1.5 million for the stock dividend.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 3 – Scotts Miracle-Gro Transaction” above.

Note 9 – Subsequent Events

None.

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

10.15	Warehouse Services Agreement dated April 20, 2011, by and between the Company and Wildernest Logistics Solutions, Inc.

10.16	Form of Revenue Sharing Agreement, effective October 17, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed October 21, 2011

10.17	Form of Guaranty Agreement, effective October 17, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed October 21, 2011

10.18
Escrow and Account Control Agreement, dated October 17, 2011, by and among the Company and First Western Trust Bank (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed October 21, 2011)

10.19
Form of Reinvestment Agreement by and among the Company and holders of the Credit Card Notes (Secured 17% Promissory Notes), dated November 18, 2011 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed November 21, 2011)

10.20
Third Addendum, effective as of September 30, 2011, to the Lease dated July 27, 2006 by and between the Company, as Tenant, and Pawnee Properties, LLC, as Landlord (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed November 30, 2011)

10.21
Promissory Note, dated as of October 1, 2011, issued by the Company in favor of Pawnee Properties, LLC (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed November 30, 2011)

10.22
Waiver and First Amendment to Promissory Note dated December 31, 2010, issued by the Company to Main Power Electrical Factory Ltd., effective as of December 31, 2011 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed March 6, 2012)

10.23
Employment Agreement dated March 4, 2012 by and between Company and J. Michael Wolfe, Chief Executive Officer (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed March 6, 2012)

10.24
Employment Agreement, dated March 4, 2012 by and between the Company and H. MacGregor Clarke, Chief Financial Officer (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K, filed March 6, 2012)

10.25
Employment Agreement dated as of March 4, 2012 by and between the Company and John K. Thompson, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed March 6, 2012)

10.26	Form of Consent Letter – Series A Preferred Stockholder, effective April 11, 2012

10.27	Form of Consent Letter – 8% Subordinated Secured Convertible Promissory Notes, effective April 11, 2012

10.28
Securities Purchase Agreement, by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 23, 2013)

10.29	Indemnification Agreement, by and between the Company and Chris J. Hagedorn, dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 23, 2013)

10.30	Escrow and Account Control Agreement with Western Trust Bank, dated September 6, 2012 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed September 18, 2013)

16.1	Letter from Eide Bailly LLP to the Securities and Exchange Commission dated November 22, 2011 (incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K filed November 23, 2011)

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.