Form 10-Q
period 2014-06-30
AeroGrow International, Inc.
filed 2014-08-11
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 6, 2014:  6,536,018

AeroGrow International, Inc.

FORM 10-Q REPORT
June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	June 30, 2014	March 31, 2014
(in thousands, except share and per share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$1,116	$1,707
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $4 and $5 at June 30, 2014 and March 31, 2014, respectively	462	573
Other receivables	127	187
Inventory	1,318	1,311
Prepaid expenses and other	457	306
Total current assets	3,495	4,099
Property and equipment, net of accumulated depreciation of $3,068 and $3,024 at June 30, 2014 and March 31, 2014, respectively	283	298
Other assets
Intangible assets, net of $0 of accumulated amortization at June 30, 2014 and March 31, 2014, respectively	2	2
Deposits	145	145
Total other assets	147	147
Total assets	$3,925	$4,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$568	$553
Accrued expenses	248	306
Deferred rent	2	3
Derivative warrant liability	2,753	2,530
Debt associated with sale of intellectual property	245	258
Total current liabilities	3,816	3,650
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	3	3
Common stock, $.001 par value, 750,000,000 shares authorized, 6,130,026 and 6,129,326 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	6	6
Additional paid-in capital	79,635	79,563
Stock dividend to be distributed	1,696	1,456
Accumulated deficit	(81,231)	(80,134)
Total stockholders' equity	109	894
Total liabilities and stockholders' equity	$3,925	$4,544

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,
	2014	2013
(in thousands, except per share data)
Net revenue	$1,683	$1,123
Cost of revenue	1,144	721
Gross profit	539	402

Operating expenses
Research and development	82	61
Sales and marketing	542	423
General and administrative	551	407
Total operating expenses	1,175	891

(Loss) from operations	(636)	(489)

Other expense (income), net
Fair value changes in derivative warrant liability	223	-
Interest expense	-	31
Interest expense – related party	-	4
Other income	(2)	(517)
Total other expense (income), net	221	(482)

Net (loss)	$(857)	$(7)
Less: Deemed dividend on convertible preferred stock	-	(268)
Less: Preferred stock dividend	(240)	(60)
Net loss attributable to common stockholders	$(1,097)	$(335)

Net loss per share, basic and diluted	$(0.18)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	6,130	5,905

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2014	2013
(in thousands)
Cash flows from operating activities:
Net (loss)	$(857)	$(7)
Adjustments to reconcile net (loss) to cash used by operations:
Issuance of common stock and options under equity compensation plans	53	44
Issuance of common stock warrants	18	-
Depreciation and amortization expense	44	38
Bad debt expense	(1)	(1)
Fair value remeasurement of derivative warrant liability	223	-
Accretion of debt associated with sale of intellectual property	(13)	(10)
Gain on the forgiveness of debt	-	(489)
Amortization of debt issuance costs	-	9
SMG intellectual property royalty and branding license	68	28
Change in operating assets and liabilities:
Decrease in accounts receivable	111	106
Decrease in other receivable	60	62
(Increase) decrease in inventory	(7)	104
(Increase) decrease in prepaid expense and other	(151)	72
(Decrease) in accounts payable	(52)	(137)
(Decrease) in accrued expenses	(58)	(112)
Increase in accrued interest	-	22
Increase in accrued interest-related party	-	4
(Decrease) in customer deposits	-	(1)
(Decrease) in deferred rent	(1)	-
Net cash used by operating activities	(563)	(268)
Cash flows from investing activities:
Decrease in restricted cash	-	18
Purchases of equipment	(29)	(23)
Proceeds from the sale of intellectual property	-	500
Net cash (used) provided by investing activities	(29)	495
Cash flows from financing activities:
Repayments of notes payable	-	(158)
Repayments of notes payable – related party	-	(35)
Repayments of long term debt borrowings	-	(1,100)
Proceeds from the exercise of stock options	1	-
Proceeds from the issuance of preferred stock	-	4,000
Payments for offering costs of preferred stock	-	(157)
Net cash provided by financing activities	1	2,550
Net (decrease) increase in cash	(591)	2,777
Cash, beginning of period	1,707	525
Cash, end of period	$1,116	$3,302

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

 Continued from previous page

	Three Months Ended June 30, (in thousands)
	2014	2013
Cash paid during the year for:
Interest	$-	$32
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock	$-	$268
Decrease of inventory associated with debt settlement	$-	$237
Fair value of derivative warrant liability	$-	$564
Fair value of warrant issue to placement agent	$-	$108
Debt associated with sale of intellectual property	$-	$297
Stock dividends accrued on convertible preferred stock	$240	$60

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (collectively, the “Company," “AeroGrow,” “we,” “our” or “us”) was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.   The Company manufactures, distributes and markets seven different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia.

2.    Liquidity and Basis of Presentation

Interim Financial Information

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 30, 2014.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2014, the results of operations for the three months ended June 30, 2014 and 2013, and the cash flows for the three months ended June 30, 2014 and 2013. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 60.9% of revenues in the fiscal year ended March 31, 2014 (“Fiscal 2014”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the three-month period ended June 30, 2014, the Company has further expanded its distribution channel in anticipation of the peak sales season.  The balance sheet as of March 31, 2014 is derived from the Company’s audited financial statements.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.  We may need to seek additional debt or equity capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital.  See Note 9 for subsequent events.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates could occur in the near term as information becomes available.

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

The following table presents the computation of basic and diluted net income per share for the three months ended June 30, 2014 (in thousands, except per share amounts):

June 30, 2014
Net loss available to common stockholders	$(1,097)
Basic and diluted:
Weighted-average shares outstanding	6,130
Basic and diluted net loss per share	$(0.18)

Employee stock options to purchase approximately 395,000 shares were outstanding and approximately 575,000 warrants to purchase common stock were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive in the periods presented.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of June 30, 2014.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended June 30, 2014, two customers, The Home Depot and Amazon.com, represented 19.4% and 14.3% of the Company’s net revenue, respectively. For the three months ended June 30, 2013, three customers, Amazon.com, Hydrofarm and 3XL Outdoor Media, represented 15.8%, 7.0% and 6.9% of the Company’s net revenue, respectively.

Suppliers:
For the three months ended June 30, 2014, the Company purchased inventories and other inventory-related items from three suppliers totaling $461,000 and $175,000, representing 40.3% and 15.3% of cost of revenue, respectively. For the three months ended June 30, 2013, the Company purchased inventories and other inventory-related items from three suppliers totaling $91,000, $87,000 and $49,000, representing 12.6%, 12.0% and 6.8% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, the risk of an interruption in product sourcing could have an adverse impact on operations.

Accounts Receivable:
As of June 30, 2014, the Company had two customers, The Home Depot and Amazon.com, that represented 74.7% and 9.0% of the Company’s outstanding accounts receivable, respectively.  As of March 31, 2014, the Company had three customers, Amazon.com, Costco.com and The Home Depot, that represented 44.1%, 24.5% and 11.1%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to the fair value of its financial assets and liabilities. ASC 820 provides for a standard definition of fair value to be used in new and existing pronouncements. This guidance requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet at fair value. The fair values presented for certain financial instruments are estimates, which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

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

The carrying value of financial instruments including receivables and accounts payable, approximates their fair value at June 30, 2014 and March 31, 2014 due to the relatively short-term nature of these instruments. As of June 30, 2014 and March 31, 2014, the fair value of the Company's sale of intellectual property liability using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 15%.

In conjunction with a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with the subsidiary, “Scotts Miracle-Gro”) on April 22, 2013, the Company issued a warrant that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock. This warrant was accounted for as a liability at its estimated fair value and is classified as a Level 3 fair value measurement. The Company calculated the fair value of the warrant during the quarter ended June 30, 2014 using a Monte Carlo simulation model.  As of June 30, 2014, the Company measured the warrant at fair value and will continue to do so on a quarterly basis.  As of March 31, 2014, only the warrants discussed above were measured at fair value on a recurring basis subsequent to initial recognition.

	June 30, 2014 (in thousands)		March 31, 2014 (in thousands)
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$-	$-	$-	$-
Sale of intellectual property liability	165	245	171	258
Derivative warrant liability	2,753	2,753	2,530	2,530
Total	$2,918	$2,998	$2,701	$2,788

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $4,000 and $5,000 at June 30, 2014 and March 31, 2014, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2014 and March 31, 2014, the balance in this reserve account was $127,000 and $187,000, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-25-Reporting on Advertising Costs.  As prescribed by ASC 340-20-25, direct-to-consumer advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has re-entered the retail distribution channel, the Company has expanded its advertising to online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expense for the three months ended June 30, 2014 and June 30, 2013, were as follows:

	Three Months Ended June 30, (in thousands)
	2014	2013
Direct-to-consumer	$105	$73
Retail	8	-
Other	$18	$3
Total advertising expense	$131	$76

As of June 30, 2014 and March 31, 2014, the Company deferred $1,000 and $16,000, respectively, related to such media and advertising costs.

Inventory

Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or market.  Included in inventory costs where the Company is the manufacturer are raw materials, labor, and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost.

	June 30,	March 31,
	2014 (in thousands)	2014 (in thousands)
Finished goods	$790	$784
Raw materials	528	527
	$1,318	$1,311

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2014 and March 31, 2014, the Company had reserved $332,000 for inventory obsolescence.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following; (i) a product is shipped under an agreement with a customer; (ii) the risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of June 30, 2014 and March 31, 2014, the Company had accrued $6,000 and $42,000, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a reserve for potential future warranty costs of $9,000 and $11,000 as of June 30, 2014 and March 31, 2014, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of June 30, 2014 and March 31, 2014, the Company has recorded a reserve for customer returns of $36,000 and $61,000, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted.  We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

3.    Notes Payable, Long Term Debt and Current Portion – Long Term Debt

Refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 30, 2014 for a detailed discussion on our previously outstanding Notes Payable, Long Term Debt and Current Portion – Long Term Debt.  The following are the changes to our Notes Payable, Long Term Debt and Current Portion – Long Term Debt for the periods presented.

As of June 30, 2014 and March 31, 2014, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	June 30,	March 31,
	2014 (in thousands)	2014 (in thousands)
Sale of intellectual property liability (see Note 4)	$245	$258
Derivative warrant liability (see Note 4)	2,753	2,530
Total debt	2,998	2,788
Less notes payable and current portion – long term debt	2,998	2,788
Long term debt	$-	$-

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has classified the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The valuation techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 4.  As of June 30, 2014 and March 31, 2014, the estimated fair value of the warrant was $2.8 million and $2.5 million, respectively.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of June 30, 2014 and March 31, 2013, $245,000 and $258,000, respectively, was recorded as a liability on the condensed balance sheets.

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

The Series B Convertible Preferred Stock is convertible into 2.6 million shares of the Company’s common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  The Series B Convertible Preferred Stock does not have a liquidation preference and shall vote on an “as-converted” basis with the common stock.  The stock dividend will accrue from day to day and will be payable in shares of our common stock within thirty days after the end of each fiscal year end.  The stock dividend issuable will be recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheet.  The corresponding charge will be recorded below net income to arrive at net income available to common stockholders.  The Series B Convertible Preferred Stock automatically converts into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Convertible Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Convertible Preferred Stock own 50.1% of the issued and the Company’s then-outstanding common stock, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Convertible Preferred Stock and such exercise of the Warrant.

The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis” (as defined in the Securities Purchase Agreement), constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned by Scotts Miracle-Gro), as calculated as of the date or dates of exercise.  The Warrant can be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021 (the third and eighth anniversary of the closing date, respectively).  In addition, the Warrant can be exercised in any increment; there is no obligation to exercise the entire Warrant at one time.  The exercise price of the Warrant shall be equal to the quotient obtained by dividing:

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

The private offering and sale of the Series B Convertible Preferred Stock and Warrant was conducted in reliance upon exemptions from registration requirements under the Securities Act, including, without limitation, those under Regulation D promulgated under the Securities Act.  Scotts Miracle-Gro is an “accredited investor,” as defined in Rule 501 of Regulation D under the Securities Act.  Because the Series B Convertible Preferred Stock and the Warrant have not been registered under the Securities Act, they may not be reoffered or resold in the United States absent registration or an applicable exemption from registration.

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The Warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $2.8 million as of June 30, 2014. The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period it is exercised or expires. The Company calculated the fair value of the Warrant during the quarter ended June 30, 2014 using a Monte Carlo simulation model.

In conjunction with the private offering of Series B Preferred Stock and the Warrant above, the Company used $950,000 of the net proceeds to repay “in full” (with concessions) a Promissory Note with Main Power, one of the Company’s principal suppliers.  Main Power also released the Company’s pledged collateral and the parties agreed to terminate the Letter Agreement and Promissory Note effective as of April 22, 2013, as further described in Note 3 of the Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 30, 2014.  The Company did not incur any early termination penalties. As of April 23, 2013, there was $237,000 in consignment inventory held by Main Power that was fully reserved for during the three-month period ended June 30, 2013.

In conjunction with the private offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  For more details regarding these agreements, please refer to Note 3 “Scotts Miracle-Gro Transactions” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on June 30, 2014.  See also Note 9 for subsequent events.

5.    Equity Compensation Plans

For the three months ended June 30, 2014, the Company granted zero options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the three months ended June 30, 2013, the Company granted 150,000 options to purchase the Company’s common stock under the 2005 Plan.

During the three months ended June 30, 2014, options to purchase 1,000 shares of common stock were cancelled or expired, and 1,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended June 30, 2013, options to purchase 1,000 shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of June 30, 2014, the Company had granted options to purchase 144,000 shares of the Company’s common stock that are unvested and that will result in $181,000 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of June 30, 2014 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-	Aggregate		average	Weighted-	Aggregate
		Remaining	average	Intrinsic		Remaining	average	Intrinsic
Exercise	Options (in	Contractual	Exercise	Value (in	Options (in	Contractual	Exercise	Value (in
price	thousands)	Life (years)	Price	thousands)	thousands)	Life (years)	Price	thousands)
$1.01	106	3.61	$1.01		$59	3.61	$1.01
$1.10	60	3.75	$1.10		60	3.75	$1.10
$1.21	50	3.75	$1.21		50	3.75	$1.21
$2.20	167	4.17	$2.20		73	4.02	$2.20
$2.42	10	4.27	$2.42		7	4.27	$2.42
$7.00	0	0.02	$7.00		0	0.02	$7.00
$12.00	1	0.19	$12.00		1	0.19	$12.00
$13.00	1	0.12	$13.00		1	0.12	$13.00
	395	3.89	$1.63	$2,024	251	3.79	$1.52	$1,314

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was June 30, 2014.

6.    Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2014 and March 31, 2014, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 3 of Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 30, 2014 for a detailed discussion of any related party transactions during the prior year period. Notes Payable, Long Term Debt and Current Portion – Long Term Debt for disclosure of related party transactions.

8.    Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2014 through June 30, 2014 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, April 1, 2014	575	$20.24	$383
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2014	575	$20.24	$0

As of June 30, 2014, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (years)
50	$2.10	4.27
394	$7.00	2.78
122	$20.00	0.87
1	$25.00	0.27
7	$800.00	0.18
1	$825.00	0.18
575	$20.24	2.47

As discussed in Note 4, the Company also issued a warrant that entitles, but not obligate Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value.  The warrant liability will be re-measured to fair value at the end of each reporting period until it is exercised or expires.  The tables above exclude the warrant issued to Scotts Miracle-Gro because the warrant is not issuable in any certain number of shares, as discussed above.

9.    Subsequent Events

On July 10, 2014, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $4.5 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in three advances of up to $1.0 million, $1.5 million, and $2.0 million in July, August, and September of 2014, respectively, with a due date of February 15, 2015.  The funding will provide general working capital and will be used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum, but will paid in shares of AeroGrow common stock, valued at a price per share equal to the Series B Preferred Conversion Price (which was previously issued in April 2013 to Scotts Miracle-Gro) on the date the Term Loan is paid in full.  The first advance on $1.0 million noted above was borrowed in July 2014.

The unpaid principal balance of the Term Loan, through and including the Interest Payment Trigger Date, shall bear interest at a stated rate of 10% per annum.  Accrued and unpaid interest on the Term Loan is due and payable within thirty (30) days after the Interest Payment Trigger Date (as defined in the Term Loan Agreement), and is payable in shares of the Company’s common stock valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (which was previously issued in April 2013 to Scotts Miracle-Gro) on the business day immediately prior to the Interest Payment Trigger Date.  The Term Loan may be prepaid from time to time, in whole or in part, in an amount greater than or equal to $25,000, without penalty or premium.  Amounts repaid or prepaid in respect of the Term Loan may not be reborrowed.  The Term Loan Agreement has been filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 16, 2014.

As previously reported, the Company entered into a strategic alliance with The Scotts Miracle-Gro Company in April 2013 in which, among other things, the Company issued: (i) 2,649,007 shares of Series B Convertible Preferred Stock to a wholly owned subsidiary of Scotts Miracle-Gro; and (ii) a warrant to purchase shares of the Company’s common stock for an aggregate purchase price of $4.0 million.  As reported in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, Scotts Miracle-Gro beneficially owns approximately 30.2% of the Company’s common stock (on an as-converted basis).  The Term Loan Agreement was approved by disinterested members of the Company’s Board of Directors.

On August 5, 2014, AeroGrow issued 390,092 shares of common stock to SMG Growing Media, a wholly owned subsidiary of Scotts Miracle-Gro, pursuant to the Technology Licensing Agreement, Brand License and the Certificate of Designation of Series B Convertible Preferred Stock.  As previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014, payments to SMG Growing Media under the Technology Licensing Agreement, Brand License and the Certificate of Designation of Series B Convertible Preferred Stock are made in the Company’s common stock, based upon the conversion price of the Series B Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2014 and June 30, 2013.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us,”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2014.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

On July 10, 2014, the Company entered into a Term Loan Agreement in the principal amount of up to $4.5 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in three advances of up to $1.0 million, $1.5 million, and $2.0 million in July, August, and September of 2014, respectively, with a due date of February 15, 2015.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum, but will paid in shares of AeroGrow common stock, valued at a price per share equal to the Series B Preferred Conversion Price on the date the Term Loan.  The funding will provide general working capital and will be used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  See Note 9 “Subsequent Events” to our condensed financial statements.

Results of Operations

Three Months Ended June 30, 2014 and June 30, 2013

Summary Overview
For the three months ended June 30, 2014, we generated $1.7 million of total revenue, an increase of 49.9%, or $560,000, relative to the same period in the prior year.  Due to our continued focus on increasing our retail distribution, retail sales increased 272.9% to $630,000.  Direct-to-consumer sales increased 32.4%, to $1.0 million, reflecting increased size in our active customer database, new products (particularly AeroGardens with LED lighting systems), the co-branding agreement with Scotts Miracle-Gro, more available inventory, and joint marketing programs with Scotts Miracle-Gro.

For the three months ended June 30, 2014, AeroGarden sales increased by 36.5% from the prior year period and seed pod kit and accessory sales increased by 76.5% over prior year period.  AeroGarden sales represented 60.6% of total revenue, as compared to 66.6% in the prior year period.  This percentage decrease, on a product line basis, was attributable to existing and new customers purchasing seed pod kits and accessories.  Seed pod kit and accessory sales increased as a percent of the total to 39.4% from 33.4% in the prior year period as a result of the use of and increased growth in the AeroGarden sales during the last six months of Fiscal 2014.  The increased size of our active customer database due to the many new customers who have entered the franchise were essential to this increase in seed kit and accessory sales.

During the three months ended June 30, 2014, we spent $131,000 in advertising expenditures to support our direct-to-consumer and retail channels, a $55,000 or 72.6% year-over-year increase compared to the same period in Fiscal 2014. These expenditures were divided as follows:

•
Direct-to-consumer advertising increased $32,000 to $105,000 during the three months ended June 30, 2014, primarily reflecting increased spending on catalogs.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, decreased 8.4% to $9.94 for the three months ended June 30, 2014, as compared to $10.85 for the same period in Fiscal 2014.

•
Retail advertising increased to $8,000 from $0 for the three months ended June 30, 2014 and June 30, 2013, respectively, as the Company focused on driving product awareness on behalf of our retail partners.

•
Media and related expenses increased $15,000 to $18,000 during the three months ended June 30, 2014, reflecting the company’s emerging use of this channel of communication and the increased Company profile after the Scotts Miracle-Gro transaction.

Our gross margin for the three months ended June 30, 2014 was 32.0%, down from 35.8% in the prior year period, as we shifted our revenue mix from higher margin direct-to-consumer customers to lower margin wholesale sales to retailers.  During the quarter we experienced lower margins associated with in-store trials with several key retailers.  We anticipated these low margins and believe they will be temporary because we are bringing new manufacturers on-line that will provide us with lower unit costs.   We also increased our warranty costs in support of significantly higher AeroGarden sales.

In aggregate, our total operating expenses increased 31.9%, or $284,000, year-over-year, principally because we spent more in anticipation of future growth in all operating expense categories.  We spent $83,000 more on sales and marketing personnel in an effort to promote the retail sales channel.  We spent $55,000 more in advertising to further drive product awareness.  As a result of efforts to prepare for growth, our operating loss was $636,000 for the three months ended June 30, 2014, as compared to an operating loss of $489,000 in the prior year period.

Net other expense for the three months ended June 30, 2014 totaled $221,000, as compared to net other income of $482,000 in the prior year period.  The net other expense in the current period includes $223,000 of non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.  The net other income in the prior year period included a gain of $489,000 attributable to the repayment and settlement of the MainPower note.

Net loss for the three months ended June 30, 2014 was $857,000, as compared to the $7,000 loss a year earlier.  The net loss reflected the increased operating expenses and decreased margins due to sales into the retail channel, partially offset by the higher sales attributable to the popularity of cobranded Scotts Miracle-Gro products and an increase in advertising dollars spent.  Additionally, the prior year period included a gain of $489,000 attributable to the repayment and settlement of the MainPower note.

The following table sets forth, as a percentage of sales, our financial results for the three months ended June 30, 2014 and the three months ended June 30, 2013:

	Three Months Ended June 30,
	2014	2013
Net revenue
Direct-to-consumer	62.0%	70.2%
Retail	37.4%	15.0%
International	0.6%	14.8%
Total net revenue	100.0%	100.0%

Cost of revenue	68.0%	64.2%
Gross profit	32.0%	35.8%

Operating expenses
Research and development	4.9%	5.4%
Sales and marketing	32.2%	37.7%
General and administrative	32.7%	36.3%
Total operating expenses	69.8%	79.2%
Loss from operations	(37.8)%	(43.4)%

Revenue
For the three months ended June 30, 2014, revenue totaled $1.7 million, a year-over-year increase of 49.9% or $560,000, from the three months ended June 30, 2013.

	Three Months Ended June 30, (in thousands)
Net revenue	2014	2013
Direct-to-consumer	$1,043	$788
Retail	630	169
International	10	166
Total	$1,683	$1,123

Direct-to-consumer sales for the three months ended June 30, 2014 totaled $1.0 million, up $255,000, or 32.4%, from the prior year period.  The increase in direct-to-consumer channels was caused by an increased size in our active customer database, demand for our new products (particularly AeroGardens with LED lighting systems) and the increased availability of the various cobranded AeroGardens.

Sales to retailer customers for the three months ended June 30, 2014 totaled $630,000, up $461,000, or 272.9%, principally reflecting our continued growth into our retail accounts such as The Home Depot, and Costco.com, as well as growth in the existing Amazon.com account.  We tested our products in several retail stores during the period in anticipation of the continued retail expansion throughout the year.

International sales for the three months ended June 30, 2014 totaled $10,000, down $156,000, or 93.7%, from the same period in the prior fiscal year. Sales in both periods principally reflect the timing of reorders from existing international distributors only.  This decline is also a result of our shifting focus to build the North American retail market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2014 and June 30, 2013 is as follows:

	Three Months Ended June 30, (in thousands)
	2014	2013
Product revenue
AeroGardens	$1,020	$747
Seed pod kits and accessories	663	376
Total	$1,683	$1,123
% of total revenue
AeroGardens	60.6%	66.6%
Seed pod kits and accessories	39.4%	33.4%
Total	100.0%	100.0%

AeroGarden sales increased $273,000, or 36.5%, from the prior year period, reflecting increased retail channel sales and increased sales of gardens in our Direct-to-Consumer channel.  The increase in seed pod kit and accessory sales, which increased by $287,000, or 76.5%, principally reflects the prior period focus on acquiring new AeroGarden customers, who consistently purchase seed pod kits and accessories after purchasing and using new AeroGardens.  For the three months ended June 30, 2014, sales of seed pod kits and accessories represented 39.4% of total revenue, as compared to 33.4% in the prior year period.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2014 totaled $1.1 million, an increase of $422,000, or 58.5%, from the three months ended June 30, 2013.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 68.0% of revenue as compared to 64.2% for the quarter ended June 30, 2013.  The increase in costs as a percent of revenue reflected the shift of our revenue mix from higher margin direct-to-consumer customers to lower margin retailers.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the quarter ended June 30, 2014 was 32.0% as compared to 35.8% for the quarter ended June 30, 2013.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, primarily Amazon.com and The Home Depot.  During the quarter we experienced notably low margins associated with in-store trials with several key retailers.  We anticipated these low margins and believe they will be temporary in that we are bringing new manufacturers on-line that will provide us with lower unit production costs.

Sales and Marketing
Sales and marketing costs for the three months ended June 30, 2014 totaled $542,000, as compared to $423,000 for the three months ended June 30, 2013, an increase of 28.2%, or $119,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended June 30, (in thousands)
	2014	2013
Advertising	$131	$76
Personnel	311	228
Sales commissions	4	4
Other	96	115
	$542	$423

Advertising expense is composed primarily of catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  Total advertising expense was $131,000 for the quarter ended June 30, 2014, a year-over-year increase of 72.6%, or $55,000, primarily because we participated in various promotional programs to increase product awareness of our cobranded product line with the Miracle-Gro AeroGarden trade name, along with growth in our web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2014, personnel costs for sales and marketing were $311,000, up $83,000 or 36.4% from the three months ended June 30, 2013.   The increase reflected increased headcount necessary to cobrand and reintroduce our products into the retail channels and related payroll and stock option expenses.

Other marketing expenses decreased year-over-year as the prior year expenses included expenses for manufacturing realignment in China, partially offset by current year public relations program expenses, increased travel, along with sign and display advertising at specific retail locations.

General and Administrative
General and administrative costs for the three months ended June 30, 2014 totaled $551,000, as compared to $407,000 for the three months ended June 30, 2013, an increase of 35.2%, or $144,000. The increase was attributable to expenses associated with an investor relations program and an increase in the general cost of employee benefits, partially offset by a decrease in expenses associated with manufacturing realignment in China.

Research and Development
Research and development costs for the quarter ended June 30, 2014 totaled $82,000, an increase of $21,000 from the quarter ended June 30, 2013.  The increase principally reflected expenses related to product testing to support new product development activities in the current and prior year.  The increase reflects the ongoing certification and testing of the LED products introduced in the prior year and the support of new products development activities, as we continue to leverage design work from prior years in development and testing of products.

Operating Loss and EBITDA
Our operating loss for the three months ended June 30, 2014 was $636,000, an increase of $146,000 over the $489,000 operating loss for the three months ended June 30, 2013.  The increased operating loss was attributable to operating expenses to support future growth in both the retail distribution and direct-to consumer channels.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro intellectual property royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA loss for the quarter ended June 30, 2014 totaled $453,000, which was $74,000 higher than the $379,000 of Adjusted EBITDA loss recorded during the prior year quarter.

	Three Months Ended June 30, (in thousands)
	2014	2013
Loss from operations	$(636)	$(489)
Add back non-cash items:
Depreciation	44	37
Amortization	-	1
Stock based compensation	53	44
Common stock warrant expense	18	-
Scott’s Miracle-Gro intellectual property royalty and branding license	68	28
Total non-cash items	183	110
Adjusted EBITDA	$(453)	$(379)

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

Net Income and Loss
For the three months ended June 30, 2014, we recorded a net loss of $857,000, a $850,000 increase over the $7,000 net loss for the three months ended June 30, 2013.  The increase in the net income reflected the increased expenses to support future revenue growth, and lower margin retail sales.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $563,000 for the three months ended June 30, 2014, as compared to cash used of $268,000 in the prior year period.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt expense, and the gain on the forgiveness of debt, totaled to a net loss of $392,000 for the three months ended June 30, 2014, as compared to a net gain of 381,000 in the prior year period.  The decrease principally reflected non-cash charges arising from the gain on forgiveness of debt in the prior year period.

Changes in current assets provided net cash of $13,000 during the three months ended June 30, 2014, principally from increases in prepaid assets offset by decreases in accounts receivable balances as we moved away from the peak season.

As of June 30, 2014, the total inventory balance was $1.3 million, representing approximately 80 days of sales activity, and 105 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended June 30, 2014, respectively.  The days in inventory calculation is based on the three months of sales activity can be greatly impacted by the seasonality of our sales, which are at their highest level during our quarter ending December 31.

Current operating liabilities decreased $111,000 during the three months ended June 30, 2014, principally because of a decrease in all operating liability accounts.  Accounts payable as of June 30, 2014 totaled $568,000, representing approximately 19 days of daily expense activity, and 22 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended June 30, 2014, respectively.

Net investment activity used $29,000 of cash in the current year period, principally because of purchases of equipment.

Net financing activity provided net cash of $1,000 during the three months ended June 30, 2014, principally due the exercise of stock options.

As of June 30, 2014, we had a cash balance of $1.1 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $1.7 million as of March 31, 2014, of which $15,000 was restricted.

As of June 30, 2014 and March 31, 2014, we have no outstanding long-term debt.  However, on July 10, 2014, the Company entered into a short-term Term Loan with Scotts Miracle-Gro in the principal amount of up to $4.5 million in order to provide working capital for the upcoming peak selling season.  See Note 9 “Subsequent Events” to the condensed financial statements.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $1.1 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 30, 2014,
•	our cash of $1.3 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of August 5, 2014,
•
continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan of up to $4.5 million from Scotts Miracle-Gro (as described below and in Note 9 “Subsequent Events” to the condensed financial statements),

•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of  our direct-to-consumer sales initiatives, and the acceptance of the product at our various retail distribution customers

In the first quarter of Fiscal 2014, we entered into a Securities Purchase Agreement with a wholly owned subsidiary of Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired the following securities for an aggregate purchase price of $4.0 million; (i) 2.6 million shares of our Series B Convertible Preferred Stock, par value $0.001 per share, and (ii) a warrant to purchase shares of our common stock.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company totaled to $3.8 million.  In addition, we also agreed to sell all intellectual property associated with our Hydroponic IP, other than the AeroGrow and AeroGarden trademarks, to Scotts Miracle-Gro for $500,000.  Finally, we repaid the outstanding balance on the MainPower Promissory Note, in full for $950,000, combined with an inventory reserve of $237,000 resulting in a net gain of $489,000.

On July 10, 2014, the Company entered into a Term Loan Agreement in the principal amount of up to $4.5 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in three advances of up to $1.0 million, $1.5 million, and $2.0 million in July, August, and September of 2014, respectively, with a due date of February 15, 2015.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum, but will paid in shares of AeroGrow common stock, valued at a price per share equal to the Series B Preferred Conversion Price on the date the Term Loan.  The funding will provide general working capital and will be used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The first advance on $1.0 million noted above was borrowed in July 2014.  See Note 9 “Subsequent Events” to our condensed financial statements.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should also carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2014, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 5, 2014, AeroGrow issued 390,092 shares of common stock to SMG Growing Media, a wholly owned subsidiary of The Scotts Miracle-Gro Company, pursuant to the Technology Licensing Agreement, Brand License and the Certificate of Designation of Series B Convertible Preferred Stock.  See Note 9 “Subsequent Events” to the consolidated financial statements.  As previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014, payments to SMG Growing Media under the Technology Licensing Agreement, Brand License and the Certificate of Designation of Series B Convertible Preferred Stock are made in the Company’s common stock, based upon the conversion price of the Series B Preferred Stock.

On August 7, disinterested members of the Board of Directors of the Company and its Compensation Committee approved the following stock option awards for executive officers of the Company, all of which were granted under the Company’s 2005 Equity Compensation Plan, as amended:

Executive	Title	Stock Option Award

J. Michael Wolfe	President, CEO and Director	33,000
John K. Thompson	SVP, Sales and Marketing	17,000
Grey H. Gibbs	VP of Accounting	7,500

The stock options have an exercise price of $5.31 per share, the closing price of the Company’s common stock on the date of grant.  The stock options vest in eight equal quarterly installments, beginning on November 7, 2014 and ending on August 7, 2016, and expire on August 7, 2019, the fifth anniversary of the date of grant.

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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)
4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.2	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.3	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)
10.1	Term Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed July 16, 2014)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: August 11, 2014	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 11, 2014	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Vice President Accounting (Principal Finance Officer)