Form 10-Q
period 2014-09-30
AeroGrow International, Inc.
filed 2014-11-10
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Number of shares of issuer's common stock outstanding as of November 5, 2014:  6,536,018

AeroGrow International, Inc.

FORM 10-Q REPORT
September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2014	March 31, 2014
(in thousands, except per share and share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$1,140	$1,707
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $9 and $5 at September 30, 2014 and March 31, 2014, respectively	911	573
Other receivables	81	187
Inventory	5,017	1,311
Prepaid expenses and other	789	306
Total current assets	7,953	4,099
Property and equipment, net of accumulated depreciation of $3,129 and $3,024 at September 30, 2014 and March 31, 2014, respectively	555	298
Other assets
Intangible assets	2	2
Deposits	156	145
Total other assets	158	147
Total assets	$8,666	$4,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,702	$553
Accrued expenses	436	306
Deferred rent	-	3
Notes payable	2,537	-
Derivative warrant liability	2,742	2,530
Debt associated with sale of intellectual property	232	258
Total current liabilities	8,649	3,650
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 issued and outstanding at September 30, 2014 and March 31, 2014	3	3
Common stock, $.001 par value, 750,000,000 shares authorized, 6,536,018 and 6,129,326 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	7	6
Additional paid-in capital	81,145	79,563
Stock dividend to be distributed	446	1,456
Accumulated deficit	(81,584)	(80,134)
Total stockholders' equity	17	894
Total liabilities and stockholders' equity	$8,666	$4,544

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net revenue	$1,707	$676	$3,390	$1,799
Cost of revenue	1,083	388	2,227	1,110
Gross profit	624	288	1,163	689

Operating expenses
Research and development	115	85	198	146
Sales and marketing	484	325	1,026	748
General and administrative	506	399	1,056	806
Total operating expenses	1,105	809	2,280	1,700

(Loss) from operations	(481)	(521)	(1,117)	(1,011)

Other (expense) income, net
Fair value changes in derivative warrant liability	11	(12)	(212)	(12)
Interest expense	-	(21)	-	(52)
Interest expense – related party	(37)	(3)	(37)	(6)
Other income	-	16	2	533
Total other (expense) income, net	(26)	(20)	(247)	463

Net (loss)	$(507)	$(541)	$(1,364)	$(548)
Less: Deemed dividend on convertible preferred stock	-	-	-	(268)
Change in fair value of preferred stock dividend	154	(81)	(86)	(141)
Net income (loss) attributable to common shareholders	$(353)	$(622)	$(1,450)	$(957)
Net loss per share, basic and diluted	$(0.06)	$(0.11)	$(0.23)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	6,405	5,905	6,268	5,905

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2014	2013
(in thousands)
Cash flows from operating activities:
Net (loss)	$(1,364)	$(548)
Adjustments to reconcile net (loss) to cash used by operations:
Issuance of common stock and options under equity compensation plans	136	87
Issuance of common stock warrants	37	-
Depreciation and amortization expense	105	71
Bad debt (recovery) expense	(1)	2
Fair value remeasurement of derivative warrant liability	212	12
Accretion of debt associated with sale of intellectual property	(26)	(22)
Gain on the forgiveness of debt	-	(489)
Amortization of debt issuance costs	-	13
SMG intellectual property royalty and branding license	135	47
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(338)	93
Decrease in other receivable	106	111
(Increase) in inventory	(3,705)	(112)
(Increase) in prepaid expense and other	(482)	(296)
(Increase) in deposits	(11)	-
Increase in accounts payable	2,302	(35)
Increase (decrease) in accrued expenses	130	(106)
Increase in accrued interest	-	39
Increase in accrued interest-related party	37	7
(Decrease) in customer deposits	-	(70)
(Decrease) in deferred rent	(3)	-
Net cash used by operating activities	$(2,730)	$(1,196)
Cash flows from investing activities:
Decrease in restricted cash	-	17
Purchases of equipment	(362)	(138)
Proceeds from the sale of intellectual property	-	500
Net cash (used) provided by investing activities	$(362)	$379
Cash flows from financing activities:
Proceeds from notes payable, net	2,500	-
Repayments of notes payable	-	(246)
Repayments of notes payable – related party	-	(54)
Repayments of long term debt borrowings	-	(1,160)
Proceeds from the exercise of stock options	25	-
Proceeds from the issuance of preferred stock	-	4,000
Payments for offering costs of preferred stock	-	(157)
Net cash provided by financing activities	$2,525	$2,383
Net (decrease) increase in cash	(567)	1,566
Cash, beginning of period	$1,707	525
Cash, end of period	$1,140	$2,091

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Six months ended September 30, (in thousands)
	2014	2013
Cash paid during the year for:
Interest	$-	$37
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock	$-	$268
Decrease of inventory associated with debt settlement	$-	$237
Fair value of derivative warrant liability	$-	$564
Fair value of warrant issued to placement agent	$-	$108
Debt associated with sale of intellectual property	$-	$297
Change in fair value of stock dividends accrued on convertible preferred stock	$86	$141
Decrease in liability due to issuance of SMG shares	$288	$-

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     Description of Business

AeroGrow International, Inc. (the “Company," “AeroGrow,” “we,” “our,” or “us”) was formed as a Nevada corporation on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets seven different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2014, the results of operations for the three and six months ended September 30, 2014 and 2013, and the cash flows for the six months ended September 30, 2014 and 2013. The results of operations for the three and six months ended September 30, 2014 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 60.9% of revenues in the fiscal year ended March 31, 2014 (“Fiscal 2014”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the six-month period ended September 30, 2014, the Company has continued to expand its distribution channel in anticipation of the peak sales season.  The balance sheet as of March 31, 2014 is derived from the Company’s audited financial statements.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

On July 10, 2014, the Company entered into a Term Loan Agreement in the principal amount of up to $4.5 million with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”). The proceeds were made available as needed in three advances of up to $1.0 million, $1.5 million, and $2.0 million in July, August, and after September of 2014, respectively, with a due date of February 15, 2015.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum, but will paid in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (the “Series B Preferred Stock”), (which was previously issued to Scotts Miracle-Gro in April 2013, as disclosed in Note 4 below) up to 30 days after the date the Term Loan is paid in full.  The funding provided general working capital and was used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The first advance of $1.0 million was borrowed in July 2014 followed by an additional $1.5 million in August 2014.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if it had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  All potentially dilutive securities outstanding have been excluded for the periods presented since their effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of September 30, 2014.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended September 30, 2014, the Company had two customers, BJ’s Wholesale Club and Amazon.com, that represented 30.4% and 18.4% of net revenue, respectively.  For the three months ended September 30, 2013, the Company had two customers, Amazon.com and Canadian Tire Company, that represented 27.0% and 11.6% of the Company’s net revenue, respectively. For the six months ended September 30, 2014, the Company had two customers, Amazon.com and BJ’s Wholesale Club, that represented 16.4% and 15.3% of the Company’s net revenue, respectively. For the six months ended September 30, 2013, the Company had one customer, Amazon.com, that represented 18.0% of the Company’s net revenue.

Suppliers:
For the three months ended September 30, 2014, the Company purchased inventories and other inventory-related items from six suppliers totaling $2.4 million, $982,000, $549,000, $373,000, $147,000 and $116,000, representing 218.7%, 90.6%, 50.7%, 34.4%, 13.6% and 10.7% of cost of revenue, respectively, as we ramp up inventory levels for the holiday season. For the three months ended September 30, 2013, the Company purchased inventories and other inventory-related items from four suppliers totaling $489,000, $194,000, $65,000 and $44,000, representing 125.8%, 50.0%, 16.7% and 11.3% of cost of revenue, respectively. For the six months ended September 30, 2014, the Company purchased inventories and other inventory-related items from five suppliers totaling $2.8 million, $1.0 million, $549,000, $390,000 and $322,000, representing 127.1%, 47.1%, 24.7%, 17.5% and 14.5% of cost of revenue, respectively. For the six months ended September 30, 2013, the Company purchased inventories and other inventory-related items from four suppliers totaling $530,000, $285,000, $93,000 and $65,000, representing 47.8%, 25.7%, 8.3% and 5.9% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation, third-party labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on our operations.

Accounts Receivable:
As of September 30, 2014, the Company had two customers, BJ’s Wholesale club and Amazon.com, that represented 56.9% and 22.7% of the Company’s outstanding accounts receivable.  As of March 31, 2014, the Company had three customers, Amazon.com, Costco.com and The Home Depot, that represented 44.1%, 24.5% and 11.1%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants.  ASC 820 also provides a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1 as this data is the most reliable, and the lowest priority given to Level 3.

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

The carrying value of financial instruments including receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2014 and March 31, 2014 due to the relatively short-term nature of these instruments. As of September 30, 2014 and March 31, 2014, the fair value of the Company's debt, notes payable, and sale of intellectual property liability using Level 3 inputs was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate of 15%.

In conjunction with the Securities Purchase Agreement and strategic alliance Scotts Miracle-Gro, the Company issued a warrant that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock. This warrant was accounted for as a liability at its estimated fair value. The Company calculated the fair value of the warrant during the quarter ended September 30, 2014 using a Monte Carlo simulation model.

	September 30, 2014 (in thousands)		March 31, 2014 (in thousands)
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable	$2,469	$2,537	$-	$-
Derivative warrant liability	2,742	2,742	2,530	2,530
Sale of intellectual property liability	158	232	171	258
Total	$5,369	$5,511	$2,701	$2,788

As of September 30, 2014, the Company measured the warrant at fair value and will continue to do so on a recurring basis subsequent to initial recognition. As of March 31, 2014, the Company did not have any financial assets or other liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $9,000 and $5,000 at September 30, 2014 and March 31, 2014, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of September 30, 2014 and March 31, 2014, the balance in this reserve account was $81,000 and $187,000, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct- to-consumer catalogues, and related direct- to-consumer advertising costs, in accordance with ASC 340-20-25-Reporting on Advertising Costs.  As prescribed by ASC 340-20-25, direct- to-consumer advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

Advertising expense for the three and six months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, (in thousands)		Six Months Ended September 30, (in thousands)
	2014	2013	2014	2013
Direct-to-consumer	$63	$40	$168	$112
Retail	5	2	13	2
Other	-	1	18	4
Total advertising expense	$68	$43	$199	$118

As of September 30, 2014 and March 31, 2014, the Company deferred $8,000 and $16,000, respectively, related to such media and advertising costs.

Inventory

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market.  Included in inventory costs where the Company is the manufacturer are raw materials, labor, and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ASC 330 Inventory Pricing.  A majority of the Company’s products are manufactured overseas and are recorded at landed cost which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.

	September 30,	March 31,
	2014 (in thousands)	2014 (in thousands)
Finished goods	$3,954	$784
Raw materials	1,063	527
	$5,017	$1,311

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2014 and March 31, 2014, the Company had reserved $332,000 for inventory obsolescence.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following; (i) a product is shipped under an agreement with a customer; (ii) the risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. As of September 30, 2014 and March 31, 2014, the Company had accrued $39,000 and $42,000, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $17,000 and $11,000 as of September 30, 2014 and March 31, 2014, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of September 30, 2014 and March 31, 2014, the Company has recorded a reserve for customer returns of $33,000 and $61,000, respectively.

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

As of September 30, 2014 and March 31, 2014, the outstanding balance of the Company’s notes payable and debt, including accrued interest, is as follows:

	September 30,	March 31,
	2014 (in thousands)	2014 (in thousands)
Notes payable	$2,537	$-
Derivative warrant liability (see Note 4)	2,742	2,530
Sale of intellectual property liability (see Note 4)	232	258
Total debt	5,511	2,788
Less notes payable and current portion – long term debt	5,511	2,788
Long Term Debt	$-	$-

Scotts Miracle-Gro Term Loan

On July 10, 2014, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $4.5 million with Scotts Miracle-Gro.  The proceeds were made available as needed in three advances of up to $1.0 million, $1.5 million, and $2.0 million in July, August, and after September of 2014, respectively, with a due date of February 15, 2015.  The funding provided general working capital and was used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum, but will paid in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (which was previously issued to Scotts Miracle-Gro in April 2013).  The accrued and unpaid interest on the Term Loan is due and payable within thirty (30) days after the Interest Payment Trigger Date (as defined in the Term Loan Agreement).  The Term Loan may be prepaid from time to time, in whole or in part, in an amount greater than or equal to $25,000, without penalty or premium.  Amounts repaid or prepaid in respect of the Term Loan may not be reborrowed.  The Term Loan Agreement has been filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 16, 2014.  As of September 30, 2014, the outstanding balance of the Term Loan, including accrued interest, was $2.5 million and we were current and in compliance with all terms and conditions.  See Note 9 for subsequent events.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock and a warrant to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has classified the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The valuation techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 4.  As of September 30, 2014 and March 31, 2014, the estimated fair value of the warrant was $2.7 million and $2.5 million, respectively.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of September 30, 2014 and March 31, 2014, $232,000 and $258,000, respectively, was recorded as a liability on the condensed balance sheets.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to Main Power.

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

The Series B Preferred Stock is convertible into 2,649,007 shares of the Company’s common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock does not have a liquidation preference and shall vote on an “as-converted” basis with the common stock.  The stock dividend will accrue from day to day and will be payable in shares of our common stock within thirty days after the end of each fiscal year end.  The stock dividend issuable will be recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheet.  The corresponding charge will be recorded below net income to arrive at net income available to common shareholders.  The Series B Preferred Stock automatically converts into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and the Company’s then-outstanding common stock, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $2.7 million as of September 30, 2014. The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period it is exercised or expires. The Company calculated the fair value of the Warrant during the quarter ended September 30, 2014 using a Monte Carlo simulation model.

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

In conjunction with the private offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. For more details regarding these agreements, please refer to Note 3 “Scotts Miracle-Gro Transactions” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on June 30, 2014.  See also Note 3 for the Term Loan with Scotts Miracle-Gro.

5.     Equity Compensation Plans

For the three and six months ended September 30, 2014, the Company granted 93,000 options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the three and six months ended September 30, 2013, the Company granted 150,000 options to purchase the Company’s common stock under the 2005 Plan.

During the three and six months ended September 30, 2014, options to purchase 2,000 shares of common stock were cancelled or expired.  During the three months ended September 30 2014, 16,000 shares and during the six months end September 30, 2014, 17,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three and six months ended September 30, 2013, options to purchase 32,000 shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of September 30, 2014, unvested options to purchase an aggregate of 203,000 shares of the Company’s common stock were outstanding.  The Company will incur up to $387,000 of compensation expense in future periods if these options fully vest.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2014 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Exercise price range	Options (in thousands)	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price	Aggregate Intrinsic Value (in thousands)	Options (in thousands)	Weighted-average Remaining Contractual Life (years)	Weighted- average Exercise Price	Aggregate Intrinsic Value (in thousands)
$1.01	106	3.36	$1.01		72	3.36	$1.01
$1.10	50	3.50	$1.10		50	3.50	$1.10
$1.21	50	3.50	$1.21		50	3.50	$1.21
$2.20	162	3.94	$2.20		82	3.87	$2.20
$2.42	10	4.02	$2.42		9	4.02	$2.42
$5.31	93	4.85	$5.31		5	4.85	$5.31
	471	3.90	$2.33	$984	268	3.62	$1.55	$716

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was September 30, 2014.

6.     Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2014 and March 31, 2014, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.     Related Party Transactions

See above Note 3 Notes Payable, Long Term Debt and Current Portion – Long Term Debt for disclosure of related party transactions.  See Note 3 of our Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 30, 2014 for a detailed discussion of any related party transactions during the prior year period.

8.     Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2014 through September 30, 2014 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2014	575	$20.24	$383
Granted	-	-
Exercised	-	-
Expired	(8)	802.09
Outstanding, September 30, 2014	567	$9.39	$105

As of September 30, 2014, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (Years)
50	$2.10	4.02
394	$7.00	2.53
122	$20.00	0.62
1	$25.00	0.08
567	$9.39	2.25

As discussed in Note 4, the Company also issued a warrant that entitles, but does not obligate Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value.  The warrant liability will be re-measured to fair value at the end of each reporting period until it is exercised or expires.  The tables above exclude the warrant issued to Scotts Miracle-Gro because the number of shares issuable upon exercise of the warrant is not determinable, as discussed above.

9.     Subsequent Events

On October 14, 2014, the Company exercised the final draw of $2.0 million on the Term Loan Agreement entered into on July 10, 2014, in the principal amount of up to $4.5 million, with Scotts Miracle-Gro.  The proceeds were made available as needed in three advances of up to $1.0 million, $1.5 million, and $2.0 million in July, August, and September of 2014, respectively, with a due date of February 15, 2015.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum, but will paid in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan.  The funding provided general working capital and was used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The first advance on $1.0 million was borrowed in July 2014, followed by an additional $1.5 million and $2.0 million in August and October 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2014 and September 30, 2013.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2014.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

In April 2013, we entered into a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”). Pursuant to the Securities Purchase Agreement, we issued (i) 2.6 million shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement.

Pursuant to the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, the strategic alliance allows us to use the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We intend to use our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels.

On July 10, 2014, the Company entered into a Term Loan Agreement in the principal amount of up to $4.5 million with Scotts Miracle-Gro. The proceeds were made available as needed in three advances of up to $1.0 million, $1.5 million, and $2.0 million in July, August, and after September of 2014, respectively, with a due date of February 15, 2015.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum, but will paid in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Stock, (which was previously issued to Scotts Miracle-Gro in April 2013) up to 30 days after the date the Term Loan is paid in full.  The funding provided general working capital and was used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.   See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

Results of Operations

Three Months Ended September 30, 2014 and September 30, 2013

Summary Overview
For the three months ended September 30, 2014, total revenue of $1.7 million was up 152.5%, or $1.0 million, relative to the same period in the prior year.  The increase was primarily due to a $782,000, or 526.4%, increase in sales to the retail channel due an increase in sales to existing accounts (namely Amazon and Costco.com) and to newly acquired retail accounts (namely BJ’s Wholesale Club). Sales in direct-to-consumer channels were also up by $243,000 or 46.7%, primarily due to increased marketing activity versus the prior year, an increased base of AeroGardens causing more consumers to purchase our seed pod kits and grow bulbs and due to higher stocking levels in the channel versus the prior year as we co-branded our product line with the Scotts Miracle-Gro trade name.  Sales to international distributors increased by 97.0% to $13,000 in the three months ended September 30, 2014 relative to the same period in the prior year.

For the three months ended September 30, 2014, AeroGarden sales increased by 456.3% from the prior year period due to the large increase in retail sales, which were primarily garden sales.  Seed pod kit and accessory sales increased by 23.6% over prior year period as our established base of AeroGardeners continues to grow.  AeroGarden sales represented 70.7% of total revenue, as compared to 32.1% in the prior year period.  This percentage increase, on a product line basis, was attributable to sales to newly acquired retail accounts.  Seed pod kit and accessory sales decreased as a percent of the total to 29.9% from 61.2% even though overall revenue from seed pod kits and accessories increased, again due to the large increase in AeroGarden sales to retailers, which grew faster than seed pod kit sales.

During the three months ended September 30, 2014, we spent $68,000 in advertising expenditures to support our direct-to-consumer and retail channels, a $25,000 or 59.3% year-over-year increase compared to the same period ended September 30, 2013. These expenditures were divided as follows:

•
Direct-to-consumer advertising increased $23,000 to $63,000 during the three months ended September 30, 2014, primarily reflecting increased spending on pay per click and digital display advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales generated per dollar of related advertising expense continued to be strong, although the ratio decreased 8.7% to $12.19 for the three months ended September 30, 2014, as compared to $13.35 for the same period in Fiscal 2014.

•	Retail advertising increased to $5,000 from $2,000 for the three months ended September 30, 2014 and September 30, 2013, respectively.

•
Media and related expenses decreased $1,000 to $0 during the three months ended September 30, 2014, reflecting the Company’s limited exposure in this channel of communication and the increased focus on driving sales with more direct advertising.

Our gross margin for the three months ended September 30, 2014 was 36.5%, down from 42.6% in the prior year period.  This decline was anticipated as we shift our channel mix from higher margin direct- to-consumer and seed pod kit sales to lower margin retailers.  In addition, AeroGarden sales have lower margins than seed pod kit sales, so we can expect lower margins as we ramp up sales of gardens to increase our installed base of consumers.  We also increased our warranty reserves in support of significantly higher AeroGarden sales.

In aggregate, our total operating expenses increased 36.6% or $296,000 year-over-year, principally because we spent more in all operating expense categories to support the increase in current quarter revenue and anticipated future growth.  Even with this increase, operating expenses as a percentage of total revenue decreased significantly, by 55.0% year over year.  We spent $113,000 more in personnel-related expenses to expand our sales and marketing operation and support customer service as our established base of AeroGardens and awareness in the marketplace grows.  We spent $25,000 more in advertising and $37,000 in investor relations to further drive product and investor awareness.  Additionally, we spent more in ongoing certification and testing of our existing and new products introduced in the prior year.  Due to our higher sales, offset by increased expenditures to drive growth, our operating loss improved to $481,000 for the three months ended September 30, 2014, as compared to an operating loss of $521,000 in the prior year period.

Other income and expense for the three months ended September 30, 2014 totaled to a net other expense of $26,000, as compared to net other expense of $20,000 in the prior year period.  The net other expense in the current period includes $11,000 of non-cash income relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.  For the three months ended September 30, 2013, net other expense included $12,000 of non-cash expense relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

The net loss for the three months ended September 30, 2014 improved to $507,000, as compared to the $541,000 loss in the prior year.  The decreased net loss is due to higher overall sales, which are a result of the accelerating popularity of cobranded Miracle-Gro AeroGarden products, offset by an increase in operating expenses to meet current and future demand.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2014 and the three months ended September 30, 2013:

	Three Months Ended September 30,
	2014	2013
Net revenue
Direct-to-consumer	44.8%	77.2%
Retail	54.5%	21.9%
International	0.7%	0.9%
Total net revenue	100.0%	100.0%

Cost of revenue	63.5%	57.4%
Gross profit	36.5%	42.6%

Operating expenses
Research and development	6.8%	12.6%
Sales and marketing	28.3%	48.1%
General and administrative	29.6%	59.0%
Total operating expenses	64.7%	119.7%
Loss from operations	(28.2)%	(77.1)%

Revenue
For the three months ended September 30, 2014, revenue totaled $1.7 million, a year-over-year increase of 152.5% or $1.0 million, from the three months ended September 30, 2013.

	Three Months Ended September 30, (in thousands)
Net Revenue	2014	2013
Direct-to-consumer	$764	$521
Retail	930	148
International	13	7
Total	$1,707	$676

Direct-to-consumer sales for the three months ended September 30, 2014 totaled $764,000, up $243,000 or 46.7%, from the prior year period.  The increase in sales to direct-to-consumer channels was caused by the increased size in our active customer database, demand for our new products (particularly AeroGardens with LED lighting systems) and the increased availability of the various cobranded Miracle-Gro AeroGardens.  Sales in the prior year period were adversely affected by low inventory levels, as we cobranded new inventory with the Miracle-Gro trade name.

Sales to retailer customers for the three months ended September 30, 2014 totaled $930,000, up $782,000 from the prior-year period, principally reflecting sales to newly acquired retail accounts, as well as growth in the existing Amazon.com and Costco.com accounts.

International sales for the three months ended September 30, 2014 totaled $13,000, up $6,000 or 97.0% from the same period in the prior fiscal year.  Sales in both periods principally reflect the timing of reorders from existing international distributors only and our current lack of focus on the international channel.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2014 and September 30, 2013 is as follows:

	Three Months Ended September 30, (in thousands)
	2014	2013
Product Revenue
AeroGardens	$1,207	$217
Seed pod kits and accessories	511	414
Other	(11)	45
Total	$1,707	$676
% of Total Revenue
AeroGardens	70.7%	32.1%
Seed pod kits and accessories	29.9%	61.2%
Other	(0.6)%	6.7%
Total	100.0%	100.0%

AeroGarden sales increased $990,000, or 456.3%, from the prior year period, reflecting increased retail channel sales and increased sales of gardens in our Direct-to-Consumer channel.  The increase in seed pod kit and accessory sales, from $414,000 to $511,000, principally reflects the increase in our established base of AeroGardens.  For the three months ended September 30, 2014, sales of seed pod kits and accessories represented 29.9% of total revenue, as compared to 61.2% in the prior year period, even with the increase in revenue, as AeroGarden sales grew faster than seed pod and accessory sales.  Other revenue which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions decreased as a percent of the total to (0.6)% from 6.7% in the prior year period due to lower shipping revenue as a percentage of sales and higher deductions and accruals for new retail accounts.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2014 totaled $1.1 million, an increase of $695,000 from the three months ended September 30, 2013, due to the increased revenue.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 63.5% of revenue as compared to 57.4% for the quarter ended September 30, 2013.  The increase in costs as a percent of revenue reflected the shift in product mix from higher margin seed kits to lower margin AeroGardens and in customer mix from higher margin direct-to-consumer customers to lower margin retailers and product mix.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the quarter ended September 30, 2014 was 36.5% as compared to 42.6% for the quarter ended September 30, 2013.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, primarily BJ’s Wholesale Club and Amazon.com, as well as product mix, and warranty costs.

Sales and Marketing
Sales and marketing costs for the three months ended September 30, 2014 totaled $484,000, as compared to $325,000 for the three months ended September 30, 2013, an increase of 48.7%, or $158,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended September 30, (in thousands)
	2014	2013
Advertising	$68	$43
Personnel	330	217
Sales commissions	3	(6)
Trade shows	-	1
Other	83	70
	$484	$325

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogue mailing and web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $68,000 for the quarter ended September 30, 2014, a year-over-year increase of 59.3%, or $25,000, due to our participation in various promotional programs to increase product awareness of our cobranded product line with the Miracle-Gro AeroGarden trade name, along with growth in our web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2014, personnel costs for sales and marketing were $330,000, up $113,000 or 52.1% from the three months ended September 30, 2013.  The increase reflected increased headcount necessary to drive what we anticipate will be increased sales to retailers and through our Direct Response channel beginning in the fall of 2014.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses increased year-over-year principally because of a public relations program and promotional items and new products that were initiated during the current year quarter.

General and Administrative
General and administrative costs for the three months ended September 30, 2014 totaled $506,000, as compared to $399,000 for the three months ended September 30, 2013, an increase of 26.7%, or $107,000.  The increase is attributable to expenses associated with an investor relations program, contractor services such as IT, depreciation expense, an increase in the employee expenses such as travel and non-cash compensation.

Research and Development
Research and development costs for the quarter ended September 30, 2014 totaled $115,000, an increase of $31,000 from the quarter ended September 30, 2013.  The increase reflects the support of new products development activities, including the ongoing certification and testing of the LED products, as required by our retail partners.

Operating Loss and EBITDA
Our operating loss for the three months ended September 30, 2014 was $481,000, an improvement of $40,000 from the operating loss of $521,000 for the three months ended September 30, 2013.  The decreased loss reflected higher sales partially offset with higher operating expenses, as discussed in greater detail above.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating profit or loss, excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro intellectual property royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA loss for the quarter ended September 30, 2014 totaled $251,000, which was a $175,000 improvement over the $426,000 Adjusted EBITDA loss recognized during the prior year quarter.

	Three Months Ended September 30, (in thousands)
	2014	2013
Loss from operations	$(481)	$(521)
Add back non-cash items:
Depreciation	61	34
Amortization	-	(1)
Stock based compensation	83	43
Common stock warrant expense	18	-
Scott’s Miracle-Gro intellectual property royalty and branding license	68	19
Total non-cash items	230	95
Adjusted EBITDA	$(251)	$(426)

The U.S. GAAP measure most directly comparable to Adjusted EBITDA is income (loss) from operations. The non-U.S. GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net earnings. Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Net Loss
For the three months ended September 30, 2014, we incurred a net loss of $507,000 as compared to a net loss of $541,000 for the three months ended September 30, 2013.

Six Months Ended September 30, 2014 and September 30, 2013

Summary Overview
For the six months ended September 30, 2014, total revenue of $3.4 million was up 88.4%, or $1.6 million, relative to the same period in the prior year.  Sales in our direct-to-consumer channels were up, by 38.1%, or $498,000, reflecting increased size in our active customer database, new products (particularly AeroGardens with LED lighting systems), the co-branding agreement with Scotts Miracle-Gro, more available inventory, and joint marketing programs with Scotts Miracle-Gro. In addition to the direct-to-consumer increase, sales in our retail channels which were up 391.5%, or $1.2 million, primarily due to sales to newly acquired retail accounts, particularly BJ’s Wholesale Club, and existing Amazon.com and Costco.com accounts.  Sales to international distributors declined by 86.5% to $23,000 in the six months ended September 30, 2014, relative to the same period in the prior year. This decline is exclusively attributable to timing of reorders from existing customers and reflects the Company’s current lack of focus on the international channel as we focus on domestic growth.

For the six months ended September 30, 2014, AeroGarden sales increased by 208.0% from the prior year period and seed pod kit and accessory sales increased by 14.7% over prior year period.  AeroGarden sales represented 65.5% of total revenue, as compared to 40.1% in the prior year period.  This percentage increase, on a product line basis, was attributable to existing and new customers purchasing AeroGardens and introduction into our newly acquired retail accounts.  Seed pod kit and accessory sales decreased as a percent of the total to 33.4% from 54.8% in the prior year period as a result of the higher AeroGarden sales as we approach our peak selling season.

During the six months ended September 30, 2014, we spent $199,000 in advertising expenditures to support our direct-to-consumer and retail channels, an $81,000 or 67.8% year-over-year increase compared to the same period ended September 30, 2013. These expenditures were divided as follows:

•
Direct-to-consumer advertising increased $56,000 to $168,000 during the six months ended September 30, 2014, primarily reflecting increased spending on pay per click and digital display advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense decreased slightly to $10.78 for the six months ended September 30, 2014, as compared to $11.72 for the same period in Fiscal 2014.

•	Retail advertising increased to $13,000 from $2,000 for the six months ended September 30, 2014 and September 30, 2013, respectively.

•
Media and related expenses increased $14,000 to $18,000 during the six months ended September 30, 2014, reflecting the company’s limited exposure to this channel of communication and the continued focus on driving sales with more direct advertising.

Our gross margin for the six months ended September 30, 2014, was 34.3%, down from 38.3% in the prior year period.  This decline was anticipated as we shift our channel mix from higher margin direct- to-consumer and seed pod kit sales to lower margin retailers.  In addition, AeroGarden sales have lower margins than seed pod kit sales, so we can expect lower margins as we ramp up sales of gardens to increase our installed base of consumers.  During the six months, we experienced lower margins associated with in-store trials with several key retailers.  We anticipated these low margins and believe they will be temporary as we engage new manufacturers with lower unit costs.   We also increased our warranty reserves in support of significantly higher AeroGarden sales as well as additional costs in establishing new manufacturers into the supply chain.

In aggregate, our total operating expenses increased 34.1%, or $580,000, year-over-year, principally because we spent more in all operating expense categories to support current growth and in anticipation of future growth.  We spent $196,000 more on sales and marketing personnel in an effort to promote the retail sales channel and support customer service.  We spent $81,000 more in advertising and $76,000 more in investor relations to further drive product and investor awareness.  Operating expenses as a percentage of total revenue decreased 27.2% year over year.

As a result of the efforts to drive higher sales both in current and future quarters, our operating loss increased $105,000 to $1.1 million for the six months ended September 30, 2014, from $1.0 million in the prior year period.  The first six months of the year are our seasonally slowest sales period by a significant margin, and the loss is consistent with our internal projections during our slower selling months.

Other income and expense for the six months ended September 30, 2014 totaled to a net other expense of $247,000, as compared to net other income of $463,000 in the prior year period.  The net other expense in the current year period includes $212,000 of non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.  The net other income in the prior year period included a non-cash gain of $489,000 attributable to the repayment and settlement of the MainPower note.

The net loss for the six months ended September 30, 2014 was $1.4 million, higher than the $548,000 loss in the prior year.  The net loss reflected the increased operating expenses and decreased margins due to sales into the retail channel, partially offset by the higher sales attributable to the popularity of cobranded Scotts Miracle-Gro products and an increase in advertising dollars spent.  Additionally, the prior year period included a non-cash gain of $489,000 attributable to the repayment and settlement of the MainPower note.

The following table sets forth, as a percentage of sales, our financial results for the six months ended September 30, 2014, and the six months ended September 30, 2013:

	Six Months Ended September 30,
	2014	2013
Net revenue
Direct-to-consumer	53.3%	72.8%
Retail	46.0%	17.6%
International	0.7%	9.6%
Total net revenue	100.0%	100.0%

Cost of revenue	65.7%	61.7%
Gross profit	34.3%	38.3%

Operating expenses
Research and development	5.8%	8.1%
Sales and marketing	30.3%	41.6%
General and administrative	31.2%	44.8%
Total operating expenses	67.3%	94.5%
Loss from operations	(32.9)%	(56.2)%

Revenue
For the six months ended September 30, 2014, revenue totaled $3.4 million, a year-over-year increase of 88.4% or $1.6 million, from the six months ended September 30, 2013.

	Six Months Ended September 30, (in thousands)
Net Revenue	2014	2013
Direct-to-consumer	$1,807	$1,309
Retail	1,560	317
International	23	173
Total	$3,390	$1,799

Direct-to-consumer sales for the six months ended September 30, 2014, totaled $1.8 million, up $498,000 or 38.1%, from the prior year period. The increase in sales to direct-to-consumer channels was caused by increased size in our active customer database, demand for our new products (particularly AeroGardens with LED lighting systems) and the increased availability of the various cobranded AeroGardens.

Sales to retailer customers for the six months ended September 30, 2014, totaled $1.6 million, up $1.2 million, or 391.5%, from the prior-year period, principally reflecting increased sales to newly acquired retail accounts, particularly BJ’s Wholesale Club and the existing Amazon.com and Costco.com accounts.  We also tested our products in several retail stores during the period in anticipation of the continued retail expansion throughout the year.

International sales for the six months ended September 30, 2014, totaled $23,000, a decline of $150,000.  Sales in both periods principally reflect the timing of reorders from existing international distributors, as well as our continued focus on building the North American retail market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the six months ended September 30, 2014 and September 30, 2013 is as follows:

	Six Months Ended September 30,
	2014	2013
Product Revenue	(in thousands)	(in thousands)
AeroGardens	$2,220	$721
Seed pod kits and accessories	1,132	987
Other	38	91
Total	$3,390	$1,799
% of Total Revenue
AeroGardens	65.5%	40.1%
Seed pod kits and accessories	33.4%	54.8%
Other	1.1%	5.1%
Total	100.0%	100.0%

AeroGarden sales increased $1.5 million, or 208.0%, from the prior year period, reflecting increased retail channel sales and increased sales of gardens in our Direct-to-Consumer channel.  The increase in seed pod kit and accessory sales, which increased by $145,000, or 14.7%, principally reflects the increase in our established base of AeroGardens.  For the six months ended September 30, 2014, sales of seed pod kits and accessories represented 33.4% of total revenue, as compared to 54.8% in the prior year period, the decrease is due to the faster increase in AeroGarden unit sales.  Other revenue which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions decreased as a percent of the total to 1.1% from 5.1% in the prior year period due to lower shipping revenue as a percentage of sales and higher deductions and accruals for new retail accounts.

Cost of Revenue
Cost of revenue for the six months ended September 30, 2014, totaled $2.2 million, an increase of $1.1 million, from the six months ended September 30, 2013, due to increased revenues.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 65.7% of revenue as compared to 61.7% for the six months ended September 30, 2013.  The increase in costs as a percent of revenue reflected the shift of our revenue mix from higher margin direct- to-consumer customers and seed pod kit sales to lower margin retailers, international distributors and AeroGarden sales.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the six months ended September 30, 2014, was 34.3% as compared to 38.3% for the six months ended September 30, 2013.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, primarily BJ’s Wholesale Club and Amazon.com, cost associated with the additional costs in establishing new manufacturers into the supply chain, lower margins associated with in-store trials with several key retailers.  We anticipated these low margins and believe they will be temporary because we have brought new manufacturers on-line that have provided us with lower unit costs.   We also increased our warranty reserves in support of significantly higher AeroGarden sales.

Sales and Marketing
Sales and marketing costs for the six months ended September 30, 2014, totaled $1.0 million, as compared to $748,000 for the six months ended September 30, 2013, an increase of 37.2%, or $278,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Six Months Ended September 30, (in thousands)
	2014	2013
Advertising	$199	$118
Personnel	641	445
Sales commissions	7	(2)
Trade shows	-	1
Other	179	186
	$1,026	$748

Advertising expense totaled $199,000 for the six months ended September 30, 2014, a year-over-year increase of 67.8%, or $81,000, because we continued to participate in various promotional programs to increase product awareness of our cobranded product line with the Miracle-Gro AeroGarden trade name, along with growth in our web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the six months ended September 30, 2014, personnel costs for sales and marketing were $641,000, up from $445,000 for the six months ended September 30, 2013, an increase of 44.1%.  The increase reflected increased headcount necessary to drive what we anticipate will be increased sales to retailers and through our Direct Response channel beginning in the fall of 2014.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses decreased year-over-year because of reductions in a variety of spending categories, including a manufacturing realignment in China, partially offset by increased current year public relations program expenses travel costs, and sign and display advertising at specific retail locations.

General and Administrative
General and administrative costs for the six months ended September 30, 2014, totaled $1.1 million, as compared to $806,000 for the six months ended September 30, 2013, an increase of 31.0%, or $250,000.  The increase is attributable to expenses associated with an investor relations program, IT contracted services and additional depreciation expense for the new fixed assets at our new manufacturers.

Research and Development
Research and development costs for the six months ended September 30, 2014, totaled $198,000, an increase of 35.5%, or $52,000, from the six months ended September 30, 2013.  The increase reflects the support of new products development activities, including the ongoing certification and testing of the LED products, as required by our retail partners.

Operating Loss and EBITDA
Our operating loss for the six months ended September 30, 2014, was $1.1 million, an increase of $105,000 from the operating loss of $1.0 million for the six months ended September 30, 2013.  The increased operating loss was attributable to operating expenses to support current and future growth in both the retail distribution and direct-to consumer channels.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss, excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro intellectual property royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA loss for the six months ended September 30, 2014, totaled $704,000, which was a $102,000 improvement over the $806,000 Adjusted EBITDA loss recognized during the prior year period.

	Six Months Ended September 30, (in thousands)
	2014	2013
Loss from operations	$(1,117)	$(1,011)
Add back non-cash items:
Depreciation	105	71
Amortization	-	-
Stock based compensation	136	87
Common stock warrant expense	37	-
Scott’s Miracle-Gro intellectual property royalty and branding license	135	47
Total non-cash items	413	205
Adjusted EBITDA	$(704)	$(806)

The U.S GAAP measure most directly comparable to Adjusted EBITDA is income (loss) from operations. The non-U.S. GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net income (loss). Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Net Loss
The net loss for the six months ended September 30, 2014 was $1.4 million, as compared to $548,000 net loss in the prior–year period as discussed above.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $2.7 million for the six months ended September 30, 2014, as compared to cash used of $1.2 million in the prior year period.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt (recoveries)allowances, change in fair value of the derivative warrant liability and the gain on the forgiveness of debt, totaled to a net gain of $599,000 for the six months ended September 30, 2014, as compared to a net gain of $338,000 in the prior year period.  The increase principally reflected non-cash charges arising from the change in fair value of the derivative warrant liability and non-cash compensation expenses.

Changes in current assets used net cash of $4.4 million during the six months ended September 30, 2014, principally from increases in inventory and in prepaid assets related to the deposits and purchases of cobranded AeroGardens as we ramp up for our peak sales season, which historically begins in the third fiscal quarter.

As of September 30, 2014, the total inventory balance was $5.0 million, representing approximately 273 days of sales activity, and 426 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended September 30, 2014, respectively.  The days in inventory calculation based on the three months of sales activity can vary greatly due to the seasonality of our sales, which are at a seasonal low during the quarter ended September 30.

Current operating liabilities increased $2.5 million during the six months ended September 30, 2014, principally because of an increase in accounts payable.  Accounts payable as of September 30, 2014, totaled $2.7 million, representing approximately 83 days of daily expense activity, and 114 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended September 30, 2014, respectively.

Net investment activity used $362,000 of cash in the current year period, principally because of the purchases of equipment as we change our supply manufacturers and introduce new products.

Net financing activity provided net cash of $2.5 million during the six months ended September 30, 2014, principally due the Term Loan agreement with Scotts Miracle-Gro.

As of September 30, 2014, we had a cash balance of $1.2 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $1.7 million as of March 31, 2014, of which $15,000 was restricted.  The decrease in cash is primarily attributable to increased spending, particularly for inventory as we prepare for the peak selling season.

As of September 30, 2014 and March 31, 2014, the outstanding balance of our notes payable and debt, including accrued interest, was as follows:

	September 30,	March 31,
	2014	2014
Notes payable	$2,537	$-
Sale of intellectual property liability (see Note 4)	232	258
Derivative warrant liability (see Note 4)	2,742	2,530
Total debt	5,511	2,788
Less notes payable and current portion – long term debt	5,511	2,788
Long Term Debt	$-	$-

Cash Requirements

We generally require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay debt obligations as they come due.

At this time, we do not expect to enter into capital leases to finance major purchases.  In addition, we do not currently have any binding commitments with third parties to obtain any material amount of equity or debt financing other than the financing arrangements described in this report.

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $1.2 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of September 30, 2014,
•	our cash of $702,000 ($15,000 of which is restricted as collateral for our various corporate obligations) as of November 5, 2014,
•	continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan of up to $4.5 million from Scotts Miracle-Gro,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of our direct-to-consumer sales initiatives, and the acceptance of the product at our various retail distribution customers.

In the first quarter of Fiscal 2014, we entered into a Securities Purchase Agreement with a wholly owned subsidiary of Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired the following securities for an aggregate purchase price of $4.0 million; (i) 2,649,007 shares of our Series B Convertible Preferred Stock, par value $0.001 per share, and (ii) a warrant to purchase shares of our common stock.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company were approximately $3.8 million.  In addition, we also agreed to sell all intellectual property associated with our Hydroponic IP, other than the AeroGrow and AeroGarden trademarks, to Scotts Miracle-Gro for $500,000.  Finally, we repaid the outstanding balance on the MainPower Promissory Note, in full for $950,000, which included an inventory reserve of $237,000 resulting in a net gain of $489,000.

On July 10, 2014, the Company entered into a Term Loan Agreement in the principal amount of up to $4.5 million with Scotts Miracle-Gro.  The proceeds were made available as needed in three advances of up to $1.0 million, $1.5 million, and $2.0 million in July, August, and after September of 2014, respectively, with a due date of February 15, 2015.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum, but will paid in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan.  The funding provided general working capital and was used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The first advance on $1.0 million, as noted above was borrowed in July 2014, followed by an additional $1.5 million and $2.0 million in August and October 2014, respectively.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2014.

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
3.10
Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

3.11
Certificate of Amendment to Series A Convertible Preferred Stock Certificate of Designations, certified June 21, 2010 (incorporated by reference to Exhibit 3.11 of our Quarterly Report on Form 10-Q for the quarter year ended June 30, 2010, filed August 12, 2010)

3.12
Amendment Number 2 to Series A Convertible Preferred Stock Certificate of Designations, as filed with the Nevada Secretary of State on April 6, 2012 (incorporated by reference to our Current Report on Form 8-K, filed April 16, 2012)

10.1
Term Loan and Security Agreement by and among the Company and SMG Growing Media, Inc. dated July 10, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 16, 2014)

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

AeroGrow International, Inc.

Date: November 10, 2014	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 10, 2014	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Vice President Finance and Accounting (Principal Finance Officer)