Form 10-Q
period 2014-12-31
AeroGrow International, Inc.
filed 2015-02-17
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of February 5, 2015:  6,536,018

AeroGrow International, Inc.

FORM 10-Q REPORT
December 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2014	March 31, 2014
(in thousands, except share and per share data) ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$2,261	$1,707
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $54 and $5 at December 31, 2014 and March 31, 2014, respectively	5,401	573
Other receivables	152	187
Inventory	3,472	1,311
Prepaid expenses and other	219	306
Total current assets	11,520	4,099
Property and equipment, net of accumulated depreciation of $3,205 and $3,024 at December 31, 2014 and March 31, 2014, respectively	594	298
Other assets
Intangible assets	2	2
Deposits	156	145
Total other assets	158	147
Total assets	$12,272	$4,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,753	$553
Accrued expenses	1,002	306
Deferred rent	1	3
Notes payable – related party	4,643	-
Derivative warrant liability	2,369	2,530
Debt associated with sale of intellectual property	220	258
Total current liabilities	10,988	3,650
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 issued and outstanding at December 31, 2014 and March 31, 2014	3	3
Common stock, $.001 par value, 750,000,000 shares authorized, 6,536,018 and 6,129,326 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	7	6
Additional paid-in capital	81,232	79,563
Stock dividend to be distributed	598	1,456
Accumulated deficit	(80,556)	(80,134)
Total stockholders' equity	1,284	894
Total liabilities and stockholders' equity	$12,272	$4,544

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
(in thousands, except per share data)	2014	2013	2014	2013
Net revenue	$10,980	$4,968	$14,370	$6,767
Cost of revenue	7,635	2,867	9,862	3,977
Gross profit	3,345	2,101	4,508	2,790

Operating expenses
Research and development	83	53	280	198
Sales and marketing	1,724	1,188	2,750	1,936
General and administrative	624	489	1,680	1,296
Total operating expenses	2,431	1,730	4,710	3,430

Profit (loss) from operations	914	371	(202)	(640)

Other (expense) income, net
Fair value changes in derivative warrant liability	373	(18)	160	(31)
Interest expense	-	(14)	-	(65)
Interest expense – related party	(106)	(2)	(143)	(8)
Other (expense) income, net	(1)	(35)	1	498
Total other (expense) income, net	266	(69)	18	394

Net income (loss)	$1,180	$302	$(184)	$(246)
Less: Deemed dividend on convertible preferred stock	-	-	-	(268)
Change in fair value of preferred stock dividend	(153)	(226)	(238)	(367)
Net income (loss) attributable to common shareholders	$1,027	$76	$(422)	$(881)

Net income (loss) per share, basic	$0.16	$0.01	$(0.07)	$(0.10)

Net income (loss) per share, diluted	$0.15	$0.01	$(0.07)	$(0.10)

Weighted average number of common shares outstanding, basic	6,536	5,906	6,358	5,905

Weighted average number of common shares outstanding, diluted	6,775	5,992	6,358	5,905

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31, (in thousands)
	2014	2013
Cash flows from operating activities:
Net (loss)	$(184)	$(246)
Adjustments to reconcile net (loss) to cash (used) provided by operations:
Issuance of common stock and options under equity compensation plans	224	176
Issuance of common stock warrants	36	18
Depreciation and amortization expense	181	113
Bad debt expense	45	13
Fair value remeasurement of derivative warrant liability	(160)	31
Accretion of debt associated with sale of intellectual property	(38)	(35)
Gain on the forgiveness of debt	-	(489)
Amortization of debt issuance costs	-	16
SMG intellectual property royalty and branding license	692	212
Change in operating assets and liabilities:
(Increase) in accounts receivable	(4,873)	(1,313)
Decrease in other receivable	35	38
(Increase) in inventory	(2,161)	(606)
Decrease (increase) in other current assets	87	(18)
(Increase) in deposits	(11)	-
Increase in accounts payable	1,797	165
Increase in accrued expenses	695	517
Increase in accrued interest	-	49
Increase in accrued interest-related party	143	8
(Decrease) increase in customer deposits	-	(157)
(Decrease) in deferred rent	(2)	(2)
Net cash (used) by operating activities	$(3,494)	$(1,510)
Cash flows from investing activities:
Decrease in restricted cash	-	27
Purchases of equipment	(477)	(184)
Proceeds from the sale of intellectual property	-	500
Net cash (used) provided by investing activities	$(477)	$343
Cash flows from financing activities:
Proceeds from notes payable – related party	4,500	-
Repayments of notes payable	-	(563)
Repayments of notes payable – related party	-	(123)
Repayments of long term debt borrowings	-	(1,243)
Proceeds from the exercise of stock options	25	2
Proceeds from the issuance of preferred stock	-	4,000
Payments for offering costs of preferred stock	-	(157)
Net cash provided by financing activities	$4,525	$1,916
Net increase in cash	554	749
Cash, beginning of period	1,707	525
Cash, end of period	$2,261	$1,274

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Nine Months Ended December 31, (in thousands)
	2014	2013
Cash paid during the year for:
Interest	$-	$41
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock	$-	$268
Decrease of inventory associated with debt settlement	$-	$237
Fair value of derivative warrant liability	$-	$564
Fair value of warrant issue to placement agent	$-	$108
Debt associated with sale of intellectual property	$-	$297
Change in fair value of stock dividends accrued on convertible preferred stock	$238	$367
Decrease in liability due to issuance of SMG shares	$288	$-

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (the “Company," “AeroGrow,” “we,” “our” or “us”) was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.   The Company manufactures, distributes and markets nine different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2014, the results of operations for the three- and nine–month periods ended December 31, 2014 and 2013, and the cash flows for the nine–month periods ended December 31, 2014 and 2013. The results of operations for the three and nine months ended December 31, 2014 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 60.9% of revenues in the fiscal year ended March 31, 2014 (“Fiscal 2014”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the nine-month period ended December 31, 2014, the Company continued to expand its distribution channel to prepare for the peak sales season.  The balance sheet as of March 31, 2014 is derived from the Company’s audited financial statements.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements and a strategic relationship entered into with The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”) on July 10, 2014.  (Refer to Note 3 for a detailed discussion on SMG’s involvement.).  We may need to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Employee stock options to purchase approximately 93,000 shares were outstanding and approximately 525,000 warrants to purchase common stock were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive for the 3 months ended December 31, 2014 and December 31, 2013.  All potentially dilutive securities outstanding have been excluded for the nine months ended December 31, 2014 and December 31, 2013 since their effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of December 31, 2014.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended December 31, 2014, three customers, Amazon.com, Wal-Mart, and Costco warehouses, represented 27.2%, 25.0% and 17.4% of the Company’s net revenue, respectively. For the three months ended December 31, 2013, two customers, Amazon.com and Costco, represented 39.2% and 10.7% of the Company’s net revenue, respectively. For the nine months ended December 31, 2014, three customers, Amazon.com, Wal-Mart, and Costco, represented 24.6%, 19.1% and 13.5% of the Company’s net revenue, respectively. For the nine months ended December 31, 2013, one customer, Amazon.com that represented 33.6% of the Company’s net revenue, respectively.

Suppliers:
For the three months ended December 31, 2014, the Company purchased inventories and other inventory-related items from one supplier totaling $1.7 million, representing 22.0%, of cost of revenue. For the three months ended December 31, 2013, the Company purchased inventories and other inventory-related items from three suppliers totaling $839,000, $707,000, and $205,000, representing 29.3%, 24.7%, and 7.2% of cost of revenue, respectively. For the nine months ended December 31, 2014, the Company purchased inventories and other inventory-related items from three suppliers totaling $4.5 million, $1.7 million, and $1.2 million representing 45.7%, 17.2%, and 11.7%, of cost of revenue, respectively. For the nine months ended December 31, 2013, the Company purchased inventories and other inventory-related items from two suppliers totaling $1.4 million, and $992,000 representing 34.4%, and 24.9% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation, third-party labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of December 31, 2014, the Company had three customers, Costco warehouses, Wal-Mart, and Amazon.com, that represented 36.0%, 34.4%, and 20.7% of the Company’s outstanding accounts receivable, respectively.  As of March 31, 2014, the Company had three customers, Amazon.com, Costco.com and The Home Depot, that represented 44.1%, 24.5% and 11.1%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, i.e., the exit price, in an orderly transaction between market participants.  ASC 820 also provides a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1, as these are the most reliable, and the lowest priority given to Level 3.

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

The carrying value of financial instruments including receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2014 and March 31, 2014 due to the relatively short-term nature of these instruments.

The Company has three liabilities for which the carrying value is determined by Level 3 inputs: (1) Notes payable – related party; (2) sale of intellectual property liability; and (3) derivative warrant liability.  As discussed below in Notes 3 and 4, each of these liabilities was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of December 31, 2014 and March 31, 2014, the fair value of the note payable and the sale of intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  The Company also issued a derivative liability warrant that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, would constitute 80% of the Company’s outstanding capital stock.  The Company accounts for the warrant as a liability and measures the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant is exercised or expires.  As of December 31, 2014, and March 31, 2014, the fair value of the warrant was $2.4 million and $2.5 million, respectively. As of March 31, 2014, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition, except for the derivative warrant liability.  The table below summarizes the fair value and carry value of each Level 3 category liability:

	December 31, 2014 (in thousands)		March 31, 2014 (in thousands)
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable-related party	$4,444	$4,643	$-	$-
Derivative warrant liability	2,369	2,369	2,530	2,530
Sale of intellectual property liability	152	220	171	258
Total	$6,965	$7,232	$2,701	$2,788

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $54,000 and $5,000 at December 31, 2014 and March 31, 2014, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2014 and March 31, 2014, the balance in this reserve account was $152,000 and $187,000, respectively.

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

Advertising expense for the three and nine months ended December 31, 2014 and December 31, 2013, were as follows:

	Three Months Ended December 31, (in thousands)		Nine Months Ended December 31, (in thousands)
	2014	2013	2014	2013
Direct-to-consumer	$415	$387	$582	$500
Retail	565	384	578	386
Other	8	10	27	13
Total advertising expense	$988	$781	$1,187	$899

As of December 31, 2014 and March 31, 2014, the Company deferred $1,000 and $16,000, respectively, related to media and advertising costs.

Inventory

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market.  When the Company is the manufacturer, raw materials, labor and manufacturing overhead are included in inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at landed cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.

	December 31,	March 31,
	2014 (in thousands)	2014 (in thousands)
Finished goods	$2,795	$784
Raw materials	677	527
	$3,472	$1,311

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2014 and March 31, 2014, the Company had reserved $380,000 and $332,000 for inventory obsolescence, respectively.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on industry experience. As of December 31, 2014 and March 31, 2014, the Company had accrued $383,000 and $42,000, respectively, as its estimate of the foregoing deductions and allowances.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $22,000 and $11,000 as of December 31, 2014 and March 31, 2014, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of December 31, 2014 and March 31, 2014, the Company has recorded a reserve for customer returns of $253,000 and $61,000, respectively.

Recently Issued Accounting Pronouncements

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815),” which updates the guidance on the determination in evaluating whether the nature of the host contract within a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under U.S. GAAP in the accounting for hybrid financial instruments issued in the form of a share.  The guidance requires the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.  The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  This new guidance will not have a material impact on our financial statements.

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

3.    Notes Payable, Long Term Debt and Current Portion – Long Term Debt

For a detailed discussion on Notes Payable, Long Term Debt and Current Portion – Long Term Debt, refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 30, 2014.  The following are the changes to our Notes Payable, Long Term Debt and Current Portion – Long Term Debt for the periods presented.

As of December 31, 2014 and March 31, 2014, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	December 31,	March 31,
	2014 (in thousands)	2014 (in thousands)
Notes Payable –related party	$4,643	$-
Derivative warrant liability (see Note 4)	2,369	2,530
Sale of intellectual property liability (see Note 4)	220	258
Total debt	7,232	2,788
Less notes payable and current portion – long term debt	7,232	2,788
Long term debt	$-	$-

Scotts Miracle-Gro Term Loan

On July 10, 2014, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $4.5 million with Scotts Miracle-Gro.  The proceeds were made available as needed in three advances of up to $1.0 million, $1.5 million, and $2.0 million in July, August, and after September of 2014, respectively, with a due date of February 15, 2015.  The funding provided general working capital and was used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum, but will paid in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (which was previously issued to Scotts Miracle-Gro in April 2013).  The accrued and unpaid interest on the Term Loan is due and payable within thirty (30) days after the Interest Payment Trigger Date (as defined in the Term Loan Agreement).  The Term Loan may be prepaid from time to time, in whole or in part, in an amount greater than or equal to $25,000, without penalty or premium.  Amounts repaid or prepaid in respect of the Term Loan may not be reborrowed.  The Term Loan Agreement was filed as an exhibit to a Current Report on Form 8-K which was filed with the SEC on July 16, 2014.  As of December 31, 2014, the outstanding balance of the Term Loan, including accrued interest, was $4.6 million and we were current and in compliance with all terms and conditions.  See Note 9, Subsequent Events for a description of loan repayments in January and February of 2015.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock and a warrant to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has recorded the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 4.  As of December 31, 2014 and March 31, 2014, the estimated fair value of the warrant was $2.4 million and $2.5 million, respectively.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of December 31, 2014 and March 31, 2014, the Company recorded a liability of $220,000 and $258,000, respectively.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) a promissory note payable to one of our principal suppliers (Main Power).

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $2.4 million as of December 31, 2014. The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires. The Company calculated the fair value of the Warrant during the quarter ended December 31, 2014 using a Monte Carlo simulation model.

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

For more details, regarding these agreements, please refer to Note 3 “Scotts Miracle-Gro Transactions” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on June 30, 2014.  See also Note 3 for the Term Loan with Scotts Miracle-Gro.

5.    Equity Compensation Plans

For the three months ended December 31, 2014, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the nine months ended December 31, 2014, the Company granted 93,000 options to purchase the Company’s common stock under the 2005 Plan.  For the three months ended December 31, 2013, the Company granted 180,000 options to purchase the Company’s common stock under the 2005 Plan. For the nine months ended December 31, 2013, the Company granted 331,000 options to purchase the Company’s common stock under the 2005 Plan.

During the three months ended December 31, 2014, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended December 31, 2013, options to purchase 75,000 shares of common stock were cancelled or expired, and 2,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

During the nine months ended December 31, 2014, options to purchase 2,000 shares of common stock were cancelled or expired, and 17,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the nine months ended December 31, 2013, options to purchase 109,000 shares of common stock were cancelled or expired, and 2,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of December 31, 2014, the Company had granted options to purchase 131,000 shares of the Company’s common stock that are unvested and that will result in $329,000 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2014 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-	Aggregate		average	Weighted-	Aggregate
		Remaining	average	Intrinsic		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)	(in thousands)	Life (years)	Price	(in thousands)
$1.01	106	3.11	$1.01		99	3.11	$1.01
$1.10	50	3.25	$1.10		50	3.25	$1.10
$1.21	50	3.25	$1.21		50	3.25	$1.21
$2.20	162	3.69	$2.20		108	3.66	$1.21
$2.42	10	4.77	$2.42		10	3.77	$1.21
$5.31	93	4.60	$5.31		23	4.60	$5.31
	471	3.65	$2.33	$814	340	3.44	$1.76	$712

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was December 31, 2014.

6.    Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of December 31, 2014 and March 31, 2014, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See above Note 3 Notes Payable, Long Term Debt and Current Portion – Long Term Debt for disclosure of related party transactions.  See Note 3 of our Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 30, 2014 for a detailed discussion of any related party transactions during the prior year period.

8.    Stockholders’ Equity

 A summary of the Company’s common stock warrant activity for the period from April 1, 2014 through December 31, 2014 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2014	575	$20.24	$383
Granted	-	-
Exercised	-	-
Expired	(8)	799.87
Outstanding, December 31, 2014	567	$9.38	$83

As of December 31, 2014, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (years)
50	$2.10	3.77
394	$7.00	2.28
123	$20.00	0.37
567	$9.38	2.00

As discussed further in Note 4, the Company also issued a warrant that entitles, but does not obligate Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value.  The warrant liability will be re-measured to fair value at the end of each reporting period until it is exercised or expires.  The tables above exclude the warrant issued to Scotts Miracle-Gro because the number of shares issuable upon exercise of the warrant is not determinable and not exercisable until 2016, as discussed above.

9.    Subsequent Events

In January and February 2015, the Company completed aggregate payments of $3.0 million to Scotts Miracle-Gro for payment on the July 2014 Term Loan Agreement as discussed above.  The remaining balance owed on the Term Loan Agreement is $1.6 million, including accrued interest of $143,000 of which interest will be paid in shares of common stock.  On February 13, 2015, the Company amended the Term Loan Agreement with Scotts Miracle-Gro to extend the maturity date to April 15, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2014 and December 31, 2013.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended December 31, 2014 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2014.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

Overview

AeroGrow International, Inc. was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets nine different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including online retail distribution, in-store retail distribution, catalogue and direct-to-consumer sales primarily in the United States and Canada as well as selected countries in Europe, Asia and Australia.

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

Results of Operations

Three Months Ended December 31, 2014 and December 31, 2013

Summary Overview
For the three months ended December 31, 2014, we generated $11.0 million of total revenue, an increase of 121.0%, or $6.0 million, relative to the same period in the prior year.  Due to our focus on increasing our retail distribution, retail sales increased 241.3% to $8.3 million. Our focus on increasing our retail distribution led to increased sales to newly acquired retailer accounts, such as Costco warehouse, True Value, Wal-Mart, and Sam’s Club, and increased sales to existing accounts such as Amazon.com.  Direct-to-consumer sales increased 6.0%, to $2.7 million, reflecting new product offerings, efficient advertising, joint marketing programs with Scotts Miracle-Gro, and increased visibility from and expanded retail presence while mailing fewer catalogues to drive sales in this channel.

For the three months ended December 31, 2014, sales of AeroGardens increased by 155.2% from the prior year period due to the large increase in retail sales, which were primarily garden focused.  Seed pod kit and accessory sales increased by 19.0% over prior the year period as our established base of AeroGardeners continues to grow. This percentage increase, on a product line basis, was attributable to increased retail distribution, which tends initially to favor garden sales over seed pod kit or accessory sales, especially during the high demand holiday season.  Seed pod kit and accessory gross sales decreased as a percent of the total in the prior year period due largely to the increased size of garden sales.

During the three months ended December 31, 2014, we spent $988,000 in advertising expenditures to support our direct-to-consumer and retail channels, a 26.6% year-over-year increase compared to the same period in Fiscal 2014. As the Company moves into more of a multi-channel selling environment including direct-to-consumer, online retail sales and in store retail sales, the Company reviews its advertising expenses in a consolidated fashion across all channels. Viewed this way, overall advertising efficiency increased from $6.36 to $11.11 for the three months ended December 31, 2013 and December 31, 2014, respectively. These expenditures were divided as follows:

•
Direct-to-consumer advertising increased to $415,000 from $387,000 for the three months ended December 31, 2014 and December 31, 2013, respectively.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, decreased to $6.42 for the three months ended December 31, 2014, a 1.0% decrease from $6.49 for the same period in Fiscal 2014.

•
Retail advertising increased to $565,000 from $384,000 for the three months ended December 31, 2014 and December 31, 2013, respectively, as the Company focused on driving product awareness on behalf of our retail partners and our expanded operations into the retail market.

Our gross margin for the three months ended December 31, 2014 was 30.5%, down from 42.3% in the prior year period. This decline was anticipated as we shifted our revenue mix in two ways: (i) from higher margin direct-to-consumer customers sales to lower margin wholesale sales to retailers; and (ii) from higher margin seed pod kit and accessory sales to lower margin AeroGarden sales. In the absence of a large national media spend to create awareness and drive sales, we offered aggressive pricing to several of our retail partners in exchange for in store promotions. These promotions, totaling $488,000, impacted our gross margin by 2.9%, and under U.S. GAAP accounting requirements are treated as reduction to revenue, not advertising expense. As we were not in these stores last year, there is no year-over-year comparison.

In aggregate, our total operating expenses increased 40.5%, or $700,000, year-over-year, principally because we spent more in all operating expense categories to support the 121.0% increase in the current quarter revenue growth.  Even with this increase, operating expenses as a percentage of revenue decreased by 12.7% year over year.  Spending increased in the following areas:

•	$207,000 in advertising primarily with our larger retailers;

•	$152,000 in sales displays for as part of our introduction into retail environments;

•	Sales and Marketing personnel expenses increased $130,000 to support our sales, marketing, and customer service efforts as our established base of AeroGardens and awareness in the marketplace grow;

•	$22,000 in ongoing certification and testing of our existing and new products; and

•	$70,000 of general expenses for depreciation and bad debt allowance.

As a result of the 121.0% increase in sales, our operating profit was $914,000 for the three months ended December 31, 2014, as compared to an operating profit of $371,000 in the prior year period.

Net other income for the three months ended December 31, 2014 totaled $266,000, as compared to net other expense of $69,000 in the prior year period.  The net other expense in the current period includes $373,000 of non-cash income relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.  The net other expense in the prior year period included $18,000 of non-cash expense relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

Net income for the three months ended December 31, 2014 was $1.2 million, as compared to the $302,000 income a year earlier.  The increase in net income reflected the growth and higher retail sales with our existing retailers and sales to new brick and mortar retailers.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2014 and the three months ended December 31, 2013:

	Three Months Ended December 31, (in thousands)
	2014	2013
Net revenue
Direct-to-consumer	24.3%	50.5%
Retail	75.7%	49.1%
International	0.0%	0.4%
Total net revenue	100.0%	100.0%

Cost of revenue	69.5%	57.7%
Gross profit	30.5%	42.3%

Operating expenses
Research and development	0.7%	1.1%
Sales and marketing	15.7%	23.9%
General and administrative	5.7%	9.8%
Total operating expenses	22.1%	34.8%
Profit from operations	8.3%	7.5%

Revenue
For the three months ended December 31, 2014, revenue totaled $11.0 million, a year-over-year increase of 121.0% or $6.0 million, from the three months ended December 31, 2013.

	Three Months Ended December 31, (in thousands)
Net revenue	2014	2013
Direct-to-consumer	$2,664	$2,514
Retail	8,316	2,437
International	-	17
Total	$10,980	$4,968

Direct-to-consumer sales for the three months ended December 31, 2014 totaled $2.7 million, up $150,000, or 6.0%, from the prior year period.  The increase in sales to direct-to-consumer channels was caused by the increased size in our active customer database, demand for our new products (particularly AeroGardens with LED lighting systems), increased visibility from an expanded retail presence, and the increased availability of the various cobranded Miracle-Gro AeroGardens across the product line.

Sales to retailer customers for the three months ended December 31, 2014 totaled $8.3 million, up $5.9 million, or 241.3%, principally reflecting sales to newly acquired retail accounts such as Wal-Mart, Sam’s Club, Costco warehouses and True Value, as well as growth in the existing Amazon.com and Costco.com accounts. We spent $565,000 in advertising dollars in the retail distribution channel, primarily in online gateway and portal advertising, as well as third party catalogues.  We also offered aggressive pricing to several of our retail partners in exchange for in store promotions.  These promotions, totaled $488,000 for the period ended December 31, 2014.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2014 and December 31, 2013 is as follows:

	Three Months Ended December 31, (in thousands)
	2014	2013
Product revenue
AeroGardens	$10,889	$4,267
Seed pod kits and accessories	1,204	1,012
Discounts, allowances and other	(1,112)	(311)
Total	$10,980	$4,968
% of total revenue
AeroGardens	99.1%	85.9%
Seed pod kits and accessories	11.0%	20.4%
Discounts, allowances and other	(10.1)%	(6.3)%
Total	100.0%	100.0%

AeroGarden sales increased $6.6 million, or 155.2%, from the prior year period, reflecting growth in both the retail channel sales and the direct-to-consumer channel, as we focused more advertising in the retail market and less on the direct-to-consumer market.  The increase in seed pod kit and accessory sales of $192,000, or 19.0%, principally reflects the focus on acquiring new customers and is expected to increase as new purchasers of gardens this year purchase seed pod kits and accessories in coming months and years.  For the three months ended December 31, 2014, sales of seed pod kits and accessories represented 11.0% of total revenue, as compared to 20.4% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, increased as a percent of total revenue to (10.1)% from (6.3)% in the prior year period, primarily due to increases in revenue deductions for sales allowances and discounts for retail accounts as we test the in-store retail market.

Cost of Revenue
Cost of revenue for the three months ended December 31, 2014 totaled $7.6 million, an increase of $4.8 million, or 166.3%, from the three months ended December 31, 2013.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.   As a percent of total revenue, cost of revenue represented 69.5% of revenue, as compared to 57.7% for the quarter ended December 31, 2013.  The increase in costs as a percent of revenue reflected the shift in product mix from higher margin seed kits to lower margin AeroGardens, and in customer mix from higher margin direct-to-consumer customers to lower margin retailers,  including aggressive pricing to several of our retail partners in exchange for in store promotions.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the quarter ended December 31, 2014 was 30.5% as compared to 42.3% for the quarter ended December 31, 2013.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, primarily Wal-Mart, Costco warehouses, True Value, Amazon.com and Costco.com, as well as customer specific allowances, our pricing strategy and product mix.

Sales and Marketing
Sales and marketing costs for the three months ended December 31, 2014 totaled $1.7 million, as compared to $1.2 million for the three months ended December 31, 2013, an increase of 45.1%, or $536,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended December 31, (in thousands)
	2014	2013
Advertising	$988	$781
Personnel	386	256
Sales commissions	8	18
Trade Shows	6	5
Other	336	128
	$1,724	$1,188

Advertising expense is composed primarily of catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.   Total advertising expense was $988,000 for the quarter ended December 31, 2014, a year-over-year increase of 26.6%, or $207,000, primarily because we participated in advertising programs with our on-line retail distribution channel to support various promotional programs and to increase product awareness of our cobranded product line with the Miracle-Gro AeroGarden trade name. Additionally, advertising costs related to our newly acquired retail accounts have increased from $384,000 to $565,000 in the current period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2014, personnel costs for sales and marketing were $386,000, up $130,000 or 50.8% from the three months ended December 31, 2013.   The increase reflected increased headcount necessary to drive increased sales to retailers and through our Direct Response channel.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses increased year-over-year as a result of additional public relations programs and in-store retailer displays, in comparison to the prior year, to drive product awareness.

General and Administrative
General and administrative costs for the three months ended December 31, 2014 totaled $624,000, as compared to $489,000 for the three months ended December 31, 2013, an increase of 27.6%, or $135,000. The increase is attributable to expenses associated with contractor services such as IT, depreciation expense, bad debt expense, and an increase in the employee expenses such as travel and non-cash compensation.

Research and Development
Research and development costs for the quarter ended December 31, 2014 totaled $83,000, an increase of $30,000 from the quarter ended December 31, 2013.  The increase principally reflected expenses related to design and consulting service expenses for sales displays provided to new retail accounts.

Operating Income and EBITDA
Our operating income for the three months ended December 31, 2014 was $914,000, an increase of $543,000 over the $371,000 operating income for the three months ended December 31, 2013, resulting primarily from  increased sales in both the retail distribution and direct-to consumer channels.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro IP royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA income for the quarter ended December 31, 2014 totaled $1.6 million, a $950,000 increase over the $685,000 of Adjusted EBITDA income recorded during the prior year quarter.

	Three Months Ended December 31, (in thousands)
	2014	2013
Operating profit	$914	$371
Add back non-cash items:
Depreciation	76	42
Amortization	-	-
Stock based compensation	88	89
Common stock warrant expense	-	18
Scott’s Miracle-Gro IP royalty and branding license	557	165
Total non-cash items	721	314
Adjusted EBITDA	$1,635	$685

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

Net Income and Loss
For the three months ended December 31, 2014, we recorded net income of $1.2 million, an $888,000 increase over the $302,000 net income for the three months ended December 31, 2013.  The increase in the net income reflected the increased sales into the retail channels, the positive impact of having sufficient inventory levels during the peak selling season and our growing product awareness.

Nine Months Ended December 31, 2014 and December 31, 2013

Summary Overview
For the nine months ended December 31, 2014, total revenue of $14.4 million was up 112.4%, or $7.6 million, relative to the same period in the prior year.  Sales in our direct-to-consumer channels were up, by 17.0%, or $648,000, reflecting the increased size in our active customer database, new products (particularly AeroGardens with LED lighting systems), the co-branding agreement with Scotts Miracle-Gro, more available inventory, joint marketing programs with Scotts Miracle-Gro and increased visibility from our expanded retail presence, partially offset by fewer catalogue mailing.  In addition to the direct-to-consumer increase, sales in our retail channels were up $7.1 million or 258.6%, primarily due to our focus on increasing our retail distribution which led to increased sales to newly acquired retailer accounts such as Costco warehouse, True Value, Wal-Mart, and Sam’s Club, and increased sales to existing accounts such as Amazon.com.  Sales to international distributors decreased by 87.7% to $23,000 in the nine months ended December 31, 2014 relative to the same period in the prior year. This decline is exclusively attributable to timing of reorders from existing customers and reflects the Company’s current lack of focus on the international channel as we focus on domestic growth.

For the nine months ended December 31, 2014, sales of AeroGardens increased by 162.8% from the prior year period due to the large increase in retail sales, which were primarily garden focused.  This percentage increase, on a product line basis was attributable to existing and new customers purchasing AeroGardens and introduction into our newly acquired retail accounts.  Seed pod kit and accessory sales increased by 16.9% year-over-year, as our established base of AeroGardener customers continues to grow. This percentage increase, on a product line basis, was attributable to increased retail distribution, which tends initially to favor garden sales over seed pod kit or accessory sales, particularly during the high demand holiday season.  Seed pod kit and accessory gross sales decreased as a percent of the total in the prior year period due largely to the size of the increase in garden sales.

During the nine months ended December 31, 2014, we spent $1.2 million in advertising expenditures to support our direct-to-consumer and retail channels, a 32.0% year-over-year increase compared to the same period in Fiscal 2014.  As the Company moves into a multi-channel selling environment including direct-to-consumer, on line retail sales and in store retail sales, the Company reviews its advertising spend in a consolidated fashion across all channels. Viewed this way, overall advertising efficiency increased from $7.53 to $12.11 for the nine months ended December 31, 2013 and December 31, 2014, respectively.  These expenditures were divided as follows:

•
Direct-to-consumer advertising increased to $582,000 from $500,000 for the nine months ended December 31,2014 and December 31, 2013, respectively.  Efficiency, as measure by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $7.68 or 0.4% for the nine months ended December 31, 2014, as compared to $7.65 for the same period in Fiscal 2014.

•
Retail advertising increased to $578,000 from $386,000 for the nine months ended December 31, 2014 and December 31, 2013, respectively, as the Company focused on driving product awareness on behalf of our retail partners and expanded operations into the retail market.

•
Other advertising related expenses increased $13,000 to $27,000 during the nine months ended December 31, 2014, reflecting the Company’s limited exposure to this channel of communication and the continued focus on driving sales with more direct advertising.

Our gross margin for the nine months ended December 31, 2014 was 31.4%, as compared to 41.2% during the prior year period. This decline was to be anticipated as we shifted our revenue mix in two ways: (i) from higher margin direct-to-consumer customers sales to lower margin wholesale sales to retailers; and (ii) from higher margin seed pod kit and accessory sales to lower margin AeroGarden sales. In the absence of a large national media spend to create awareness and drive sales, we offered aggressive pricing to several of our retail partners in exchange for in store promotions. These promotions, totaling $488,000, impacted our gross margin by 2.2%. Under U.S. GAAP accounting requirements, these expenses are netted against revenue not advertising expense. Because we were not in these stores last year, there is no year–over-year comparison.

During the nine months, we experienced lower margins associated with in-store trials with several key retailers.   We also increased our warranty reserves in support of significantly higher AeroGarden sales as well as additional costs in establishing new manufacturers into the supply chain.

In aggregate, our total operating expenses increased 37.3%, or $1.3 million, year-over-year, principally because we spent more in all operating expense categories to support the 112.4% increase in the current quarter revenue growth.  Even with the increases in spending noted above, operating expenses as a percentage of total revenue decreased 17.9% year over year. Spending increased in the following areas:

•	$326,000 increase in sales and marketing personnel in an effort to promote the retail sales channel and support customer service;

•	$288,000 increase in advertising primarily with our larger retailers;

•	$165,000 increase in sales displays for as part of our introduction into differentiated retail environments, and

•	$84,000 increase in public relations to further drive product and investor awareness.

•	$112,000 increase in depreciation and bad debt allowance.

As a result of the 112.4% increase in sales, our operating loss decreased by $438,000 to $202,000 for the nine months ended December 31, 2014, from $640,000 in the prior year period.

Other income and expense for the nine months ended December 31, 2014 totaled to a net other income of $18,000, as compared to net other income of $394,000 in the prior year period.  The net other income in the current year period includes $160,000 of non-cash income relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.  The net other income in the prior year period included a non-cash gain of $489,000 attributable to the repayment and settlement of the Main Power note.

The net loss for the nine months ended December 31, 2014 was $184,000, as compared to a $246,000 loss in the prior year principally because of higher sales, partially offset by the increased operating and advertising expenses and decreased margins in the retail channel,  and revaluation of the warrant held by Scotts Miracle-Gro.  Additionally, the prior year period included a non-cash gain of $489,000 attributable to the repayment and settlement of the Main Power note.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2014 and the nine months ended December 31, 2013:

	Nine Months Ended December 31,
	2014	2013
Net revenue
Direct-to-consumer	31.1%	56.5%
Retail	68.7%	40.7%
International	0.2%	2.8%
Total net revenue	100.0%	100.0%

Cost of revenue	68.6%	58.8%
Gross profit	31.4%	41.2%

Operating expenses
Research and development	2.0%	2.9%
Sales and marketing	19.1%	28.6%
General and administrative	11.7%	19.1%
Total operating expenses	32.8%	50.7%
Loss from operations	(1.4)%	(9.5)%

Revenue
For the nine months ended December 31, 2014, revenue totaled $14.4 million, a year-over-year increase of 112.4%, or $7.6 million, from the nine months ended December 31, 2013.

	Nine Months Ended December 31, (in thousands)
Net Revenue	2014	2013
Direct-to-consumer	$4,471	$3,823
Retail	9,876	2,754
International	23	190
Total	$14,370	$6,767

Direct-to-consumer sales for the nine months ended December 31, 2014 totaled $4.5 million, up $648,000, or 17.0%, from the prior year period.  The increase in sales to direct-to-consumer channels was caused by the increased size of our active customer database, demand for our new products (particularly AeroGardens with LED lighting systems), increased visibility from our expanded retail presence, and the increased availability of the various cobranded AeroGardens across the product line.

Sales to retailer customers for the nine months ended December 31, 2014 totaled $9.9 million, up $7.1 million, or 258.6%, from the prior-year period, principally reflecting increased sales to newly acquired retail accounts, BJ’s Wholesale Club, Wal-Mart, Costco warehouses, as well as the existing Amazon.com and Costco.com accounts.  We also tested our products in several retail stores during the period in anticipation of the continued retail expansion throughout the year. We also offered aggressive pricing to several of our retail partners in exchange for $488,000 of in store promotions during the period ended December 31, 2014.

International sales for the nine months ended December 31, 2014 totaled $23,000, down $167,000.  Sales in both periods principally reflect the timing of reorders from existing international distributors, as well as our continued focus on building the North American retail market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these product categories for the nine months ended December 31, 2014 and December 31, 2013 is as follows:

	Nine Months Ended December 31, (in thousands)
	2014	2013
Product Revenue
AeroGardens	$13,109	$4,988
Seed pod kits and accessories	2,335	1,998
Discounts, allowances and other	(1,074)	(219)
Total	$14,370	$6,767
% of Total Revenue
AeroGardens	91.2%	73.7%
Seed pod kits and accessories	16.3%	29.5%
Discounts, allowances and other	(7.5)%	(3.2)%
Total	100.0%	100.0%

AeroGarden sales increased $8.1 million, or 162.8%, from the prior year period, principally because of our increased retail channel sales and increased sales of gardens in our Direct-to-Consumer channel.  Sales of seed pod kits and accessories increased $337,000, or 16.9%, reflecting an increase in direct-to-consumer sales.  For the nine months ended December 31, 2014, sales of seed pod kits and accessories represented 16.3% of total revenue, as compared to 29.5% in the prior year period.  Other revenue, which is comprised of items that are not specifically identifiable to a product, such as grow club revenue, shipping revenue, accruals and deductions which increased as a percent of the total to (7.5)% from (3.2)% in the prior year period due to increases in revenue deductions for sales allowances and discounts for retail accounts as we test the in store retail market.

Cost of Revenue
Cost of revenue for the nine months ended December 31, 2014 totaled $9.9 million, an increase of $5.9 million, or 147.9%, from the nine months ended December 31, 2013.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 68.6% of revenue, as compared to 58.8% during the nine months ended December 31, 2013.  The increase in costs as a percent of revenue reflected the shift of our revenue mix: (i) from higher margin direct-to-consumer customers to lower margin retailers, including aggressive pricing to several of our retail partners in exchange for in store promotions; and from higher margin seed pod kits and accessories to lower margin AeroGardens.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms, with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the nine months ended December 31, 2014 was 31.4% as compared to 41.2% for the nine months ended December 31, 2013.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, the additional costs associated with establishing new manufacturers into the supply chain, lower margins associated with in-store trials with several key retailers and estimated allowances for retailers and our pricing strategy.

Sales and Marketing
Sales and marketing costs for the nine months ended December 31, 2014 totaled $2.7 million, as compared to $1.9 million for the nine months ended December 31, 2013, an increase of 42.0%, or $814,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Nine Months Ended December 31, (in thousands)
	2014	2013
Advertising	$1,187	$899
Personnel	1,027	701
Sales commissions	15	16
Trade shows	6	6
Other	515	314
	$2,750	$1,936

Advertising expense totaled $1.2 million for the nine months ended December 31, 2014, a year-over-year increase of 32.0%, or $288,000, primarily because we continued to participate in various promotional programs to increase product awareness of our cobranded product line with the Miracle-Gro AeroGarden trade name, along with increased web-based advertising.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the nine months ended December 31, 2014, personnel costs for sales and marketing were $1.0 million, up from $701,000 for the nine months ended December 31, 2013, an increase of 46.5%.  The increase reflected increased headcount necessary to drive the growth in retail sales and through the direct-to-consumer channels.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses increased year-over-year because of increases in a variety of spending categories, including a manufacturing realignment in China, partially offset by increased current year public relations program expenses travel costs, and sign and display advertising at specific retail locations.

General and Administrative
General and administrative costs for the nine months ended December 31, 2014 totaled $1.7 million, as compared to $1.3 million for the nine months ended December 31, 2013, an increase of 29.7%, or $384,000.  The increase is attributable to expenses associated with an investor relations program, IT contracted services, additional depreciation expense for the fixed assets at our new manufacturers and bad debt expense.

Research and Development
Research and development costs for the nine months ended December 31, 2014 totaled $280,000, an increase of 41.1%, or $82,000, from the nine months ended December 31, 2013.  The increase reflects the support of new product development activities, including the ongoing certification and testing of the LED products, as required by our retail partners, and design and consulting service expenses for new retail customers.

Operating Loss and EBITDA
Our operating loss for the nine months ended December 31, 2014 was $202,000, a decrease of $438,000 from the operating loss of $640,000 for the nine months ended December 31, 2013.  The decreased loss reflected higher sales and higher cost of revenue expenses, as discussed in greater detail above.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scotts Miracle-Gro Intellectual property royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA income for the nine months ended December 31, 2014 totaled $931,000, as compared to an Adjusted EBITDA loss of $121,000 recognized during the prior year period.

	Nine Months Ended December 31, (in thousands)
	2014	2013
Operating loss	$(202)	$(640)
Add back non-cash items:
Depreciation	181	113
Amortization	-	-
Stock based compensation	224	176
Common stock warrant expense	36	18
Scotts Miracle-Gro IP royalty and branding license	692	212
Total non-cash items	1,133	519
Adjusted EBITDA	$931	$(121)

The U.S GAAP measure most directly comparable to EBITDA is income (loss) from operations. The non-U.S. GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net income (loss). Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Net Loss
The net loss for the nine months ended December 31, 2014 was $184,000, as compared to a $246,000 net loss in the prior–year, as discussed above.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $3.5 million for the nine months ended December 31, 2014, as compared to cash used of $1.5 million in the prior year period.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, change in fair value of the derivative warrant liability and the gain on the forgiveness of debt, totaled to a net gain of $980,000 for the nine months ended December 31, 2014, as compared to a net gain of $157,000 in the prior year period.  The increase principally reflected non-cash income or charges arising from the change in fair value of the derivative warrant liability and non-cash compensation expenses.

Changes in current assets used net cash of $6.9 million during the nine months ended December 31, 2014, principally from increases in inventory as we purchased cobranded inventory, and accounts receivable balances, as a result of our reintroduction into the retail channel during the peak holiday season.

As of December 31, 2014, the total inventory balance was $3.5 million, representing approximately 111 days of sales activity, and 42 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended December 31, 2014, respectively.  The days in inventory calculation is based on the three months of sales activity is greatly affected by the seasonality of our sales, which are at their highest level during our quarter ending December 31.

Current operating liabilities increased $2.6 million during the nine months ended December 31, 2014, because of seasonal increases in all operating liability accounts.  Accounts payable as of December 31, 2014 totaled $2.8 million, representing approximately 58 days of daily expense activity, and 25 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended December 31, 2014, respectively.

Net investment activity used $477,000 of cash in the current year period, principally because of the purchases of equipment as we change our supply manufacturers and introduce new products.

Net financing activity provided net cash of $4.5 million during the nine months ended December 31, 2014, principally due the Term Loan agreement with Scotts Miracle-Gro.

As of December 31, 2014, we had a cash balance of $2.3 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $1.7 million as of March 31, 2014, of which $15,000 was restricted.

As of December 31, 2014 and March 31, 2014, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	December 31,	March 31,
	2014 (in thousands)	2014 (in thousands)
Notes payable-related party	$4,643	$-
Derivative warrant liability (see Note 4)	2,369	2,530
Sale of intellectual property liability (see Note 4)	220	258
Total debt	7,232	2,788
Less notes payable and current portion – long term debt	7,232	2,788
Long term debt	$-	$-

As discussed in Note 9, “Subsequent Events” to our financial statements, we repaid $3.0 million of the Note Payable-Related Party so far during the fourth quarter of Fiscal 2015.

Cash Requirements

We generally require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $2.3 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of December 31, 2014,
•	our cash of $1.3 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of February 6, 2015,
•	continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan of up to $4.5 million from Scotts Miracle-Gro,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
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

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer,
•	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
•	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations,
•	the seasonality of our business, in which we have historically experienced higher sales volume (September through March),
•	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China, and
•	the success of the Scotts Miracle-Gro relationship.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.7	Certificate of Amendment to Articles of Incorporation, certified May 3, 2010 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q, filed August 12, 2010
3.8	Certificate of Amendment to Articles of Incorporation, certified May 3, 2010 (incorporated by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q, filed August 10, 2012)
3.9	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)
3.10	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)
3.11	Amendment No. 2 to Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K,, filed April 23, 2013)
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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)
10.1*	Intellectual Property Sale Agreement by and among the Company and SMG Growing Media, Inc., dated April 22, 2013
10.2*	Technology Licensing Agreement by and among the Company and SMG Growing Media, Inc., dated April 22, 2013
10.3*	Brand License Agreement by and among the Company and SMG Growing Media, Inc., dated April 22, 2013
10.4*	Supply Chain Services Agreement by and among the Company and SMG Growing Media, Inc., dated April 22, 2013
10.5	Indemnification Agreement, by and between the Company and Chris J. Hagedorn, dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 23, 2013)
10.6
Term Loan and Security Agreement by and among the Company and SMG Growing Media, Inc. dated July 10, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 16, 2014)

10.7*	Amendment No. 1 to Term Loan and Security Agreement by and among the Company and SMG Growing Media, Inc., dated February 13, 2015
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: February 17, 2015	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 17, 2015	/s/ Grey H. Gibbs
By: Grey H. Gibbs
Its: Vice President Finance and Accounting (Principal Accounting Officer)