Form 10-K
period 2015-03-31
AeroGrow International, Inc.
filed 2015-06-29
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2014 was $15,747,875, the last day of our most recent second quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant's common stock outstanding as of June 18, 2015 is 6,700,413.

DOCUMENTS INCORPORATED BY REFERENCE

None

AeroGrow International, Inc.
Annual Report on Form 10-K
Year Ended March 31, 2015

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

PART I

ITEM 1.  BUSINESS

Corporate History

AeroGrow International, Inc. (“AeroGrow,” the “Company,” “we,” “us” and “our”) was formed as a Nevada corporation in March, 2002. After more than three years of initial research and product development, we began sales activities in 2006. Our principal executive offices are located at 6075 Longbow Drive, Suite 200, Boulder, Colorado 80301 and our main telephone number is (303) 444-7755.

Our Business

AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use and priced to appeal to the gardening, cooking, healthy eating, and home and office decor markets. We offer multiple lines of proprietary indoor gardens, grow lights, a patented nutrient formula, more than 40 corresponding proprietary seed pod kits, and various cooking, gardening and decor accessories, primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia. As of March 31, 2015, we have manufactured and shipped approximately 1.3 million AeroGarden® units and approximately 3.0 million seed pod kits to consumers and retailers worldwide, through two sales channels:

•	Retail Sales Channel, consisting of approximately 2,750 retail outlets (both online and storefront) in North America, and in five countries internationally;
•
Direct-to-Consumer Sales Channel, which includes web sales and a direct mail catalogue business, with approximately 714,000 catalogues mailed in Fiscal 2015.  In prior years, we have also utilized direct television sales, including infomercials and 60 and 120 second television commercials, mall kiosks, and print and radio advertisements.

After more than three years of initial research and product development, we commenced initial marketing and distribution of our products in March 2006 with an emphasis on our retail sales channel, which typically generates lower margins and required much higher investments in inventory than our direct sales channel.  As a result of the downturn in the economy in 2009 and the corresponding lack of funding, we shifted our sales and marketing efforts away from retail distribution.  During the four-year period ending on March 31, 2013, we emphasized our higher margin “direct-to-consumer” sales channels, primarily our own in-house direct mail catalogue, e-mail marketing, and internet marketing, and continued to sell to a limited number of international customers.

During the last two fiscal years, we re-entered the retail channel sales due to the improving economic conditions and our April 2013 strategic alliance with a subsidiary of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”), which has strong retail presence and a globally recognized and highly trusted Miracle-Gro brand name.  In July 2014, Scotts Miracle-Gro provided us with up to $4.5 million of working capital payable in specified installments through a Term Loan.  Interest was charged at the stated rate of 10% per annum, and was paid in April 2015 in the form of 136,895 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the due date the Term Loan.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  See “April 2013 Scotts Miracle-Gro Strategic Alliance” below.

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

Our indoor gardening units are sold through different channels designed to match customer needs and interests with the appropriate garden unit features and benefits at list prices ranging from approximately $70 to $300, depending on size, design elements, light intensity and other automated features.  As is customary in the direct-to-consumer channels and select retail channels, we sometimes offer temporary discounts and targeted promotions that are designed to generate higher sales volume.

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

Intellectual Property Sale Agreement.  Pursuant to the Intellectual Property Sale Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000; we also agreed to pay a specified percentage of our revenue to Scotts Miracle-Gro for a defined period.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.

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

Proprietary Technology and Intellectual Property

Since our inception in 2002, we have been innovating, simplifying, and integrating proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed pod kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop seven different models of indoor gardens, each with different features and technology groupings, with list prices ranging from approximately $70 to $300.  Multiple patent applications have been filed in the United States and internationally to protect the inventions that are exclusively used in our indoor garden system and seed pod kits, and seven patents have been issued (four in the United States and three internationally).  We have also obtained access to, both domestically and internationally, trademarks and certain domain names, including AeroGrow.com, AeroGarden.com, AeroGarden.net, AeroGarden.tv, AeroGarden.biz, and Getthegarden.com, among others.

Our success and ability to compete are substantially dependent upon our exclusive access to technology and expertise.  While we rely on patent, copyright, trade secret, and trademark law to protect the use of such technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There can be no assurance, however, that others will not develop technologies that are similar or superior to our technologies.  Each of our employees, independent contractors, interns, and consultants has executed assignment of rights to intellectual property agreements and nondisclosure agreements. The assignment of application rights to intellectual property agreements grant us the right to own inventions and related patents which may be granted in the United States and throughout the world. The nondisclosure agreements generally provide that these people will not disclose our confidential information to any other person without our prior written consent.

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

Home and Office Decor Market. Flowers are frequently used to brighten homes and offices worldwide. It is difficult to readily grow flowers indoors due to a lack of sufficient light and growing knowledge. As a result, people often use cut flowers, which are expensive, short-lived, and require ongoing maintenance. Our indoor gardening products enable colorful and fragrant flowers to be easily grown indoors year round and at a lower cost. Flowers grown with our indoor gardening products will last for months with minimal care and maintenance. Flowers can be grown in a wide variety of indoor locations, including kitchen and bathroom countertops, living rooms, bedrooms, family rooms, offices, work stations, waiting rooms, and lobbies.

Products

AeroGarden Indoor Gardens.  We currently offer nine different indoor garden models with list prices ranging from approximately $70 to $300 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusion of plant support systems.

Currently, our AeroGarden product line is divided into five main categories:

•
AeroGarden 3 Series – The AeroGarden 3 series features the Advanced Growing System, grow lights, a smaller footprint, and an attractive, stylish design that makes it suitable for use as a decorative feature throughout the home or office.  AeroGarden 3s fit easily on kitchen counters, night stands, and end tables. Some models include upgraded trim and designs such as the “Ladybug” garden targeted at all-family usage.  Additionally, this garden is offered in a slim, elegant design in the AeroGarden 3SL. List prices start at $69.95.

•
AeroGarden 6 Series – The AeroGarden 6 series has a compact, triangular shape that is a perfect fit for kitchen counter-top corners. It has a smaller footprint than the AeroGarden 7 and as a result features 6-pods for planting. The list price is $139.95.

•	AeroGarden 7 Series – Includes our original products which feature the rainforest nutrient delivery system, automated lights, and reminder systems. The list price is $169.95.

•
AeroGarden Extra Series – A 7-pod garden with extended lamp arms and greater light output for growing larger vegetables.  Some models also include stainless steel trim.  Additionally, this garden offers a model with an LED light that delivers faster growth with higher yields but uses less energy.  List prices start at $199.95.

•
AeroGarden ULTRA Series - The ULTRA features the new MyGarden control panel – an automated garden “brain” that makes gardening easier than ever for beginners and offers complete customization for experts. It also includes a redesigned lighting system featuring new MaxGrow Grow Lights and aluminum reflectors, the widest, easiest range of Grow Light adjustment from small to tall, an improved trellis system, a 20% larger reservoir, and a “QuickPlant” button that walks users step-by-step through the planting process. Additionally, this garden offers a model with an LED light that delivers faster growth with higher yields but uses less energy.  List prices start at $249.95.

The Company has introduced a series of LED grow light systems that enhance plant growth and have been generally well-received in the market.  In FY 2015, LED lighting systems were available on the AeroGarden 7, the AeroGarden Extra and the AeroGarden ULTRA.  The Company has plans to release additional LED grow light systems in FY 2016 and beyond.

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

Future Products.  The core technology platform can be leveraged by bundling different components into new products with a wide variety of features and price points that then can be sold through a variety of direct and retail channels for use in different settings around the home or office.  Examples include significantly larger, modular gardens, and less expensive, more decorative gardens.

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

Shift in Channel Strategy.  For the three years prior to Fiscal 2014, we reduced our presence in the retail channel due to the downturn in the economy, capital shortages, and the high cost of maintaining inventory levels sufficient for retail customers.  During this time period, we decreased the number of storefronts offering our products from 575 in Fiscal 2011 to approximately 72 as of March 31, 2013.  However, beginning in Fiscal 2014 with the April 2013 strategic alliance with Scotts Miracle-Gro, we have once again increased our retail presence.  As of March 31, 2015, our products were offered in approximately 2,750 storefronts in North America, as well as through select online retailers such as Amazon.com, Costco.com, Target.com and Home Depot.com. We believe we will continue to expand and revise our retail presence during the coming fiscal year.  For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

Direct-to-Consumer Sales.  In 2007, we produced and began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In Fiscal 2015, we mailed approximately 714,000 catalogues.  With our catalogue sales we focus on remarketing to current customers and also prospecting for new customers using database marketing techniques.

We established our first consumer product website in the fall of 2006 and supplemented this website in late 2007 with search engine advertising, banner advertising, email campaigns and web affiliate programs.  In the fall of 2008 we took on in-house management of many of these programs from third-party providers and have seen resulting increases in efficiency.

A key focus of our web and catalogue marketing is to maximize the lifetime value of AeroGrow customers through repeat sales of our seed pod kits, light bulbs and accessories. During Fiscal 2015, direct-to-consumer sales represented 37.4% of our total net sales.

Retail Sales.  Initial shipments to retailers commenced in March 2006.  Over the next several years, we rapidly grew our retail distribution and as of March 31, 2009 our products were being sold through approximately 7,500 stores in North America.  In Fiscal 2010 through Fiscal 2013, we reduced our sales to retailers as discussed above, and as of March 31, 2013 our products were being sold through approximately 72 stores in North America.  During Fiscal 2015, our renewed focus in the retail markets dramatically increased our visibility in stores and were being sold in approximately 2,750 stores and sales to retailers represented 62.3% of our total net sales.

During Fiscal 2015, approximately 52.1% and 23.4% of our total sales to retailers represented sales to Amazon.com, Inc. and Wal-Mart Stores, respectively. Moreover, sales to Amazon.com and Wal-Mart Stores represented approximately 32.5% and 14.6%, respectively, of our total sales in Fiscal 2015. As we continue our expansion of our retail sales efforts during the coming fiscal year we expect to continue our sales with strong retailers as a result of our strategic alliance with Scotts Miracle-Gro.

International Sales.  We began testing international sales opportunities in the UK and Japan in late 2007 and eventually expanded into Australia, South Korea, Mexico, France and several other countries. All international sales are conducted through third-party distributors.  During Fiscal 2015, international sales represented less than 1% of our total net sales, as we limited international activity to supporting distribution in five existing international markets.

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

Manufacturing and Operations

We source our AeroGarden products and accessory items from contract manufacturing companies that manufacture products using tooling we own, in accordance with our specifications, and subject to our intellectual property rights provided by the Technology Licensing Agreement with Scotts Miracle-Gro.  We have four Chinese manufacturers of our garden products.  Several are capable of manufacturing multiple garden models.  We believe the existing production capacity of these manufacturers is more than sufficient to meet our garden requirements for the short-to-medium term.  In addition, capacity expansion is available in a reasonable period of time with a nominal tooling investment.  We also try to have multiple, dual-sourced manufacturers of our many component parts and accessories.  Indoor gardening products are shipped from China to the third-party fulfillment center in Missouri, as well as to third-party distribution facilities in countries outside North America.

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

Personnel

As of March 31, 2015, AeroGrow employed 27 full-time employees.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good.  Historically, our outsourced business also included manufacturing, telemarketing, infomercial production, fulfillment and shipping.   Additional employees and/or consultants may be hired in the future as our operations merit.

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

Since we commenced operations in 2002, and through March 31, 2015, we incurred substantial losses, including a net loss of $191,000 for the twelve month period ended March 31, 2015.  As of March 31, 2015, our losses have resulted in an accumulated deficit of $82.4 million.  The future success of our business will depend on our ability to use the Scotts Miracle-Gro partnership to: (i) profitably expand sales of our AeroGarden indoor garden systems, seed pod kits and accessory products; (ii) develop new product extensions and applications; and (iii) efficiently spend marketing dollars to gain customer acceptance.

Our financial condition may limit our ability to borrow funds or to raise additional equity as may be required to fund our future operations.

Our ability to borrow funds or raise additional equity may be limited by our financial condition.  In addition, a failure to obtain additional funding to support our working capital and operating requirements could prevent us from making expenditures that are needed to allow us to grow our operations.   In the event we cannot raise additional funding to fulfill working capital needs, we will have to scale back on our operating plans for the current and future fiscal years.  There can be no assurance that we will be able to secure the additional capital in an amount and in time to support all of our operating plans.

As we grow our sales into the retail channel and increase sales through individual retailers, the loss or significant reductions in orders from our top retail customers could have a material adverse impact on our business.

In Fiscal 2015, our net sales to two retail customers, Amazon.com, Inc. and Wal-Mart Stores, totaled 75.5% of our total net sales to retailers and 47.1% of our total net sales.  The loss of these significant customers, or a significant decline in orders could materially affect our sales of indoor garden systems, seed pod kits and accessories, and could therefore have a material adverse effect on our business, prospects, results of operations, and financial condition.

We do not have long-term sales agreements with, or other contractual assurances as to future sales to, any of our current or planned major retail customers. In addition, our business may be negatively affected by changes in the policies of our retailers, such as payment terms, shelf space limitations, price demands and other conditions.

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

The success of our business operations depends significantly on consumer confidence and discretionary spending, which deteriorated during the recent worldwide economic downturn.  A re-occurrence of the economic downturn and the consequent impact on consumer spending, particularly in the United States and Canada, could adversely impact our revenue, ability to market our products, build customer loyalty, or otherwise implement our business strategy.  In such a scenario, we would experience a material adverse effect on our business, prospects, results of operations, and financial condition.

Our revenue and level of business activity are highly seasonal, requiring us to staff our operations, incur overhead and marketing costs, purchase and manufacture inventory, and incur other operating costs in advance of having firm customer orders for our products.  A material variance in actual orders relative to anticipated orders could have an adverse impact on our business.

For the fiscal year ended March 31, 2015, approximately 70.5% of our total net sales occurred during four consecutive calendar months (October through January).  We must therefore estimate sales in advance of the anticipated peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.   Shortfalls in the supply of our products could result in a significant loss of revenue due to lack of adequate product inventory.  For example, the cobranding of our product with the “Miracle-Gro AeroGarden” trade name caused a delay in available inventory during the first six months of Fiscal 2014.  Additionally, during the third and fourth quarters of Fiscal 2013, a labor strike in the ports of Los Angeles and Long Beach delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during that time period. Alternatively, a shortfall in actual demand for our products, relative to forecast, during peak months could cause us to liquidate excess inventory at a loss or at substantially lower margins.  In any of these cases, we may not generate enough revenue to cover expenses incurred throughout the balance of the year.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

Our current or future manufacturers could fail to fulfill our orders for indoor garden systems, which would disrupt our business, increase our costs, and could potentially cause us to lose our market.

We currently depend on four contract manufacturers in China to produce our indoor garden systems. These manufacturers could fail to produce the indoor garden system to our specifications or in a workmanlike manner and may not deliver the systems on a timely basis. Our manufacturers must also obtain inventories of the necessary parts and tools for production. Although we own the tools and dies used by our manufacturers, our manufacturers operate in China.  As a result, our manufacturers may be subject to business risks that fall outside our control, including but not limited to, political, currency, regulatory and shipping/transportation risks, each of which may affect the manufacturer’s ability to fulfill our orders for indoor garden systems. As discussed in the preceding risk factor, the December 2012 labor strike in the ports of Los Angeles and Long Beach (delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during the third and fourth quarters of Fiscal 2013. In addition, port congestion in October 2014 backed up deliveries and delayed ground transportation during the third quarter of Fiscal 2015.  Weather or natural disasters in China could disrupt our supply of product.  Any change in manufacturers could disrupt or delay our ability to fulfill orders for indoor garden systems while we search for alternative supply sources, provide specifications, and test initial production.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

Our current AeroGarden manufacturers are located in China and therefore our product costs may be subject to fluctuations in the value of the dollar against the Chinese currency and increases in Chinese labor rates.

Although we purchase our AeroGarden products in U.S. dollars, the prices charged by our factories are predicated upon their cost for components, labor and overhead. Therefore, increases in Chinese labor rates and changes in the valuation of the U.S. dollar in relation to the Chinese currency may cause our manufacturers to raise prices of our products, which could reduce our profit margins and have a material adverse effect on our business prospects, results of operations and financial condition.

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

We believe that our complete indoor garden systems offer significant benefits over traditional hydroponic industry products.  However, there are companies in a variety of related markets, including but not limited to, consumer electronics, commercial hydroponics, gardening wholesale, and soil-based gardening that are larger, better funded, and have experience in our channels of distribution.  These companies may decide to develop products to compete with our products. These companies could use hydroponic technologies, and could achieve better consumer acceptance.  The success of any competing products may have a material adverse effect on our business prospects, results of operations and financial condition.

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

From our inception through March 31, 2015, we have sold approximately 1.3 million AeroGardens and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have a material adverse effect on our business prospects, results of operations and financial condition.

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

Risks Related to the Market for our Securities

The market price of our shares may fluctuate greatly. Investors in AeroGrow common stock bear the risk that they will not recover their investment.

Our common stock, like that of many emerging growth companies, is typically subject to price and volume volatility. Trading in our common stock is limited, and the price per share is likely to be influenced by the price at which and the amount of shares that selling security holders are attempting to sell at any time.  A number of large stockholders, including Scotts Miracle-Gro and its affiliates, have held their investment in our common stock for a substantial period of time and may desire to sell their shares, which could drive down the price of our common stock. Our common stock may also be subject to the activities of persons engaged in short selling securities, which generally has the effect of driving the price down. The price of our common stock has fluctuated, and may continue to fluctuate, widely. A full and stable trading market for our common stock may never develop and, as a result, stockholders may not be able to sell their shares at the time they elect, if at all.

We can issue debt securities and shares of preferred stock without approval of common stockholders, which could adversely affect your rights and undermine the value of your shares.

Our Articles of Incorporation allow our Board of Directors to approve the terms and conditions of debt securities and preferred stock for issuance by the Company, including but not limited to voting rights, conversion privileges and liquidation preferences, without the approval of common stockholders.  The rights of the holders of our common stock may be adversely impacted as a result of the rights that could potentially be granted to holders of debt securities or preferred stock that we may issue.  As a result, the price of our common stock may be adversely affected by future issuances of debt or preferred stock.

For example, in April 2013 (during the first quarter of fiscal year 2014), we entered into a Securities Purchase Agreement with SMG, a wholly owned subsidiary of Scotts Miracle-Gro. Pursuant to the Securities Purchase Agreement, SMG acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant”).  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis,” constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned), as calculated as of the date or dates of exercise.  The Warrant can be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021.

Under the Securities Purchase Agreement, our Board of Directors is required to consist of five members.  While the Warrant is outstanding, SMG is entitled to elect one director and have one additional Board observer.  As a result of this transaction, your rights as a common stockholder could be adversely affected.  Because the holder of Series B Preferred Stock is entitled to vote on an “as-converted” basis with the common stock, SMG controls approximately 31% of the voting power of our outstanding equity.  If SMG exercises the Warrant, its voting power will increase.  Please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements for more detailed disclosure regarding the strategic relationship with Scotts Miracle-Gro and the terms of the Series B Convertible Preferred Stock, the Warrant and other transactions.  In addition, we entered into a $4.5 million Term Loan Agreement with Scotts Miracle-Gro in July 2014.  Interest was charged at the stated rate of 10% per annum, and was paid in April 2015 in the form of 136,895 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan.

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

As of March 31, 2015, we had reserved for issuance up to approximately 3.6 million additional shares of common stock under the terms of warrants, options, convertible preferred stock, and other arrangements, including the conversion of Series B Convertible Preferred and exercise of Warrants issued to Scotts Mircale-Gro.

For the length of time the warrants, options and Series B Convertible Preferred Stock are outstanding, the holders will have an opportunity to profit from a rise in the market price of our common stock without assuming all the risks of common share ownership. This may adversely affect the terms upon which we can obtain additional capital and may be dilutive to the interests of common stockholders. In this regard, interest on the Term Loan with Scotts Miracle-Gro was charged at the stated rate of 10% per annum, and was paid in April 2015 in the form of 136,895 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan. The holders of such derivative securities would likely exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the notes, warrants or options.

Further, issuances of equity and/or debt securities, or the perception that such issuances may occur, could cause the market price of our common stock to decline and impair our ability to raise capital in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease a 9,868 square foot office space in, Boulder, Colorado, with a current monthly rent of $9,000, which is subject to annual increases of 3.5%.  We also pay our proportionate share of building taxes, insurance and operating expenses. The lease term continued until September 30, 2014, unless modified under specified circumstances. As of April 14, 2014 the lease term was extended to September 30, 2016.  The agreement contains other standard office lease provisions.

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

	Fiscal Year Ended 3/31/15		Fiscal Year Ended 3/31/14
	High	Low	High	Low
1st Quarter - Ended June 30	$7.25	$4.45	$2.10	$1.00
2nd Quarter - Ended Sept 30	$6.75	$3.93	$2.20	$1.41
3rd Quarter - Ended Dec 31	$4.95	$2.75	$2.60	$1.90
4th Quarter - Ended Mar 31	$4.70	$2.75	$9.66	$2.28

Holders

As of June 18, 2015, we had approximately 511 holders of record of our common stock.  A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for additional information about holders of our common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended March 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Statements of Operations Data
	Fiscal Years ended March 31,
(in thousands, except per share data)	2015	2014
Revenues	$17,912	$9,355
Cost of revenue	12,367	5,582
Gross profit	5,545	3,773
Operating Expenses
Research and development	389	277
Sales and marketing	3,895	2,629
General and administrative	2,088	1,743
Total operating expenses	6,372	4,649
Loss from operations	(827)	(876)
Other income (expense)	636	(1,530)
Net loss	$(191)	$(2,406)
Less: Deemed dividend on convertible preferred stock	-	(268)
Less: Preferred stock dividend	(1,355)	(1,456)
Net income (loss) attributable to common shareholders	$(1,546)	$(4,130)

Net loss per share, basic and diluted	$(0.26)	$(0.76)
Weighted average number of common shares outstanding, basic and diluted	5,847	5,408

Balance Sheet Data
(in thousands)	2015	2014
Cash and cash equivalents	$1,015	$1,707
Total assets	$5,974	$4,544
Total liabilities	$4,591	$3,650
Total stockholders’ equity	$1,383	$894

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

Executive Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded our operations and currently offer nine different indoor garden models, more than 40 seed pod kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in five other countries.

Background – Fiscal Years 2014-2015
As disclosed above under the caption “Item 1. Business,” we entered into a Securities Purchase Agreement and strategic alliance in April 2013 with a wholly owned subsidiary of Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, we issued (i) 2,649,007 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement in which we agreed to sell all intellectual property associated with our hydroponic products, other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement.

In addition to the working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, the strategic alliance affords us the use of the globally recognized and highly trusted Miracle-Gro brand name.  In July 2014, we also entered into a $4.5 million Term Loan Agreement with Scotts Miracle-Gro in order to provide working capital in advance of our peak selling season. Interest was charged at the stated rate of 10% per annum, and was paid in April 2015 in the form of 136,895 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan. We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We have used our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail sales channels.  During the first six months of Fiscal 2014, we cobranded our products with the Miracle-Gro AeroGarden trade name.  We have since renewed our focus in retail markets as we grow awareness of our newly cobranded product.  As of March 31, 2015 our products had been offered in approximately 2,750 stores in North America.  During Fiscal 2015, we also enhanced the depth and breadth of our direct sales distribution channels by distributing approximately 714,000 direct mail catalogues, significantly increasing our web-selling presence and developing a robust e-mail marketing program.   In Fiscal 2015, approximately 37.4% of our total sales were to direct customers and approximately 62.6% of our total sales were to retail customers.  Amazon.com, Inc., our largest retailer customer, comprised approximately 52.1% of our sales to retailers and 32.5% of our total sales during Fiscal 2015.

Based on the efforts during Fiscal 2015 and our growing product awareness, we believe we can meet our cash requirements for the next twelve months.  We may need to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event, we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

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

	March 31,	March 31,
(in thousands)	2015	2014
Finished goods	$1,919	$784
Raw materials	684	527
	$2,603	$1,311

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2015 and 2014, the Company had reserved $267,000 and $332,000, respectively, for inventory obsolescence.  The decrease is attributable to destroying some inventory that was deemed obsolete in prior years along with additional reserves recorded.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following: (i) a product is shipped under an agreement with a customer; (ii) risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. As of March 31, 2015 and March 31, 2014, the Company had accrued $110,000 and $42,000 respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.   Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $58,000 and $11,000, as of March 31, 2015 and March 31, 2014, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods. This allowance is deducted from payments made to us by such retailers.  As of March 31, 2015 and March 31, 2014, the Company has recorded a reserve for customer returns of $119,000 and $61,000, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue.  Shipping and handling costs associated with freight out to customers are also included in cost of revenue.  Shipping and handling charges paid by customers are included in product sales.

Stock Based Compensation
The Company accounts for share-based payments in accordance with FASB Accounting Standards Codification (“ASC”) 718-10-55 Shared-Based Payment.  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued.  For the years ended March 31, 2015, and 2014, equity compensation in the form of stock options and grants of restricted stock that vested totaled $302,000 and $257,000, respectively, and is included in the accompanying statements of operations in the following categories:

	Fiscal Years Ended March 31,
(in thousands)	2015	2014
General and administrative	$158	$200
Sales and marketing	144	57
Total	$302	$257

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  In contrast, we record media and marketing costs related to our direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with ASC 340-20-25 Reporting on Advertising Costs. As prescribed by ASC 340-20-25, direct response advertising costs incurred are reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has re-entered the retail distribution channel, it has expanded advertising into online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expenses for the years ended March 31, 2015 and March 31, 2014, were as follows:

	Fiscal Year Ended March 31, (in thousands)
	2015	2014
Direct-to-consumer	$890	$799
Retail	871	389
General	40	2
Total advertising expense	$1,801	$1,190

As of March 31, 2015 and March 31, 2014, the Company had deferred $1,000 and $16,000, respectively, related to such media costs.

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

Fair Value Measurements
In evaluating the fair value of derivative financial instruments, there are numerous assumptions which management must make that may influence the valuation of the derivatives in the financial statements.  We revalue our financial instruments at fair value on a case by case basis and recognize the change in the fair value of the instrument at each reporting period.

Intellectual Property Sale Agreement
Under the Intellectual Property Sale Agreement with Scotts Miracle-Gro, we received $500,000 cash and agreed to pay a specified percentage of our revenue to Scotts Miracle-Gro for a defined period. Because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.

New Accounting Pronouncements

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815),” which updates the guidance on the determination in evaluating whether the nature of the host contract within a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under U.S. GAAP in the accounting for hybrid financial instruments issued in the form of a share is more akin to debt or equity.  The guidance requires the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.  The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  This new guidance will not have a material impact on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last two fiscal years:

	Fiscal Years Ended March 31,
	2015	2014
Net revenue
Direct-to-consumer	37.4%	59.3%
Retail	62.3%	38.6%
International	0.3%	2.1%
Total net revenue	100.0%	100.0%

Cost of revenue	69.0%	59.7%
Gross profit	31.0%	40.3%

Operating expenses
Research and development	2.2%	3.0%
Sales and marketing	21.7%	28.1%
General and administrative	11.7%	18.6%
Total operating expenses	35.6%	49.7%

Loss from operations	-4.6%	-9.4%

Total other income/(expense), net	3.5%	-16.4%

Net loss	-1.1%	-25.7%

Fiscal Years Ended March 31, 2015 and March 31, 2014

Summary Overview
Our net revenue in Fiscal 2015 totaled $17.9 million, an increase of 91.5% from Fiscal 2014 revenues.  This increase was primarily attributable to tests at newly acquired retailer accounts such as True Value, Wal-Mart and Sam’s Club and increased retail sales to our existing accounts, such as Amazon.com and Costco.  Additionally, the increase is reflected in the increased size in our active customer database, new products (particularly AeroGardens with LED grow light systems), more available inventory and the co-branding agreement and joint marketing programs with Scotts Miracle-Gro.

Our sales to retailer customers increased by 208.8% to $11.2 million during Fiscal 2015.  Retailer sales encompass sales to both traditional “in-store” and on-line retailers.  The increase in sales to retailers reflected increased retail distribution which led to increased sales to newly acquired retailer accounts such as True Value, Wal-Mart, and Sam’s Club, and increased sales to existing accounts, such as Amazon.com and Costco.

Our direct-to-consumer sales increased by 21.0% to $6.7 million, principally due to the increased size in our active customer database which has been driven by our recent sales growth, new products (particularly AeroGardens with LED lighting systems), more available inventory, and the co-branding agreement and joint marketing programs with Scotts Miracle-Gro.  Direct-to-consumer sales increased during Fiscal 2015, despite sending fewer catalogues, due to increased visibility in the retail channel, a growing installed base of AeroGardens in the market, and new co-branded product offerings.

For the years ended March 31, 2015, sales of AeroGarden garden units increased by $8.8 million or 133.8% from the prior year period due to the large increase in retail sales.  This percentage increase was attributable to increased retail distribution, which tends initially to favor garden sales over seed pod kit or accessory sales, especially during the high demand holiday season.  Seed pod kit and accessory sales increased by $908,000 or 30.5% over the prior year period, as our established base of AeroGardeners continues to grow.  Despite that significant growth, seed pod kit and accessory gross sales in Fiscal 2015 decreased as a percentage of total revenue year-over-year due largely to the rapid increase in garden sales, which tend to lead seed pod kit and accessory sales growth.

For Fiscal 2015, we incurred $1.8 million in advertising expenditures, a 51.3% year-over-year increase compared to the Fiscal Year ended 2014, to support the 91% growth in our direct-to-consumer and retail channels.  As we transition into a multi-channel selling environment, including direct-to-consumer, on-line retail sales and in-store retail sales, we review our advertising expenses in a consolidated fashion across all channels. Viewed this way, overall advertising efficiency (measured as total revenue per dollar of advertising expense) increased from $7.86 to $9.95 for the years ended March 31, 2014 and March 31, 2015, respectively. These expenditures were divided as follows:

•
Direct-to-consumer advertising increased to $890,000 from $799,000 for the year ended March 31, 2015 and March 31, 2014, respectively.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $7.54 or 8.6% for the fiscal year ended March 31, 2015, as compared to $6.94 for Fiscal 2014. Catalogue expenses decreased during the year as we spent more on other direct-to-consumer measurable media to help drive the efficiency of advertising expenses.

•
Retail advertising increased to $871,000 from $389,000 for the year ended March 31, 2015 and March 31, 2014, respectively, as the Company focused on driving product awareness on behalf of our retail partners. We anticipate that as we advertise more in the retail channel that the increased awareness will also help drive direct-to-consumer sales.

The combination of all of the factors cited above resulted in a year-over-year increase in total net revenues of 91.5% to $17.9 million in Fiscal 2015.

Our gross margin for Fiscal 2015 was 31.0%, down from 40.3% in the prior fiscal year.  This decline was largely anticipated as we shifted our revenue mix in two ways: (i) from higher margin direct-to-consumer sales to lower margin wholesale sales to retailers; and (ii) from higher margin seed pod kit and accessory sales to lower margin AeroGarden garden unit sales. In the absence of a large national media spend to create awareness and drive sales, we offered aggressive pricing to several of our retail partners in exchange for in-store promotions. These promotions, totaling $556,000, impacted our gross margin by 3.1%. Under U.S. GAAP, these costs are netted against revenue and are not included in advertising expense. Because our products were not in these stores last year, there is no year–over-year comparison.  During Fiscal 2015, we experienced lower margins associated with in-store trials with several key retailers.  We also increased our warranty reserves in support of significantly higher AeroGarden sales as well as incurred additional costs to establish new manufacturers into our supply chain, such as depreciation for new tooling.

Operating expenses for Fiscal 2015 totaled $6.4 million, an increase of 37.1% or $1.7 million over the prior fiscal year to support the 91.5% increase in the Fiscal 2015 revenue growth.  Even with the increases in spending noted above, operating expenses as a percentage of total revenue decreased 14.1% year-over-year. Gross spending increased in the following areas:

•	$611,000 increase in advertising, primarily with our larger retailers;
•	$460,000 increase in sales and marketing personnel in an effort to promote the retail sales channel and support customer service efforts, as our established base of AeroGardens grows;
•	$165,000 increase in spending on sales displays for as part of our introduction into differentiated retail environments;
•	$91,000 increase in public relations to further drive product and investor awareness;
•	$105,000 increase in depreciation as our new product introductions required new tooling; and
•	As part of the re-introduction into the retail channel, increased travel and other related expenses.

General and administrative expense totaled $2.1 million during Fiscal 2015, an increase of 19.8%, or $345,000 from Fiscal 2014, principally due to increased investor relations, contracted IT and other services, and depreciation expenses.

Research and development costs also increased 40.4% year-over-year, or $112,000 in Fiscal 2015, primarily reflecting development of the AeroGarden AG7 LED and AG3 SL, additional product testing and certifications, and enhanced market research required to develop new products.

Our loss from operations totaled $827,000 for Fiscal 2015, as compared to a loss of $876,000 in the prior year.  The decreased loss reflected higher sales, partially offset by decreased margins due to channel and product mix swings during Fiscal 2015.

Other income for Fiscal 2015 totaled $636,000, as compared to other expense of $1.5 million in the prior year.  The net other income in the current year period included a non-cash gain of $842,000 to reflect the change in fair value of the Scotts Miracle-Gro warrant and $207,000 of interest expense related to the loan with Scotts Miracle-Gro.  The net other expense in the prior year included a noncash charge of $1.9 million to reflect the change in fair value of the Scotts Miracle-Gro warrant valuation and $489,000 of income attributable to the repayment and settlement of the Main Power note.

Our net loss for Fiscal 2015 totaled $191,000, a $2.2 million improvement over the net loss of $2.4 million in Fiscal 2014.  The improved performance was primarily due to higher sales volumes and a reduction in the non-cash charge incurred to reflect the fair value of the Scotts Miracle-Gro warrant, partially offset by lower operating margins associated with retail sales.   Additionally, during the prior period the loss partially offset by a gain on the settlement on the Main Power Note.

Revenue
The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2015, and March 31, 2014:

Fiscal 2015	Quarters ended				Year ended
(in thousands)	30-Jun-14	30-Sep-14	31-Dec-14	31-Mar-15	31-Mar-15
Sales – direct-to-consumer	$1,043	$764	$2,664	$2,237	$6,708
Sales – retail	630	930	8,316	1,276	11,152
Sales – international	10	13	-	29	52
	$1,683	$1,707	$10,980	$3,542	$17,912

Fiscal 2014	Quarters ended				Year ended
(in thousands)	30-Jun-13	30-Sep-13	31-Dec-13	31-Mar-14	31-Mar-14
Sales – direct-to-consumer	$788	$521	$2,514	$1,721	$5,544
Sales – retail	169	148	2,437	858	3,612
Sales – international	166	7	17	9	199
	$1,123	$676	$4,968	$2,588	$9,355

In Fiscal 2015, revenue totaled $17.9 million, an increase of $8.6 million, or 91.5%, from Fiscal 2014.  The overall sales increase in Fiscal 2015 resulted from a $7.5 million, or 208.8%, year-over-year increase in retail sales, to $11.2 million, from $3.6 million in Fiscal 2014, combined with the $1.2 million, or 21.0% increase in direct-to-consumer sales.  The increase in both distribution channels is the result of increased advertising and growth of the product category in the marketplace.

During the Fiscal 2015, direct-to-consumer sales totaled $6.7 million as compared to $5.5 million from the same period a year earlier, principally reflecting our increased market presence, new product introductions, and advertising campaigns.  Direct-to-consumer revenues per dollar of advertising expense increased to $7.54 in Fiscal 2015 from $6.94 in the prior year period.

Sales to retailer customers for Fiscal 2015 totaled $11.2 million, up $7.5 million, or 208.8%, from the same period a year earlier, principally reflecting sales to newly acquired retail accounts such as BJs’ Wholesale Club, Wal-Mart, Sam’s Club and True Value as well as increased sales to existing retail customers (primarily Amazon.com and Costco).

The following table presents our quarterly sales by product category, in U.S. dollars and as a percent of total net revenue, for Fiscal 2015 and Fiscal 2014.

Fiscal 2015	Quarters ended				Year ended
(in thousands)	30-Jun-14	30-Sep-14	31-Dec-14	31-Mar-15	31-Mar-15
Product Revenue
AeroGardens	$1,013	$1,207	$10,889	$2,290	$15,399
Seed pod kits and accessories	622	511	1,203	1,547	3,883
Discounts, allowances and other	48	(11)	(1,112)	(295)	(1,370)
Total	$1,683	$1,707	$10,980	$3,542	$17,912
% of Revenue
AeroGardens	60.2%	70.7%	99.1%	64.7%	86.0%
Seed pod kits and accessories	37.0%	29.9%	11.0%	43.7%	21.7%
Discounts, allowances and other	2.8%	(0.6)%	(10.1)%	(8.3)%	(7.7)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Fiscal 2014	Quarters ended				Year ended
(in thousands)	30-Jun-13	30-Sep-13	31-Dec-13	31-Mar-14	31-Mar-14
Product Revenue
AeroGardens	$504	$217	$4,267	$1,599	$6,587
Seed pod kits and accessories	572	414	1,012	977	2,975
Discounts, allowances and other	47	45	(311)	12	(207)
Total	$1,123	$676	$4,968	$2,588	$9,355
% of Revenue
AeroGardens	44.9%	32.1%	85.9%	61.8%	70.4%
Seed pod kits and accessories	50.9%	61.2%	20.4%	37.7%	31.8%
Discounts, allowances and other	4.2%	6.7%	(6.3)%	0.5%	(2.2)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

AeroGarden garden unit sales totaled $15.4 million in Fiscal 2015, up $8.8 million or 133.8%, from the year earlier, principally due to: (i) the increase in retail channel sales, (ii) the increase in garden sales in the direct-to-consumer channel, and (iii) the launch of the new AeroGarden AG7 LED and AG3 SL models.  Sales of seed pod kits and accessories increased by $908,000, or 30.5%, principally reflecting the overall increase in awareness and the growth of the existing customer base.  In Fiscal 2015, sales of seed pod kits and accessories represented 21.7% of our total net revenue, down from 31.8% in the prior fiscal year, reflecting the dramatic increase in AeroGarden sales.  Other revenue (expense), which is comprised of items that are not specifically identifiable to a product, such as grow club revenue, shipping revenue, accruals and deductions, increased as a percentage of total revenue from (2.2)% in Fiscal 2014 to (7.7)% in Fiscal 2015 due to increases in revenue deductions for sales allowances and discounts for retail accounts as we test the in-store retail market.

Cost of Revenue
Cost of revenue for Fiscal 2015 totaled $12.4 million, a 121.6% increase from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing, credit card processing fees for direct sales, and duties and customs applicable to imported products.  The dollar amount of cost of revenue increased because of the increase in total sales, as well as fees associated with our strategic alliance with Scotts Miracle-Gro.  As a percent of total revenue, cost of revenue totaled 69.0% in Fiscal 2015, as compared to 59.7% in the year earlier period.  The increase in costs as a percent of revenue reflected the shift of our revenue mix: (i) from higher margin direct-to-consumer customers to lower margin retailers, including aggressive pricing to several of our retail partners in exchange for in store promotions; and (ii) from higher margin seed pod kits and accessories to lower margin AeroGarden garden units.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail and direct-to-consumer channels, all of which have very different base gross margins.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing costs.   Overall, the gross margin for Fiscal 2015 was 31.0% as compared to 40.3% in the prior year.  This decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, additional costs associated with establishing new manufacturers and new products into the supply chain, lower margins associated with in-store trials with several key retailers, estimated allowances for retailers and our pricing strategy.

Sales and Marketing
Sales and marketing costs for Fiscal 2015 totaled $3.9 million, an increase of $1.2 million, or 42.7%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for Fiscal 2015 and Fiscal 2014:

	Fiscal Years Ended March 31,
(in thousands)	2015	2014
Advertising	$1,801	$1,190
Salaries and related expenses	1,433	973
Sales commissions	40	33
Trade shows	7	14
Travel	81	101
Promotions, displays and public relations	341	159
Quality control and processing fees	100	74
Other	92	85
	$3,895	$2,629

Advertising is principally composed of the costs of developing and airing our infomercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs and retail support placement.  Each of these are key components of our integrated marketing strategy because they generate direct-to-consumer sales and help build awareness of, and consumer demand for, our products in all our channels of distribution.  Advertising expense totaled $1.8 million for Fiscal 2015, a year-over-year increase of 51.3%, or $611,000, primarily because of our increased focus on retail advertising and an increase in direct-to-consumer digital advertising campaigns, partially offset by lower catalogue mailing expenses during the current year period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  Personnel costs for sales and marketing in Fiscal 2015 were $1.4 million, up 47.3% from Fiscal 2014 to support our revenue growth and our expanded distribution channels.

Sales commissions, generally 5%- 7% of cash collections from some of our retailer customers, are paid to third-party sales representatives that assist us in developing and maintaining relationships with certain retailers.  Sales commission expense totaled $40,000 for the fiscal year ended March 31, 2015, an increase of 21.2% from the prior fiscal year as a result of an increase in sales to customers represented by third-party sales representatives.  Additionally, sales made directly by our internal sales agents qualify for commission, however, commission expenses for our sales agents are declining.

Other marketing expenses increased year-over-year as a result of additional public relations programs and in-store retailer displays to support our expansion into the retail channel, along with increases in a variety of other marketing initiatives and order processing costs.

General and Administrative
General and administrative expense for the fiscal year ended March 31, 2015 totaled $2.1 million, up $345,000, or 19.8% from the prior fiscal year.  The increase is attributable to expenses associated with an investor relations program, contracted IT and other services to set-up and support new sales accounts, additional depreciation expense for the fixed assets at our new manufacturers, and increased allowance for uncollectible accounts receivable.

Research and Development
Research and development costs totaled $389,000 for Fiscal 2015, an increase of $112,000, or 40.4%, from the prior fiscal year. Research and development costs are comprised of payroll, travel and other costs associated with (i) development of new AeroGarden models and technologies; (ii) our plant laboratories that research new plant varieties and growing technologies; and (iii) new technologies, such as improved lighting and nutrient formulation; and (iv) costs to enhance the performance of our products.  The increase in research and development expenses reflects the support of new product development activities, including the ongoing certification and testing on all of our AeroGarden garden units, as required by our retail partners, and design and consulting service expenses for testing for new retail customers.

Operating Loss
The loss from operations totaled $827,000 in Fiscal 2015, a decrease of $49,000, or 5.6%, over the prior year, primarily as a result of higher sales and overall decreases as a percentage of revenue in operating expenses offset by the lower margin.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro IP royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA income for Fiscal 2015 totaled $609,000, which was $798,000 more favorable than the $189,000 Adjusted EBITDA loss recognized during the prior fiscal year.

	Fiscal Years Ended March 31,
(in thousands)	2015	2014
Loss from operations	$(827)	$(876)

Add back non-cash items:
Depreciation	260	156
Amortization	-	-
Stock based compensation	302	257
Common stock warrant expense	37	36
Scott’s Miracle-Gro IP royalty and branding license	837	238
Total non-cash Items	1,436	687

Adjusted EBITDA	$609	$(189)

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

Other Income and Expense
Other income for Fiscal 2015 totaled $636,000, as compared to other expense of $1.5 million in the prior year and improvement of $2.2 million year-over-year. The net other income in the current year period included $207,000 of interest expense related to the loan with Scotts Miracle-Gro, more than offset by non-cash income of $842,000 related to the change in the fair value of the Scotts Miracle-Gro warrant.  Net other expense for Fiscal 2014 included a non-cash charge of $1.9 million related to the change in the fair value of the Scotts Miracle-Gro warrant, offset partially by $489,000 of income attributable to the repayment and settlement of the Main Power note.

Net Loss
Our net loss for Fiscal 2015 was $191,000, a $2.2 million improvement over our net loss of $2.4 million in Fiscal 2014. Our improved performance was primarily attributable to higher sales volumes and a reduction in the non-cash charge to reflect the fair value of the Scotts Miracle-Gro warrant, partially offset by lower operating margins associated with retail sales.  Additionally, during the prior period the loss was partially offset by a gain on the settlement on the Main Power Note.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, net cash used by operating activities totaled $257,000 in Fiscal 2015, as compared to net cash used by operating activities of $1.3 million in the prior fiscal year.

Non-cash items, consisting of depreciation, amortization, bad debt allowances, issuances of common stock and options, and adjustments to the fair value of Scotts Miracle-Gro warrant liability totaled a net loss of $550,000 in Fiscal 2015, as compared to a net loss of $2.1 million in the prior fiscal year.

Changes in current assets used cash of $1.9 million during Fiscal 2015, primarily due to increases in accounts receivable and inventory, partially offset by a decrease other current assets.  In Fiscal 2014, changes in these assets used $843,000, reflecting increases in accounts receivable, inventory and other current assets.  As of March 31, 2015, the inventory balance was $2.6 million, representing approximately 77 days of sales activity during Fiscal 2015.  Net accounts receivable totaled $1.3 million as of March 31, 2015, representing approximately 43 days of net retail sales activity at the average daily rate of sales recognized during Fiscal 2015.  The days of sales in receivables and inventory calculations can fluctuate, and are greatly impacted by our seasonality and the timing of sales and inventory receipts during the period.

Current operating liabilities increased $1.3 million during Fiscal 2015, principally because of a $1.3 million increase in accounts payable and accrued liabilities, including accrued interest.  In the prior year period, current operating liabilities decreased $150,000 due to a $157,000 reduction in customer deposits, partially offset by an $8,000 increase in accounts payable and accrued liabilities. Accounts payable as of March 31, 2015 totaled $1.6 million, representing approximately 32 days of daily expense activity at the average daily rate of expenses incurred during Fiscal 2015.

Net investment activity used $488,000 of cash, primarily due to purchases of equipment for use with our new manufacturers and products, as compared to cash provided of $339,000 in the prior year.  Net financing activity, including the borrowing and repayment of debt, provided cash of $53,000 during Fiscal 2015, as compared to cash provided of $2.1 million in the prior fiscal year.

As of March 31, 2015, we had a cash balance of $1.0 million, of which $15,000 was restricted as collateral for our various corporate obligations.  This compares to a cash balance of $1.7 million as of March 31, 2014, of which $15,000 was restricted.

As of March 31, 2015 and March 31, 2014, the outstanding balance of our note payable and debt, including accrued interest, is as follows:

	For the Fiscal Years Ended March 31,
(in thousands)	2015	2014
Notes payable-related party	$207	$-
Derivative warrant liability (see Note 3)	1,688	2,530
Sale of intellectual property liability (see Note 3)	208	258
Total debt	2,103	2,788
Less current portion	2,103	2,788
Long term debt	$-	$-

As of the fiscal year ended March 31, 2015, we have no debt due requiring any cash payments.  The debt in the current liability is related to the Scotts Miracle-Gro transaction, for further information see Note 3 to our financial statements.

We use, or have used, a variety of debt funding sources to meet our liquidity requirements, including the following:

Series B Convertible Preferred Stock and Warrant

In April 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc. (the “Investor”), a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) a promissory note payable to one of our principal suppliers (Main Power) and then used the remaining net proceeds for working capital and general corporate purposes.

The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding common stock (when added to all other shares owned by Scotts Miracle-Gro).  For additional information about the Series B Preferred Stock, the Warrant, and related transactions with Scotts Miracle-Gro, see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock Warrants and Other Transaction” to our financial statements.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $1.0 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of March 31, 2015;
•	our cash of $929,000, ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 15, 2015;
•	continued support of, and extensions of credit by, our suppliers and previous lenders, including Scotts Miracle-Gro;
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August;
•	the level of spending necessary to support our planned initiatives; and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on acceptance of our products by retail distribution customers and the success of planned direct-to-consumer sales initiatives.

During Fiscal 2014 we took a number of actions to address our liquidity needs.  Specifically, we re-focused our efforts on building our direct-to-consumer business, which we believe carries higher margin opportunities than our retailer business and we began expansion of our retail business through our strategic alliance with Scotts Miracle-Gro.  During Fiscal 2015, our retail expansion continued and we have strategically limited the number of major retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  During Fiscal 2015, sales to Amazon and Wal-Mart represented 75.5% of our total net sales to retailers and approximately 47.1% of our total net sales.

As disclosed in greater detail in Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock Warrants and Other Transaction” to our financial statements, we raised: (i) $4.0 million from Scotts Miracle-Gro during the first quarter of 2014 through the issuance of our Series B Convertible Preferred Stock and a Warrant; and (ii) an additional $500,000 from the sale of all intellectual property associated with our Hydroponic IP, other than the AeroGrow and AeroGarden trademarks.

In second quarter of Fiscal 2015, the Company entered into a Term Loan Agreement in the principal amount of up to $4.5 million with Scotts Miracle-Gro with a maturity date of February 15, 2015.  The maturity date was subsequently extended to April 15, 2015 and the principal amount was repaid in full on March 26, 2015. The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum, and was paid on April 24, 2015 in the form of 136,895 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan.  The funding provided general working capital and was used for the purpose of acquiring inventory to support our expansion into retail and its direct-to-consumer sales channels in advance of our peak selling season.

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

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2015.

(in thousands)	Less than 1 year	1 -3 years	More than 3 years	Total

Operating leases	$238	$60	$-	$298
Notes payable and long-term debt	2,103	-	-	2,103

Totals:	$2,341	$60	$-	$2,401

See Note 2, Note 3 and Note 7 to our financial statements for additional information related to our notes payable and long term debt and operating leases, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and the value of those. Due to the short-term nature of our cash equivalents, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income. However, as discussed above, if we acquire additional debt changes in the general level of market interest rates could impact our interest expense during the terms of future debt arrangements.  In this regard, interest on our Term Loan with Scotts Miracle-Gro was charged at the stated rate of 10% per annum, and was paid in April 2015 in the form of 136,895 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our assessment, management has concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

 Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework (1992).

Based on our assessment, management has concluded that, as of March 31, 2015, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2015 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

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

Name	Age	Position with AeroGrow
J. Michael Wolfe	56	President, Chief Executive Officer and Director
Grey H. Gibbs	48	SVP – Finance and Accounting
John K. Thompson	54	EVP, Sales & Marketing and Secretary

J. Michael Wolfe, age 56, has been a director since February 2011.  Mr. Wolfe became our Chief Operating Officer in January 2010, our President on February 9, 2011, and our Chief Executive Officer on March 31, 2011.  He previously served as Vice President of Operations since April 2006.  Prior to joining AeroGrow, Mr. Wolfe was an independent consultant.  From 1992 to 2002, he was President and Chief Operating Officer of Concepts Direct and was its Chief Executive Officer from 2000 to 2001.  At Concepts Direct, Mr. Wolfe oversaw the development, launch and operations of seven independent catalogues.  From 1987 to 1992, Mr. Wolfe served as Vice President of Wiland Services, Inc., a database management company where he oversaw the redesign of the company’s product line, its sales and investor relations.  The Board believes that Mr. Wolfe’s leadership experience, combined with his extensive direct-to-consumer marketing background, his executive experience at a variety of direct-to-consumer companies, and his knowledge of AeroGrow’s history and business, qualifies him to serve as a director.

Grey H. Gibbs, age 48, has been employed by AeroGrow since November of 2007.  He has served as Senior Vice President – Finance and Accounting since May 2015 and previously served as: (i) Vice President of Finance and Accounting from June 2014 to May 2015; (ii) Vice President of Accounting from February 2011 to June 2014; and (iii) Controller from November 2007 to June 2011.  Before joining AeroGrow, Mr. Gibbs was employed by Swift Company, an animal protein processor, as Director of Sarbanes-Oxley Compliance from 2006 to 2007 and Assistant Corporate Controller from 2004 to 2006.  From 2003 to 2004, Mr. Gibbs was the Chief Financial Officer of JCIT International, an educational and consulting firm in lean manufacturing.  From 1994 to 2002, Mr. Gibbs served in a range of strategic and financial roles for Agilent Technologies and Hewlett Packard, including New Product Introduction Program Manager, Outsourcing Program Manager, Site Finance Manager, Planning and Reporting Analyst and Senior Internal Auditor.  Mr. Gibbs was also an Audit Supervising Senior for KPMG LLP from 1991 to 1994.

John K. Thompson, age 54, became Executive Vice President of Sales and Marketing in April 2014.  Mr. Thompson joined AeroGrow in 2002 and has served in a variety of senior management positions at AeroGrow, including his position as Vice President of Marketing from October 2009 to April 2014.  Mr. Thompson also served as the Company’s International Division General Manager and Vice President of Investor Relations, and was instrumental in the research activities leading to the development and launch of the Company’s AeroGarden product line.  Prior to joining AeroGrow, Mr. Thompson was Director of Marketing for Productivity Point International, a direct marketing and direct sales company, and Sales and Marketing Manager for CareerTrack, a direct marketing company that sold personal and professional growth products to the consumer and commercial markets.

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

Jack J. Walker, age 80, has been a director since February 2006, and became Chairman of the Board in July 2008.  Mr. Walker served as President from January 2010 until February 9, 2011and as our Chief Executive Officer from January 2010 until March 31, 2011.  Mr. Walker has been the Managing Member of Walker Enterprises LLLP, and its predecessors, a real estate investment and development company, since 1980.  During that time he has developed in excess of $500 million of commercial real estate in California, Colorado, Arizona and Texas.  He serves on the Board of Pathogen Systems, Inc. and is an advisor to several start-up companies.  Mr. Walker is an English Solicitor and began his career in 1956 in London, England.  In 1968, Mr. Walker founded English & Continental Property Company, and served as Joint Managing Director of this commercial property development company, which operated in Europe with over 200 staff, until its sale to the Post Office Pension Fund in 1973.  From 1973, Mr. Walker controlled several English listed companies, including Charles Spreckly Industries, Town & Commercial Properties and Associated Development Holdings, with worldwide interests and over 3,500 employees.  Mr. Walker served as a director of supermarket group Megafoods Stores, Inc. from 1987 to 1993, and was Chief Financial Officer for part of that time.  Mr. Walker serves as a director of and advisor to various civic and charitable organizations.  The Board believes that Mr. Walker's extensive executive leadership experience, combined with his international and entrepreneurial business background and broad range of knowledge of AeroGrow's history and business, among other factors, qualifies him to serve as a Director and Chairman of the Board.

Michael S. Barish, age 75, has been a director since July 2009.  Mr. Barish co-founded Lazarus Investment Partners LLLP, a private investment partnership focused on microcap stocks, in 2003, and served as the fund’s Chief Investment Officer until his retirement in June 2009.  In 1973, Mr. Barish founded Cambiar Investors and grew the firm’s assets from less than $1 million in 1973 to over $2.3 billion upon his retirement in 2001.  The Board believes that Mr. Barish’s experience as a chief investment officer, particularly his specialized focus on microcap stocks, qualifies him to serve as a director.

Chris J. Hagedorn, age 30, has been a director since April 2013.  Mr. Hagedorn was appointed the General Manager of The Hawthorne Gardening Company in October 2014 and was previously appointed Director of Indoor Gardening at Scotts Miracle-Gro in May of 2013. From 2011 to 2013, Mr. Hagedorn served as a Marketing Manager for the North Region at Scotts Miracle-Gro. Between 2007 and 2010, Mr. Hagedorn served as a Copywriter at ML Rogers Agency after graduation with a bachelor’s degree from Bowdoin College. Mr. Hagedorn was appointed to the Board by Scotts Miracle-Gro pursuant to a condition to the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allows Scotts Miracle-Gro, as holder of the Series B Preferred Convertible Stock, to appoint one member to the Board of Directors for so long as the Warrant remains outstanding.  For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3. “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.   The Board believes that Mr. Hagedorn’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.  Mr. Hagedorn is the son of James Hagedorn, the Chief Executive Officer and Chairman of the Board of The Scotts Miracle-Gro Company (NYSE: “SMG”).

Wayne E. Harding III, age 60, has been the Chief Financial Officer of Two Rivers Water & Farming Company (“Two Rivers”), a publicly traded company (OTC QB: TURV) that acquires and develops high yield irrigated farmland and the associated water rights in the western United States, since September 2009, and previously served as the controller of Two Rivers, beginning in July 2008.  Prior to joining Two Rivers, Mr. Harding served as vice president business development of Rivet Software since December 2004.  Mr. Harding was the principal of Wayne Harding & Company P.C., a financial consulting organization, from August 2000 to December 2004 and also served from 2000 until August 2002 as the director-business development of CPA2Biz.  Mr. Harding also served on the Board, and was chair of the Governance, Compensation and Nominating Committee and the Audit Committee, for AeroGrow from 2005 – 2007.  Mr. Harding holds an active CPA license in Colorado and a CGMA (Charter Global Management Accountant) designation.  He received his BS and MBA degrees from the University of Denver.  He previously served on the American Institute of CPAs (AICPA) Council, is a past-President of the Colorado Society of CPAs, and was the recipient of the prestigious AICPA Special Recognition Award for his early involvement in developing the AICPA XBRL project.  Mr. Harding also teaches accounting in the University of Denver MBA program.  The Board believes that Mr. Harding’s experience as a Chief Financial Officer of a public company, as a CPA, and as a former Board member of AeroGrow qualifies him to serve as a director.

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

Meetings.  During the fiscal year ended March 31, 2015 the Board held seven meetings.  A quorum of directors attended all of the meetings held by the Board during the period that he served as a director of AeroGrow.  Also during the fiscal year ended March 31, 2015, the Audit Committee held four meetings and the Governance, Compensation and Nominating Committee held two meetings.  Each committee member attended all of the committee meetings held during the period that he served as a committee member.

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

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended March 31, 2015, all such filings required to be made by our Section 16 insiders were timely filed in accordance with the requirements of the Exchange Act except for the following:  (i) a report filed on behalf of Mr. Wolfe, relating to a common stock sale on Monday, March 16, 2015, was filed late on Thursday, March 19, 2015; (ii) a report filed on behalf of Mr. Gibbs relating to stock option grants on October 9, 2013, a stock option exercise and sale of common stock on March 4, 2014 and a stock option grant on August 7, 2014, was filed late on August 19, 2014; (iii) a report filed on behalf of Mr. Harding, relating to a stock option exercise on July 2, 2014 was filed late on July 31, 2014; and (iv) a report filed on behalf of Mr. Thompson, relating to a stock option exercise on July 21, 2014 was filed late on July 31, 2014; and (v) a report filed on behalf of Mr. Thompson relating to the sale of common stock on July 21, 2014 was filed late on July 28, 2014.

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

The Governance, Compensation and Nominating Committee believes that the most effective compensation program is one that is designed to reward the achievement of specific annual, long-term, and strategic goals by AeroGrow, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of increasing stockholder value.  The Governance, Compensation and Nominating Committee evaluates both performance and compensation to ensure that AeroGrow maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies.  Accordingly, the Governance, Compensation and Nominating Committee believes executive compensation packages provided by AeroGrow to its executives, including the executive officers, should include salary compensation, annual cash incentives based on the Company’s ability to pay and fundamental measures of financial performance, and longer-term stock-based compensation.

We compensate our executives through a mix of base salary, bonus, and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.  In making compensation decisions, the Governance, Compensation and Nominating Committee, may compare certain elements of total compensation against other comparable publicly traded and privately held companies that compete in our markets.  However, the Committee did not use any peer group or benchmarking data in determining executive compensation during Fiscal 2014.  Rather, the Committee’s primary focus was on our liquidity issues and the compensation amounts that we could reasonably afford to pay.  A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy mentioned above.  There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  Rather, the Governance, Compensation and Nominating Committee reviews information such as that referenced above with respect to our peers to determine the appropriate level and mix of incentive compensation.  Income from such incentive compensation is realized as a result of the performance of AeroGrow or the individual, depending on the type of award.

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

Role of Executive Officers in Compensation Decisions

The Governance, Compensation and Nominating Committee make all compensation decisions for the executive officers and approve recommendations regarding equity awards to all elected officers.  The Chief Executive Officer annually reviews the performance of each Named Executive Officer (other than the Chief Executive Officer, whose performance is reviewed by disinterested members of the Governance, Compensation and Nominating Committee).  As a “smaller reporting company,” our “Named Executive Officers” include our (i) Chief Executive Officer; and (ii) other two most highly compensated executive officers based on SEC regulations.  Compensation ranges for our Named Executive Officers are based on the individual’s experience and prior performance, as well as AeroGrow’s operating performance.  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Governance, Compensation and Nominating Committee.  The Governance, Compensation and Nominating Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Components of Total Compensation

In Fiscal 2015, the principal components of compensation for executive officers were:

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

Performance-Based Annual Incentive Compensation

Though markets dictate that base salaries must be competitive, we are moving toward basing a greater proportion of our executive compensation on the achievement of measurable individual and company results through the award of annual incentive bonuses.  These bonuses are often tied to performance against AeroGrow’s EBITDA objectives.  By increasing variable pay as a percentage of total compensation, the Governance, Compensation and Nominating Committee believes that executive compensation will be more aligned with value delivered to our stockholders.  This limits fixed costs and also results in higher pay occurring only in years when merited by high performance.  Due to cash constraints, we paid an aggregate of less than $1,000 in discretionary cash bonuses to our Named Executive Officers in Fiscal 2015.  We accrued $21,000 in performance-based bonuses during Fiscal 2015 for payments that are to be paid to our Named Executive Officers during Fiscal 2016.

Long Term Stock-Based Compensation

This category of awards covers options granted to executives out of our 2005 Equity Compensation Plan the “2005 Plan”), and that vest over time, at different rates for different executives.  Because these awards vest over time and become more valuable to the recipient only as our stock price increases, the Governance, Compensation and Nominating Committee believes these are a useful form of long-term incentive compensation, with the potential to directly align the interests of shareholders and management.  During Fiscal 2015, we granted options to purchase 93,331 shares of common stock under the 2005 Plan.  For more details about outstanding stock options held by our Named Executive Officers, please refer to the table below entitled “Outstanding Equity Awards at Fiscal Year End.”

At March 31, 2015, options to purchase 93,000 shares of our common stock were unvested. These options will result in up to $250,000 of compensation expense as they vest over the next 16 months.

Executives and Employment Arrangements

The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us during Fiscal 2015, to our Named Executive Officers who were employed by AeroGrow as of March 31, 2015.

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

Summary Compensation Table

 The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2015 and Fiscal 2014:

Name and Principal Position	Fiscal Year	Salary Paid		Bonus	Stock Awards		Option Awards (1)		All Other Compensation		Total

J. Michael Wolfe, Director, President and CEO (2)	2015	$240,743	(3)	$102		$-	$112,860	(5)	$9,000	(4)	$362,705
	2014	$233,469	(3)	$146		$-	$101,222	(6)	$9,000	(4)	$343,837
John K. Thompson, EVP, Sales and Marketing	2015	$177,496	(3)	$146		$-	$58,140	(7)	$-		$235,782
	2014	$172,133	(3)	$146		$-	$76,500	(8)	$-		$248,779
Grey H. Gibbs, SVP of Finance and Accounting	2015	$139,327	(3)	$146	$		$25,650	(9)	$-		$165,123
	2014	$130,769	(3)	$146	$		$15,300	(10)	$-		$146,215

(1)	Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.

(2)	Mr. Wolfe did not receive compensation for his service on the Board of Directors.

(3)	Salaries are computed and disclosed on a cash basis. The executive officers did receive a pay increase in Fiscal 2015 as determined by their employment agreement.

(4)	Beginning in March 2012, Mr. Wolfe was paid $750 per month in accordance with his employment agreement.

(5)
On August 7, 2014, Mr. Wolfe was granted options to purchase 33,000 shares of our common stock at an exercise price of $5.31 per share.  These options vest quarterly over a two year period and have a five-year term.

(6)
On October 9, 2013, Mr. Wolfe was granted options to purchase 66,158 shares of our common stock at an exercise price of $2.20 per share.  These options vest quarterly over a two year period and have a five-year term.

(7)
On August 7 2014, Mr. Thompson was granted options to purchase 17,000 shares of our common stock at an exercise price of $5.31 per share.  These options vest quarterly over a two year period and have a five-year term.

(8)
On October 9, 2013, Mr. Thompson was granted options to purchase 50,000 shared of our common stock at an exercise price of $2.20 per share, which vest quarterly over a two-year period and have a five-year term.

(9)
On August 7, 2014, Mr. Gibbs was granted options to purchase 7,500 shares of our common stock at an exercise price of $5.31 per share.  These options vest quarterly over a two year period and have a five-year term.

(10)
On October 9, 2013, Mr. Gibbs was granted options to purchase 10,000 shares of our common stock at an exercise price of $2.20 per share.  These options vest quarterly over a two year period and have a five-year term.

The following table provides information with respect to the Named Executive Officers concerning unexercised stock options held by them at March 31, 2015.  During the year ended March 31, 2015, some options granted to the Named Executive Officers were exercised.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Exercise Price per Share	Expiration Date
J. Michael Wolfe	175	-		$2.20	31-Oct-2018
J. Michael Wolfe	50	-		$2.20	31-Oct-2018
J. Michael Wolfe	100	-		$2.20	31-Oct-2018
J. Michael Wolfe	2,500	-		$2.20	31-Oct-2018
J. Michael Wolfe	32,307	-		$1.01	8-Feb-2018
J. Michael Wolfe	61,158	-		$2.20	9-Oct-2018
J. Michael Wolfe	22,000	11,000	(1)	$5.31	7-Aug-2019
John K. Thompson	39,049	-		$1.01	8-Feb-2018
John K. Thompson	46,000	-		$2.20	9-Oct-2018
John K. Thompson	5,664	11,336	(1)	$5.31	7-Aug-2019
Grey H. Gibbs	7,383	-		$1.01	8-Feb-2018
Grey H. Gibbs	6,248	2,502		$2.20	9-Oct-2018
Grey H. Gibbs	2,504	4,996	(1)	$5.31	7-Aug-2019

(1) Stock options granted on August 7, 2014 have an exercise price of $5.31 per share and vest quarterly over a two year period.

Compensation Committee Interlocks and Insider Participation

Disclosure under this section is not required for a “smaller reporting company.”

Report of the Compensation Committee

Disclosure under this section is not required for a “smaller reporting company.”

Director Compensation

The following table provides information on AeroGrow’s compensation practices during the fiscal year ended March 31, 2015 for non-employee directors:

Non-Employee Director Meeting Fee and Retainer Information

Annual retainer for all non-employee directors	$5,000
Additional annual retainer for Board Chairman	$10,000
Additional annual retainer for Audit Committee Chairman	$5,000
Additional annual retainer for Governance, Compensation, and Nominating Committee Chairman	$5,000
Stock options granted for annual service on the Board by non-employee directors (1)	15,000
Stock options granted for annual service on the Audit Committee (1)	-
Stock options granted for annual service on the Governance, Compensation, and Nominating Committee (1)	-
Additional stock options granted for annual service as Board Chairman (1)	-
Reimbursement for expenses attendant to Board membership	Yes
Payment for Board meetings attended in person or held telephonically	$1,000
Payment for Board meetings attended in person or held telephonically by the Board Chairman	$2,000

(1)
The options vest pro-rata monthly (one-twelfth per month) on the last day of each month throughout the term of service.  If a director is unable to finish his or her term of service by reason of death or disability, the director options vest immediately.

Only Messrs. Barish, Harding, and Walker received non-employee director compensation during the fiscal year ended March 31, 2015.  J. Michael Wolfe served as an employee during the fiscal year ended March 31, 2015 and therefore, was not eligible to receive cash and equity compensation as non-employee directors.  Chris J. Hagedorn, a full-time employee of The Scotts Miracle-Gro Company, was appointed to the Board and to both committees of the Board in April 2013.  Under the terms of the Scotts Miracle-Gro transaction, Mr. Hagedorn is not entitled to receive non-employee Board compensation.  We maintain $10 million of director and officer liability insurance and we have entered into indemnification agreements with each director.

Summary of Board and Committee Composition

Current Directors	Board	Audit	Governance, Compensation, and Nominating
Jack J. Walker, Chairman and Director	X	X	X
Michael S. Barish, Director	X	X	X
Chris J. Hagedorn (1)	X	X	X
Wayne E. Harding III, Director	X	X
J. Michael Wolfe, Director	X

(1)	Chris J. Hagedorn was appointed to the Board and to both committees of the Board in April 2013.

Director Compensation Table during Fiscal 2015

The following table sets forth information regarding all forms of compensation received by members of our Board of Directors during Fiscal 2015:

Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Warrant Awards	All Other Compensation	Total
Jack J. Walker, Chairman	$31,000	$-	$23,940	$-	$-	$54,940
Michael S. Barish, Director	$12,000	$-	$13,680	$-	$-	$25,680
Wayne E. Harding, III, Director (2)	$18,000	$-	$13,680	$-	$-	$31,680
J. Michael Wolfe, President, CEO and Director (3)	$-	$-	$-	$-	$-	$-
Chris J. Hagedorn (4)	$-	$-	$-	$-	$-	$-

(1) Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.

(2) Wayne E. Harding, III was appointed to the Board of Directors and named the Audit Committee Chairman on December 9, 2011.

(3) As an employee of the Company, Messr. Wolfe did not receive compensation for his service on the Board of Directors. Their compensation as officers of AeroGrow is included in the Executive Compensation Table.

(4) As an employee of The Scotts Miracle-Gro Company, Mr. Hagedorn did not receive compensation for his service on the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of June 18, 2015 regarding our common stock owned of record or known by the Company to be owned beneficially by: (i) each director, (ii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), (iii) all those known by the Company to beneficially own more than 5% of the Company’s common stock, and (iv) all directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security under SEC Rule 13d-3 if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  For purposes of calculating percent of class ownership, the table below assumes a total of 6,700,413 shares of common stock outstanding.  However, shares of our common stock subject to convertible preferred stock, warrants and stock options that are convertible or exercisable within 60 days of June 18, 2015 are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible preferred stock, warrants and stock options, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Number of Common Shares Acquirable Within 60 Days (2)	Percent Beneficial Ownership

5% Stockholders

The Peierls Foundation, Inc. and Related Parties (3)	930,408	-	13.89%
Jack J. Walker (4), (5)	812,847	1,168	11.71%
SMG Growing Media, Inc. (6)	526,987	2,649,007	33.97%
Michael S. Barish (5), (7)	355,359	668	5.26%

Directors and Named Executive Officers

Jack J. Walker (4), (5)	812,847	1,168	11.71%
Michael S. Barish (5), (7)	355,359	668	5.26%
Chris J. Hagedorn (8)	-	-	*
Wayne E. Harding III (5)	15,982	668	*
J. Michael Wolfe (5)	146,513	8,263	2.27%
Grey H. Gibbs	17,597	1,459	*
John K. Thompson (5)	85,463	5,583	1.34%

All AeroGrow Named Executive Officers and Directors as a Group (6 Persons)	1,433,761	17,809	21.34%

*	Represents less than 1% of our outstanding common stock as of June 18, 2015.
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
(6)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13D filed with the SEC on May 2, 2013, Form 4 filed on August 7, 2014 and Schedule 13D filed on April 27, 2015. SMG Growing Media, Inc. is a wholly-owned subsidiary of The Scotts Miracle-Gro.  The address of SMG Growing Media, Inc. and The Scotts Miracle-Gro is 14111 Scottslawn Road, Marysville, Ohio 43041.  The shares beneficially owned by SMG Growing Media, Inc. include shares of common stock issuable upon conversion of Series B Convertible Preferred Stock issued on April 22, 2013.  The ownership does not include the number of shares issuable upon exercise of the warrant as the number of shares are unknown and the warrant is not exercisable until the third anniversary date of the agreement which at the earliest is April 22, 2016.  For further information refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

(7)
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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of March 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans	443,553	$2.41	12,996,351
Equity compensation plans not approved by security holders	-	$-	-
Total	443,553	$2.41	12,996,351

At March 31, 2015 the Company has granted options for 93,000 shares of the Company’s common stock that are unvested that will result in $250,000 of compensation expense if and when they vest over the next 16 months.

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

During the fiscal year ended March 31, 2015, subsequent to year end, and in prior years, we relied upon a variety of debt funding sources to meet our liquidity requirements, including transactions that: (i) involved members of our Board, management team and certain stockholders that beneficially own more than five percent of our outstanding voting securities and (ii) are required to be disclosed pursuant to Item 404 of Regulation S-K.  In each case, these related parties received the same terms and conditions as other third-party investors.  These transactions are disclosed above under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation– Liquidity and Capital Resources” and in Note 2, “Notes Payable and Long Term Debt,” Note 6 “Related Party Transactions,” and Note 8 “Stockholders’ Equity,” to our financial statements.

Board Independence

Our common stock trades on the OTCQB market tier and we are considered to be a “smaller reporting company” under applicable SEC rules.  As such, we are not currently subject to corporate governance standards of other listed companies, which require, among other things, that the majority of the board of directors be independent.  Because we are not currently subject to corporate governance standards defining the independence of our directors, we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that Mr. Harding is the only independent member of our Board of Directors during Fiscal 2015.  Mr. Harding currently serves as the Chairman of the Audit Committee.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of the Independent Registered Public Accountants

Aggregate fees billed by EKS&H LLLP for the fiscal years ended March 31, 2015 and 2014 are as follows:

	For the Fiscal Years Ended March 31,
(in thousands)	2015	2014
EKS&H
Audit Fees	95	89
Audit Related Fees	2	21
Tax Fees	-	-
All Other Fees	-	-
Total EKS&H	97	110

Grand Total	$97	$110

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

Tax fees:  This category consists of professional services rendered primarily in connection with our tax planning and compliance activities, including the preparation of tax returns. Although we did incur $11,000 and $9,000 in tax fees during Fiscal 2015 and 2014, respectively, we did not engage EKS&H for any tax services.

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

The Audit Committee’s policy is to pre-approve all audit and non-audit services, other than de minimis non-audit services, provided by the independent registered public accounting firm.  In this regard, all fees incurred in Fiscal 2014 and Fiscal 2015, as disclosed above under the caption “Fees of the Independent Registered Public Accountants,” were pre-approved by the Audit Committee.  These services may include, among others, audit services, audit-related services, tax services, and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular services or categories of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

AEROGROW INTERNATIONAL, INC.,
A NEVADA CORPORATION

By:           /s/ J. Michael Wolfe
J. Michael Wolfe
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint either of J. Michael Wolfe or Grey H. Gibbs, with full power of substitution and full power, to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of June 2015.

Signature	Title	Date

/s/ JACK J. WALKER	Chairman of the Board	JUNE 29, 2015
Jack J. Walker

/s/ J. MICHAEL WOLFE	President and Chief	JUNE 29, 2015
J. Michael Wolfe	Executive Officer

/s/ GREY H. GIBBS	Senior Vice- President – Finance and Accounting	JUNE 29, 2015
Grey H. Gibbs	(Principal Accounting Officer)

/s/ MICHAEL S. BARISH	Director	JUNE 29, 2015
Michael S. Barish

/s/ WAYNE E. HARDING III	Director	JUNE 29, 2015
Wayne E. Harding III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying balance sheets of AeroGrow International, Inc. (the “Company”) as of March 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

June 29, 2015
Denver, Colorado

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
(in thousands, except share and per share data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$1,015	$1,707
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $10 and $5 at March 31, 2015 and 2014, respectively	1,300	573
Other receivables	214	187
Inventory, net	2,603	1,311
Prepaid expenses and other	144	306
Total current assets	5,291	4,099
Property and equipment, net of accumulated depreciation of $3,284 and $3,024 at March 31, 2015 and 2014, respectively	525	298
Other long-term assets
Intangible assets, net	2	2
Deposits	156	145
Total assets	$5,974	$4,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,641	$553
Accrued expenses	816	306
Customer deposits	30	-
Deferred rent	1	3
Notes payable – related party	207	-
Derivative warrant liability	1,688	2,530
Debt associated with sale of IP	208	258
Total current liabilities	4,591	3,650
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 issued and outstanding at March 31, 2015 and 2014	3	3
Common stock, $.001 par value, 750,000,000 shares authorized, 6,563,518 and 6,129,326 shares issued and outstanding at March 31, 2015 and 2014, respectively	6	6
Additional paid-in capital	82,101	79,563
Stock dividend to be distributed	1,715	1,456
Accumulated deficit	(82,442)	(80,134)
Total stockholders' equity	1,383	894
Total liabilities and stockholders' equity	$5,974	$4,544

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years ended March 31,
	2015	2014
(in thousands, except per share data)
Net revenue	$17,912	$9,355
Cost of revenue	12,367	5,582
Gross profit	5,545	3,773

Operating expenses
Research and development	389	277
Sales and marketing	3,895	2,629
General and administrative	2,088	1,743
Total operating expenses	6,372	4,649

Loss from operations	(827)	(876)

Other income (expense), net
Fair value changes in derivative warrant liability	842	(1,966)
Interest expense	-	(74)
Interest expense – related party	(207)	(8)
Other income, net	1	518
Total other income (expense), net	636	(1,530)

Net loss	$(191)	$(2,406)
Less: Deemed dividend on convertible preferred stock	-	(268)
Less: Preferred stock dividend	(1,355)	(1,456)
Net loss attributable to common shareholders	$(1,546)	$(4,130)

Net loss per common share, basic and diluted	$(0.26)	$(0.76)

Weighted average number of common shares outstanding, basic and diluted	5,847	5,408

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Stock dividend		Total Stockholders
(in thousands,	Preferred Stock		Common Stock		Paid-in	to be	Accumulated	Equity
except share data)	Shares	Amount	Shares	Amount	Capital	distributed	(Deficit)	(deficit)
Balances, March 31, 2013	-	$-	5,904,877	$6	$75,427	$-	$(76,004)	$(571)
Preferred Stock issued in private placements	2,649,007	3	-	-	3,997	-	-	4,000
Offering costs in private placement	-	-	-	-	(828)	-	-	(828)
Exercise of warrants for common stock	-	-	125,000	-	192	-	-	192
Warrants issued to consultants	-	-	-	-	144	-	-	144
Exercise of stock options	-	-	99,449	-	106	-	-	106
Stock options and restricted stock issued under equity compensation plans	-	-	-	-	257	-	-	257
Deemed dividend on convertible preferred stock	-	-	-	-	268	-	(268)	-
Stock dividend to be distributed	-	-	-	-	-	1,456	(1,456)	-
Net (loss)	-	-	-	-	-	-	(2,406)	(2,406)
Balances, March 31, 2014	2,649,007	$3	6,129,326	$6	$79,563	$1,456	$(80,134)	$894
Common stock dividend distribution issued in connection with Scotts Miracle-Gro agreement	-	-	390,092	-	1,383	(1,095)		288
Warrants issued to consultants	-	-	-	-	37	-	-	37
Exercise of stock options	-	-	44,100	-	53	-	-	53
Stock options issued under equity compensation plans	-	-	-	-	302	-	-	302
Stock dividend to be distributed	-	-	-	-	763	1,354	(2,117)	-
Net (loss)	-	-	-	-	-	-	(191)	(191)
Balances, March 31, 2015	2,649,007	$3	6,563,518	$6	$82,101	$1,715	$(82,442)	$1,383

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net (loss)	$(191)	$(2,406)
Adjustments to reconcile net (loss) to cash and cash equivalents used by operations:
Issuance of stock options under equity compensation plans	302	257
Issuance of common stock warrants	37	36
Depreciation and amortization expense	260	156
Bad debt expense	5	4
Fair value remeasurement of derivative warrant liability	(842)	1,966
Accretion of debt associated with sale of intellectual property	(50)	(48)
Gain on the forgiveness of debt	-	(489)
Amortization of debt issuance costs	-	23
SMG intellectual property royalty and branding license	837	238
Change in operating assets and liabilities:
(Increase) in accounts receivable	(732)	(404)
(Increase) in other receivable	(27)	(18)
(Increase) in inventory	(1,292)	(319)
Decrease (increase) in other current assets	162	(102)
(Increase) in deposits	(11)	-
Increase (decrease) in accounts payable	539	(64)
Increase in accrued expenses	510	15
Increase in accrued interest – related party	207	8
Increase in accrued interest	-	51
Increase (decrease) in customer deposits	30	(157)
(Decrease) in deferred rent	(2)	(3)
Net cash and cash equivalents used by operating activities	(258)	(1,256)
Cash flows from investing activities:
Decrease in restricted cash	-	27
Purchases of equipment	(487)	(188)
Proceeds from the sale of intellectual property	-	500
Net cash and cash equivalents provided (used) by investing activities	(487)	339
Cash flows from financing activities:
Repayment of long term borrowings	-	(1,356)
Proceeds from notes payable – related party	4,500	-
Repayments of notes payable	-	(563)
Repayments of notes payable – related party	(4,500)	(123)
Proceeds from exercise of stock options	53	106
Proceeds from issuance of preferred stock	-	4,000
Payments for offering costs of preferred stock	-	(157)
Proceeds from the exercise and issuance of warrants	-	192
Net cash provided by financing activities	53	2,099
Net (decrease) increase in cash and cash equivalents	(692)	1,182
Cash and cash equivalents, beginning of period	1,707	525
Cash and cash equivalents, end of period	$1,015	$1,707
(continued on next page)

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2015	2014
Interest paid in cash	$-	$43
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock	$-	$268
Decrease of inventory associated with debt settlement	$-	$237
Fair value of derivative warrant liability	$-	$564
Fair value of warrant issued to preferred stock placement agent	$-	$108
Debt associated with sale of intellectual property	$-	$297
Change in fair value of stock dividends accrued on convertible preferred stock	$1,355	$1,456
Decrease in liability due to issuance of SMG shares	$288	$-

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Organization and Description of the Business

AeroGrow International, Inc. (the "Company," “we,” “AeroGrow,” or “our ") was incorporated in the State of Nevada on March 25, 2002.  The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities.  In December 2005, the Company commenced pilot production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers.  The Company manufactures, distributes and markets nine different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution, catalogue and direct-to-consumer sales in the United States and Canada.

Liquidity and Basis of Presentation

As shown in the accompanying financial statements, we have incurred net losses of $191,000 and $2.4 million for the years ended March 31, 2015 and 2014, respectively, and have an accumulated deficit of $82.4 million as of March 31, 2015.  As more fully discussed in the Liquidity and Capital Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has developed sources of funding that management believes are sufficient to support the Company’s operating plan for the fiscal year ending March 31, 2016.  The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the effect of cost reduction programs, and the state of the general economic environment in which the Company operates.  There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.

We may seek additional debt or equity capital during the fiscal year ending March 31, 2016 to address the seasonal nature of our working capital needs, and to enable us to increase the scale of our business.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, and cash flow from operations.  There can be no assurance we will be able to raise additional capital.  As part of our efforts to seek additional funding of our operations, in April 2013, we entered into a strategic alliance with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro Company, a worldwide marketer of branded consumer lawn and garden products (“Scotts Miracle-Gro”).  As part of the strategic alliance, in April 2013 Scotts Miracle-Gro (i) acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock and a warrant to purchase shares of the Company’s common stock for an aggregate purchase price of $4.0 million; and (ii) purchased all of the Company’s intellectual property associated with hydroponic products, other than the AeroGrow and AeroGarden trademarks, for $500,000.  Additionally, we entered into a $4.5 million Term Loan with Scotts Miracle-Gro on July 10, 2014.  For further information on the debt arrangement with Scotts Miracle-Gro, please see Note 2 “Notes Payable and Long Term Debt” and the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates will occur in the near term and such change could be material as information becomes available.

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average shares of common stock outstanding for the period.  Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented.  Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  For the years ended March 31, 2015 and 2014, the Company had 3.7 million (including preferred stock), and 3.6 million, respectively, of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

As of March 31, 2015, employee stock options to purchase approximately 444,000 shares of common stock and warrants to purchase approximately 567,000 shares of common stock were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive in the periods presented.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

 Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2015 and 2014.

Restricted Cash
The Company has secured activity related to its corporate credit card purchase account with a restricted money market account.   The balance in this account as of March 31, 2015 and March 31, 2014 was $15,000.

Concentrations of Risk
ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of March 31, 2015.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the year ended March 31, 2015, the Company had two customers, Amazon.com and Wal-Mart Stores, who represented 32.5%, and 14.6%, respectively, of the Company’s net revenue.  For the year ended March 31, 2014, the Company had one customer, Amazon.com, who represented 30.7% of the Company’s net revenue.

Suppliers:
For the year ended March 31, 2015, the Company purchased inventories and other inventory related items from three suppliers totaling $4.6 million, $1.8 million, and $1.2 million representing 37.2%, 14.6%, and 10.1% of cost of revenue, respectively.  For the year ended March 31, 2014, the Company purchased inventories and other inventory related items from two suppliers totaling $1.5 million and $1.4 million representing 26.0% and 24.3% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, shipping, labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations.

Account Receivables:
As of March 31, 2015, the Company had five customers, Amazon.com, Wal-Mart Stores, QVC, Costco.com and Wal-Mart.com, that represented 54.2%, 21.1%, 14.8%, 14.6% and 11.1%, respectively, of outstanding accounts receivable.  As of March 31, 2014, the Company had three customers, Amazon.com, Costco.com and The Home Depot, that represented 44.1%, 24.5% and 11.1%, of outstanding accounts receivable.  Management believes that all receivables from these customers are collectible.

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

The carrying value of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2015 and March 31, 2014 due to the relatively short-term nature of these instruments.

The Company has three liabilities for which the carrying value is determined by Level 3 inputs: (1) Notes payable – related party; (2) sale of intellectual property liability; and (3) derivative warrant liability.  As discussed below in Notes 2 and 3, each of these liabilities was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of March 31, 2015 and March 31, 2014, the fair value of the note payable and the sale of intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  The Company also issued a derivative warrant liability that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, would constitute 80% of the Company’s outstanding capital stock.  The Company accounts for the warrant as a liability and measures the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant is exercised or expires.  As of March 31, 2015 and March 31, 2014, the fair value of the warrant was $1.7 million and $2.5 million, respectively. As of March 31, 2014, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition, except for the derivative warrant liability.  The table below summarizes the fair value and carry value of each Level 3 category liability:

	March 31, 2015		March 31, 2014
(in thousands)	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable-related party	$207	$207	$-	$-
Derivative warrant liability	1,688	1,688	2,530	2,530
Sale of intellectual property liability	145	208	171	258
Total	$2,040	$2,103	$2,701	$2,788

Property and Equipment
Property and equipment are stated at cost.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets.  Office equipment and computer hardware are depreciated over five years.  Tooling is depreciated over three years. Leasehold improvements are being amortized over the life of the lease.

Property and equipment consist of the following:

	March 31,	March 31,
(in thousands)	2015	2014
Manufacturing equipment and tooling	$2,852	$2,423
Computer equipment and software	490	435
Leasehold improvements	116	116
Other equipment	351	348
	3,809	3,322
Less: accumulated depreciation	(3,284)	(3,024)
Property and equipment, net	$525	$298

Depreciation expense for the years ended March 31, 2015 and 2014, was $260,000, and $156,000, respectively.

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

Intangible assets consist of the following:

	March 31,	March 31,
(in thousands)	2015	2014
Trademarks	2	2
	2	2
Less: accumulated amortization	-	-
Intangible assets, net	$2	$2

Amortization expense for the years ended March 31, 2015 and 2014, was less than $1,000, respectively.

As of April 22, 2013, the Company agreed to sell to Scotts Miracle-Gro all intellectual property associated with the Company’s hydroponic products, other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic intellectual property (“IP”).

In return, Scotts Miracle-Gro granted the Company an exclusive right to use the Hydroponic IP in North America and certain European countries in return for a royalty of 2% of annual net sales, as determined at the end of each fiscal year.  The royalty is payable in the Company's common stock at the conversion price of the Series B Preferred Stock (see Note 3).  The initial term of the Technology License is five years, and the Company may renew the Technology License for an additional five-year term by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term.  Please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements for further discussion.

Inventory
Inventories are valued at the lower of cost, as determined by the first-in, first-out method, or market. When the Company is the manufacturer, raw materials, labor and manufacturing overhead are included in inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.

	March 31,	March 31,
(in thousands)	2015	2014
Finished goods	$1,919	$784
Raw materials	684	527
	$2,603	$1,311

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2015 and 2014, the Company had reserved $267,000 and $332,000, respectively, for inventory obsolescence.

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

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor.  This reserve is equal to 5% of the credit card sales processed during the previous six months. As of March 31, 2015 and March 31, 2014, the balance in this reserve account was $214,000 and $187,000, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  In contrast, the Company records media and marketing costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance ASC 340-20 Capitalized Advertising Costs.  As prescribed by ASC 340-20-25, direct-to-consumer advertising costs incurred are reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has re-entered the retail distribution channel, the Company has expanded its advertising to online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expenses for the years ended March 31, 2015 and March 31, 2014, were as follows:

	Fiscal Year Ended March 31,
	2015	2014
(in thousands)
Direct-to-consumer	$890	$799
Retail	871	389
Other	40	2
Total advertising expense	$1,801	$1,190

As of March 31, 2015 and March 31, 2014, the Company had deferred $1,000 and $16,000, respectively, related to such media costs.  The costs are included in the prepaid expenses and other line of the balance sheet.

Research and Development
Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock-Based Compensation
The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards.  For the years ended March 31, 2015 and March 31, 2014, equity compensation in the form of stock options and grants of restricted stock that vested totaled $302,000 and $257,000, respectively, and is included in the accompanying statements of operations in the following categories:

	Years ended
(in thousands)	March 31, 2015	March 31, 2014
General and administrative	$158	$200
Sales and marketing	144	57
Total	$302	$257

Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude that it is “more likely than not” that the value of such asset will be realized.  As of March 31, 2015 and March 31, 2014, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following: (i) a product is shipped under an agreement with a customer; (ii) risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive.  At March 31, 2015 and March 31, 2014, the Company had accrued $110,000 and $42,000 respectively, as its estimate for the foregoing deductions and allowances.  These expenses are included in the accrued expenses line of the balance sheets.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Based upon the foregoing, the Company has recorded as of March 31, 2015 and March 31, 2014 a provision for potential future warranty costs of $58,000 and $11,000, respectively.  These warranty expenses are included in the accrued expenses line of the balance sheets.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments to us by such customers.  As of March 31, 2015 and March 31, 2014, the Company has recorded a reserve for customer returns of $119,000 and $61,000, respectively.  These expenses are included in the accrued expenses line of the balance sheets.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges paid by customers are included in product sales.

Deferred Rent
As of March 31, 2015 and March 31, 2014, the Company had recorded deferred rent related to this agreement in the amount of $1,000 and $3,000, respectively, based on the difference between straight-line rent expense recorded and the rent payment obligation.

Segments of an Enterprise and Related Information
GAAP utilizes a management approach based on allocating resources and assessing performance as the source of the Company's reportable segments.  GAAP also requires disclosures about products and services, geographic areas and major customers.  At present, the Company operates in one segment.

New Accounting Pronouncements

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815),” which updates the guidance on the determination in evaluating whether the nature of the host contract within a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under U.S. GAAP in the accounting for hybrid financial instruments issued in the form of a share is more akin to debt or to equity.  The guidance requires the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.  The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  This new guidance will not have a material impact on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

Note 2 – Notes Payable and Long Term Debt

We relied upon a variety of debt funding sources to meet our liquidity requirements during the fiscal years ended March 31, 2015 and 2014, as summarized below:

	March 31,	March 31,
	2015 (in thousands)	2014 (in thousands)
Notes Payable –related party	$207	$-
Derivative warrant liability (see Note 3)	1,688	2,530
Sale of intellectual property liability (see Note 3)	208	258
Total debt	2,103	2,788
Less current portion	2,103	2,788
Long term debt	$-	$-

Debt Payment Obligations

As of the fiscal year ended March 31, 2015, we have no debt due requiring any cash payments.  All outstanding debt obligations, except for notes payable- related party are related to the Scotts Miracle-Gro transaction as described in Note 3 to our financial statements.

Scotts Miracle-Gro Term Loan Agreement

On July 10, 2014, the Company entered into a Term Loan Agreement in the principal amount of up to $4.5 million with SMG Growing Media, Inc.  The proceeds were made available as needed in three advances of up to $1.0 million, $1.5 million, and $2.0 million in July, August, and after September of 2014, respectively, with a due date of February 15, 2015.  The due date was subsequently extended to April 15, 2015.  The funding provided general working capital and was used for the purpose of acquiring inventory to support the Company’s expansion into retail and direct-to-consumer sales channels in advance of the peak selling season.  The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum, but was payable in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (which was previously issued to Scotts Miracle-Gro in April 2013).   The Term Loan Agreement was filed as an exhibit to a Current Report on Form 8-K which was filed with the SEC on July 16, 2014.  On February 13, 2015, the Company amended the Term Loan Agreement with Scotts Miracle-Gro to extend the maturity date to April 15, 2015.  On March 26, 2015 the principal balance of the Term Loan was repaid in full.  As of March 31, 2015, the outstanding balance of the interest on the Term Loan, was $207,000 to be paid in shares of common stock and we were current and in compliance with all terms and conditions.  As noted in Note 9, Subsequent Events, the interest due was paid in full on April 24, 2015 in the form of 136,895 shares of the Company’s common stock.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock and a warrant to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to GAAP, the Company has classified the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The valuation techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 1 under the caption “Fair Value of Financial Instruments” and in Note 3.  As of March 31, 2015 and March 31, 2014, the estimated fair value of the warrant was $1.7 million and $2.5 million, respectively.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Under the Intellectual Property Sale Agreement the Company received $500,000 cash from Scotts Miracle-Gro and agreed to pay a specified percentage of revenue to Scotts Miracle-Gro for a defined period.  Because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as a liability and is being amortized under the effective interest method.  As of March 31, 2015 and March 31, 2014, the Company recorded a liability of $208,000 and $258,000, respectively, on the balance sheets.

Note 3 – Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc. (the “Investor”), a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to Main Power who was a former supplier of product.   The Company used the remaining net proceeds for working capital and general corporate purposes.

The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock does not have a liquidation preference and is entitled to vote on an “as-converted” basis with the common stock.  The stock dividend accrues from day to day and is payable in shares of our common stock within thirty days after the end of each fiscal year end.  The stock dividend is recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheets.  The corresponding charge is recorded below net income to arrive at net income available to common shareholders. The Series B Preferred Stock automatically converts into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and then-outstanding common stock of the Company, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $1.7 million and $2.5 million as of March 31, 2015 and March 31, 2014, respectively.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The Company calculated the fair value of the Warrant during the years ended March 31, 2015 and 2014 using a Monte Carlo simulation model.

In conjunction with the Private Offering described above, the Company and Scotts Miracle-Gro also agreed to the following:

Intellectual Property Sale.  The Company also agreed to sell to Scotts Miracle-Gro all intellectual property associated with the Company’s hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of the revenue, and the Company has significant involvement in the generation of the revenue, the excess paid over net book value is classified as a liability and is being amortized under the effective interest method.  As of March 31, 2015 and 2014, $208,000 and $258,000 was recorded as a liability on the balance sheets.  The Intellectual Property Agreement was filed with the SEC on February 17, 2015 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

Technology Licensing Agreement.  The Company was granted an exclusive license (the “Technology License”) to use the Hydroponic IP in North America and certain European countries (collectively, the “Company Markets”) in return for a royalty of 2% of annual net sales (the “Royalty”), as determined at the end of each fiscal year.  The Royalty is payable in the Company's common stock at the conversion price of the Series B Preferred Stock.  As of March 31, 2015 and 2014, the Company has accrued as a liability $358,000 and $187,000, respectively, for the Technology Licensing Agreement.  The initial term of the Technology License is five years, and the Company may renew the Technology License for an additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the Technology Licensing Agreement at the time of renewal.  The Technology License may not be assigned.  The Technology Licensing Agreement was filed with the SEC on February 17, 2015 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

Brand License.  The Company and Scotts Miracle-Gro also entered a brand license whereby the Company may use certain of Scotts Miracle-Gro’s trade name, trademark and/or service mark to rebrand the AeroGarden and, with the written consent of Scotts Miracle-Gro, other products in the Company Markets in exchange for the Company’s payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in annual net sales, as compared to net sales during the fiscal year ended March 31, 2013.  Such brand license compensation is payable in the Company’s common stock at $1.51 per share (the conversion price of the Series B Preferred Stock).  The initial term of the brand license will be five years, and the Company may renew the license for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the brand license at the time of renewal.  The brand license may not be assigned.  The brand license may only be terminated by Scotts Miracle-Gro in the event of an uncured default, under the terms of the brand license.  The Brand License Agreement was filed with the SEC on February 17, 2015 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

Collaboration.  During the term of the Brand License, the Company has access to Scotts Miracle-Gro’s business development team, selling, marketing and supply chain resources, customer and email lists, for reasonable “out of pocket” costs, and Scotts Miracle-Gro will have access to the Company’s consumer email lists.

Supply Chain Services Agreement.  During the term of the Technology License Agreement, Scotts Miracle-Gro will pay the Company an annual fee equal to 7% of the cost of goods of all products that Scotts Miracle-Gro purchases from the Company or a vendor, in exploiting the Hydroponic IP internationally (outside of the Company Markets) over the course of each contract year during the term of the Securities Purchase Agreement.  The Supply Chain Services Agreement was filed with the SEC on February 17, 2015 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

Note 4 – Equity Compensation Plans and Employee Benefit Plans

In August 2005, the Company’s Board of Directors approved the 2005 Equity Compensation Plan (the “2005 Plan”) pursuant to which both qualified and nonqualified stock options as well as restricted shares of common stock are reserved for issuance to eligible employees, consultants and directors of the Company.  A total of 13,505,000 shares of our common stock may be granted under the 2005.

The 2005 Plan is administered by the Company’s Governance, Compensation and Nominating Committee, which has the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options and/or restricted stock, and all other terms and conditions of each award.

For the years ended March 31, 2015 and March 31, 2014, respectively, the Company granted to employees 93,000, and 331,000 options to purchase the Company’s common stock under the 2005 Plan.  All the options granted during the fiscal year ended March 31, 2015 had an exercise price of $5.31 per share.  As of March 31, 2015, the Company had a total of 444,000 options outstanding with exercise prices ranging from $1.01 to $5.31 per share.  Please refer to the table below.

For the options granted on August 7, 2014, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 129.8%; risk free interest rates of 1.02%, and average life of three years resulting in a value of $0.69 per share granted under the option agreement based on the market value on the date of grant.

For the options granted on April 1, 2013, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 117.21%; risk free interest rates of 0.39%, and average life of three years resulting in a value of $0.76 per share granted under the option agreement based on the market value on the date of grant.  For the options granted on October 9, 2013, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 118.29%; risk free interest rates of 0.62%, and average life of three years resulting in a value of $1.53 per share granted under the option agreement based on the market value on the date of grant.  As a result of recognizing compensation expense for stock options, the net loss for the years ended March 31, 2015 and March 31, 2014, was increased by $302,000 and $257,000, respectively.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
	Options			Weighted-
	(in thousands)	Low	High	Average
Balances at April 1, 2013	280	$1.01	$20.00	$4.11
Granted	331	1.10	2.42	1.89
Exercised	(100)	1.01	2.20	1.09
Forfeited	(114)	1.01	20.00	5.08
Balances at March 31, 2014	397	1.10	13.00	1.63
Granted	93	5.31	5.31	5.31
Exercised	(44)	1.01	2.20	1.35
Forfeited	(2)	2.20	13.00	10.90
Balances at March 31, 2015	444	$1.01	$5.31	$2.41

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2015 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

		Weighted-				Weighted-
		average		Aggregate		average	Weighted-	Aggregate
		Remaining	Weighted-	Intrinsic		Remaining	average	Intrinsic
Exercise price	Options (in thousands)	Contractual Life (years)	Exercise Price	Value (in thousands)	Options (in thousands)	Contractual Life (years)	Exercise Price	Value (in thousands)
$1.01	79	2.86	$1.01		79	2.86	$1.01
$1.10	50	3.00	$1.10		50	3.00	$1.10
$1.21	50	3.00	$1.21		50	3.00	$1.21
$2.20	162	3.45	$2.20		126	3.43	$2.20
$2.42	10	3.52	$2.42		10	3.52	$2.42
$5.31	93	4.35	$5.31		36	4.35	$5.31
	444	3.43	$2.41	$476	351	3.28	$1.96	$448

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

At March 31, 2015, there are unvested outstanding options to purchase 93,000 shares of the Company’s common stock that will result in $250,000 of compensation expense as they vest over the next 16 months.

We sponsor a defined contribution 401(k) plan adopted in 2015, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match a percentage of contributions, up to a stated limit, with all matching contributions being fully vested immediately. Our matching contributions under the 401(k) plan were $16,000 for the fiscal year ended March 31, 2015.

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

Income tax provision consisted of the following:
(in thousands)
	For the Years Ended March 31,
	2015	2014
Current:
Federal	$-	$-
Foreign
State	1	2
	1	2
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income tax provision	$1	$2

Reconciliation of effective tax rate:
	For the Years Ended March 31,
	2015	2014
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	10.91%	0.21%
FMV excess of conversion price	56.83%	0.00%
Warrants Valuation	58.96%	0.00%
Fair Value of Dividend-Paid by Stock	-19.29%	0.00%
Stock Options ISO	-17.20%	0.00%
Other Permanent items	-0.58%	-31.27%
Change in effective tax rate	-0.88%	9.02%
Other Adjustments	-8.95%	-0.80%
Valuation allowance	-114.05%	-8.85%
Stock-based compensation	-0.00%	-2.36%
Effective income tax rate	-0.25%	-0.05%

(in thousands)	As of March 31,
	2015	2014
Deferred tax assets:
Net Operating Loss	$22,173	$21,885
R & D credit carryforwards	597	597
Intangibles and fixed assets	53	152
Accrued compensation	47	20
Allowance for bad debt	4	2
Reserve for customer returns	43	22
Warranty reserve	21	4
Reserve for obsolete inventory	98	122
Stock-compensation	1,410	1,412
Charitable contributions	2	2
Royalty Payments made with Stock	306	-
Other	33	34

Gross deferred tax assets	24,787	24,252

Deferred tax liabilities:
Prepaid expenses	(45)	(64)
Gross deferred tax liabilities	(45)	(64)

Net deferred tax assets before valuation allowance	24,742	24,188

Valuation allowance	(24,742)	(24,188)

Deferred tax assets (liabilities), net	$-	$-

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

At March 31, 2015 and March 31, 2014, respectively, approximately $61.0 million and $60.2 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2035.  As of March 31, 2015, approximately $614,000 of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized.  At March 31, 2015, the total state net operating loss carry-forwards will expire starting between 2020 through 2031.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not be able to realize the benefits of these deductible differences at March 31, 2015.

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements.  As of March 31, 2015, the Company has not recorded a liability for uncertain tax positions.  Included in net deferred tax assets is approximately $597,000 of research credits that may offset future taxable income through 2022.  While the Company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the Company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements pursuant to ASC 740.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended March 31, 2011 through the current period.

Note 6 – Related Party Transactions

See Note 2 “Notes Payable and Long Term Debt,” Note 8 “Stockholders’ Equity” and Note 9 “Subsequent Events” to our financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders.

On July 10, 2014, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $4.5 million with Scotts Miracle-Gro.  Interest was charged at the stated rate of 10% per annum, payable in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (which was previously issued to Scotts Miracle-Gro in April 2013).  The accrued and unpaid interest on the Term Loan was due and payable within thirty (30) days after the Interest Payment Trigger Date (as defined in the Term Loan Agreement).  As disclosed above in Note 2 under the caption “Scotts Miracle-Gro Term Loan,” the principal balance of the Term Loan was paid in full on March 26, 2015 and the interest due was paid in full on April 24, 2015 in the form of 136,895 shares of the Company’s common stock.

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc. Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, and a warrant to purchase shares of the Company’s common stock.  The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis”, constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned by Scotts Miracle-Gro), as calculated as of the date or dates of exercise.  The Series B Preferred Stock is entitled to vote on an “as-converted” basis with the common stock.  As a result of the above transactions, Scotts Miracle-Gro beneficially owns over 30% of our outstanding voting stock and is a related party.

Note 7 – Commitments and Contingencies

We lease an office space in Boulder, Colorado. As of September 30, 2011, the Company executed an amendment to the lease which reduced the square footage and monthly rent and extended the lease term. We lease 9,868 square feet with a current monthly rent of $10,000. We also pay our proportionate share of building taxes, insurance and operating expenses. As of April 14, 2014 the lease term was extended to September 30, 2016.  The agreement contains other standard office lease provisions.

In May 2011, the Company reached an agreement with Wildernest Logistics Solutions to provide warehousing, distribution and fulfillment operations, and seed pod kit manufacturing. The agreement calls for a monthly $10,000 facility charge.  The Company has extended its agreement with Wildernest Logistics Solutions effective April 17, 2014 for a two-year term with automatic one-year renewals.

Future cash payments under such agreements for the remaining years are as follows:

Year Ending	Rent
(in thousands)
March 31, 2016	$238
March 31, 2017	60
$298

Rent expense for the years ended March 31, 2015 and 2014, was $273,000 and $259,000, respectively.

Note 8 – Stockholders’ Equity

Common Stock and Common Stock Warrants

As of March 31, 2015, the Company had 6,563,518 common shares issued and outstanding out of the 750,000,000 shares (par value $0.001 per share) that have been authorized by the Company’s shareholders.

In August 2014, the Company issued 390,092 shares of common stock to SMG Growing Media, Inc. to fulfill the agreement for the technology licensing agreement, brand licensing agreement and dividend payment as further discussed in Note 3 above.

In conjunction with April 2013 issuance of Series B Convertible Preferred Stock to Scotts Miracle-Gro, the Company issued warrants to purchase 125,000 shares of common stock to the placement agent.  This warrant has an exercise price of $1.54 per share (125% of the average closing price of the Company’s common stock during the five-day period prior to the April 22, 2013 closing date).  The value of this warrant was estimated at $108,000, based on the Black-Scholes model with a stock price of $1.30, calculated exercise price of $1.54, expected life of three years, annualized volatility of 117.2% and a discount rate of 0.39%.  The value of the warrant was recorded as stock issuance costs.

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

A summary of the Company’s common stock warrant activity for the period from April 1, 2013 through March 31, 2015 is presented below:

	Warrants	Weighted
	Outstanding (in thousands)	Average Exercise Price	Aggregate Intrinsic Value
Outstanding, April 1, 2013	528	$22.41	-
Granted	175	1.74
Exercised	(125)	1.54
Expired	(3)	108.86
Outstanding, March 31, 2014	575	$20.24	$383
Granted	-	-
Exercised	-	-
Expired	(8)	799.87
Outstanding, March 31, 2015	567	$9.38	$45

As of March 31, 2015, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (Yrs)
50	$2.10	3.52
394	$7.00	2.03
123	$20.00	0.12
567	$9.38	1.75

The tables above exclude the warrant issued to Scotts Miracle-Gro because the warrant is not issuable in any certain number of shares, as discussed above.  Additionally, the warrant is not exercisable until the third anniversary date of the agreement which at the earliest is April 22, 2016.

Preferred Stock and Preferred Stock Warrants

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $0.001 par value.

Series B Convertible Preferred Stock.  As described in Note 3 above, on April 22, 2013 the Company issued 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  As of March 31, 2015, based on the number of shares issuable to Scotts Miracle-Gro the Company has accrued $636,000 for the stock dividend.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 3 – Scotts Miracle-Gro Transaction” above.

Note 9 – Subsequent Events

On April 24, 2015, AeroGrow issued 136,895 shares of common stock to SMG Growing Media, as an interest payment on the Term Loan Agreement as describe in Note 2 Notes Payable and Long Term Debt” above.  As previously disclosed, payments of interest to SMG Growing Media under the Term Loan Agreement are made in the Company’s common stock, based upon the conversion price of the Series B Preferred Stock.

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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.2	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.3	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)

4.4	Form of Credit Card Note (Secured 15% Promissory Note), due November 1, 2012 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed September 18, 2013)

4.5	Form of Warrant Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 23, 2013)

4.6	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)

4.7	Voting Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 23, 2013)

10.1	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed March 7, 2006)

10.2	Form of Stock Option Agreement relating to the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed March 7, 2006)

10.3	2005 Equity Compensation Plan, as amended (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, filed July 28, 2010)

10.4	Form of Stock Option Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed March 7, 2006)

10.5	Form of Restricted Stock Grant Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed March 7, 2006)

10.6	Lease Agreement with Pawnee Properties, LLC (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K, filed August 2, 2006)

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

10.9	Warehouse Services Agreement dated April 20, 2011, by and between the Company and Wildernest Logistics Solutions, Inc.

10.10
Third Addendum, effective as of September 30, 2011, to the Lease dated July 27, 2006 by and between the Company, as Tenant, and Pawnee Properties, LLC, as Landlord (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed November 30, 2011)

10.11
Promissory Note, dated as of October 1, 2011, issued by the Company in favor of Pawnee Properties, LLC (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed November 30, 2011)

10.12
Employment Agreement dated March 4, 2012 by and between Company and J. Michael Wolfe, Chief Executive Officer (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed March 6, 2012)

10.13
Employment Agreement, dated March 4, 2012 by and between the Company and H. MacGregor Clarke, Chief Financial Officer (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K, filed March 6, 2012)

10.14
Employment Agreement dated as of March 4, 2012 by and between the Company and John K. Thompson, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed March 6, 2012)

10.15
Securities Purchase Agreement, by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 23, 2013)

10.16	Indemnification Agreement, by and between the Company and Chris J. Hagedorn, dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 23, 2013)

10.17	Escrow and Account Control Agreement with Western Trust Bank, dated September 6, 2012 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed September 18, 2013)

10.18
Term Loan and Security Agreement by and among AeroGrow and SMG Growing Media, Inc., dated July 20, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 16, 2014)

10.19
Amendment No. 1 to Term Loan and Security Agreement by and among the Company and SMG Growing Media, Inc., dated February 13, 2015 (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.20	Intellectual Property Sale Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.21	Intellectual Property Licensing Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.22	Brand License Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.23	Supply Chain Services Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed February 17, 2015)

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.