Form 10-Q
period 2015-06-30
AeroGrow International, Inc.
filed 2015-08-10
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 4, 2015:  7,499,966

AeroGrow International, Inc.

FORM 10-Q REPORT
June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	June 30, 2015	March 31, 2015
(in thousands, except share and per share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$471	$1,015
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $8 and $10 at June 30, 2015 and March 31, 2015, respectively	850	1,300
Other receivables	140	214
Inventory, net	2,149	2,603
Prepaid expenses and other	314	144
Total current assets	3,939	5,291
Property and equipment, net of accumulated depreciation of $3,365 and $3,284 at June 30, 2015 and March 31, 2015, respectively	553	525
Other assets
Intangible assets, net	2	2
Deposits	156	156
Total assets	$4,650	$5,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,285	$1,641
Accrued expenses	766	816
Customer deposits	7	30
Deferred rent	2	1
Notes payable – related party	-	207
Derivative warrant liability	1,952	1,688
Debt associated with sale of intellectual property	196	208
Total current liabilities	4,208	4,591
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	3	3
Common stock, $.001 par value, 750,000,000 shares authorized, 6,700,413 and 6,563,518 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	7	6
Additional paid-in capital	82,605	82,101
Stock dividend to be distributed	1,494	1,715
Accumulated deficit	(83,667)	(82,442)
Total stockholders' equity	442	1,383
Total liabilities and stockholders' equity	$4,650	$5,974

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,
	2015	2014
(in thousands, except per share data)
Net revenue	$1,569	$1,683
Cost of revenue	1,088	1,144
Gross profit	481	539

Operating expenses
Research and development	131	82
Sales and marketing	642	542
General and administrative	665	551
Total operating expenses	1,438	1,175

Loss from operations	(957)	(636)

Other income (expense) , net
Fair value changes in derivative warrant liability	(264)	(223)
Other income	-	2
Total other income (expense) income, net	(264)	(221)

Net loss	$(1,221)	$(857)
Change in fair value of preferred stock dividend	221	(240)
Net loss attributable to common stockholders	$(1,000)	$(1,097)

Net loss per share, basic and diluted	$(0.15)	$(0.18)

Weighted average number of common shares outstanding, basic and diluted	6,700	6,130

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2015	2014
(in thousands)
Cash flows from operating activities:
Net (loss)	$(1,221)	$(857)
Adjustments to reconcile net (loss) to cash (used) by operations:
Issuance of common stock and options under equity compensation plans	74	53
Issuance of common stock warrants	-	18
Depreciation and amortization expense	81	44
Bad debt expense	(2)	(1)
Fair value remeasurement of derivative warrant liability	264	223
Accretion of debt associated with sale of intellectual property	(12)	(13)
SMG intellectual property royalty and branding license	84	68
Change in operating assets and liabilities:
Decrease in accounts receivable	450	111
Decrease in other receivable	74	60
Decrease (increase) in inventory	454	(7)
(Increase) in prepaid expense and other	(170)	(151)
(Decrease) in accounts payable	(440)	(52)
(Decrease) in accrued expenses	(50)	(58)
(Decrease) in customer deposits	(23)	-
Increase (decrease) in deferred rent	1	(1)
Net cash (used) by operating activities	(436)	(563)
Cash flows from investing activities:
Purchases of equipment	(108)	(29)
Net cash (used) by investing activities	(108)	(29)
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	1
Net cash provided by financing activities	-	1
Net (decrease) in cash	(544)	(591)
Cash, beginning of period	1,015	1,707
Cash, end of period	$471	$1,116

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

 Continued from previous page

	Three Months Ended June 30, (in thousands)
	2015	2014
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for interest on notes payable – related party	$207	$-
Change in fair value of SMG intellectual property royalty and branding license	$68	$-
Change in fair value of stock dividends accrued on convertible preferred stock	$(54)	$240

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (collectively, the “Company," “AeroGrow,” “we,” “our” or “us”) was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets nine different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution via brick and mortar, storefronts and .com retail outlets, catalogue and direct-to-consumer sales primarily in the United States and Canada.

2.    Liquidity and Basis of Presentation

Interim Financial Information

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the SEC on June 29, 2015.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2015, the results of operations for the three months ended June 30, 2015 and 2014, and the cash flows for the three months ended June 30, 2015 and 2014. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 70.5% of revenues in the fiscal year ended March 31, 2015 (“Fiscal 2015”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the three-month period ended June 30, 2015, the Company has further expanded its distribution channel and invested in necessary overhead in anticipation of the peak sales season.  The balance sheet as of March 31, 2015 is derived from the Company’s audited financial statements.

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates could occur in the near term as additional or new information becomes available.

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted into common stock at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Employee stock options to purchase approximately 444,000 shares were outstanding and warrants to purchase approximately 446,000 common stock were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive in the periods presented.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of June 30, 2015.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended June 30, 2015, one customer, Amazon.com, represented 38.5% of the Company’s net revenue. For the three months ended June 30, 2014, two customers, The Home Depot and Amazon.com, represented 19.4% and 14.3% of the Company’s net revenue, respectively.

Suppliers:
For the three months ended June 30, 2015, the Company purchased inventories and other inventory-related items from one supplier totaling $344,000, representing 31.5% of cost of revenue. For the three months ended June 30, 2014, the Company purchased inventories and other inventory-related items from two suppliers totaling $461,000 and $175,000, representing 40.3% and 15.3% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation/shipping and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, the risk of an interruption in product sourcing could have an adverse impact on operations.

Accounts Receivable:
As of June 30, 2015, the Company had two customers, Amazon.com and Costco, that represented 52.0% and 21.6% of the Company’s outstanding accounts receivable, respectively.  As of March 31, 2015, the Company had five customers, Amazon.com, Wal-Mart Stores, QVC, Costco.com and Wal-Mart.com, that represented 54.2%, 21.1%, 14.8%, 14.6% and 11.1%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

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

The carrying value of financial instruments including cash, receivables and accounts payable and accrued expenses, approximates their fair value at June 30, 2015 and March 31, 2015 due to the relatively short-term nature of these instruments.

The Company has three liabilities for which the carrying value is determined by Level 3 inputs: (1) Notes payable – related party; (2) sale of intellectual property liability; and (3) derivative warrant liability.  As discussed below in Notes 3 and 4, each of these liabilities was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of June 30, 2015 and March 31, 2015, the fair value of the Company's sale of the note payable and intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  The Company also issued a derivative warrant liability that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, would constitute 80% of the Company’s outstanding capital stock.  The Company accounts for the warrant as a liability and measures the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant is exercised or expires.  As of June 30, 2015 and March 31, 2015, the fair value of the warrant was $2.0 million and $1.7 million, respectively. As of June 30, 2015, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition, except for the derivative warrant liability.  The table below summarizes the fair value and carry value of each Level 3 category liability:

	June 30, 2015 (in thousands)		March 31, 2015 (in thousands)
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable-related party	$-	$-	$207	$207
Derivative warrant liability	1,952	1,952	1,688	1,688
Sale of intellectual property liability	138	196	145	208
Total	$2,090	$2,148	$2,040	$2,103

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $8,000 and $10,000 at June 30, 2015 and March 31, 2015, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2015 and March 31, 2015, the balance in this reserve account was $140,000 and $214,000, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  In contrast, the Company records media and marketing costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20 Capitalized Advertising Costs.  As prescribed by ASC 340-20-25, direct-to-consumer advertising costs incurred are reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has continued to expand its retail distribution channel, the Company has expanded its advertising to online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expense for the three months ended June 30, 2015 and June 30, 2014, were as follows:

	Three Months Ended June 30, (in thousands)
	2015	2014
Direct-to-consumer	$137	$105
Retail	-	8
Other	$13	$18
Total advertising expense	$150	$131

As of June 30, 2015 and March 31, 2015, the Company deferred $11,000 and $48,000, respectively, related to such media and advertising costs which include the catalogue cost described above.  The costs are included in the prepaid expenses and other line of the balance sheet.

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

	June 30,	March 31,
	2015 (in thousands)	2015 (in thousands)
Finished goods	$1,477	$1,919
Raw materials	672	684
	$2,149	$2,603

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2015 and March 31, 2015, the Company had reserved $267,000 for inventory obsolescence.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following; (i) a product is shipped under an agreement with a customer; (ii) the risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of June 30, 2015 and March 31, 2015, the Company had accrued $67,000 and $110,000, respectively, as its estimate for the foregoing deductions and allowances.  These expenses are included in the accrued expenses line of the balance sheets.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $90,000 and $58,000 as of June 30, 2015 and March 31, 2015, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of June 30, 2015 and March 31, 2015, the Company has recorded a reserve for customer returns of $18,000 and $119,000, respectively.

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management does not believe the adoption of ASU 2015-11 will have an impact on the Company's financial position or results of operations.

3.    Notes Payable, Long Term Debt and Current Portion – Long Term Debt

Refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the SEC on June 29, 2015 for a detailed discussion on our previously outstanding Notes Payable, Long Term Debt and Current Portion – Long Term Debt.  The following are the changes to our Notes Payable, Long Term Debt and Current Portion – Long Term Debt for the periods presented.

As of June 30, 2015 and March 31, 2015, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	June 30, 2015	March 31, 2015
	(in thousands)	(in thousands)
Notes Payable –related party	$-	$207
Derivative warrant liability (see Note 4)	1,952	1,688
Sale of intellectual property liability (see Note 4)	196	208
Total debt	2,148	2,103
Less notes payable and current portion – long term debt	2,148	2,103
Long term debt	$-	$-

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock and a warrant to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has classified the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The valuation techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 4.  As of June 30, 2015 and March 31, 2015, the estimated fair value of the warrant was $2.0 million and $1.7 million, respectively.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of June 30, 2015 and March 31, 2015, a liability of $196,000 and $208,000, respectively, was recorded on the balance sheets.

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

The Series B Convertible Preferred Stock is convertible into 2.6 million shares of the Company’s common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  The Series B Convertible Preferred Stock does not have a liquidation preference and is entitled to vote on an “as-converted” basis with the common stock.  The stock dividend accrues from day to day and is payable in shares of our common stock within thirty days after the end of each fiscal year end.  The stock dividend issuable is recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheet.  The corresponding charge is recorded below net income to arrive at net income available to common stockholders.  The Series B Convertible Preferred Stock automatically converts into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Convertible Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Convertible Preferred Stock own 50.1% of the issued and the Company’s then-outstanding common stock, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Convertible Preferred Stock and such exercise of the Warrant.

The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis” (as defined in the Securities Purchase Agreement), constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned by Scotts Miracle-Gro), as calculated as of the date or dates of exercise.  The Warrant can be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021 (the third and eighth anniversary of the initial issuance, respectively).  In addition, the Warrant can be exercised in any increment; there is no obligation to exercise the entire Warrant at one time.  The exercise price of the Warrant shall be equal to the quotient obtained by dividing:

(a)
an amount equal to (i) 1.34 times the trailing twelve months “Net Sales” (which includes sales of the Company’s products by Scotts Miracle-Gro and its affiliates) minus (ii) “Debt Outstanding” net of cash (as such terms are defined in the Warrant), by

(b)	the total shares of capital stock outstanding, including outstanding in-the-money options and warrants, but not the Warrant contemplated in the private offering.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The Warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $2.0 million and $1.7 million as of June 30, 2015 and March 31, 2015, respectively. The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires. The Company calculated the fair value of the Warrant during the quarter ended June 30, 2015 using a Monte Carlo simulation model.

In conjunction with the private offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  For more details regarding these agreements, please refer to Note 3 “Scotts Miracle-Gro Transactions” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on June 29, 2015.  See also Note 9 for subsequent events.

5.    Equity Compensation Plans and Employee Benefit Plans

For the three months ended June 30, 2015, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the three months ended June 30, 2014, the Company did not grant any options to purchase the Company’s common stock under the 2005 Plan.

During the three months ended June 30, 2015, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended June 30, 2014, options to purchase 1,000 shares of common stock were cancelled or expired, and 1,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of June 30, 2015, the Company had granted options to purchase 62,000 shares of the Company’s common stock that are unvested and that will result in $177,000 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of June 30, 2015 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-	Aggregate		average	Weighted-	Aggregate
		Remaining	average	Intrinsic		Remaining	average	Intrinsic
Exercise	Options (in	Contractual	Exercise	Value (in	Options (in	Contractual	Exercise	Value (in
price	thousands)	Life (years)	Price	thousands)	thousands)	Life (years)	Price	thousands)
$1.01	79	2.61	$1.01		$79	2.61	$1.01
$1.10	50	2.75	$1.10		50	2.75	$1.10
$1.21	50	2.75	$1.21		50	2.75	$1.21
$2.20	162	3.20	$2.20		143	3.19	$2.20
$2.42	10	3.27	$2.42		10	3.27	$2.42
$5.31	93	4.10	$5.31		50	4.10	$5.31
	444	3.19	$2.41	$336	382	3.08	$2.09	$329

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was June 30, 2015.

6.    Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2015 and March 31, 2015, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2015, as filed with the SEC on June 29, 2015 for a detailed discussion of related party transactions. Additionally, see Note 9 “Subsequent Events” to our financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders.

8.    Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2015 through June 30, 2015 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, April 1, 2015	567	$9.38	$45
Granted	-	-
Exercised	-	-
Expired	(121)	25.00
Outstanding, June 30, 2015	446	$6.51	$25

As of June 30, 2015, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (years)
50	$2.10	3.27
394	$7.00	1.78
2	$20.00	0.22
446	$6.51	1.94

Preferred Stock and Preferred Stock Warrants

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

As described in Note 4 above, on April 22, 2013 the Company issued 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  As of June 30, 2015, based on the number of shares issuable to Scotts Miracle-Gro the Company has accrued $688,000 for the stock dividend.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 4 – Scotts Miracle-Gro Transaction” above.

9.    Subsequent Events

On July 6, 2015, AeroGrow entered into a Term Loan Agreement (“Term Loan”) in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million in July, August, and September of 2015, respectively, with a due date of April 15, 2016.  The funding will provide general working capital and will be used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum, but will be paid in shares of AeroGrow common stock, valued at a price per share equal to the Series B Preferred Conversion Price (which was previously issued in April 2013 to Scotts Miracle-Gro) on the date the Term Loan is paid in full.  The first advance of $2.0 million noted above was borrowed in July 2015.

The unpaid principal balance of the Term Loan, through and including the Interest Payment Trigger Date (as defined in the Term Loan Agreement), bears interest at a stated rate of 10% per annum, but is payable in in shares of the Company’s common stock valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (which was issued to Scotts Miracle-Gro in April 2013) on the business day immediately prior to the Interest Payment Trigger Date.  Accrued and unpaid interest on the Term Loan is due and payable within thirty (30) days after the Interest Payment Trigger Date, but may be prepaid from time to time, in whole or in part, in an amount greater than or equal to $25,000, without penalty or premium.  Amounts repaid or prepaid in respect of the Term Loan may not be reborrowed.  The Term Loan Agreement has been filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 10, 2015.  The interest will be accrued at the stated rate of 10% and fluctuations in the fair value of the common shares to be issued will be recorded below net income.

On July 14, 2015, AeroGrow issued 799,553 shares of common stock to SMG Growing Media, a wholly owned subsidiary of Scotts Miracle-Gro, pursuant to the Technology Licensing Agreement, Brand License and the Certificate of Designation of Series B Convertible Preferred Stock.  As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 23, 2013, payments to SMG Growing Media under the Technology Licensing Agreement, Brand License and the Certificate of Designation of Series B Convertible Preferred Stock are made in the Company’s common stock, based upon the conversion price of the Series B Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2015 and June 30, 2014.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us,”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2015.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

Overview

AeroGrow International, Inc. was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced initial production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets nine different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia.

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

On July 6, 2015, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million in July, August, and September of 2015, respectively, with a due date of April 15, 2016.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum, but will paid in shares of AeroGrow common stock, valued at a price per share equal to the Series B Preferred Conversion Price on the date the Term Loan is paid in full.  The funding will provide general working capital and will be used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  See Note 9 “Subsequent Events” to our condensed financial statements.

Results of Operations

Three Months Ended June 30, 2015 and June 30, 2014

Summary
For the three months ended June 30, 2015, we generated $1.6 million of total revenue, a decrease of 6.8%, or $114,000, relative to the same period in the prior year.  Retail sales decreased slightly by 3.6% to $607,000 primarily due to the prior year including retail tests with The Home Depot and there being no similar tests this year.  Direct-to-consumer sales decreased 7.7%, to $962,000, reflecting increased sales in the prior year quarter related to the release of new products (particularly AeroGardens with LED lighting systems) and the fulfillment of the backorder that existed for those newly introduced AeroGardens, and the LED lighting systems no longer require a replacement of bulbs and our growth focus for the second half of the fiscal year.

For the three months ended June 30, 2015, AeroGarden sales increased by 1.8% from the prior year period and seed pod kit and accessory sales decreased by 11.9% over prior year period.  AeroGarden sales represented 65.8% of total revenue, as compared to 60.2% in the prior year period.  This percentage increase, on a product line basis, was attributable to existing and new customers purchasing AeroGardens.  Seed pod kit and accessory sales decreased as a percent of the total to 34.9% from 36.9% in the prior year period as a result of increased LED AeroGarden sales during the last six months of Fiscal 2015 and decreased sales of light bulbs.  The increased size of our active customer database due to new customers who have entered the franchise were essential to keeping the decrease in seed pod kits and accessory sales small as the primary driver of the decrease is due to decreased sales of light bulbs while the sales of seed pod kits actually increased from 23,000 to 27,000.

During the three months ended June 30, 2015, we spent $150,000 in advertising expenditures to support our direct-to-consumer and retail channels, a $19,000 or 14.9% year-over-year increase compared to the same period in Fiscal 2015. As we transition into a multi-channel selling environment, including direct-to-consumer, on-line retail sales and in-store retail sales, we review our advertising expenses in a consolidated fashion across all channels. Viewed this way, overall advertising efficiency (measured as total revenue per dollar of advertising expense) decreased from $12.86 to $10.44 for the three months ended June 30, 2014 and June 30, 2015, respectively. These expenditures were divided as follows:

•
Direct-to-consumer advertising increased $32,000 to $137,000 during the three months ended June 30, 2015, primarily reflecting increased spending on catalogues.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, decreased to $7.01 for the three months ended June 30, 2015, as compared to $9.94 for the same period in Fiscal 2015.

•	Retail advertising decreased over $7,000 to less than $1,000 for the three months ended June 30, 2015.

Our gross margin for the three months ended June 30, 2015 was 30.6%, down from 32.0% in the prior year period, as our sales continued to shift from higher margin direct-to-consumer customers to lower margin wholesale sales to retailers.  During the quarter we experienced lower margins associated with increased costs in our fulfillment process, including charges to prepare the product for shipment to the cost of shipping.   We also increased our warranty costs in support of continually higher AeroGarden sales.

In aggregate, our total operating expenses increased 22.4%, or $263,000, year-over-year, principally because we spent more in anticipation of future growth in all operating expense categories.  Gross spending increased in the following areas:

•	a $64,000 increase in sales and marketing personnel to promote the retail sales channel;
•	a $43,000 more in market research as we further expand our understanding of the new retail and direct-to-consumer channels to drive future efficiency;
•	a $22,000 increase in travel as we are preparing for the upcoming peak selling season;
•	a $19,000 increase in advertising to further drive product awareness; and
•	a $110,000 increase in a variety of other areas including depreciation expense on new tooling from products introduced in the prior year, legal fees and testing and certification.

As a result of efforts to prepare for growth, our operating loss was $957,000 for the three months ended June 30, 2015, as compared to an operating loss of $636,000 in the prior year period.

Net other expense for the three months ended June 30, 2015 totaled $264,000, as compared to net other expense of $221,000 in the prior year period.  The net other expense in the current period includes $264,000 of non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.  The net other expense in the prior year period included $223,000 of non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

Net loss for the three months ended June 30, 2015 was $1.2 million, as compared to the $857,000 loss a year earlier.  The net loss reflected the increased operating expenses and decreased margins in the retail channel.

The following table sets forth, as a percentage of sales, our financial results for the three months ended June 30, 2015 and the three months ended June 30, 2014:

	Three Months Ended June 30,
	2015	2014
Net revenue
Direct-to-consumer	61.3%	62.0%
Retail	38.7%	37.4%
International	0.0%	0.6%
Total net revenue	100.0%	100.0%

Cost of revenue	69.4%	68.0%
Gross profit	30.6%	32.0%

Operating expenses
Research and development	8.3%	4.9%
Sales and marketing	43.8%	32.2%
General and administrative	39.5%	32.7%
Total operating expenses	91.6%	69.8%
Loss from operations	(61.0)%	(37.8)%

Revenue
For the three months ended June 30, 2015, revenue totaled $1.6 million, a year-over-year decrease of 6.8% or $114,000, from the three months ended June 30, 2014.

	Three Months Ended June 30, (in thousands)
	2015	2014
Net revenue
Direct-to-consumer	$962	$1,043
Retail	607	630
International	-	10
Total	$1,569	$1,683

Direct-to-consumer sales for the three months ended June 30, 2015 totaled $962,000, down $81,000, or 7.7%, from the prior year period.  The decrease in direct-to-consumer channels was caused by an expansion and focus on the retail channel creating competition in the direct-to-consumer channel and higher prior year sales of LED lighting AeroGarden models that were previously on backorder in the amount of $97,000.

Sales to retailer customers for the three months ended June 30, 2015 totaled $607,000, down $23,000, or 3.6%, principally reflecting our prior year growth into our retail accounts, including in-store tests such as The Home Depot.  In the prior year, we tested our products in several retail stores during the period in anticipation of the continued retail expansion throughout the year.  In the current year, our sales were due to organic growth and did not include any special tests to compare to the prior year.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2015 and June 30, 2014 is as follows:

	Three Months Ended June 30, (in thousands)
	2015	2014
Product revenue
AeroGardens	$1,032	$1,013
Seed pod kits and accessories	547	621
Discounts, allowances and other	(10)	49
Total	$1,569	$1,683
% of total revenue
AeroGardens	65.4%	60.2%
Seed pod kits and accessories	34.9%	36.9%
Discounts, allowances and other	(0.6)%	2.9%
Total	100.0%	100.0%

AeroGarden sales increased $19,000, or 1.8%, from the prior year period, reflecting increased retail channel sales and increased sales of gardens in our Direct-to-Consumer channel.  The decrease in seed pod kit and accessory sales, which decreased by $74,000, or 11.9%, principally reflects the prior period focus on acquiring new AeroGarden customers, who have historically purchased seed pod kits and accessories after purchasing and using new AeroGardens.  Additionally, we are experiencing a decrease in light bulb sales as the demand for AeroGardens with LED lighting increases.  For the three months ended June 30, 2015, sales of seed pod kits and accessories represented 34.9% of total revenue, as compared to 36.9% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of total revenue to (0.6)% from 2.9% in the prior year period, primarily due to increases in revenue deductions for sales allowances and discounts for retail accounts as we test the in-store retail market.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2015 totaled $1.1 million, a decrease of $55,000, or 4.8%, from the three months ended June 30, 2014.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 69.4% of revenue as compared to 68.0% for the quarter ended June 30, 2014.  The increase in costs as a percent of revenue reflected the shift of our revenue mix from higher margin direct-to-consumer customers to lower margin retailers.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the quarter ended June 30, 2015 was 30.6% as compared to 32.0% for the quarter ended June 30, 2014.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, primarily Amazon.com.  During the quarter we experienced higher warranty costs and returns due to a higher number of gardens in circulation.  We believe the lower margins will be temporary in that we are bringing new manufacturers on-line that will provide us with lower unit production costs.

Sales and Marketing
Sales and marketing costs for the three months ended June 30, 2015 totaled $642,000, as compared to $542,000 for the three months ended June 30, 2014, an increase of 18.5%, or $100,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended June 30, (in thousands)
	2015	2014
Advertising	$150	$131
Personnel	376	311
Sales commissions	11	4
Market Research	18	-
Other	87	96
	$642	$542

Advertising expense is composed primarily of catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  Total advertising expense was $150,000 for the quarter ended June 30, 2015, a year-over-year increase of 14.9%, or $19,000, primarily because we participated in various promotional programs to increase product awareness of our cobranded product line with the Miracle-Gro AeroGarden trade name, along with growth in our web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2015, personnel costs for sales and marketing were $376,000, up $65,000 or 20.6% from the three months ended June 30, 2014.   The increase reflected increased headcount necessary to cobrand and reintroduce our products into the retail channels and related payroll and stock option expenses.

Other marketing expenses increased year-over-year as we continue to grow our business and increase market research and other programs, including increased travel.

General and Administrative
General and administrative costs for the three months ended June 30, 2015 totaled $665,000, as compared to $551,000 for the three months ended June 30, 2014, an increase of 20.7%, or $114,000. The increase was attributable to expenses associated with legal expenses, investor relations program and an increase in the general cost of employee benefits, partially offset by a decrease in expenses associated with manufacturing realignment in China.

Research and Development
Research and development costs for the quarter ended June 30, 2015 totaled $131,000, an increase of $49,000 from the quarter ended June 30, 2014.  The increase principally reflected expenses related to product testing to support new product development activities in the current and prior year.  The increase reflects the ongoing certification and testing of the LED products introduced in the prior year and the support of new product development activities, as we continue to leverage the efficiency of design work from prior years in development and testing of products.

Operating Loss and EBITDA
Our operating loss for the three months ended June 30, 2015 was $957,000, an increase of $321,000 over the $636,000 operating loss for the three months ended June 30, 2014.  The increased operating loss was attributable to lower revenue coupled with increased operating expenses to support future growth in both the retail distribution and direct-to consumer channels.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro intellectual property royalty and branding license, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA loss for the quarter ended June 30, 2015 totaled $718,000, which was $265,000 less favorable than the $453,000 of Adjusted EBITDA loss recorded during the prior year quarter.

	Three Months Ended June 30, (in thousands)
	2015	2014
Loss from operations	$(957)	$(636)
Add back non-cash items:
Depreciation	81	44
Amortization	-	-
Stock based compensation	74	53
Common stock warrant expense	-	18
Scott’s Miracle-Gro intellectual property royalty and branding license	84	68
Total non-cash items	239	183
Adjusted EBITDA	$(718)	$(453)

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

Net Income and Loss
For the three months ended June 30, 2015, we recorded a net loss of $1.2 million, a $364,000 increase over the $857,000 net loss for the three months ended June 30, 2014.  The increase in the net loss reflected the decrease in revenue coupled with increased expenses to support future revenue growth, and lower margin retail sales.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $436,000 for the three months ended June 30, 2015, as compared to cash used of $563,000 for the three months ended June 30, 2014.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, and change in fair value of Scotts Miracle-Gro warrant liability, totaled to a net loss of $488,000 for the three months ended June 30, 2015, as compared to a net loss of $392,000 in the prior year period.  The increase principally reflected non-cash charges arising from the change in fair value on the warrant liability in the prior year and the additional depreciation and non-cash compensation expenses.

Changes in current assets provided net cash of $810,000 during the three months ended June 30, 2015, principally from decreases in accounts receivable balances as we moved away from the peak season partially offset by increases in prepaid assets.

As of June 30, 2015, the total inventory balance was $2.1 million, representing approximately 64 days of sales activity, and 179 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended June 30, 2015, respectively.  The days in inventory calculation is based on the three months of sales activity can be greatly impacted by the seasonality of our sales, which are at their highest level during our quarter ending December 31.

Current operating liabilities decreased $512,000 during the three months ended June 30, 2015, principally because of a decrease in all operating liability accounts.  Accounts payable as of June 30, 2015 totaled $1.3 million, representing approximately 25 days of daily expense activity, and 46 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended June 30, 2015, respectively.

Net investment activity used $108,000 of cash in the current year period, principally because of purchases of equipment.

As of June 30, 2015, we had a cash balance of $486,000, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $1.0 million as of March 31, 2015, of which $15,000 was restricted.

As of June 30, 2015 and March 31, 2015, we have no outstanding long-term debt.  However, on July 6, 2015, the Company entered into a short-term Term Loan with Scotts Miracle-Gro in the principal amount of up to $6.0 million in order to provide working capital for the upcoming peak selling season.  See Note 9 “Subsequent Events” to the condensed financial statements.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $486,000 ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 30, 2015,
•	our cash of $1.9 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of August 4, 2015,
•
continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan of up to $6.0 million from Scotts Miracle-Gro (as described below and in Note 9 “Subsequent Events” to the condensed financial statements),

•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of  our direct-to-consumer sales initiatives, and the acceptance of the product at our various retail distribution customers

On July 6, 2015, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million in July, August, and September of 2015, respectively, with a due date of April 15, 2016.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum, but will paid in shares of AeroGrow common stock, valued at a price per share equal to the Series B Preferred Conversion Price on the date the Term Loan is paid in full.  The funding will provide general working capital and will be used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The first advance of $2.0 million noted above was borrowed in July 2015.  See Note 9 “Subsequent Events” to our condensed financial statements.

Based on these facts and assumptions, we believe our existing cash and cash equivalents, along with the Term Loan Agreement and the cash generated by our anticipated results from operations, will be sufficient to meet our operating needs for the next twelve months.

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer,
•	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
•	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations,
•	the seasonality of our business, in which we have historically experienced higher sales volume (October through January),
•	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China,
•	the success of the Scotts Miracle-Gro relationship, and
•	uncertainty of appropriate exit strategies with retail customers regardless of the contractual obligations.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2015.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should also carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2015, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)
4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.2	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.3	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)
10.1	Term Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed July 10, 2015)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: August 10, 2015	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 10, 2015	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)