Form 10-Q
period 2015-09-30
AeroGrow International, Inc.
filed 2015-11-09
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of issuer's common stock outstanding as of November 3, 2015:  7,499,966

AeroGrow International, Inc.

FORM 10-Q REPORT
September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2015	March 31, 2015
(in thousands, except per share and share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$2,411	$1,015
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $5 and $10 at September 30, 2015 and March 31, 2015, respectively	632	1,300
Other receivables	65	214
Inventory	4,162	2,603
Prepaid expenses and other	1,140	144
Total current assets	8,425	5,291
Property and equipment, net of accumulated depreciation of $3,464 and $3,284 at September 30, 2015 and March 31, 2015, respectively	752	525
Other assets
Intangible assets	2	2
Deposits	156	156
Total assets	$9,335	$5,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,698	$1,641
Accrued expenses	624	816
Customer deposits	5	30
Deferred rent	2	1
Notes payable-related party	4,558	207
Derivative warrant liability	2,018	1,688
Debt associated with sale of intellectual property	184	208
Total current liabilities	9,089	4,591
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 issued and outstanding at September 30, 2015 and March 31, 2015	3	3
Common stock, $.001 par value, 750,000,000 shares authorized, 7,499,966 and 6,563,518 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	7	6
Additional paid-in capital	84,009	82,101
Stock to be distributed for Scotts Miracle-Gro transactions	317	1,715
Accumulated deficit	(84,090)	(82,442)
Total stockholders' equity	246	1,383
Total liabilities and stockholders' equity	$9,335	$5,974

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net revenue	$1,091	$1,707	$2,660	$3,390
Cost of revenue	761	1,083	1,849	2,227
Gross profit	330	624	811	1,163

Operating expenses
Research and development	143	115	274	198
Sales and marketing	668	484	1,301	1,026
General and administrative	561	506	1,235	1,056
Total operating expenses	1,372	1,105	2,810	2,280

(Loss) from operations	(1,042)	(481)	(1,999)	(1,117)

Other (expense) income, net
Fair value changes in derivative warrant liability	(66)	11	(330)	(212)
Interest expense	-	-	-	-
Interest expense – related party	(58)	(37)	(58)	(37)
Other income	-	-	-	2
Total other (expense), net	(124)	(26)	(388)	(247)

Net (loss)	$(1,166)	$(507)	$(2,387)	$(1,364)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	1,177	154	1,398	(86)
Net income (loss) attributable to common shareholders	$11	$(353)	$(989)	$(1,450)
Net loss per share, basic and diluted	$0.00	$(0.06)	$(0.14)	$(0.23)

Weighted average number of common shares outstanding, basic and diluted	7,500	6,405	7,102	6,268

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2015	2014
(in thousands)
Cash flows from operating activities:
Net (loss)	$(2,387)	$(1,364)
Adjustments to reconcile net (loss) to cash used by operations:
Issuance of common stock and options under equity compensation plans	157	136
Issuance of common stock warrants	-	37
Depreciation and amortization expense	179	105
Bad debt (recovery) expense	(5)	(1)
Fair value remeasurement of derivative warrant liability	330	212
Accretion of debt associated with sale of intellectual property	(24)	(26)
SMG intellectual property royalty and branding license	123	135
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	673	(338)
Decrease in other receivable	149	106
(Increase) in inventory	(1,559)	(3,705)
(Increase) in prepaid expense and other	(997)	(482)
(Increase) in deposits	-	(11)
Increase in accounts payable	821	2,302
(Decrease) increase in accrued expenses	(192)	130
Increase in accrued interest-related party	58	37
(Decrease) in customer deposits	(25)	-
Increase (decrease) in deferred rent	1	(3)
Net cash used by operating activities	(2,698)	$(2,730)
Cash flows from investing activities:
Purchases of equipment	(406)	(362)
Net cash (used) by investing activities	(406)	$(362)
Cash flows from financing activities:
Proceeds from notes payable	4,500	2,500
Proceeds from the exercise of stock options	-	25
Net cash provided by financing activities	4,500	$2,525
Net increase (decrease) in cash	1,396	(567)
Cash, beginning of period	1,015	1,707
Cash, end of period	$2,411	$1,140

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Six months ended September 30, (in thousands)
	2015	2014
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued on notes payable – related party	$207	$-
Change in fair value of SMG intellectual property royalty, branding license and shares for interest on loan	$696	$-
Change in fair value of stock dividends accrued on convertible preferred stock	$495	$86
Decrease in liability due to issuance of SMG shares for intellectual property, branding license and preferred stock dividend	$887	$288

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     Description of Business

AeroGrow International, Inc. (the “Company," “AeroGrow,” “we,” “our,” or “us”) was formed as a Nevada corporation on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets seven different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution via brick and mortar, storefronts and .com retail outlets, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2015, the results of operations for the three and six months ended September 30, 2015 and 2014, and the cash flows for the six months ended September 30, 2015 and 2014. The results of operations for the three and six months ended September 30, 2015 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 70.5% of revenues in the fiscal year ended March 31, 2015 (“Fiscal 2015”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the six-month period ended September 30, 2015, the Company has further expanded its distribution channel and invested in necessary overhead in anticipation of the peak sales season.  The balance sheet as of March 31, 2015 is derived from the Company’s audited financial statements.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.

On July 6, 2015, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”).  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” below.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if it had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Employee stock options to purchase approximately 656,000 shares were outstanding and warrants to purchase approximately 444,000 common stock were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive in the periods presented. All potentially dilutive securities outstanding have been excluded for the periods presented since their effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of September 30, 2015.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended September 30, 2015, the Company had one customer, Amazon.com, which represented 42.4% of net revenue, respectively.  For the three months ended September 30, 2014, the Company had two customers, BJ’s Wholesale Club and Amazon.com that represented 30.4% and 18.4% of the Company’s net revenue, respectively. For the six months ended September 30, 2015, the Company had one customer, Amazon.com that represented 40.1% of the Company’s net revenue, respectively. For the six months ended September 30, 2014, the Company had two customers, Amazon.com and BJ’s Wholesale Club that represented 16.4% and 15.3% of the Company’s net revenue, respectively.

Suppliers:
For the three months ended September 30, 2015, the Company purchased inventories and other inventory-related items from four suppliers totaling $2.2 million, $315,000, $167,000 and $149,000, representing 206.2%, 29.1%, 15.4% and 13.7% of cost of revenue, respectively, as we ramp up inventory levels for the holiday season. For the three months ended September 30, 2014, the Company purchased inventories and other inventory-related items from six suppliers totaling $2.4 million, $982,000, $549,000, $373,000, $147,000 and $116,000, representing 218.7%, 90.6%, 50.7%, 34.4%, 13.6% and 10.7% of cost of revenue, respectively. For the six months ended September 30, 2015, the Company purchased inventories and other inventory-related items from one supplier totaling $2.6 million, representing 43.3% of cost of revenue. For the six months ended September 30, 2014, the Company purchased inventories and other inventory-related items from five suppliers totaling $2.8 million, $1.0 million, $549,000, $390,000 and $322,000, representing 127.1%, 47.1%, 24.7%, 17.5% and 14.5% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation, third-party labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on our operations.

Accounts Receivable:
As of September 30, 2015, the Company had two customers, Amazon.com and Costco that represented 43.6% and 22.6% of the Company’s outstanding accounts receivable.  As of March 31, 2015, the Company had five customers, Amazon.com, Wal-Mart Stores, QVC, Costco.com and Wal-Mart.com, that represented 54.2%, 21.1%, 14.8%, 14.6% and 11.1%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

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

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2015 and March 31, 2015 due to the relatively short-term nature of these instruments.

The Company has three liabilities for which the carrying value is determined by Level 3 inputs: (1) Notes payable – related party; (2) sale of intellectual property liability; and (3) derivative warrant liability.  As discussed below in Notes 3 and 4, each of these liabilities was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of September 30, 2015 and March 31, 2015, the fair value of the Company's note payable and sale of intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  The Company also issued a derivative warrant liability that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, would constitute 80% of the Company’s outstanding capital stock.  The Company accounts for the warrant as a liability and measures the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant is exercised or expires.  As of September 30, 2015 and March 31, 2015, the estimated fair value of the warrant was $2.0 million and $1.7 million, respectively. As of September 30, 2015, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition, except for the derivative warrant liability.  The table below summarizes the fair value and carry value of each Level 3 category liability:

	September 30, 2015 (in thousands)		March 31, 2015 (in thousands)
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable-related party	$4,444	$4,558	$207	$207
Derivative warrant liability	2,018	2,018	1,688	1,688
Sale of intellectual property liability	131	184	145	208
Total	$6,593	$6,760	$2,040	$2,103

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Direct-to-consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $5,000 and $10,000 at September 30, 2015 and March 31, 2015, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of September 30, 2015 and March 31, 2015, the balance in this reserve account was $65,000 and $214,000, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct- to-consumer catalogues, and related direct- to-consumer advertising costs, in accordance with ASC 340-20 Capitalized Advertising Costs.  As prescribed by ASC 340-20-25, direct- to-consumer advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

Advertising expense for the three and six months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, (in thousands)		Six Months Ended September 30, (in thousands)
	2015	2014	2015	2014
Direct-to-consumer	$61	$63	$198	$168
Retail	95	5	96	13
Other	11	-	24	18
Total advertising expense	$167	$68	$318	$199

As of September 30, 2015 and March 31, 2015, the Company deferred $5,000 and $48,000, respectively, related to such media and advertising costs which include the catalogue cost described above.  The costs are included in the prepaid expenses and other line of the condensed balance sheets.

Inventory

Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or market.  When the Company is the manufacturer are raw materials, labor, and manufacturing overhead are included in inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ASC 330 Inventory Pricing.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.

	September 30,	March 31,
	2015 (in thousands)	2015 (in thousands)
Finished goods	$3,231	$1,919
Raw materials	931	684
	$4,162	$2,603

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2015 and March 31, 2015, the Company had reserved $267,000 for inventory obsolescence.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following; (i) a product is shipped under an agreement with a customer; (ii) the risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of September 30, 2015 and March 31, 2015, the Company had accrued $42,000 and $110,000, respectively, as its estimate for the foregoing deductions and allowances.  These expenses are included in the accrued expenses line of the condensed balance sheets.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $101,000 and $58,000 as of September 30, 2015 and March 31, 2015, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of September 30, 2015 and March 31, 2015, the Company has recorded a reserve for customer returns of $29,000 and $119,000, respectively.

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

In August 2015, the FASB issued ASU 2015-14 which updated (to defer the effective date by one year) previously issued ASU 2014-09, "Revenue from Contracts with Customers," which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted.  We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

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

As of September 30, 2015 and March 31, 2015, the outstanding balance of the Company’s notes payable and debt, including accrued interest, is as follows:

	September 30, 2015 (in thousands)	March 31, 2015 (in thousands)
Notes payable-related party	$4,558	$207
Derivative warrant liability (see Note 4)	2,018	1,688
Sale of intellectual property liability (see Note 4)	184	208
Total debt	6,760	2,103
Less notes payable and current portion – long term debt	6,760	2,103
Long Term Debt	$-	$-

Scotts Miracle-Gro Term Loan

On July 6, 2015, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds were made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million beginning in July, August, and September of 2015, respectively, with a due date of April 15, 2016.  The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum, but will be paid in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (which was previously issued to Scotts Miracle-Gro in April 2013).  The accrued and unpaid interest on the Term Loan is due and payable within thirty (30) days after the Interest Payment Trigger Date (as defined in the Term Loan Agreement).  The Term Loan may be prepaid from time to time, in whole or in part, in an amount greater than or equal to $25,000, without penalty or premium.  Amounts repaid or prepaid in respect of the Term Loan may not be reborrowed.  The Term Loan Agreement has been filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 10, 2015.  As of September 30, 2015, the outstanding balance of the Term Loan, including accrued interest, was $4.6 million and we were current and in compliance with all terms and conditions.

Liabilities Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock and a warrant to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has classified the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The valuation techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 4.  As of September 30, 2015 and March 31, 2015, the estimated fair value of the warrant was $2.0 million and $1.7 million, respectively.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of September 30, 2015 and March 31, 2015, $184,000 and $208,000, respectively, was recorded as a liability on the condensed balance sheets.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to Main Power who was a former supplier of product.

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

The Series B Convertible Preferred Stock is convertible into 2,649,007 shares of the Company’s common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  The Series B Convertible Preferred Stock does not have a liquidation preference and is entitled to vote on an “as-converted” basis with the common stock.  The stock dividend accrues from day to day and is payable in shares of our common stock within thirty days after the end of each fiscal year end.  The stock dividend issuable is recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheet.  The corresponding charge will be recorded below net income to arrive at net income available to common shareholders.  The Series B Convertible Preferred Stock automatically converts into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Convertible Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Convertible Preferred Stock own 50.1% of the issued and the Company’s then-outstanding common stock, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Convertible Preferred Stock and such exercise of the Warrant.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $2.0 million and $1.7 million as of September 30, 2015 and March 31, 2015, respectively. The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period it is exercised or expires. The Company calculated the fair value of the Warrant during the quarter ended September 30, 2015 using a Monte Carlo simulation model.

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

5.     Equity Compensation Plans

For the three and six months ended September 30, 2015, the Company granted options to purchase 212,000 shares of common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the three and six months ended September 30, 2014, the Company granted options to purchase 93,000 shares of common stock under the 2005 Plan.

During the three and six months ended September 30, 2015, no options to purchase shares of common stock were cancelled or expired.  During the three and six months ended September 30 2015, no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three and six months ended September 30, 2014, options to purchase 2,000 shares of common stock were cancelled or expired.  During the three and six months ended September 30, 2014, we issued 16,000 and 17,000 shares of common stock, respectively,  upon exercise of outstanding stock options under the 2005 Plan.

As of September 30, 2015, unvested options to purchase an aggregate of 224,000 shares of the Company’s common stock were outstanding.  The Company will incur up to $272,000 of compensation expense in future periods if these options fully vest.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2015 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Exercise price range	Options (in thousands)	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price	Aggregate Intrinsic Value (in thousands)	Options (in thousands)	Weighted-average Remaining Contractual Life (years)	Weighted- average Exercise Price	Aggregate Intrinsic Value (in thousands)
$1.01	79	2.36	$1.01		79	2.36	$1.01
$1.10	50	2.50	$1.10		50	2.50	$1.10
$1.21	50	2.50	$1.21		50	2.50	$1.21
$1.55	212	4.88	$1.55		21	4.88	$1.55
$2.20	162	2.95	$2.20		162	2.95	$2.20
$2.42	10	3.02	$2.42		10	3.02	$2.42
$5.31	93	3.85	$5.31		60	3.85	$5.31
	656	3.57	$2.13	$39	432	2.96	$2.15	$39

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was September 30, 2015.

6.     Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2015 and March 31, 2015, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.     Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2015, as filed with the SEC on June 29, 2015 for a detailed discussion of related party transactions.

On July 6, 2015, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  Interest is charged at the stated rate of 10% per annum, but will be paid in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (which was previously issued to Scotts Miracle-Gro in April 2013).  The accrued and unpaid interest on the Term Loan is due and payable within thirty (30) days after the Interest Payment Trigger Date (as defined in the Term Loan Agreement).  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” above.

8.     Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2015 through September 30, 2015 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2015	567	$9.38	$45
Granted	-	-
Exercised	-	-
Expired	(123)	20.00
Outstanding, September 30, 2015	444	$6.45	$-

As of September 30, 2015, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (Years)
50	$2.10	3.02
394	$7.00	1.53
444	$6.45	1.70

Preferred Stock and Preferred Stock Warrants

As discussed in Note 4, the Company also issued a warrant that entitles, but does not obligate Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value.  The warrant liability will be re-measured to fair value at the end of each reporting period until it is exercised or expires.  The tables above exclude the warrant issued to Scotts Miracle-Gro because the warrant is not issuable in any certain number of shares as discussed above.

As described in Note 4 above, on April 22, 2013 the Company issued 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  As of September 30, 2015, based on the number of shares issuable to Scotts Miracle-Gro the Company has accrued $139,000 for the stock dividend.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 4 – Scotts Miracle-Gro Transaction” above.

9.     Subsequent Events

On October 30, 2015, the Company exercised the final draw of $1.5 million on the Term Loan Agreement entered into on July 6, 2015, in the principal amount of up to $6.0 million, with Scotts Miracle-Gro.  As disclosed in Note 3 above, the proceeds were made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million beginning in July, August, and September of 2015, respectively, with a due date of April 15, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2015 and September 30, 2014.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2015.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

On July 6, 2015, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro. The proceeds were made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million beginning in July, August, and September of 2015, respectively, with a due date of April 15, 2016.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum, but will be paid in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Stock, (which was previously issued to Scotts Miracle-Gro in April 2013) up to 30 days after the date the Term Loan is paid in full.  The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.   See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

Results of Operations

Three Months Ended September 30, 2015 and September 30, 2014

Summary Overview
For the three months ended September 30, 2015, total revenue of $1.1 million decreased 36.1%, or $616,000, relative to the same period in the prior year.  The decrease was primarily due to over $500,000 of in-store retail channel sales for tests that were not repeated this year.  This was offset by a $109,000 or 30.4% increase in sales at Amazon.com and other online retailers, consistent with our current strategy to build through online retailers while refocusing in-store tests, primarily in the culinary channel.  In addition, we shipped over $1.3 million in future revenue to QVC during the September quarter, but this revenue was not able to be recognized in the quarter on a GAAP basis due to return provisions in the agreement.  We anticipate that quarterly sales results during the first six months of our fiscal year (April-September), may continue to be inconsistent as the company tests various retail channel strategies in an effort to optimize sales and profitability throughout the year.  Sales in our direct-to-consumer channel also decreased 26.2%, or $200,000, primarily due to our increased presence on Amazon.com and other select online retail distribution channels.  In addition, we curtailed our aggressive price strategy during our slow summer season in an effort to re-establish higher prices in the marketplace.  Finally, we continue to experience an anticipated decline in sales of replacement compact fluorescent grow bulbs as our LED products become more popular.

For the three months ended September 30, 2015, AeroGarden sales decreased by 55.1% from the prior year period due to the large AeroGarden retail sale in the prior year period that was not repeated in the current year.  The prior year sales were load in amounts for those retailers that carried the items in-store during the holiday season. Seed pod kit and accessory sales increased by 19.5% over prior year period as our established base of AeroGardeners continues to grow.  AeroGarden sales represented 49.7% of total revenue, as compared to 70.7% in the prior year period.  This percentage decrease, on a product line basis, was attributable to sales to newly acquired retail accounts in the period year period which were not repeated in the current year period.  Seed pod kit and accessory sales increased as a percent of the total to 56.0% from 29.9% due to the increased consumer base of AeroGarden users as well as the decrease in gardens this quarter.

During the three months ended September 30, 2015, we spent $167,000 in advertising expenditures, a $99,000 or 147.2% year-over-year increase compared to the same period ended September 30, 2014. This was primarily due to a $95,000 expenditure with Amazon.com in support of their Prime Day program in July 2015.  The advertising expenditures were divided as follows:

•
Direct-to-consumer advertising decreased $2,000 to $61,000 during the three months ended September 30, 2015, primarily reflecting a reallocation of spending on pay-per-click and digital display advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales generated per dollar of related advertising expense continued to be strong, although the ratio decreased 24.1% to $9.26 for the three months ended September 30, 2015, as compared to $12.19 for the same period in Fiscal 2015.

•	Retail advertising increased to $95,000 from $5,000 for the three months ended September 30, 2015 and September 30, 2014, respectively, as we incurred promotional programs with Amazon.com.

•	In addition, during the quarter some of our marketing expenditures were in support of advertising and promotional initiatives that are designed to promote the fall and holiday sales season.

Our gross margin for the three months ended September 30, 2015 was 30.2%, down from 36.5% in the prior year period.  During the quarter we experienced lower margins due to one-time costs in our fulfillment process associated with product improvements as we readied some existing products for sale in the coming holiday season.

In aggregate, our total operating expenses increased 24.2% or $267,000 year-over-year, principally to support new product introductions and anticipated future growth.  Gross spending increased in the following areas:

•	A $99,000 increase in advertising for promotional programs with Amazon.com to further drive product awareness;
•	A $56,000 increase in sales and marketing personnel to promote the retail sales channel;
•	An $18,000 increase in market research as we drive to understand purchase intent in our customer and prospect bases;
•	A $23,000 increase in travel in support of considerable new product development and numerous marketing initiatives, namely market research and consumer advertising; and
•
A $63,000 increase in a variety of other areas including depreciation expense on new tooling from products introduced in the prior year, courier expense on new product prototypes, legal fees and new product testing and certification.

As a result of efforts to prepare for growth combined with lower revenue due to timing of load-in orders, our operating loss was $1.0 million for the three months ended September 30, 2015, as compared to an operating loss of $481,000 in the prior year period.

Other income and expense for the three months ended September 30, 2015 totaled to a net other expense of $124,000, as compared to net other expense of $26,000 in the prior year period.  The net other expense in the current period includes $66,000 of non-cash expense relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.  For the three months ended September 30, 2014, net other expense included $11,000 of non-cash income relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

The net loss for the three months ended September 30, 2015 declined to $1.2 million, as compared to the $507,000 net loss in the prior year.  The increased net loss is due to lower overall sales, which are a result not repeating a prior year sales promotion to large retailers and an increase in current year operating expenses to meet current and future demand.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2015 and the three months ended September 30, 2014:

	Three Months Ended September 30,
	2015	2014
Net revenue
Direct-to-consumer	51.7%	44.8%
Retail	48.3%	54.5%
International	0.0%	0.7%
Total net revenue	100.0%	100.0%

Cost of revenue	69.8%	63.5%
Gross profit	30.2%	36.5%

Operating expenses
Research and development	13.1%	6.8%
Sales and marketing	61.2%	28.3%
General and administrative	51.5%	29.6%
Total operating expenses	125.8%	64.7%
Loss from operations	(95.6)%	(28.2)%

Revenue
For the three months ended September 30, 2015, revenue totaled $1.1 million, a year-over-year decrease of 36.1% or $616,000, from the three months ended September 30, 2014.

	Three Months Ended September 30, (in thousands)
Net Revenue	2015	2014
Direct-to-consumer	$564	$764
Retail	527	930
International	-	13
Total	$1,091	$1,707

Direct-to-consumer sales for the three months ended September 30, 2015 totaled $564,000, down $200,000 or 26.2%, from the prior year period.  The decrease in sales to direct-to-consumer channels was caused by competition with our online retail partners as we continue to support the retail online sales models and our decision not to discount sales prices in our traditional slow season.  Additionally, as our AeroGardens with LED lighting systems continue to grow in popularity, our sales of certain accessories, such as light bulbs, will decline.

Sales to retailer customers for the three months ended September 30, 2015 totaled $527,000, down $403,000 from the prior-year period, principally reflecting prior year sales to newly acquired retail accounts that were not repeated in the current year, and partially offset by growth in the existing Amazon.com and Costco.com accounts.  The prior year sales included load-in sales for those retailers that carried the items in-store during the holiday season.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2015 and September 30, 2014 is as follows:

	Three Months Ended September 30, (in thousands)
	2015	2014
Product Revenue
AeroGardens	$542	$1,207
Seed pod kits and accessories	611	511
Other	(62)	(11)
Total	$1,091	$1,707
% of Total Revenue
AeroGardens	49.7%	70.7%
Seed pod kits and accessories	56.0%	29.9%
Other	(5.7)%	(0.6)%
Total	100.0%	100.0%

AeroGarden sales decreased $665,000, or 55.1%, from the prior year period, reflecting decreased retail channel sales as we did not repeat a prior year sales promotion to larger retailers during the period ended September 30, 2015 and decreased sales of AeroGardens in our Direct-to-Consumer channel based on our decision not to discount sales prices in our traditional slow season.  The increase in seed pod kit and accessory sales, from $511,000 to $611,000, principally reflects the increase in our established base of AeroGardens.  For the three months ended September 30, 2015, sales of seed pod kits and accessories represented 56.0% of total revenue, as compared to 29.9% in the prior year period, which is a result of not repeating an AeroGarden retail sales promotion in the prior period and the increased consumer base of AeroGardens.  Other revenue which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions decreased as a percent of the total to (5.7)% from (0.6)% in the prior year period due to lower shipping revenue as a percentage of sales and higher deductions and accruals for new retail accounts.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2015 totaled $761,000, a decrease of $322,000 from the three months ended September 30, 2014, due to decreased revenue.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 69.8% of revenue as compared to 63.5% for the quarter ended September 30, 2014.  The increase in costs as a percent of revenue reflected the increase in seed usage and scrapped inventory due to product flaws on our newly developed products.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.   As a result, retail and international sales generally have lower gross margins than direct-to-consumer sales.  The gross margin for the quarter ended September 30, 2015 was 30.2% as compared to 36.5% for the quarter ended September 30, 2014.  The decrease in our gross margin was primarily attributable to the increase in warehouse costs and some one-time charges such as rework.

Sales and Marketing
Sales and marketing costs for the three months ended September 30, 2015 totaled $668,000, as compared to $484,000 for the three months ended September 30, 2014, an increase of 38.1%, or $184,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended September 30, (in thousands)
	2015	2014
Advertising	$167	$68
Personnel	386	330
Sales commissions	(5)	3
Trade shows	8	-
Market research	16	-
Travel	42	26
Other	54	57
	$668	$484

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogue mailing and web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $167,000 for the quarter ended September 30, 2015, a year-over-year increase of 147.2%, or $99,000, due to our participation in various promotional programs to increase product awareness of our cobranded product line with the Miracle-Gro AeroGarden trade name, along with growth in our web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2015, personnel costs for sales and marketing were $386,000, up $56,000 or 17.0% from the three months ended September 30, 2014.  The increase reflected increased headcount necessary sales to retailers and through our direct-to-consumer channel, which we refer to as our “Direct Response” channel, beginning in the fall of 2015.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses increased year-over-year principally because of a market research programs, promotional items and new products that were initiated during the current year quarter.

General and Administrative
General and administrative costs for the three months ended September 30, 2015 totaled $561,000, as compared to $506,000 for the three months ended September 30, 2014, an increase of 10.9%, or $55,000.  The decrease is attributable to expenses associated with legal fees and depreciation expense.

Research and Development
Research and development costs for the quarter ended September 30, 2015 totaled $143,000, an increase of $28,000 from the quarter ended September 30, 2014.  The increase reflects the support of new product development activities, including the ongoing expenses related to shipping samples of new products, certification and testing of the LED products, as required by our retail partners.

Operating Loss and EBITDA
Our operating loss for the three months ended September 30, 2015 was $1.0 million, an increased loss of $561,000 from the operating loss of $481,000 for the three months ended September 30, 2014.  The increased loss reflected lower sales in both our retail and direct-to-consumer channels, as we strategically decided to focus on specific retail partners, along with higher operating expenses, as discussed in greater detail above.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating profit or loss, excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro intellectual property royalty and branding license, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA loss for the quarter ended September 30, 2015 totaled $822,000, which was $571,000 less favorable than the $251,000 Adjusted EBITDA loss recorded during the prior year quarter.

	Three Months Ended September 30, (in thousands)
	2015	2014
Loss from operations	$(1,042)	$(481)
Add back non-cash items:
Depreciation	99	61
Amortization	-	-
Stock based compensation	83	83
Common stock warrant expense	-	18
Scott’s Miracle-Gro intellectual property royalty and branding license	38	68
Total non-cash items	220	230
Adjusted EBITDA	$(822)	$(251)

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

Net Loss
For the three months ended September 30, 2015, we recorded a net loss of $1.2 million as compared to a net loss of $507,000 for the three months ended September 30, 2014.

Six Months Ended September 30, 2015 and September 30, 2014

Summary Overview
For the six months ended September 30, 2015, total revenue of $2.7 million was down 21.5%, or $730,000, relative to the same period in the prior year.  The decrease was primarily due to over $800,000 of in-store retail channel sales for tests that were not repeated this year.  This was offset by a $427,000, or 73.8%, increase in sales at Amazon.com and other online retailers, consistent with our current strategy to build through online retailers while refocusing in-store tests, primarily in the culinary channel.  In addition, we shipped over $1.3 million in future revenue to QVC during the September quarter, but this revenue was not able to be recognized in the quarter on a GAAP basis due to return provisions in the agreement.  We anticipate that quarterly sales results during the first six months of our fiscal year (April-September), may continue to be inconsistent as we test various retail channel strategies in an effort to optimize sales and profitability throughout the year.  Sales in our direct-to-consumer channels decreased, by 15.5%, or $281,000, primarily due to our increased presence on Amazon.com and other select online retail distribution channels.  In addition, we curtailed our aggressive price strategy during our slow summer season in an effort to re-establish higher prices in the marketplace.  Finally, we continue to experience in anticipated decline in sales of replacement compact fluorescent grow bulbs as our LED products become more popular.

For the six months ended September 30, 2015, AeroGarden sales decreased by 29.1% from the prior year period and seed pod kit and accessory sales increased by 2.3% over prior year period.  AeroGarden sales represented 59.2% of total revenue, as compared to 65.5% in the prior year period.  This percentage decrease, on a product line basis, was attributable to not repeating retail a significant sale in the current year period as was done in the prior year period.  Seed pod kit and accessory sales increased as a percent of the total to 43.5% from 33.4% in the prior year period as a result of the growth in higher AeroGarden sales in the prior periods.

During the six months ended September 30, 2015, we spent $308,000 in advertising expenditures, a year-over-year increase of $109,000, or 55.2%, compared to the same period ended September 30, 2014. This increase was primarily due to a $95,000 expenditure with Amazon.com in support of their Prime Day program in July 2015.  These expenditures were divided as follows:

•
Direct-to-consumer advertising increased $30,000 to $198,000 during the six months ended September 30, 2015, primarily reflecting increased spending on pay-per-click and digital display advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense decreased to $7.70 for the six months ended September 30, 2015, as compared to $10.78 for the same period in Fiscal 2015.

•	Retail advertising increased to $96,000 from $13,000 for the six months ended September 30, 2015 and September 30, 2014, respectively for various promotional programs with Amazon.com.

•	In addition, during the six-month period some of our marketing expenditures were in support of advertising and promotional initiatives that will benefit the fall and holiday selling season.

Our gross margin for the six months ended September 30, 2015, was 30.5%, down from 34.3% in the prior year period.    In addition, we experienced one-time charges from rework and warranty expenses.  We anticipated these low margins and believe they will be temporary as we engage new manufacturers with lower unit costs.  We also increased our warranty reserves in support of significantly higher AeroGarden sales over the last year, correlating to our warranty of AeroGardens as one-time costs in our fulfillment process associated with product improvements as we readied some existing products for sale in the coming holiday season.

In aggregate, our total operating expenses increased 23.2%, or $530,000, year-over-year, principally to support new product introductions and anticipated growth.  Gross spending increased in the following areas:

•	A $110,000 increase in advertising for promotional programs with Amazon.com to further drive product awareness;
•	A $120,000 increase in sales and marketing personnel to promote the retail sales channel;
•	A $62,000 increase in market research as we drive to understand purchase intent in our customer and prospect base;
•	A $48,000 increase in travel as we are preparing for the upcoming peak selling season; and
•
A $140,000 increase in a variety of other areas including depreciation expense on new tooling from products introduced in the prior year, legal fees, courier expenses on new products and testing and certification.

As a result of efforts to prepare for growth, our operating loss was $2.0 million for the six months ended September 30, 2015, as compared to an operating loss of $1.1 million in the prior year period.

Our operating loss increased $882,000 to $2.0 million for the six months ended September 30, 2015, from $1.1 million in the prior year period, primarily as a result of efforts to drive higher sales.  The first six months of the year are our seasonally slowest sales period by a significant margin, and the loss is consistent with our internal projections during our slower selling months.

Other income and expense for the six months ended September 30, 2015 totaled to a net other expense of $388,000, as compared to net other expense of $247,000 in the prior year period.  The net other expense in the current year period includes $330,000 of non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.  The net other expense in the prior year period included a fair value revaluation of the warrant of $212,000.

The net loss for the six months ended September 30, 2015 was $2.4 million, as compared to the $1.4 million loss in the prior year.  The net loss reflected the increased operating expenses and decreased margins due to sales into the retail channel and an increase in advertising dollars spent.  The increased net loss is due to lower overall sales, which are a result of sales promotions offered to retail outlets in the prior year period that were not repeated in the current year period and an increase in operating expenses to meet current and future demand.

The following table sets forth, as a percentage of sales, our financial results for the six months ended September 30, 2015, and the six months ended September 30, 2014:

	Six Months Ended September 30,
	2015	2014
Net revenue
Direct-to-consumer	57.4%	53.3%
Retail	42.6%	46.0%
International	0.0%	0.7%
Total net revenue	100.0%	100.0%

Cost of revenue	69.5%	65.7%
Gross profit	30.5%	34.3%

Operating expenses
Research and development	10.3%	5.8%
Sales and marketing	48.9%	30.3%
General and administrative	46.4%	31.2%
Total operating expenses	105.6%	67.3%
Loss from operations	(75.1)%	(33.0)%

Revenue
For the six months ended September 30, 2015, revenue totaled $2.7 million, a year-over-year decrease of 21.5% or $730,000, from the six months ended September 30, 2014.

	Six Months Ended September 30, (in thousands)
Net Revenue	2015	2014
Direct-to-consumer	$1,526	$1,807
Retail	1,134	1,560
International	-	23
Total	$2,660	$3,390

Direct-to-consumer sales for the six months ended September 30, 2015, totaled $1.5 million, down $281,000 or 15.5%, from the prior year period. The decrease in sales to direct-to-consumer channels was caused by the competition with our online retail partners as we continue to support the retail online sales models.  Additionally, as our AeroGardens with LED lighting systems continue to grow in popularity, our sales of certain accessories, such as light bulbs, will decline.

Sales to retailer customers for the six months ended September 30, 2015, totaled $1.1 million, down $426,000, or 27.3%, from the prior-year period, principally reflecting prior year sales to newly acquired retail accounts that were not repeated in the current year, partially offset by growth in the existing Amazon.com and Costco.com accounts.

International sales for the six months ended September 30, 2015, totaled zero, a decline of $23,000.  Sales in both periods principally reflect the timing of reorders from existing international distributors, as well as our continued focus on building the North American retail market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the six months ended September 30, 2015 and September 30, 2014 is as follows:

	Six Months Ended September 30,
	2015	2014
Product Revenue	(in thousands)	(in thousands)
AeroGardens	$1,574	$2,220
Seed pod kits and accessories	1,158	1,132
Other	(72)	38
Total	$2,660	$3,390
% of Total Revenue
AeroGardens	59.2%	65.5%
Seed pod kits and accessories	43.5%	33.4%
Other	(2.7)%	1.1%
Total	100.0%	100.0%

AeroGarden sales decreased $646,000, or 29.1%, from the prior year period, reflecting decreased retail channel sales and decreased sales of gardens in our direct-to-consumer channel.  The increase in seed pod kit and accessory sales, which increased by $26,000, or 2.3%, principally reflects the increase in our established base of AeroGardens.  For the six months ended September 30, 2015, sales of seed pod kits and accessories represented 43.5% of total revenue, as compared to 33.4% in the prior year period.  The increase is due to not repeating a significant AeroGarden retail sales promotions in the prior year.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of the total to (2.7)% from 1.1% in the prior year period due to lower shipping revenue as a percentage of sales and higher deductions and accruals for new retail accounts.

Cost of Revenue
Cost of revenue for the six months ended September 30, 2015, totaled $1.8 million, a decrease of $378,000, from the six months ended September 30, 2014, due to decreased revenues.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 69.5% of revenue as compared to 65.7% for the six months ended September 30, 2014.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.   As a result, retail and international sales generally have lower gross margins than direct-to-consumer sales.  The gross margin for the six months ended September 30, 2015, was 30.5% as compared to 34.3% for the six months ended September 30, 2014.  The decrease in our gross margin was primarily attributable to the increased percentage of sales to retailers, the additional costs of establishing new manufacturers into the supply chain and one-time costs in our fulfillment process associated with product improvements as we readied some existing products for sale in the coming holiday season.  We anticipated these low margins and believe they will be temporary because we have brought new manufacturers on-line that have provided us with lower unit costs.

Sales and Marketing
Sales and marketing costs for the six months ended September 30, 2015, totaled $1.3 million, as compared to $1.0 million for the six months ended September 30, 2014, an increase of 26.8%, or $275,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Six Months Ended September 30, (in thousands)
	2015	2014
Advertising	$308	$199
Personnel	761	641
Sales commissions	7	7
Trade shows	8	-
Market research	34	-
Travel	80	55
Other	103	124
	$1,301	$1,026

Advertising expense totaled $308,000 for the six months ended September 30, 2015, a year-over-year increase of 55.2%, or $109,000, because we continued to participate in various promotional programs to increase product awareness of our cobranded product line with the Miracle-Gro AeroGarden trade name, along with growth in our web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the six months ended September 30, 2015, personnel costs for sales and marketing were $761,000, up from $641,000 for the six months ended September 30, 2014, an increase of 18.7%.  The increase reflected increased headcount necessary to drive what we anticipate will be increased sales to retailers and through our Direct Response channel beginning in the fall of 2015.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses increased year-over-year because of increases in a variety of spending categories, including more focused market research and travel costs.

General and Administrative
General and administrative costs for the six months ended September 30, 2015, totaled $1.2 million, as compared to $1.1 million for the six months ended September 30, 2014, an increase of 16.9%, or $179,000.  The increase is attributable to expenses associated with legal fees, IT troubleshooting contracted services and additional depreciation expense for the new fixed assets at our new manufacturers.

Research and Development
Research and development costs for the six months ended September 30, 2015, totaled $274,000, an increase of 38.5%, or $76,000, from the six months ended September 30, 2014.  The increase reflects the support of new product development activities, including the ongoing courier expenses related to shipping new products from the manufacturer to the headquarters and ongoing certification and testing of the LED products introduced in the prior year and the support of new product development activities.

Operating Loss and EBITDA
Our operating loss for the six months ended September 30, 2015, was $2.0 million, an increase of $882,000 from the operating loss of $1.1 million for the six months ended September 30, 2014.  The increased operating loss was attributable to operating expenses to support current and future growth in both the retail distribution and direct-to consumer channels.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss, excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro intellectual property royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA loss for the six months ended September 30, 2015, totaled $1.5 million, which was an $836,000 decline over the $704,000 Adjusted EBITDA loss recognized during the prior year period.

	Six Months Ended September 30, (in thousands)
	2015	2014
Loss from operations	$(1,999)	$(1,117)
Add back non-cash items:
Depreciation	179	105
Amortization	-	-
Stock based compensation	157	136
Common stock warrant expense	-	37
Scott’s Miracle-Gro intellectual property royalty and branding license	123	135
Total non-cash items	459	413
Adjusted EBITDA	$(1,540)	$(704)

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

Net Loss
The net loss for the six months ended September 30, 2015 was $2.4 million, as compared to $1.4 million net loss in the prior–year period as discussed above.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $2.7 million for the six months ended September 30, 2015, as compared to cash used of $2.7 million in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt (recoveries) allowances, change in fair value of the Scotts Miracle-Gro warrant liability and non-cash compensation expense, totaled to a net gain of $760,000 for the six months ended September 30, 2015, as compared to a net gain of $599,000 in the prior year period.  The increase principally reflected non-cash charges arising from the change in fair value on the derivative warrant liability, depreciation and non-cash compensation expenses.

Changes in current assets used net cash of $1.7 million during the six months ended September 30, 2015, principally from increases in inventory and in prepaid assets related to the deposits and purchases of cobranded AeroGardens as we ramp up for our peak sales season, which historically begins in the third fiscal quarter.

As of September 30, 2015, the total inventory balance was $4.2 million, representing approximately 127 days of sales activity, and 503 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended September 30, 2015, respectively.  The days in inventory calculation based on the three months of sales activity can vary greatly due to the seasonality of our sales, which are at a seasonal low during the quarter ended September 30.

Current operating liabilities increased $663,000 during the six months ended September 30, 2015, principally because of an increase in accounts payable.  Accounts payable as of September 30, 2015, totaled $1.7 million, representing approximately 33 days of daily expense activity, and 73 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended September 30, 2015, respectively.

Net investment activity used $406,000 of cash in the current year period, principally because of the purchases of equipment as we change our supply manufacturers and introduce new products.

Net financing activity provided net cash of $4.5 million during the six months ended September 30, 2015, principally due the Term Loan agreement with Scotts Miracle-Gro.

As of September 30, 2015, we had a cash balance of $2.4 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $1.0 million as of March 31, 2015, of which $15,000 was restricted.  The increase in cash is primarily attributable to the Term Loan agreement with Scotts Miracle-Gro and the timing of inventory purchases as we prepare for the peak selling season.

As of September 30, 2015 and March 31, 2015, the outstanding balance of our notes payable and debt, including accrued interest, was as follows:

	September 30,	March 31,
	2015	2015
Notes payable-related party	$4,558	$207
Derivative warrant liability (see Note 4)	2,018	1,688
Sale of intellectual property liability (see Note 4)	184	208
Total debt	6,760	2,103
Less notes payable and current portion – long term debt	6,760	2,103
Long Term Debt	$-	$-

Cash Requirements

We generally require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $2.4 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of September 30, 2015,
•	our cash of $1.8 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of November 3, 2015,
•	continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan of up to $6.0 million from Scotts Miracle-Gro,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of our direct-to-consumer sales initiatives, and the acceptance of the product at our various retail distribution customers.

On July 6, 2015, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million beginning in July, August, and September of 2015, respectively, with a due date of April 15, 2016.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum, but will be paid in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan is paid in full.  The funding will provide general working capital and was used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The first advance of $2.0 million, as noted above was borrowed in July 2015, followed by an additional $2.5 million in September and an additional $1.5 million in October.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2015.

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
10.1
Term Loan and Security Agreement by and among the Company and SMG Growing Media, Inc. dated July 6, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 10, 2015)

10.2*	Amendment to Brand License Agreement
10.3*	Brand License Agreement Additional Territory Term Sheet
10.4*	Amendment to Technology License Agreement
10.5*	Technology License Agreement Territory Term Sheet
10.6*	Amendment to Warrant to Purchase Shares of Common Stock
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: November 9, 2015	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 9, 2015	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)