Form 10-Q
period 2015-12-31
AeroGrow International, Inc.
filed 2016-02-11
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of February 4, 2016:  7,499,966

AeroGrow International, Inc.

FORM 10-Q REPORT
December 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2015	March 31, 2015
(in thousands, except share and per share data) ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$2,741	$1,015
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $61 and $10 at December 31, 2015 and March 31, 2015, respectively	6,050	1,300
Other receivables	159	214
Inventory	4,774	2,603
Prepaid expenses and other	432	144
Total current assets	14,171	5,291
Property and equipment, net of accumulated depreciation of $3,560 and $3,284 at December 31, 2015 and March 31, 2015, respectively	711	525
Other assets
Deposits and intangible assets	158	158
Total assets	$15,040	$5,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,803	$1,641
Accrued expenses	1,900	817
Customer deposits	913	30
Notes payable – related party	6,197	207
Derivative warrant liability	470	1,688
Debt associated with sale of intellectual property	172	208
Total current liabilities	12,455	4,591
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 issued and outstanding at December 31, 2015 and March 31, 2015	3	3
Common stock, $.001 par value, 750,000,000 shares authorized, 7,499,966 and 6,563,518 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	7	6
Additional paid-in capital	84,069	82,101
Stock to be distributed for Scotts Miracle-Gro transactions	824	1,715
Accumulated deficit	(82,318)	(82,442)
Total stockholders' equity	2,585	1,383
Total liabilities and stockholders' equity	$15,040	$5,974

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
(in thousands, except per share data)	2015	2014	2015	2014
Net revenue	$11,892	$10,980	$14,552	$14,370
Cost of revenue	7,413	7,635	9,262	9,862
Gross profit	4,479	3,345	5,290	4,508

Operating expenses
Research and development	121	83	394	280
Sales and marketing	2,793	1,724	4,093	2,750
General and administrative	705	624	1,941	1,680
Total operating expenses	3,619	2,431	6,428	4,710

Profit (loss) from operations	860	914	(1,138)	(202)

Other income (expense), net
Fair value changes in derivative warrant liability	1,549	373	1,218	160
Interest expense	-	-	-	-
Interest expense – related party	(139)	(106)	(197)	(143)
Other income (expense), net	8	(1)	8	1
Total other income (expense), net	1,418	266	1,029	18

Net income (loss)	$2,278	$1,180	$(109)	$(184)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	(507)	(153)	891	(238)
Net income (loss) attributable to common shareholders	$1,771	$1,027	$782	$(422)

Net income (loss) per share, basic	$0.24	$0.16	$0.11	$(0.07)

Net income (loss) per share, diluted	$0.24	$0.15	$0.11	$(0.07)

Weighted average number of common shares outstanding, basic	7,500	6,536	7,235	6,358

Weighted average number of common shares outstanding, diluted	7,500	6,775	7,235	6,358

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31, (in thousands)
	2015	2014
Cash flows from operating activities:
Net (loss)	$(109)	$(184)
Adjustments to reconcile net (loss) to cash (used) by operations:
Issuance of common stock and options under equity compensation plans	217	224
Issuance of common stock warrants	-	36
Depreciation and amortization expense	276	181
Bad debt expense	51	45
Fair value remeasurement of derivative warrant liability	(1,218)	(160)
Accretion of debt associated with sale of intellectual property	(36)	(38)
SMG intellectual property royalty and branding license	769	692
Change in operating assets and liabilities:
(Increase) in accounts receivable	(4,801)	(4,873)
Decrease in other receivable	55	35
(Increase) in inventory	(2,171)	(2,161)
(Increase) decrease in prepaid expenses and other	(288)	87
(Increase) in deposits	-	(11)
Increase in accounts payable	1,280	1,797
Increase in accrued expenses	1,083	695
Increase in accrued interest-related party	197	143
Increase in customer deposits	883	-
(Decrease) in deferred rent	-	(2)
Net cash (used) by operating activities	(3,812)	(3,494)
Cash flows from investing activities:
Purchases of equipment	(462)	(477)
Net cash (used) by investing activities	(462)	(477)
Cash flows from financing activities:
Proceeds from notes payable – related party	6,000	4,500
Proceeds from the exercise of stock options	-	25
Net cash provided by financing activities	6,000	4,525
Net increase in cash	1,726	554
Cash, beginning of period	1,015	1,707
Cash, end of period	$2,741	$2,261

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Nine Months Ended December 31, (in thousands)
	2015	2014
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued on notes payable – related party	$207	$-
Change in fair value of SMG intellectual property royalty, branding license and shares for interest on loan	$210	$-
Change in fair value of stock dividends accrued on convertible preferred stock	$475	$238
Decrease in accrued stock to be issued due to issuance of SMG shares for intellectual property, branding license and preferred stock dividend	$887	$288

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (the “Company," “AeroGrow,” “we,” “our” or “us”) was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.   The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2015, the results of operations for the three- and nine–month periods ended December 31, 2015 and 2014, and the cash flows for the nine–month periods ended December 31, 2015 and 2014. The results of operations for the three and nine months ended December 31, 2015 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 70.5% of revenues in the fiscal year ended March 31, 2015 (“Fiscal 2015”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the nine-month period ended December 31, 2015, the Company continued to expand its distribution channel to prepare for the peak sales season.  The balance sheet as of March 31, 2015 is derived from the Company’s audited financial statements.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Employee stock options to purchase approximately 656,000 shares and warrants to purchase approximately 444,000 shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive for the three months ended December 31, 2015, and 93,000 shares of employee stock options and approximately 525,000 warrants to purchase common stock were outstanding but were not included in the computation of diluted net income for December 31, 2014.  All potentially dilutive securities outstanding have been excluded for the nine months ended December 31, 2015 and December 31, 2014 since their effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of December 31, 2015.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended December 31, 2015, one customer, Amazon.com, that represented 61.0% of the Company’s net revenue. For the three months ended December 31, 2014, three customers, Amazon.com, Wal-Mart, and Costco warehouses, represented 27.2%, 25.0% and 17.4% of the Company’s net revenue, respectively. For the nine months ended December 31, 2015, one customer, Amazon.com, that represented 57.1% of the Company’s net revenue. For the nine months ended December 31, 2014, three customers, Amazon.com, Wal-Mart, and Costco, represented 24.6%, 19.1% and 13.5% of the Company’s net revenue, respectively.

Suppliers:
For the three months ended December 31, 2015, the Company purchased inventories and other inventory-related items from one supplier totaling $4.1 million, representing 55.4%, of cost of revenue. For the three months ended December 31, 2014, the Company purchased inventories and other inventory-related items from one supplier totaling $1.7 million, representing 22.0% of cost of revenue. For the nine months ended December 31, 2015, the Company purchased inventories and other inventory-related items from one supplier totaling $6.7 million representing 72.2% of cost of revenue. For the nine months ended December 31, 2014, the Company purchased inventories and other inventory-related items from three suppliers totaling $4.5 million, $1.7 million, and $1.2 million representing 45.7%, 17.2%, and 11.7% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation, third-party labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of December 31, 2015, the Company had three customers, Amazon.com, QVC, and Bed, Bath and Beyond, that represented 49.4%, 20.2%, and 13.0% of the Company’s outstanding accounts receivable, respectively.  As of March 31, 2015, the Company had five customers, Amazon.com, Wal-Mart Stores, QVC, Costco.com and Wal-Mart.com, that represented 54.2%, 21.1%, 14.8%, 14.6% and 11.1%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

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

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2015 and March 31, 2015 due to the relatively short-term nature of these instruments.

The Company has three liabilities for which the fair value is determined by Level 3 inputs: (1) Notes payable – related party; (2) sale of intellectual property liability; and (3) derivative warrant liability.  As discussed below in Notes 3 and 4, each of these liabilities was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of December 31, 2015 and March 31, 2015, the fair value of the Company’s note payable and the sale of intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  The Company also issued a derivative warrant liability that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, would constitute 80% of the Company’s outstanding capital stock.  The Company accounts for the warrant as a liability and measures the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant is exercised or expires.  As of December 31, 2015, and March 31, 2015, the estimated fair value of the warrant was $470,000 and $1.7 million, respectively. As of December 31, 2015 and March 31, 2015, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition, except for the derivative warrant liability.  The table below summarizes the fair value and carry value of each Level 3 category liability:

	December 31, 2015 (in thousands)		March 31, 2015 (in thousands)
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable-related party	$5,865	$6,197	$207	$207
Derivative warrant liability	470	470	1,688	1,688
Sale of intellectual property liability	124	172	145	208
Total	$6,459	$6,839	$2,040	$2,103

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and direct-to-consumer. Direct-to-consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $61,000 and $10,000 at December 31, 2015 and March 31, 2015, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Vantiv, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2015 and March 31, 2015, the balance in this reserve account was $159,000 and $214,000, respectively.

Inventory

Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or market.  When the Company is the manufacturer raw materials, labor, and manufacturing overhead are included in inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ASC 330 Inventory Pricing.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.

	December 31, 2015	March 31, 2015
	(in thousands)	(in thousands)
Finished goods	$4,045	$1,919
Raw materials	729	684
	$4,774	$2,603

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2015 and March 31, 2015, the Company had reserved $285,000 and $267,000 for inventory obsolescence, respectively.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on industry experience. As of December 31, 2015 and March 31, 2015, the Company had accrued $715,000 and $110,000, respectively, as its estimate of the foregoing deductions and allowances.  These expenses are included in the accrued expenses line of the condensed balance sheets.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $118,000 and $58,000 as of December 31, 2015 and March 31, 2015, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of December 31, 2015 and March 31, 2015, the Company has recorded a reserve for customer returns of $267,000 and $119,000, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20 Reporting on Advertising Costs.  As prescribed by ASC 340-20-25, direct-to-consumer advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

Advertising expense for the three and nine months ended December 31, 2015 and December 31, 2014, were as follows:

	Three Months Ended December 31, (in thousands)		Nine Months Ended December 31, (in thousands)
	2015	2014	2015	2014
Direct-to-consumer	$354	$415	$552	$582
Retail	1,079	565	1,174	578
Brand and other	667	8	681	27
Total advertising expense	$2,100	$988	$2,408	$1,187

As of December 31, 2015 and March 31, 2015, the Company deferred $165,000 and $48,000, respectively, related to such media and advertising costs which include the catalogue cost described above and commercial production costs.  The costs are included in the prepaid expenses and other line of the condensed balance sheets.

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its financial statements.

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

In August 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", which requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or within one year after the date that the financial statements are available to be issued, when applicable. The standard is effective for annual reporting periods ending after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating this new standard, and after adoption, it will incorporate this guidance in its assessment of going concern.

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

As of December 31, 2015 and March 31, 2015, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	December 31, 2015	March 31, 2015
	(in thousands)	(in thousands)
Notes Payable –related party	$6,197	$207
Derivative warrant liability (see Note 4)	470	1,688
Sale of intellectual property liability (see Note 4)	172	208
Total debt	6,839	2,103
Less notes payable and current portion – long term debt	6,839	2,103
Long term debt	$-	$-

Scotts Miracle-Gro Term Loan

On July 6, 2015, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds were made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million beginning in July, August, and September of 2015, respectively, with a due date of April 15, 2016.  The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum, but will be paid in shares of AeroGrow common stock, valued at a price per share equal to the $1.51 conversion price of the Series B Convertible Preferred Stock (which was previously issued to Scotts Miracle-Gro in April 2013).  The accrued and unpaid interest on the Term Loan is due and payable within thirty (30) days after the Interest Payment Trigger Date (as defined in the Term Loan Agreement).  The Term Loan may be prepaid from time to time, in whole or in part, in an amount greater than or equal to $25,000, without penalty or premium.  Amounts repaid or prepaid in respect of the Term Loan may not be reborrowed.  The Term Loan Agreement has been filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 10, 2015.  As of December 31, 2015, the outstanding balance of the Term Loan, including accrued interest, was $6.2 million and we were current and in compliance with all terms and conditions.  See Note 9, Subsequent Events for a description of loan repayments after the quarter ended.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock and a warrant to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has recorded the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 4.  As of December 31, 2015 and March 31, 2015, the estimated fair value of the warrant was $470,000 and $1.7 million, respectively.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of December 31, 2015 and March 31, 2015, the Company recorded a liability of $172,000 and $208,000, respectively, as a liability on the condensed balance sheets.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) a promissory note payable to one of its principal suppliers (Main Power).

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $470,000 and $1.7 million as of December 31, 2015 and March 31, 2015, respectively. The derivative warrant liability is re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires. The Company calculated the fair value of the Warrant during the quarter ended December 31, 2015 using a Monte Carlo simulation model.

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

5.    Equity Compensation Plans

For the three months ended December 31, 2015, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the nine months ended December 31, 2015, the Company granted 212,000 options to purchase the Company’s common stock under the 2005 Plan.  For the three months ended December 31, 2014, the Company did not grant options to purchase the Company’s common stock under the 2005 Plan. For the nine months ended December 31, 2014, the Company granted options to purchase 93,000 shares of the Company’s common stock under the 2005 Plan.

During the three months ended December 31, 2015, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended December 31, 2014, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

During the nine months ended December 31, 2015, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the nine months ended December 31, 2014, options to purchase 2,000 shares of common stock were cancelled or expired, and 17,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of December 31, 2015, the Company had granted options to purchase 183,000 shares of the Company’s common stock that are unvested and that will result in $212,000 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2015 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-	Aggregate		average	Weighted-	Aggregate
		Remaining	average	Intrinsic		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)	(in thousands)	Life (years)	Price	(in thousands)
$1.01	79	2.11	$1.01		79	2.11	$1.01
$1.10	50	2.25	$1.10		50	2.25	$1.10
$1.21	50	2.25	$1.21		50	2.25	$1.21
$1.55	212	4.63	$1.55		52	4.63	$1.55
$2.20	162	2.70	$2.20		162	2.70	$2.20
$2.42	10	2.77	$2.42		10	2.77	$2.42
$5.31	93	3.60	$5.31		70	3.60	$5.31
	656	3.32	$2.13	$-	473	2.86	$2.18	$-

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was December 31, 2015.

6.    Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of December 31, 2015 and March 31, 2015, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2015, as filed with the SEC on June 29, 2015 for a detailed discussion of related party transactions.

On July 6, 2015, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  Interest is charged at the stated rate of 10% per annum, but will be paid in shares of AeroGrow common stock, valued at a price per share equal to the $1.51 conversion price of the Series B Convertible Preferred Stock (which was previously issued to Scotts Miracle-Gro in April 2013).  The accrued and unpaid interest on the Term Loan is due and payable within thirty (30) days after the Interest Payment Trigger Date (as defined in the Term Loan Agreement).  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” above.

8.    Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2015 through December 31, 2015 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2015	567	$9.38	$45
Granted	-	-
Exercised	-	-
Expired	(123)	20.00
Outstanding, December 31, 2015	444	$6.45	$-

As of December 31, 2015, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (years)
50	$2.10	2.77
394	$7.00	1.28
444	$6.45	1.45

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

As described in Note 4 above, on April 22, 2013 the Company issued 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  As of December 31, 2015, based on the number of shares issuable to Scotts Miracle-Gro the Company has accrued $160,000 for the stock dividend.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 4 – Scotts Miracle-Gro Transaction” above.

9.    Subsequent Events

In January 2016, the Company completed aggregate payments of $2.0 million to Scotts Miracle-Gro for payment on the July 2015 Term Loan Agreement as discussed above.  The remaining balance owed on the Term Loan Agreement is $4.2 million, including accrued interest of $197,000, of which interest will be paid in shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2015 and December 31, 2014.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended December 31, 2015 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2015.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

Overview

AeroGrow International, Inc. was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced initial production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including online retail distribution, in-store retail distribution, catalogue and direct-to-consumer sales primarily in the United States and Canada as well as selected countries in Europe, Asia and Australia.

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

On July 6, 2015, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro. The proceeds were made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million beginning in July, August, and September of 2015, respectively, with a due date of April 15, 2016.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum, but will be paid in shares of AeroGrow common stock, valued at a price per share equal to the $1.51 conversion price of the Series B Preferred Stock, (which was previously issued to Scotts Miracle-Gro in April 2013) up to 30 days after the date the Term Loan is paid in full.  The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.   See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” and Note 9 “Subsequent Events” to our condensed financial statements.

Results of Operations

Three Months Ended December 31, 2015 and December 31, 2014

Summary Overview
For the three months ended December 31, 2015, we generated $11.9 million of total revenue, an increase of 8.3%, or $912,000, relative to the same period in the prior year.  Retail sales increased 7.0% to $8.9 million due primarily to our increased focus on selling through web/internet channels (Amazon.com, Costco.com, etc.) and tests in the housewares channel (namely QVC and Bed Bath & Beyond).  Our success in selling to these retailers more than offset the revenue that was not repeated this year with tests at Mass retail stores (namely Home Depot, Walmart and Sam’s Club).  Sales in our Direct-to-consumer channel increased 12.2%, to $3.0 million.  This increase resulted primarily from new product offerings and generally higher pricing.  In addition, an increased level of general advertising drove sales increases in all of our channels.

For the three months ended December 31, 2015, sales of AeroGardens increased by 9.2% from the prior year period.  We recognized revenue on fewer units sold compared to the prior period Seed pod kit and accessory sales increased by 43.6% over the prior year period as our established base of AeroGardeners continues to grow. This percentage increase, on a product line basis, was attributable to increased retail and direct-to-consumer sales distribution, which tends initially to favor garden sales over seed pod kit or accessory sales, especially during the high demand holiday season.  The sales increase from the prior year period is even more impressive in that we have little risk of returns from sales that occurred this year (and we have reserved for any know risks) while last year we agreed to take back returns from certain in-store retailers that we had included in the quarter ended December 31, 2014 revenue.

One of the company’s key strategic initiatives for Fiscal 2016 has been to increase the general brand and category awareness of our products in the minds of targeted consumers.  As a result, during the three months ended December 31, 2015, we spent $2.1 million in advertising expenditures to support our direct-to-consumer and retail channels, a 112.5% year-over-year increase compared to the same period in Fiscal 2015. These expenditures included:

•
Direct-to-consumer advertising actually decreased to $354,000 from $415,000 for the three months ended December 31, 2015 and December 31, 2014, respectively.  This decrease reflects a reallocation of our advertising spending away from catalogues and toward TV and retail-specific campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $8.45 for the three months ended December 31, 2015, a 31.5% increase from $6.42 for the same period in Fiscal 2015.

•
Retail-specific advertising increased to $1.1 million from $565,000 for the three months ended December 31, 2015 and December 31, 2014, respectively, as the Company invested in driving product awareness through platforms made available by our retail (e.g. website banner ads, email blasts, targeted search campaigns, inclusion in retail catalogues, etc.).

•
Finally, in support of driving increased levels of category and brand awareness during the quarter ended December 31, 2015, we spent over $600,000 in general TV, YouTube, Face Book and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

Another key strategic initiative for Fiscal 2016 has been to increase our gross margins.  Gross margin for the three months ended December 31, 2015 was 37.7%, up from 30.5% in the prior year period. This increase was achieved through (1) lower product costs throughout our supply chain, (2) revised product pricing resulting in higher selling costs, and (3) a focus on selling to retail partners with a distribution model that allowed us to achieve higher margins.  Long term, we also believe that creating increased brand awareness through advertising will help us maintain higher prices and deliver better margins.

In aggregate, our total operating expenses increased 48.9%, or $1.2 million, year-over-year, principally to support general advertising and media in anticipation of the current quarter and future revenue growth.  Gross spending increased in the following areas:

•	$1.1 million in advertising primarily with our larger retailers and general advertising and media;

•	$97,000 in salaries and wages, benefits, and taxes as two key positions were added to the company (one of which replace an outside IT consultant); and
•	$31,000 of general expenses for depreciation and bad debt allowance.

Despite the 8.3% increase in sales and because of our increase in general advertising and media, our operating profit was $860,000 for the three months ended December 31, 2015, as compared to an operating profit of $914,000 in the prior year period.

Net other income for the three months ended December 31, 2015 totaled $1.4 million, as compared to net other income of $265,000 in the prior year period.  The net other income in the current period includes $1.5 million of non-cash income relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.  The net other income in the prior year period included $373,000 of non-cash income relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

Net income for the three months ended December 31, 2015 was $2.3 million, as compared to the $1.2 million income a year earlier.  The increase in net income reflected the non-cash income relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro and on more strategic growth with key retailers.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2015 and the three months ended December 31, 2014:

	Three Months Ended December 31, (in thousands)
	2015	2014
Net revenue
Direct-to-consumer	25.1%	24.3%
Retail	74.9%	75.7%
Total net revenue	100.0%	100.0%

Cost of revenue	62.3%	69.5%
Gross profit	37.7%	30.5%

Operating expenses
Research and development	1.0%	0.7%
Sales and marketing	23.5%	15.7%
General and administrative	5.9%	5.7%
Total operating expenses	30.4%	22.1%
Profit from operations	7.3%	8.3%

Revenue
For the three months ended December 31, 2015, revenue totaled $11.9 million, a year-over-year increase of 8.3% or $912,000, from the three months ended December 31, 2014.

	Three Months Ended December 31, (in thousands)
Net revenue	2015	2014
Direct-to-consumer	$2,990	$2,664
Retail	8,902	8,316
Total	$11,892	$10,980

Direct-to-consumer sales for the three months ended December 31, 2015 totaled $3.0 million, up $326,000, or 12.2%, from the prior year period.  The increase in sales to direct-to-consumer channels results from the increased size in our active customer database, demand for our new products (particularly AeroGardens with LED lighting systems), and increased visibility from an expanded retail and general advertising presence.

Sales to retailer customers for the three months ended December 31, 2015 totaled $8.9 million, up $586,000, or 7.0%, principally reflecting sales to the existing Amazon.com and Costco.com accounts, as well as newly acquired retail accounts such as Bed, Bath and Beyond. We spent $1.1 million in advertising dollars in the retail distribution channel, primarily to promote general brand awareness which included a broad-based campaign involving 30, 60 and 120 second television commercials and third party catalogues.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2015 and December 31, 2014 is as follows:

	Three Months Ended December 31, (in thousands)
	2015	2014
Product revenue
AeroGardens	$11,896	$10,889
Seed pod kits and accessories	1,728	1,203
Discounts, allowances and other	(1,732)	(1,112)
Total	$11,892	$10,980
% of total revenue
AeroGardens	100.0%	99.1%
Seed pod kits and accessories	14.5%	11.0%
Discounts, allowances and other	(14.5)%	(10.1)%
Total	100.0%	100.0%

AeroGarden sales increased $1.0 million, or 9.2%, from the prior year period, reflecting growth in both the retail channel sales and the direct-to-consumer channel, as we introduced several new higher-end gardens with LED lighting and focused more advertising and general awareness campaigns toward the general population, which directed sales into the retail market and the direct-to-consumer market.  The increase in seed pod kit and accessory sales of $525,000, or 43.6%, principally reflects our established base of AeroGardens. For the three months ended December 31, 2015, sales of seed pod kits and accessories represented 14.5% of total revenue, as compared to 11.0% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, increased as a percent of total revenue to (14.5)% from (10.1)% in the prior year period, primarily due to increases in revenue deductions for cooperative advertising allowances for certain retail accounts.

Cost of Revenue
Cost of revenue for the three months ended December 31, 2015 totaled $7.4 million, a decrease of $222,000, or 2.9%, from the three months ended December 31, 2014.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 62.3% of revenue, as compared to 69.5% for the quarter ended December 31, 2014.  The decrease in costs as a percent of revenue reflected increased focus on the supply chain efficiencies for product manufacturing and customer mix from higher margin retailers, as compared to last year’s strategy of offering aggressive pricing to several of our retail partners in exchange for in store promotions.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  We have begun testing selling internationally through Amazon in various countries, so this margin model may change over time.  The gross margin for the quarter ended December 31, 2015 was 37.7% as compared to 30.5% for the quarter ended December 31, 2014.  The increase in our gross margin was primarily attributable to the increased focus on the supply chain efficiencies, introduction of new high end AeroGardens with higher margins, as well as a better pricing strategy and product mix compared to the prior year.

Sales and Marketing
Sales and marketing costs for the three months ended December 31, 2015 totaled $2.8 million, as compared to $1.7 million for the three months ended December 31, 2014, an increase of 62.0%, or $1.1 million.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended December 31, (in thousands)
	2015	2014
Advertising	$2,100	$988
Personnel	445	386
Sales commissions	102	8
Trade shows	14	6
Public relations	-	99
Travel	52	43
Media production and promotional products	26	10
Other	54	184
	$2,793	$1,724

Advertising expense is composed primarily of television advertising, catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  As noted above, during the three months ended December 31, 2015, we spent $2.1 million in advertising expenditures to support our direct-to-consumer and retail channels, a 112.5% year-over-year increase compared to the same period in Fiscal 2015.  These expenditures included:  (1) Direct-to-consumer advertising (a reduction to $354,000 from $415,000 for the three months ended December 31, 2015 and December 31, 2014, respectively); (2) Retail-specific advertising increased to $1.1 million from $565,000 for the three months ended December 31, 2015 and December 31, 2014, respectively, as the Company invested in driving product awareness through platforms made available by our retail partners; and (3) we spent over $600,000 in general TV, YouTube, Face Book and other general media advertising.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2015, personnel costs for sales and marketing were $445,000, up $60,000 or 15.5% from the three months ended December 31, 2014.   The increase reflected employee promotions and increased headcount necessary to drive increased sales to retailers and through our direct-to-consumer channel.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses decreased year-over-year as a result of eliminating our public relations programs and in-store retailer displays, in comparison to the prior year, as our focus shifted to more advertising to drive product awareness.

General and Administrative
General and administrative costs for the three months ended December 31, 2015 totaled $705,000, as compared to $624,000 for the three months ended December 31, 2014, an increase of 13.0%, or $81,000. The increase is attributable to expenses associated with the addition of an IT employee which replaced a consultant, and increased depreciation expense, bad debt expense, and employee related expenses such as travel and non-cash compensation.

Research and Development
Research and development costs for the quarter ended December 31, 2015 totaled $121,000, an increase of $38,000 from the quarter ended December 31, 2014.  The increase principally reflected expenses related to design and consulting service expenses for sales displays provided to new retail related accounts.

Operating Income and EBITDA
Our operating income for the three months ended December 31, 2015 was $860,000, a decrease of $54,000 over the $914,000 operating income for the three months ended December 31, 2014, as we strategically decided to focus on specific retail partners, along with higher operating expenses such as general advertising and brand awareness, as discussed in greater detail above.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro IP royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA income for the quarter ended December 31, 2015 totaled $1.7 million, a $28,000 increase over the $1.6 million of Adjusted EBITDA income recorded during the prior year quarter.

	Three Months Ended December 31, (in thousands)
	2015	2014
Profit from operations	$860	$914
Add back non-cash items:
Depreciation	97	76
Stock based compensation	60	88
Scott’s Miracle-Gro IP royalty and branding license	646	557
Total non-cash items	803	721
Adjusted EBITDA	$1,663	$1,635

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

Net Income and Loss
For the three months ended December 31, 2015, we recorded net income of $2.3 million, a $1.1 million increase over the $1.2 million net income for the three months ended December 31, 2014.  The increase in the net income reflected the non-cash income relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro and a more focused strategic growth with key retailers offset with spending on general advertising and brand awareness.

Nine Months Ended December 31, 2015 and December 31, 2014

Summary Overview
For the nine months ended December 31, 2015, total revenue of $14.5 million was up 1.3%, or $182,000, relative to the same period in the prior year.  Retail sales increased $160,000 or 1.6% due primarily to our increased focus on selling through web/internet channels (Amazon.com, Costco.com, etc.) and tests in the housewares channel (namely QVC and Bed Bath & Beyond).  Our success in selling to these retailers more than offset the revenue that was not repeated this year with tests at Mass retail stores (namely Home Depot, Walmart and Sam’s Club).  Sales in our Direct-to-consumer channel increased 1.0%, or $45,000.  This increase resulted primarily from new product offerings and generally higher pricing.  In addition, an increased level of general advertising drove sales increases in all of our channels.

For the nine months ended December 31, 2015, sales of AeroGardens increased by 2.8% from the prior year period.  This percentage increase, on a product line basis was attributable to existing and new customers purchasing AeroGardens and introduction into newly acquired retail accounts.  Seed pod kit and accessory sales increased by 23.6% year-over-year, as our established base of AeroGardener customers continues to grow. This percentage increase, on a product line basis, was attributable to increased retail distribution, which tends initially to favor garden sales over seed pod kit or accessory sales, particularly during the high demand holiday season.  Seed pod kit and accessory gross sales decreased as a percent of the total in the prior year period due largely to the size of the increase in garden sales.  The sales increase from the prior year period is even more impressive in that we have little risk of returns from sales that occurred this year (and we have reserved for any know risks) while last year we agreed to take back returns from certain in-store retailers that we had included in the quarter ended December 31, 2014 revenue.

One of the company’s key strategic initiatives for Fiscal 2016 has been to increase the general brand and category awareness of our products in the minds of targeted consumers.  As a result, during the nine months ended December 31, 2015, we spent $2.4 million in advertising expenditures to support our direct-to-consumer and retail channels, a 102.9% year-over-year increase compared to the same period in Fiscal 2015.  These expenditures were divided as follows:

•
Direct-to-consumer advertising decreased to $552,000 from $582,000 for the nine months ended December 31, 2015 and December 31, 2014, respectively.  This decrease reflects a reallocation of our advertising spending away from catalogues and toward TV and retail-specific campaigns.  Efficiency, as measure by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $8.18 or 6.5% for the nine months ended December 31, 2015, as compared to $7.68 for the same period in Fiscal 2015.

•
Retail-specific advertising increased to $1.2 million from $578,000 for the nine months ended December 31, 2015 and December 31, 2014, respectively, as the Company invested in driving product awareness through platforms made available by our retailers (e.g. website banner ads, email blasts, targeted search campaigns, inclusion in retail catalogues, etc.).

•
Finally, other advertising related expenses increased $665,000 to $691,000 during the nine months ended December 31, 2015, we spent over $600,000 in general TV, YouTube, Face Book and other media advertising. The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

Another key strategic initiative for Fiscal 2016 has been to increase our gross margins.  Gross margin for the nine months ended December 31, 2015 was 36.4%, as compared to 31.4% during the prior year period. This increase was achieved through (1) lower product costs throughout our supply chain, (2) revised product pricing resulting in higher selling costs, and (3) a focus on selling to retail partners with a distribution model that allowed us to achieve higher margins.  Long term, we also believe that creating increased brand awareness through advertising will help us maintain higher prices and deliver better margins.

During the nine months ended December 31, 2015, we experienced higher margins associated with our strategic growth with several key retailers.  Additionally, we consolidated manufacturers which allowed economies of scale and are experiencing the benefit of new product introductions.

In aggregate, our total operating expenses increased 36.5%, or $1.7 million, year-over-year, principally to support new product introductions and general brand awareness and marketing campaigns.  Gross spending increased in the following areas:

•	$1.2 million increase in advertising primarily related to general brand awareness and marketing and promotional programs with our key retailers;

•	$180,000 increase in sales and marketing personnel through employee promotions and increased headcount in an effort to promote the retail sales channel and support customer service;

•	$48,000 increase in travel expenses as we deployed new products and new strategies for the peak holiday season;

•
$96,000 increase in a variety of other areas including depreciation expense on new tooling from products introduced in the current year, legal fees, courier expenses on new products and testing and certification.

As a result of our efforts to execute our strategy and provide general awareness of our product, our operating loss increased by $936,000 to $1.1 million for the nine months ended December 31, 2015, from $202,000 in the prior year period.

Other income for the nine months ended December 31, 2015, totaled to a net other income of $1.1 million, as compared to net other income of $18,000 in the prior year period.  The net other income in the current year period includes $1.2 million of non-cash income relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro as compared to $160,000 in the prior year.

The net loss for the nine months ended December 31, 2015, was $109,000, as compared to a $184,000 loss in the prior year principally because of significantly increased advertising and marketing campaigns offset by the non-cash revaluation of the warrant held by Scotts Miracle-Gro.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2015 and the nine months ended December 31, 2014:

	Nine Months Ended December 31,
	2015	2014
Net revenue
Direct-to-consumer	31.0%	31.1%
Retail	69.0%	68.7%
International	0.0%	0.2%
Total net revenue	100.0%	100.0%

Cost of revenue	63.6%	68.6%
Gross profit	36.4%	31.4%

Operating expenses
Research and development	2.7%	2.0%
Sales and marketing	28.1%	19.1%
General and administrative	13.4%	11.7%
Total operating expenses	44.2%	32.8%
Loss from operations	(7.8)%	(1.4)%

Revenue
For the nine months ended December 31, 2015, revenue totaled $14.6 million, a year-over-year increase of 1.3%, or $182,000, from the nine months ended December 31, 2014.

	Nine Months Ended December 31, (in thousands)
Net Revenue	2015	2014
Direct-to-consumer	$4,516	$4,471
Retail	10,036	9,876
International	-	23
Total	$14,552	$14,370

Direct-to-consumer sales for the nine months ended December 31, 2015 totaled $4.5 million, up $45,000, or 1.0%, from the prior year period.  The increase in sales to direct-to-consumer channels was the result of increased size of our active customer database, demand for our new products (particularly AeroGardens with LED lighting systems), and increased visibility from our expanded retail and general advertising presence.

Sales to retailer customers for the nine months ended December 31, 2015 totaled $10.0 million, up $160,000, or 1.6%, from the prior-year period, principally reflecting increased sales to existing Amazon.com and Costco.com accounts and a newly acquired retail account, Bed, Bath and Beyond.  We focused on strategic growth with key retailers as compared to the prior year when we offered products to big box stores without advertising support. In the prior year, we also offered aggressive pricing to several of our retail partners in exchange for in store promotions.

International sales principally reflect the timing of reorders from existing international distributors, as well as our continued focus on building the North American retail market.  As a result for the nine months ended December 31, 2015 sales were down $23,000.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these product categories for the nine months ended December 31, 2015 and December 31, 2014 is as follows:

	Nine Months Ended December 31, (in thousands)
	2015	2014
Product Revenue
AeroGardens	$13,470	$13,109
Seed pod kits and accessories	2,886	2,335
Discounts, allowances and other	(1,804)	(1,074)
Total	$14,552	$14,370
% of Total Revenue
AeroGardens	92.6%	91.2%
Seed pod kits and accessories	19.8%	16.3%
Discounts, allowances and other	(12.4)%	(7.5)%
Total	100.0%	100.0%

AeroGarden sales increased $361,000, or 2.8%, from the prior year period.  We sold fewer AeroGardens during the current period as compared to the prior year period, but at higher prices and higher margins.  Sales of seed pod kits and accessories increased $551,000, or 23.6%, reflecting an increase in direct-to-consumer sales.  For the nine months ended December 31, 2015, sales of seed pod kits and accessories represented 19.8% of total revenue, as compared to 16.3% in the prior year period.  Other revenue, which is comprised of items that are not specifically identifiable to a product, such as grow club revenue, shipping revenue, accruals and deductions which increased as a percent of the total to (12.4)% from (7.5)% in the prior year period due to increases in revenue deductions for sales allowances and discounts for retail accounts as we test the in store retail market.

Cost of Revenue
Cost of revenue for the nine months ended December 31, 2015 totaled $9.3 million, a decrease of $600,000, or 6.1%, from the nine months ended December 31, 2014.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue for the nine months ended December 31, 2015, represented 63.6% of revenue, as compared to 68.6% during the nine months ended December 31, 2014.  The decrease in costs as a percent of revenue resulted from our prior year strategy in which we shifted our revenue mix: (i) from higher margin direct-to-consumer customers to lower margin retailers, including aggressive pricing to several of our retail partners in exchange for in store promotions; and (ii) from higher margin seed pod kits and accessories to lower margin AeroGardens.  In the current year, we were more strategic about our retail presence and the products and promotions that occurred and maintained a larger online presence.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms, with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  We have begun testing selling internationally through Amazon in various countries, so this margin model may change over time.  The gross margin for the nine months ended December 31, 2015 was 36.4% as compared to 31.4% for the nine months ended December 31, 2014.  The increase in our gross margin was primarily attributable to the focus on the supply chain efficiencies, general brand advertising instead of aggressive pricing with in-store retailers, higher pricing for new AeroGarden products and maintaining a larger online presence.

Sales and Marketing
Sales and marketing costs for the nine months ended December 31, 2015 totaled $4.1 million, as compared to $2.7 million for the nine months ended December 31, 2014, an increase of 48.9%, or $1.3 million.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Nine Months Ended December 31, (in thousands)
	2015	2014
Advertising	$2,408	$1,187
Personnel	1,207	1,027
Sales commissions	109	15
Trade shows	22	6
Public relations	8	116
Travel	92	135
Sales displays and promotional products	17	189
Other	230	75
	$4,093	$2,750

Advertising expense totaled $2.4 million for the nine months ended December 31, 2015, a year-over-year increase of 102.9%, or $1.2 million.  These expenditures included:  (1) Direct-to-consumer advertising (a reduction to $552,000 from $582,000 for the nine months ended December 31, 2015 and December 31, 2014, respectively); (2) Retail-specific advertising increased to $1.2 million from $578,000 for the nine months ended December 31, 2015 and December 31, 2014, respectively, as the Company invested in driving product awareness through platforms made available by our retail partners; and (3) we spent over $600,000 in general TV, YouTube, Face Book and other general media advertising.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the nine months ended December 31, 2015, personnel costs for sales and marketing were $1.2 million, up from $1.0 million for the nine months ended December 31, 2014, an increase of 17.5%.  The increase reflected employee promotions and increased headcount necessary to drive the growth in retail sales and through the direct-to-consumer channel.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses decreased year-over-year because of decreases in a variety of spending categories, including a public relations, travel and sign and displays advertising at specific retail locations that wasn’t repeated and promotional products more focused market research and travel costs.

General and Administrative
General and administrative costs for the nine months ended December 31, 2015 totaled $1.9 million, as compared to $1.7 million for the nine months ended December 31, 2014, an increase of 15.5%, or $260,000.  The increase is attributable to legal expenses, the addition of an IT employee while not immediately eliminating the IT consultant and additional depreciation expense for new fixed assets at our new manufacturers.

Research and Development
Research and development costs for the nine months ended December 31, 2015 totaled $394,000, an increase of 40.7%, or $114,000, from the nine months ended December 31, 2014.  The increase reflects the support of new product development activities, including the ongoing courier expenses related to shipping new products from the manufacturer to the headquarters, ongoing certification and testing of the LED products introduced in the prior year and the testing of new products introduced in the current year.

Operating Loss and EBITDA
Our operating loss for the nine months ended December 31, 2015 was $1.1 million, an increase of $936,000 from the operating loss of $202,000 for the nine months ended December 31, 2014.  The increased loss reflected higher advertising expenses such as general advertising and brand awareness, as discussed in greater detail above.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scotts Miracle-Gro Intellectual property royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA income for the nine months ended December 31, 2015 totaled $122,000, as compared to an Adjusted EBITDA income of $931,000 recognized during the prior year period.

	Nine Months Ended December 31, (in thousands)
	2015	2014
Loss from operations	$(1,138)	$(202)
Add back non-cash items:
Depreciation	276	181
Stock based compensation	217	224
Common stock warrant expense	-	36
Scotts Miracle-Gro IP royalty and branding license	769	692
Total non-cash items	1,261	1,133
Adjusted EBITDA	$122	$931

The U.S. GAAP measure most directly comparable to EBITDA is income (loss) from operations. The non-U.S. GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net income (loss). Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Net Loss
The net loss for the nine months ended December 31, 2015 was $109,000, as compared to a $184,000 net loss in the prior year, as discussed above.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $3.8 million for the nine months ended December 31, 2015, as compared to cash used of $3.5 million in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt (recoveries) allowances, change in fair value of the Scotts Miracle-Gro warrant liability and non-cash compensation expense, totaled to a net gain of $57,000 for the nine months ended December 31, 2015, as compared to a net gain of $980,000 in the prior year period.  The decrease principally reflected non-cash income or charges arising from the change in fair value of the derivative warrant liability, depreciation and non-cash compensation expenses.

Changes in current assets used net cash of $7.2 million during the nine months ended December 31, 2015, principally from increases in inventory and accounts receivable balances, as a result of our retail channel sales during the peak holiday season.

As of December 31, 2015, the total inventory balance was $4.8 million, representing approximately 148 days of sales activity, and 59 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended December 31, 2015, respectively.  The days in inventory calculation is based on the three months of sales activity is greatly affected by the seasonality of our sales, which are at their highest level during our quarter ending December 31.

Current operating liabilities increased $3.4 million during the nine months ended December 31, 2015, because of seasonal increases in all operating liability accounts.  Accounts payable as of December 31, 2015 totaled $2.8 million, representing approximately 52 days of daily expense activity, and 23 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended December 31, 2015, respectively.

Net investing activity used $462,000 of cash in the current year period, principally because of the purchases of equipment as we change our supply manufacturers and introduce new products.

Net financing activity provided net cash of $6.0 million during the nine months ended December 31, 2015, due the Term Loan agreement with Scotts Miracle-Gro.

As of December 31, 2015, we had a cash balance of $2.7 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $1.0 million as of March 31, 2015, of which $15,000 was restricted.

As of December 31, 2015 and March 31, 2015, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	December 31, 2015	March 31, 2015
	(in thousands)	(in thousands)
Notes payable-related party	$6,197	$207
Derivative warrant liability	470	1,688
Sale of intellectual property liability	172	208
Total debt	6,839	2,103
Less notes payable and current portion – long term debt	6,839	2,103
Long term debt	$-	$-

As discussed in Note 9, “Subsequent Events” to our financial statements, we repaid $2.0 million of the Note Payable-Related Party in January 2016.

Cash Requirements

We generally require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $2.7 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of December 31, 2015,
•	our cash of $3.1 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of February 4, 2016,
•	continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan from Scotts Miracle-Gro,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of  our direct-to-consumer sales initiatives, and the acceptance of the product at our various retail distribution customers

On July 6, 2015, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million beginning in July, August, and September of 2015, respectively, with a due date of April 15, 2016.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum, but will be paid in shares of AeroGrow common stock, valued at a price per share equal to the $1.51 conversion price of the Series B Preferred Conversion Price on the date the Term Loan is paid in full.  The funding will provide general working capital and was used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The first advance of $2.0 million, as noted above was borrowed in July 2015, followed by an additional $2.5 million in September and an additional $1.5 million in October.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.  See also Note 9 “Subsequent Events” for discussion of payments made on the Term Loan Agreement subsequent to December 31, 2015.

Based on these facts and assumptions, we believe our existing cash and cash equivalents and the cash generated by our anticipated results from operations, will be sufficient to meet our operating needs for the next twelve months.  However, we may need to seek additional capital to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2015.

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

AeroGrow International, Inc.

Date: February 11, 2016	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 11, 2016	/s/ Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)