Form 10-K
period 2016-03-31
AeroGrow International, Inc.
filed 2016-06-15
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2015 was $5,251,794, the last day of our most recent second quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant's common stock outstanding as of June 6, 2016 is 7,696,010.

DOCUMENTS INCORPORATED BY REFERENCE

None

AeroGrow International, Inc.
Annual Report on Form 10-K
Year Ended March 31, 2016

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) for AeroGrow International, Inc. (“AeroGrow,” the “Company,” “we,” “our” or “us”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “may,” “will,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” as well as variations of such words and similar expressions, are intended to identify such forward-looking statements. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, access to funding, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from expectations expressed or implied in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” in Part I Item 1A of and elsewhere in this Annual Report, and in other reports we file with the SEC, including the most recent quarterly reports on Form 10-Q and current reports on Form 8-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our Business

AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use and priced to appeal to the gardening, cooking, healthy eating, and home and office decor markets. We offer multiple lines of proprietary indoor gardens, grow lights, a patented nutrient formula, more than 40 corresponding proprietary seed pod kits, and various cooking, gardening and decor accessories, primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia. As of March 31, 2016, we have manufactured and shipped approximately 1.4 million AeroGarden® units and approximately 3.2 million seed pod kits to consumers and retailers worldwide, through two sales channels:

•	Retail Sales Channel, consisting of approximately 1,050 retail outlets (both online and storefront) in North America, and in five countries internationally; and
•
Direct-to-Consumer Sales Channel, which includes web sales and a direct mail catalogue business, with approximately 574,000 catalogues mailed in the fiscal year ended March 31, 2016 (“Fiscal Year 2016”).  In Fiscal 2016, we utilized 30, 60 and 120 second television commercials.  In prior years, we have also utilized direct television sales, including infomercials and 60 and 120 second television commercials, mall kiosks, and print and radio advertisements.

After more than three years of initial research and product development, we commenced initial marketing and distribution of our products in March 2006 with an emphasis on our retail sales channel, which typically generates lower margins and requires much higher investments in inventory than our direct sales channel.  As a result of the downturn in the economy in 2009 and the corresponding lack of funding, we shifted our sales and marketing efforts away from retail distribution.  During the four-year period ending on March 31, 2013, we emphasized our higher margin “direct-to-consumer” sales channels, primarily our own in-house direct mail catalogue, e-mail marketing, and internet marketing, and continued to sell to a limited number of international customers.

Beginning in April 2013, we re-entered the retail channel sales due to the improving economic conditions and our strategic alliance with a subsidiary of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”), which has strong retail presence and a globally recognized and highly trusted Miracle-Gro brand name.  In July 2015, Scotts Miracle-Gro provided us with up to $6.0 million of working capital payable in specified installments through a Term Loan.  Interest was charged at the stated rate of 10% per annum, and was paid in May 2016 in the form of 196,044 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the due date the Term Loan.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  See “April 2013 Scotts Miracle-Gro Strategic Alliance” below.

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

Our indoor gardening units are sold through different channels designed to match customer needs and interests with the appropriate garden unit features and benefits at retail list prices ranging from approximately $90 to $380, depending on size, design elements, light intensity and other automated features.  As is customary in the direct-to-consumer channels and select retail channels, we sometimes offer temporary discounts and targeted promotions that are designed to generate higher sales volume.

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

Intellectual Property Sale Agreement.  Pursuant to the Intellectual Property Sale Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000; we also agreed to pay 2% of our revenue to Scotts Miracle-Gro for a defined period.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.

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

We believe that the complexities of currently available commercial hydroponic and aeroponic products fail to address the needs and wants of the mass consumer market, leaving that market underserved. We further believe that our patented inventions, companion technologies, and trade secrets have simplified and improved hydroponic and aeroponic technologies and have enabled us to create an indoor hydroponic and aeroponic gardening system appropriate for the mass consumer market.

Proprietary Technology and Intellectual Property

Since our inception in 2002, we have been innovating, simplifying, and integrating proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed pod kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop seven different models of indoor gardens, each with different features and technology groupings, with list prices ranging from approximately $90 to $380.  Multiple patent applications have been filed in the United States and internationally to protect the inventions that are exclusively used in our indoor garden system and seed pod kits, and seven patents have been issued (four in the United States and three internationally).  We have also obtained access to, both domestically and internationally, trademarks and certain domain names, including AeroGrow.com, AeroGarden.com, AeroGarden.net, AeroGarden.tv, AeroGarden.biz, and Getthegarden.com, among others.

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

Cooking and Healthy Eating Market. Many customers enjoy cooking as a hobby, including those who:

•	are interested in cooking and appreciate the convenience and satisfaction of having a readily available supply of fresh-cut herbs to flavor soups, salads, and other dishes;

•	prefer the distinctive texture and taste of freshly picked, vine-ripened tomatoes, basil, lettuces, and other vegetables over days-old supermarket produce; and

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

Products

AeroGarden Indoor Gardens.  We currently offer nine different indoor garden models with list prices ranging from approximately $90 to $380 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusion of plant support systems.

Currently, our AeroGarden product line is divided into seven main categories:

•
AeroGarden Sprout Series – The AeroGarden Sprout series features the Advanced Growing System, grow lights, a smaller footprint, and an attractive, slim, elegant design that makes it suitable for use as a decorative feature throughout the home or office.  AeroGarden Sprouts fit easily on kitchen counters, night stands, and end tables. Some models include upgraded trim and designs such as the red and blue garden targeted at all-family usage.  List prices start at $89.95.

•
AeroGarden 6 Series – The AeroGarden 6 series has a compact, triangular shape that is a perfect fit for kitchen counter-top corners with energy efficient LED lighting. It has a smaller footprint than the AeroGarden 7 and as a result features six pods for planting. The list price is $159.95.

•
AeroGarden Harvest Series – The AeroGarden Harvest series has a compact, beautiful design that has a smaller footprint and is perfect fit for a kitchen counter-top with energy efficient LED lighting. It has a smaller footprint than the AeroGarden 7 and as a result features six pods for planting. It features a variety of trim and touch screen control panels.  The starting list price is $149.95.

•	AeroGarden 7 Series – Includes our original products which feature the rainforest nutrient delivery system, automated LED lights, and reminder systems. The list price is $199.95.

•
AeroGarden Extra Series – A seven pod garden with extended lamp arms and greater light output for growing larger vegetables.  Some models also include stainless steel trim.  This garden offers a model with an LED light that delivers faster growth with higher yields but uses less energy.  List prices start at $219.95.

•
AeroGarden ULTRA Series - The ULTRA features the new MyGarden control panel – an automated garden “brain” that makes gardening easier than ever for beginners and offers complete customization for experts. It also includes a redesigned lighting system featuring new MaxGrow Grow Lights and aluminum reflectors, the widest, easiest range of Grow Light adjustment from small to tall, an improved trellis system, a 20% larger reservoir, and a “QuickPlant” button that walks users step-by-step through the planting process. This garden comes with an LED light that delivers faster growth with higher yields but uses less energy.  List prices start at $279.95.

•
AeroGarden Bounty Series – A nine pod garden, the biggest garden to date, with a more powerful LED lighting system to deliver higher yields and the ability to grow more plants.  This garden includes and interactive LCD display panel that utilizes screen prompts to walk users through the planting process.  Some models also include stainless steel trim.  List prices start at $349.95.

In fiscal year 2015, the Company has introduced a series of LED grow light systems that enhance plant growth and were generally well-received in the market.  The LED lighting systems were available on the AeroGarden 7, the AeroGarden Extra and the AeroGarden ULTRA.  In Fiscal 2016, the Company released additional LED grow light systems and AeroGardens with different control panel options and colors.

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

Integrated Marketing and Sales Channel Strategy

We consider our products to be an entirely new product category and our primary objective has been to maximize the exposure of the product and educate consumers on the benefits of indoor gardening through an integrated marketing and distribution strategy.  We launched our products in 2006 with a nationwide public relations campaign, and received extensive media exposure, with multiple features on national talk shows as well as local television coverage, local and national print articles and blog and Internet pieces.  We combined the public relations launch with a retail and direct strategy focusing on high visibility partners and media, including product sales through retailers, national cataloguers, home shopping channels, direct television commercials, our own in-house direct-to-consumer catalogue, internet sales, and inbound and outbound telemarketing.

Shift in Channel Strategy.  For the three fiscal years ending March 31, 2013, we reduced our presence in the retail channel due to the downturn in the economy, capital shortages, and the high cost of maintaining inventory levels sufficient for retail customers.  During this time period, we decreased the number of storefronts offering our products from 575 in Fiscal 2011 to approximately 72 as of March 31, 2013.  However, beginning with the April 2013 strategic alliance with Scotts Miracle-Gro, we have once again increased our retail presence.  As of March 31, 2016, our products were offered in approximately 1,050 storefronts in North America, as well as through select online retailers such as Amazon.com, Costco.com, and Home Depot.com. We believe we will continue to expand and revise our retail presence during the coming fiscal year as our trials with specific retailers and brick and mortar stores are revised and examined.  For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

Direct-to-Consumer Sales.  In 2007, we produced and began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In Fiscal 2016, we mailed approximately 574,000 catalogues.  With our catalogue sales we focus on remarketing to current customers and also prospecting for new customers using database marketing techniques.

We established our first consumer product website in the fall of 2006 and supplemented this website in late 2007 with search engine advertising, banner advertising, email campaigns and web affiliate programs.  In the fall of 2008 we took on in-house management of many of these programs from third-party providers and have seen resulting increases in efficiency.

A key focus of our web and catalogue marketing is to maximize the lifetime value of AeroGrow customers through repeat sales of our seed pod kits, light bulbs and accessories. During Fiscal 2016, direct-to-consumer sales represented 34.2% of our total net sales.

Retail Sales.  Initial shipments to retailers commenced in March 2006.  Over the next several years, we rapidly grew our retail distribution and as of March 31, 2009 our products were being sold through approximately 7,500 stores in North America.  We then began to reduce our sales to retailers (as discussed above) and as of March 31, 2013 our products were being sold through approximately 72 stores in North America.  Since March 31, 2013, we have renewed our focus in the retail markets and dramatically increased our visibility in stores and were being sold in approximately 1,050 stores and sales to retailers represented 65.4% of our total net sales.

During Fiscal 2016, approximately 76.6% of our total sales to retailers represented sales to Amazon.com, Inc. Moreover, sales to Amazon.com represented approximately 50.1% of our total sales in Fiscal 2016. As we continue our expansion of our retail sales efforts during the coming fiscal year, we expect to continue our sales with strong retailers as a result of our strategic alliance with Scotts Miracle-Gro.

International Sales.  We began testing international sales opportunities in the UK and Japan in late 2007 and eventually expanded into Australia, South Korea, Mexico, France and several other countries. In Fiscal 2016, international sales were conducted through third-party distributors and we began to focus efforts on new retailers such as Amazon.co.uk.  During Fiscal 2016, international sales represented less than 1% of our total net sales, as we began to expand into Europe, including the United Kingdom, starting in January of 2016.

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

We believe that our simplified and complete indoor gardening products and current and planned methods of distribution offer significant benefits from these traditional hydroponic industry practices.  To date, we have discovered a few kitchen design firms that have tried to introduce an indoor growing system into the market, but we do not believe they have a significant presence in the market.  In our laboratory tests, these systems have performed at levels far below our own systems in terms of germination success, longevity, speed-of-growth and overall yields.  However, we recognize that there are other companies that are better funded and have greater experience in producing hydroponic products in commercial markets, or that have been more successful in manufacturing or selling consumer products or soil-based gardening products.

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

Personnel

As of March 31, 2016, AeroGrow employed 30 full-time employees.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good.  Historically, our outsourced business also included manufacturing, telemarketing, infomercial production, fulfillment and shipping.   Additional employees and/or consultants may be hired in the future as our operations merit.

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

Since we commenced operations in 2002, and through March 31, 2016, we incurred substantial losses, including a net loss of $553,000 for the twelve month period ended March 31, 2016.  As of March 31, 2016, our losses have resulted in an accumulated deficit of $84.3 million.  The future success of our business will depend in part on our ability to use the Scotts Miracle-Gro partnership to: (i) profitably expand sales of our AeroGarden indoor garden systems, seed pod kits and accessory products; (ii) develop new product extensions and applications; and (iii) efficiently spend marketing dollars to gain customer acceptance.

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

In Fiscal 2016, our net sales to one retail customer, Amazon.com, Inc., totaled 76.6% of our total net sales to retailers and 50.1% of our total net sales.  The loss of this significant customer, or a significant decline in orders could materially affect our sales of indoor garden systems, seed pod kits and accessories, and could therefore have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

For the fiscal year ended March 31, 2016, approximately 70.9% of our total net sales occurred during four consecutive calendar months (October through January).  We must therefore estimate sales in advance of the anticipated peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.  Shortfalls in the supply of our products could result in a significant loss of revenue due to lack of adequate product inventory.  For example, the cobranding of our product with the “Miracle-Gro AeroGarden” trade name caused a delay in available inventory during the first six months of Fiscal 2014.  Additionally, during the third and fourth quarters of Fiscal 2013, a labor strike in the ports of Los Angeles and Long Beach delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during that time period. Alternatively, a shortfall in actual demand for our products, relative to forecast, during peak months could cause us to liquidate excess inventory at a loss or at substantially lower margins.  In any of these cases, we may not generate enough revenue to cover expenses incurred throughout the balance of the year.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

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

From our inception through March 31, 2016, we have sold approximately 1.4 million AeroGardens and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have a material adverse effect on our business prospects, results of operations and financial condition.

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

Cyber-attacks targeting systems and infrastructure used by our Company may adversely impact our operations.

Our business has become increasingly dependent on digital technologies to conduct certain development, operating and sales activities. We depend on digital technology to communicate with our employees, third-party manufacturers, partners and customers. We have been the subject of cyber-attacks on our internal systems and through those of third parties, but these incidents did not have a material adverse impact on our results of operations. Nevertheless, unauthorized access to our proprietary or commercially sensitive information could lead to leaks of customer-sensitive information, data corruption, communication interruption, or other disruptions in our sales, product development, production or planned business transactions, any of which could have a material adverse impact on our results of operations. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks.

Risks Related to the Market for our Securities

The market price of our shares may fluctuate greatly. Investors in AeroGrow common stock bear the risk that they will not recover their investment.

Our common stock, like that of many emerging growth companies, is typically subject to price and volume volatility. Trading in our common stock is limited, and the price per share is likely to be influenced by the price at which and the amount of shares that selling security holders are attempting to sell at any time.  If a large stockholder, including Scotts Miracle-Gro and its affiliates, decided to sell its shares, the price of our common stock would decline. Our common stock may also be subject to the activities of persons engaged in short selling securities, which generally has the effect of driving the price down. The price of our common stock has fluctuated, and may continue to fluctuate, widely. A full and stable trading market for our common stock may never develop and, as a result, stockholders may not be able to sell their shares at the time they elect, if at all.

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

For example, in April 2013 (during the first quarter of fiscal year 2014), we entered into a Securities Purchase Agreement with SMG, a wholly owned subsidiary of Scotts Miracle-Gro. Pursuant to the Securities Purchase Agreement, SMG acquired 2,649,007 shares of the Company’s Series B Convertible Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant”).  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis,” constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned), as calculated as of the date or dates of exercise.  The Warrant can be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021.  In June 2016, representatives of Scotts Miracle-Gro informed our management team and our Board of Directors of its intent to exercise some or all of the Warrant prior to December 31, 2016.

Under the Securities Purchase Agreement, our Board of Directors is required to consist of five members.  While the Warrant is outstanding, SMG is entitled to elect one director and have one additional Board observer.  As a result of this transaction, your rights as a common stockholder could be adversely affected.  Because the holder of Series B Preferred Stock is entitled to vote on an “as-converted” basis with the common stock, SMG controls approximately 40% of the voting power of our outstanding equity.  If SMG exercises the Warrant, its voting power will increase.  Please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements for more detailed disclosure regarding the strategic relationship with Scotts Miracle-Gro and the terms of the Series B Convertible Preferred Stock, the Warrant and other transactions.  In addition, we entered into a $6.0 million Term Loan Agreement with Scotts Miracle-Gro in July 2015.  Interest was charged at the stated rate of 10% per annum, and was paid in May 2016 in the form of 196,044 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan.

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

As of March 31, 2016, we had reserved for issuance up to approximately 3.7 million additional shares of common stock under the terms of warrants, options, convertible preferred stock, and other arrangements, including the conversion of Series B Convertible Preferred and exercise of Warrants issued to Scotts Miracle-Gro.  In June 2016, representatives of Scotts Miracle-Gro informed our management team and our Board of Directors of its intent to exercise some or all of the Warrant prior to December 31, 2016.  Scotts Miracle-Gro’s exercise of the Warrant may result in immediate and substantial dilution of the number of shares of AeroGrow common stock outstanding.

For the length of time the warrants, options and Series B Convertible Preferred Stock are outstanding, the holders will have an opportunity to profit from a rise in the market price of our common stock without assuming all the risks of common share ownership. This may adversely affect the terms upon which we can obtain additional capital and may be dilutive to the interests of common stockholders. In this regard, interest on the Term Loan with Scotts Miracle-Gro was charged at the stated rate of 10% per annum, and was paid in May 2016 in the form of 196,044 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan. The holders of such derivative securities would likely exercise or convert them at a time that could be lower than our common stock is trading.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease a 9,868 square foot office space in, Boulder, Colorado, with a current monthly rent of $10,000, which is subject to annual increases of 3.5%.  We also pay our proportionate share of building taxes, insurance and operating expenses. The lease term continued until September 30, 2014, unless modified under specified circumstances. As of April 14, 2014 the lease term was extended to September 30, 2016.  The agreement contains other standard office lease provisions.

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

	Fiscal Year Ended 3/31/16		Fiscal Year Ended 3/31/15
	High	Low	High	Low
1st Quarter - Ended June 30	$3.30	$2.60	$7.25	$4.45
2nd Quarter - Ended Sept 30	$2.70	$1.02	$6.75	$3.93
3rd Quarter - Ended Dec 31	$1.39	$0.92	$4.95	$2.75
4th Quarter - Ended Mar 31	$2.47	$0.93	$4.70	$2.75

Holders

As of June 6, 2016, we had approximately 508 holders of record of our common stock.  A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for additional information about holders of our common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended March 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

Statements of Operations Data
	Fiscal Years ended March 31,
(in thousands, except per share data)	2016	2015
Revenues	$19,612	$17,912
Cost of revenue	12,618	12,367
Gross profit	6,994	5,545
Operating Expenses
Research and development	588	389
Sales and marketing	5,302	3,895
General and administrative	2,403	2,088
Total operating expenses	8,293	6,372
Loss from operations	(1,299)	(827)
Other income (expense)	746	636
Net loss	$(553)	$(191)
Less: Preferred stock dividend	(675)	(1,355)
Net income (loss) attributable to common shareholders	$(1,228)	$(1,546)

Net loss per share, basic and diluted	$(0.18)	$(0.26)
Weighted average number of common shares outstanding, basic and diluted	6,666	5,847

Balance Sheet Data
(in thousands)	2016	2015
Cash and cash equivalents	$1,401	$1,015
Total assets	$7,348	$5,974
Total liabilities	$5,147	$4,591
Total stockholders’ equity	$2,201	$1,383

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

Executive Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded our operations and currently offer nine different indoor garden models, more than 40 seed pod kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in other countries and we have begun to expand our market into Europe, including the United Kingdom.

Background – Fiscal Years 2014-2016
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

In addition to the working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, the strategic alliance affords us the use of the globally recognized and highly trusted Miracle-Gro brand name.  In July 2015, we also entered into a $6.0 million Term Loan Agreement with Scotts Miracle-Gro in order to provide working capital in advance of our peak selling season. Interest was charged at the stated rate of 10% per annum, and was paid in May 2016 in the form of 196,044 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan. We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We have used the opportunities provided by our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail sales channels.  During the first six months of Fiscal 2014, we cobranded our products with the Miracle-Gro AeroGarden trade name.  We have since renewed our focus in retail markets as we grow awareness of our newly cobranded product.  As of March 31, 2015 our products had been offered in approximately 2,750 stores in North America.  During Fiscal 2016, we strategically reduced the number of stores our product was offered in to approximately 1,050 and we also enhanced the depth and breadth of our direct sales distribution channels by distributing approximately 574,000 direct mail catalogues, significantly increasing our web-selling presence and developing a robust e-mail marketing program.  In Fiscal 2016, approximately 34.2% of our total sales were to direct customers and approximately 65.8% of our total sales were to retail customers.  Amazon.com, Inc., our largest retailer customer, comprised approximately 76.6% of our sales to retailers and 50.1% of our total sales during Fiscal 2016.

Based on the efforts during Fiscal 2016 and our growing product awareness, we believe we can meet our cash requirements for the next twelve months based on current cash on hand plus financing from Scotts Miracle-Gro similar to the last few years.  We may need to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event, we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

Our Critical Accounting Policies

Inventory
Inventories are valued at the lower of cost, as determined by standard pricing which approximates the first-in, first-out method, or net realizable value. When the Company is the manufacturer, raw materials, labor and manufacturing overhead are included in inventory costs.  We record the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of our products are manufactured overseas and are recorded at cost.

	March 31,	March 31,
	2016	2015
(in thousands)
Finished goods	$2,372	$1,919
Raw materials	777	684
	$3,149	$2,603

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the product lifecycle.  As of March 31, 2016 and 2015, the Company had reserved $285,000 and $267,000, respectively, for inventory obsolescence.  The increase in the inventory obsolescence is attributable to further examining aged inventory and recording additional reserves.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following: (i) a product is shipped under an agreement with a customer; (ii) risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. As of March 31, 2016 and March 31, 2015, the Company had accrued $151,000 and $110,000 respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.   Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $117,000 and $58,000, as of March 31, 2016 and March 31, 2015, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods. This allowance is deducted from payments made to us by such retailers.  As of March 31, 2016 and March 31, 2015, the Company has recorded a reserve for customer returns of $197,000 and $119,000, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue.  Shipping and handling costs associated with freight out to customers are also included in cost of revenue.  Shipping and handling charges paid by customers are included in product sales.

Stock Based Compensation
The Company accounts for share-based payments in accordance with FASB Accounting Standards Codification (“ASC”) 718-10-55 Shared-Based Payment.  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued.  For the years ended March 31, 2016, and 2015, equity compensation in the form of stock options and grants of restricted stock that vested totaled $276,000 and $302,000, respectively, and is included in the accompanying statements of operations in the following categories:

	Fiscal Years Ended March 31,
	2016	2015
(in thousands)
General and administrative	$90	$158
Sales and marketing	186	144
Total	$276	$302

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

Advertising expenses for the years ended March 31, 2016 and March 31, 2015, were as follows:

	Fiscal Year Ended March 31, (in thousands)
	2016	2015
Direct-to-consumer	$708	$890
Retail	1,598	871
General	721	40
Total advertising expense	$3,027	$1,801

As of March 31, 2016 and March 31, 2015, the Company had deferred $24,000 and $48,000, respectively, related to such media and advertising costs which include the catalogue cost described above and commercial production costs.  The costs are included in the prepaid expenses and other line of the condensed balance sheets.

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

Intellectual Property Sale Agreement
Under the Intellectual Property Sale Agreement with Scotts Miracle-Gro, we received $500,000 cash in April 2013 and agreed to pay a specified percentage of our revenue to Scotts Miracle-Gro for a defined period. Because AeroGrow has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized in the Company’s financial statements.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its financial statements.  The Company has early adopted this ASU and had no material impact on our financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management has early adopted ASU 2015-11 and notes no material impact on the Company's financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Inflation, Seasonality and Currency Fluctuations

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

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last two fiscal years:

	Fiscal Years Ended March 31,
	2016	2015
Net revenue
Direct-to-consumer	34.2%	37.4%
Retail	65.4%	62.3%
International	0.4%	0.3%
Total net revenue	100.0%	100.0%

Cost of revenue	64.3%	69.0%
Gross profit	35.7%	31.0%

Operating expenses
Research and development	3.0%	2.2%
Sales and marketing	27.0%	21.7%
General and administrative	12.3%	11.7%
Total operating expenses	42.3%	35.6%

Loss from operations	(6.6%)	(4.6%)

Total other income/(expense), net	3.8%	3.5%

Net loss	(2.8%)	(1.1%)

Fiscal Years Ended March 31, 2016 and March 31, 2015

Summary Overview
Our net revenue in Fiscal 2016 totaled $19.6 million, an increase of 9.5% from Fiscal 2015 revenues.  This increase was primarily due to our increased focus on selling through web/internet channels (Amazon.com, Costco.com, etc.) and tests in the housewares channel (namely QVC, Bed Bath & Beyond, and Sur La Table).  Our success in selling to these retailers more than offset the revenue that was not repeated this year with tests at mass retail stores (namely Home Depot, Walmart and Sam’s Club) in the previous year.  In addition, we believe an increased level of general advertising drove sales increases in all of our channels.

Our sales to retailer customers increased by 15.1% to $12.8 million during Fiscal 2016.  Retailer sales encompass sales to both traditional “in-store” and on-line retailers.  The increase in sales to retailers reflected sales to the existing Amazon.com and Costco.com accounts, as well as newly acquired retail accounts such as Bed Bath & Beyond. We spent $1.6 million in advertising dollars in the retail distribution channel, primarily to promote general brand awareness which included a broad-based campaign involving 30, 60 and 120 second television commercials and third party catalogues.

Direct-to-consumer sales during Fiscal 2016 remained steady at $6.7 million, despite dramatically increased competition from our on-line retailers (primarily Amazon.com) and a decrease in our direct-to-consumer advertising spend by sending fewer catalogues, partially offset by increased visibility in the retail channel, and from new product offerings and generally higher pricing.

For the years ended March 31, 2016, sales of AeroGarden garden units increased by $1.8 million or 11.5% from the prior year period due to the increase in retail sales.  This percentage increase was attributable to the introduction of new higher-end products and increased retail distribution, especially during the high demand holiday season.  Seed pod kit and accessory sales increased by $676,000 or 17.4% over the prior year period, as our established base of AeroGardeners continues to grow.  As our established base of AeroGarden users continue to grow we expect our seed pod kit and accessory gross sales to grow and in Fiscal 2016 seed pod kit and accessories increased as a percentage of total revenue year-over-year.

For Fiscal 2016, we incurred $3.0 million in advertising expenditures, a 68.1% year-over-year increase compared to the Fiscal Year ended 2015, which includes $636,000 in general television, YouTube, Facebook and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand and to support the growth in our direct-to-consumer and retail channels.  Overall advertising efficiency (measured as total revenue per dollar of advertising expense) decreased from $9.95 to $6.48 for the years ended March 31, 2015 and March 31, 2016, respectively due to an increased focus on general advertising and brand awareness. These expenditures included:

•
Direct-to-consumer advertising declined 20.4% to $708,000 from $890,000 for the year ended March 31, 2016 and March 31, 2015, respectively.  This decrease reflects a reallocation of our advertising spending away from catalogues and toward television and retail-specific campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $9.47, or 25.6%, for the fiscal year ended March 31, 2016, as compared to $7.54 for Fiscal 2015. Catalogue advertising expenses decreased during the year as we spent more on other direct-to-consumer measurable media which helped drive the efficiency of advertising expenses.

•
Retail advertising increased to $1.6 million from $871,000 for the year ended March 31, 2016 and March 31, 2015, respectively, as the Company focused on driving product awareness on behalf of our retail partners. We anticipate that as we advertise more in the retail channel that the increased awareness will also help drive direct-to-consumer sales.

•
Finally, in support of driving increased levels of category and brand awareness during the year ended March 31, 2016, we spent over $636,000 in general television, YouTube, Facebook and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

The combination of all of the factors cited above helped drive a year-over-year increase in total net revenues of 9.5% to $19.6 million in Fiscal 2016.

Our gross margin for Fiscal 2016 was 35.7%, up from 31.0% in the prior fiscal year.  This increase was achieved through:

•	Lower product costs throughout our supply chain;
•	Revised product pricing resulting in higher selling costs; and
•
A focus on selling to retail partners with distribution models that allowed us to achieve higher margins.  Long term, we also believe that creating increased brand awareness through advertising will help us maintain higher prices and deliver better margins.

Operating expenses for Fiscal 2016 totaled $8.3 million, an increase of 30.2% or $1.9 million over the prior fiscal year to support a large scale general advertising campaign to increase brand awareness and achieve long term awareness, increased retail advertising, along with increases in depreciation expense related to new tooling on new products.  Even with the increases in spending noted above, operating expenses as a percentage of total revenue only increased 6.7% year-over-year, which is primarily due to the increase in advertising. Gross spending increased in the following areas:

•	$1.2 million increase in advertising, primarily with our larger retailers and general advertising and media;
•	$213,000 increase in sales and marketing personnel in an effort to promote the retail sales channel and support customer service efforts, as our established base of AeroGardens grows;
•	$132,000 increase in spending on commissions to sales representatives as part of our expanded retail distribution initiatives;
•	$108,000 increase in legal expenses primarily due to cyber-attacks;
•	$108,000 increase in depreciation as our new product introductions required new tooling; and
•
$110,000 increase in general personnel expense to support the growing business, including the addition of a full-time IT employee and increased travel and other related expenses due to the expanded retail distribution.

General and administrative expense totaled $2.4 million during Fiscal 2016, an increase of 15.1%, or $315,000 from Fiscal 2015, principally due to hiring an IT employee which replaced a consultant, additional depreciation expense for the fixed assets at our new manufacturers and legal fees associated with cyber-attacks.

Research and development costs also increased 23.3% year-over-year, or $91,000 in Fiscal 2016, primarily reflecting development of the AeroGarden Harvest and Bounty models, additional product testing and certifications, and enhanced market research required to develop new products.

Our loss from operations totaled $1.3 million for Fiscal 2016, as compared to a loss of $827,000 in the prior year.  The increased loss primarily reflected the $1.2 million increase in brand-building advertising as discussed above, partially offset by increased margins and higher sales during Fiscal 2016.

Other income for Fiscal 2016 totaled $746,000, as compared to other income of $636,000 in the prior year.  The net other income in the current year period included a non-cash gain of $1.0 million to reflect the change in fair value of the Scotts Miracle-Gro warrant and $293,000 of interest expense related to the loan with Scotts Miracle-Gro.  The net other income in the prior year included a non-cash gain of $842,000 to reflect the change in fair value of the Scotts Miracle-Gro warrant valuation and $207,000 of interest expense related to the loan with Scotts Miracle-Gro.

Our net loss for Fiscal 2016 totaled $553,000, a $362,000 increase over the net loss of $191,000 in Fiscal 2015, primarily due to increases in advertising and other operating expenses partially offset by higher sales volumes and an increase in operating margins as we continue to refine our selling strategy.

Revenue
The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2016, and March 31, 2015:

Fiscal 2016	Quarters ended				Year ended
(in thousands)	30-Jun-15	30-Sep-15	31-Dec-15	31-Mar-16	31-Mar-16
Sales – direct-to-consumer	$962	$564	$2,990	$2,184	$6,700
Sales – retail	607	527	8,902	2,805	12,841
Sales – international	-	-	-	71	71
	$1,569	$1,091	$11,892	$5,060	$19,612

Fiscal 2015	Quarters ended				Year ended
(in thousands)	30-Jun-14	30-Sep-14	31-Dec-14	31-Mar-15	31-Mar-15
Sales – direct-to-consumer	$1,043	$764	$2,664	$2,237	$6,708
Sales – retail	630	930	8,316	1,276	11,152
Sales – international	10	13	-	29	52
	$1,683	$1,707	$10,980	$3,542	$17,912

In Fiscal 2016, revenue totaled $19.6 million, an increase of $1.7 million, or 9.5%, from Fiscal 2015.  Sales to retailer customers for Fiscal 2016 totaled $12.8 million, up $1.7 million, or 15.1%, from the same period a year earlier, principally reflecting sales to newly acquired retail accounts such as Bed Bath & Beyond, and Sur La Table as well as increased sales to existing retail customers (primarily Amazon.com and Costco.com).  The increase in retail distribution channels is the result of increased advertising and growth of the product category in the marketplace.  Direct-to-consumer revenue totaled $6.7 million in Fiscal 2016 as compared to $6.7 million from the same period a year earlier, principally reflecting our focus on the retail environment, increased competition from other on-line retailers like Amazon.com, a decreased advertising budget for the channel, offset by a larger customer based of existing AeroGarderners.  Direct-to-consumer revenues per dollar of advertising expense increased to $9.47 in Fiscal 2016 from $7.54 in the prior year period.

The following table presents our quarterly sales by product category, in U.S. dollars and as a percent of total net revenue, for Fiscal 2016 and Fiscal 2015.

Fiscal 2016	Quarters ended				Year ended
(in thousands)	30-Jun-15	30-Sep-15	31-Dec-15	31-Mar-16	31-Mar-16
Product Revenue
AeroGardens	$1,032	$542	$11,896	$3,701	$17,171
Seed pod kits and accessories	547	611	1,728	1,672	4,558
Discounts, allowances and other	(10)	(62)	(1,732)	(313)	(2,117)
Total	$1,569	$1,091	$11,892	$5,060	$19,612
% of Revenue
AeroGardens	65.8%	49.7%	100.0%	73.1%	87.6%
Seed pod kits and accessories	34.8%	56.0%	14.5%	33.1%	23.2%
Discounts, allowances and other	(0.6)%	(5.7)%	(14.5)%	(6.2)%	(10.8)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Fiscal 2015	Quarters ended				Year ended
(in thousands)	30-Jun-14	30-Sep-14	31-Dec-14	31-Mar-15	31-Mar-15
Product Revenue
AeroGardens	$1,013	$1,207	$10,889	$2,290	$15,399
Seed pod kits and accessories	622	511	1,203	1,547	3,883
Discounts, allowances and other	48	(11)	(1,112)	(295)	(1,370)
Total	$1,683	$1,707	$10,980	$3,542	$17,912
% of Revenue
AeroGardens	60.2%	70.7%	99.1%	64.6%	86.0%
Seed pod kits and accessories	37.0%	29.9%	11.0%	43.7%	21.7%
Discounts, allowances and other	2.8%	(0.6)%	(10.1)%	(8.3)%	(7.7)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

AeroGarden garden unit revenue totaled $17.2 million in Fiscal 2016, up $1.8 million or 11.5%, from the year earlier, principally due to: (i) the increase in retail channel sales, (ii) the increase in general brand awareness, and (iii) the launch of the new AeroGarden Harvest and Bounty models.  Sales of seed pod kits and accessories increased by $676,000, or 17.4%, an overall increase in brand awareness and the growth of the existing customer base.  In Fiscal 2016, sales of seed pod kits and accessories represented 23.2% of our total net revenue, an increase from 21.7% in the prior fiscal year, reflecting the follow-on sales due to the increase in AeroGarden sales in the prior year.  The increase in seed pod kit and accessories is impressive as it contains a 25.5% decrease in compact fluorescent light bulb sales as we incorporate more LED lighting technology into our gardens.  Other revenue (expense), which is comprised of items that are not specifically identifiable to a product, such as grow club revenue, shipping revenue, accruals and deductions, increased as a percentage of total revenue from (7.7)% in Fiscal 2015 to (10.8)% in Fiscal 2016 due to increases in revenue deductions for sales allowances and discounts for retail accounts as we test the in-store retail market.

Cost of Revenue
Cost of revenue for Fiscal 2016 totaled $12.6 million, a 2.0% increase from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing, credit card processing fees for direct sales, and duties and customs applicable to imported products.  The dollar amount of cost of revenue increased because of the 9.5% increase in total sales, as well as fees associated with our strategic alliance with Scotts Miracle-Gro.  As a percent of total revenue, cost of revenue totaled 64.3% in Fiscal 2016, as compared to 69.0% in the year earlier period.  The decrease in costs as a percent of revenue resulted from:

•	Reducing product and other costs in the supply chain;
•	New products and revised product pricing resulting in higher selling prices;
•	A focus on selling to retail partners with a distribution model that allowed us to achieve higher margins; and
•	The reduction of aggressive discounting to drive sales.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail and direct-to-consumer channels, all of which have very different base gross margins.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing costs.  Overall, the gross margin for Fiscal 2016 was 35.7% as compared to 31.0% in the prior year.  The increase in our gross margin was primarily attributable to the focus on reducing product costs and supply chain efficiencies, general brand advertising instead of aggressive pricing with in-store retailers, higher pricing for new AeroGarden products and maintaining a larger online presence as compared to the larger in-store presence in the prior year.

Sales and Marketing
Sales and marketing costs for Fiscal 2016 totaled $5.4 million, an increase of $1.5 million, or 38.9%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for Fiscal 2016 and Fiscal 2015:

	Fiscal Years Ended March 31,
	2016	2015
(in thousands)
Advertising	$3,027	$1,801
Salaries and related expenses	1,646	1,433
Sales commissions	172	40
Trade shows	24	7
Travel	120	81
Media production and promotional products	102	341
Quality control and processing fees	120	100
Other	199	92
Total	$5,410	$3,895

Advertising is principally composed of the costs of developing and airing our infomercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs and retail support placement.  Each of these are key components of our integrated marketing strategy because they generate direct-to-consumer sales and help build awareness of, and consumer demand for, our products in all our channels of distribution.  Advertising expense totaled $3.0 million for Fiscal 2016, a year-over-year increase of 68.1%, or $1.2 million, primarily because of our increased focus on retail advertising and the introduction of general television, YouTube, Facebook and other general media advertising, partially offset by lower catalogue mailing expenses during the current year period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  Personnel costs for sales and marketing in Fiscal 2016 were $1.6 million, up 14.8% from Fiscal 2015 to support our revenue growth and our expanded distribution channels.

Sales commissions, generally 3-7% of cash collections from some of our retailer customers, are paid to third-party sales representatives that assist us in developing and maintaining relationships with certain retailers.  Sales commission expense totaled $172,000 for the fiscal year ended March 31, 2016, an increase of 332.6% from the prior fiscal year as a result of an increase in sales to customers represented by third-party sales representatives.  Additionally, sales made directly by our internal customer service telephone sales agents qualify for a small commission, however, commission expenses for these sales agents are declining as a smaller percentage of orders come in over the telephone.

Other marketing expenses decreased $72,000, or 11.7%, year-over-year as a result of fewer public relations programs and in-store retailer displays, partially offset with increases in a variety of other marketing initiatives, sales travel and order processing costs.

General and Administrative
General and administrative expense for the fiscal year ended March 31, 2016 totaled $2.4 million, up $315,000, or 15.1% from the prior fiscal year.  The increase is attributable to expenses associated with the addition of an IT employee which replaced a consultant, additional depreciation expense for the fixed assets at our new manufacturers, legal fees associated with cyber-attacks, and expenses related to a Company-wide bonus.

Research and Development
Research and development costs totaled $480,000 for Fiscal 2016, an increase of $91,000, or 23.3%, from the prior fiscal year. Research and development costs are comprised of payroll, travel and other costs associated with (i) development of new AeroGarden models and technologies; (ii) our plant laboratories that research new plant varieties and growing technologies; and (iii) new technologies, such as improved lighting and nutrient formulation; and (iv) costs to enhance the performance of our products.  The increase in research and development expenses reflects the support of new product development activities, including the ongoing certification and testing on all of our AeroGarden garden units, as required by our retail partners, and design and consulting service expenses for testing for new retail customers.

Operating Loss
The loss from operations totaled $1.3 million in Fiscal 2016, an increase of $472,000, or 57.1%, over the prior year, primarily as a result of an increase in general television, YouTube, Facebook and other general media advertising.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro IP royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA for Fiscal 2016 totaled $304,000, which was $305,000 less than the $609,000 Adjusted EBITDA in the prior fiscal year due to our investment in advertising.  The year-over-year decrease in Adjusted EBITDA was generated primarily by the increase in advertising expenditures to drive short and long term brand and category awareness, partially offset by the increase in sales and gross margin.

	Fiscal Years Ended March 31,
	2016	2015
(in thousands)
Loss from operations	$(1,299)	$(827)

Add back non-cash items:
Depreciation	368	260
Amortization	-	-
Stock based compensation	276	302
Common stock warrant expense	-	37
Scott’s Miracle-Gro IP royalty and branding license	959	837
Total non-cash Items	1,603	1,436

Adjusted EBITDA	$304	$609

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

Other Income and Expense
Other income for Fiscal 2016 totaled $746,000, as compared to other income of $636,000 in the prior year. The net other income in the current year period included non-cash income of $1.0 million related to the change in the fair value of the Scotts Miracle-Gro warrant, partially offset by $293,000 of interest expense related to the loan with Scotts Miracle-Gro.  Net other income for Fiscal 2015 included a non-cash income of $842,000 related to the change in the fair value of the Scotts Miracle-Gro warrant, offset partially by $207,000 of interest expense related to the loan with Scotts Miracle-Gro.

Net Loss
Our net loss for Fiscal 2016 was $553,000, a $362,000 increase over our net loss of $191,000 in Fiscal 2015. This increase in our net loss was primarily attributable to general television, YouTube, Facebook and other general media advertising to drive short and long term brand and category awareness, offset by higher sales volumes and higher operating margins associated with sales.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, net cash used by operating activities totaled $152,000 in Fiscal 2016, as compared to net cash used by operating activities of $258,000 in the prior fiscal year.

Non-cash items, consisting of depreciation, amortization, bad debt (recoveries) allowances, issuances of common stock and options, and adjustments to the fair value of Scotts Miracle-Gro warrant liability totaled a net loss of $515,000 in Fiscal 2016, as compared to a net loss of $550,000 in the prior fiscal year.

Changes in current assets used cash of $897,000 during Fiscal 2016, primarily due to increases in accounts receivable, inventory, and other current assets.  In Fiscal 2015, changes in these assets used $1.9 million, reflecting increases in accounts receivable and inventory, partially offset by a decrease in other current assets.  As of March 31, 2016, the inventory balance was $3.1 million, representing approximately 91 days of sales activity during Fiscal 2016.  Net accounts receivable totaled $1.6 million as of March 31, 2016, representing approximately 45 days of net retail sales activity at the average daily rate of sales recognized during Fiscal 2016.  The days of sales in receivables and inventory calculations can fluctuate, and are greatly impacted by our seasonality and the timing of sales and inventory receipts during the period.

Current operating liabilities increased $783,000 during Fiscal 2016, principally because of a $783,000 increase in accounts payable, accrued liabilities, including accrued interest, and customer deposits.  In the prior year period, current operating liabilities increased $1.3 million primarily due to increases in accounts payable and accrued liabilities, including accrued interest. Accounts payable as of March 31, 2016 totaled $1.7 million, representing approximately 30 days of daily expense activity at the average daily rate of expenses incurred during Fiscal 2016.

Net investment activity used $462,000 of cash, primarily due to purchases of equipment for use with our new manufacturers and products, as compared to cash used of $487,000 in the prior year.  Net financing activity, including the borrowing and repayment of debt, provided cash of $1.0 million during Fiscal 2016, as compared to cash provided of $53,000 in the prior fiscal year.

As of March 31, 2016, we had a cash balance of $1.4 million, of which $15,000 was restricted as collateral for our various corporate obligations.  This compares to a cash balance of $1.0 million as of March 31, 2015, of which $15,000 was restricted.

As of March 31, 2016 and March 31, 2015, the outstanding balance of our note payable and debt, including accrued interest, is as follows:

	For the Fiscal Years Ended March 31,
	2016	2015
(in thousands)
Notes payable-related party	$1,293	$207
Derivative warrant liability (see Note 3)	644	1,688
Sale of intellectual property liability (see Note 3)	160	208
Total debt	2,097	2,103
Less current portion	2,097	2,103
Long term debt	$-	$-

As of March 31, 2016, we have $1.0 million of debt requiring cash payments which was repaid in April 2016.  The remaining debt in the current liability is related to the Scotts Miracle-Gro transaction, for further information see Note 3 to our financial statements.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $1.4 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of March 31, 2016;
•	our cash of $700,000, ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 2, 2016;
•	continued support of, and extensions of credit by, our suppliers and previous lenders, including Scotts Miracle-Gro;
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August;
•	the level of spending necessary to support our planned initiatives; and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on acceptance of our products by retail distribution customers and the success of planned direct-to-consumer sales initiatives.

During Fiscal 2016 we took a number of actions to address our liquidity needs.  Most importantly, we concentrated on improving our margins in an effort to support our marketing efforts which will allow us to continue to increase our sales.  Specifically, we focused our efforts on generating general brand awareness and expanding our retail operations with key strategic retailers and better enhancing our relationships with those retailers to sell our products at the margins we believe are capable of generating growth.  During Fiscal 2016, our retail expansion continued and we have strategically limited the number of major retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  During Fiscal 2016, sales to Amazon represented 76.6% of our total net sales to retailers and approximately 50.1% of our total net sales.

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

In second quarter of Fiscal 2016, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro with a maturity date of April 15, 2016, and the principal amount was repaid in full on April 12, 2016. The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum, and was paid on May 9, 2016 in the form of 196,044 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan.  The funding provided general working capital and was used for the purpose of acquiring inventory to support our expansion into retail and its direct-to-consumer sales channels in advance of our peak selling season.

Based on these facts and assumptions, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next twelve months from the filing date of this report based on current cash on hand plus financing from Scotts Miracle-Gro similar to the last few years.  However, we may need to seek additional debt or equity capital to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to purchase inventory and incur other expenses in an attempt to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital.

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

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2016.

	Less than 1 year	1 -3 years	More than 3 years	Total
(in thousands)
Operating leases	$197	$-	$-	$197
Notes payable and long-term debt	2,097	-	-	2,097

Totals:	$2,294	$-	$-	$2,294

See Note 2, Note 3 and Note 7 to our financial statements for additional information related to our notes payable and long term debt and operating leases, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and the value of those. Due to the short-term nature of our cash equivalents, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income. However, as discussed above, if we acquire additional debt changes in the general level of market interest rates could impact our interest expense during the terms of future debt arrangements.  In this regard, interest on our Term Loan with Scotts Miracle-Gro was charged at the stated rate of 10% per annum, and was paid in May 2016 in the form of 196,044 shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Preferred Conversion Price on the date the Term Loan.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our assessment, management has concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

 Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of March 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2016 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

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

Name	Age	Position with AeroGrow
J. Michael Wolfe	57	President, Chief Executive Officer and Director
Grey H. Gibbs	49	SVP – Finance and Accounting
John K. Thompson	55	EVP, Sales & Marketing and Secretary

J. Michael Wolfe, age 57, has been a director since February 2011.  Mr. Wolfe became our Chief Operating Officer in January 2010, our President on February 9, 2011, and our Chief Executive Officer on March 31, 2011.  He previously served as Vice President of Operations since April 2006.  Prior to joining AeroGrow, Mr. Wolfe was an independent consultant.  From 1992 to 2002, he was President and Chief Operating Officer of Concepts Direct and was its Chief Executive Officer from 2000 to 2001.  At Concepts Direct, Mr. Wolfe oversaw the development, launch and operations of seven independent catalogues.  From 1987 to 1992, Mr. Wolfe served as Vice President of Wiland Services, Inc., a database management company where he oversaw the redesign of the company’s product line, its sales and investor relations.  The Board believes that Mr. Wolfe’s leadership experience, combined with his extensive direct-to-consumer marketing background, his executive experience at a variety of direct-to-consumer companies, and his knowledge of AeroGrow’s history and business, qualifies him to serve as a director.

Grey H. Gibbs, age 49, has been employed by AeroGrow since November of 2007.  He has served as Senior Vice President – Finance and Accounting since May 2015 and previously served as: (i) Vice President of Finance and Accounting from June 2014 to May 2015; (ii) Vice President of Accounting from February 2011 to June 2014; and (iii) Controller from November 2007 to June 2011.  Before joining AeroGrow, Mr. Gibbs was employed by Swift Company, an animal protein processor, as Director of Sarbanes-Oxley Compliance from 2006 to 2007 and Assistant Corporate Controller from 2004 to 2006.  From 2003 to 2004, Mr. Gibbs was the Chief Financial Officer of JCIT International, an educational and consulting firm in lean manufacturing.  From 1994 to 2002, Mr. Gibbs served in a range of strategic and financial roles for Agilent Technologies and Hewlett Packard, including New Product Introduction Program Manager, Outsourcing Program Manager, Site Finance Manager, Planning and Reporting Analyst and Senior Internal Auditor.  Mr. Gibbs was also an Audit Supervising Senior for KPMG LLP from 1991 to 1994.

John K. Thompson, age 55, became Executive Vice President of Sales and Marketing in April 2014.  Mr. Thompson joined AeroGrow in 2002 and has served in a variety of senior management positions at AeroGrow, including his position as Vice President of Marketing from October 2009 to April 2014.  Mr. Thompson also served as the Company’s International Division General Manager and Vice President of Investor Relations, and was instrumental in the research activities leading to the development and launch of the Company’s AeroGarden product line.  Prior to joining AeroGrow, Mr. Thompson was Director of Marketing for Productivity Point International, a direct marketing and direct sales company, and Sales and Marketing Manager for CareerTrack, a direct marketing company that sold personal and professional growth products to the consumer and commercial markets.

Board of Directors

Our Board of Directors oversees the management of AeroGrow on your behalf. Among other things, the Board reviews our long-term strategic plans and exercises direct decision-making authority on key issues, including the appointment of our executive officers and setting the scope of their authority in managing AeroGrow’s day-to-day operations.  Our Board is currently comprised of Jack J. Walker (Chairman), Michael S. Barish, Wayne E. Harding III, Chris Hagedorn and J. Michael Wolfe.  Biographical information about Mr. Wolfe is contained above under the caption heading “Executive Officers.”  Biographical information for Messrs. Barish, Hagedorn, Harding and Walker is presented below.

Jack J. Walker, age 81, has been a director since February 2006, and became Chairman of the Board in July 2008.  Mr. Walker served as President from January 2010 until February 9, 2011and as our Chief Executive Officer from January 2010 until March 31, 2011.  Mr. Walker has been the Managing Member of Walker Enterprises LLLP, and its predecessors, a real estate investment and development company, since 1980.  During that time he has developed in excess of $500 million of commercial real estate in California, Colorado, Arizona and Texas.  He serves on the Board of Pathogen Systems, Inc. and is an advisor to several start-up companies.  Mr. Walker is an English Solicitor and began his career in 1956 in London, England.  In 1968, Mr. Walker founded English & Continental Property Company, and served as Joint Managing Director of this commercial property development company, which operated in Europe with over 200 staff, until its sale to the Post Office Pension Fund in 1973.  From 1973, Mr. Walker controlled several English listed companies, including Charles Spreckly Industries, Town & Commercial Properties and Associated Development Holdings, with worldwide interests and over 3,500 employees.  Mr. Walker served as a director of supermarket group Megafoods Stores, Inc. from 1987 to 1993, and was Chief Financial Officer for part of that time.  Mr. Walker serves as a director of and advisor to various civic and charitable organizations.  The Board believes that Mr. Walker's extensive executive leadership experience, combined with his international and entrepreneurial business background and broad range of knowledge of AeroGrow's history and business, among other factors, qualifies him to serve as a Director and Chairman of the Board.

Michael S. Barish, age 76, has been a director since July 2009.  Mr. Barish co-founded Lazarus Investment Partners LLLP, a private investment partnership focused on microcap stocks, in 2003, and served as the fund’s Chief Investment Officer until his retirement in June 2009.  In 1973, Mr. Barish founded Cambiar Investors and grew the firm’s assets from less than $1 million in 1973 to over $2.3 billion upon his retirement in 2001.  The Board believes that Mr. Barish’s experience as a chief investment officer, particularly his specialized focus on microcap stocks, qualifies him to serve as a director.

Chris J. Hagedorn, age 31, has been a director since April 2013.  Mr. Hagedorn was appointed the General Manager of The Hawthorne Gardening Company in October 2014 and was previously appointed Director of Indoor Gardening at Scotts Miracle-Gro in May of 2013. From 2011 to 2013, Mr. Hagedorn served as a Marketing Manager for the North Region at Scotts Miracle-Gro. Between 2007 and 2010, Mr. Hagedorn served as a Copywriter at ML Rogers Agency after graduation with a bachelor’s degree from Bowdoin College. Mr. Hagedorn was appointed to the Board by Scotts Miracle-Gro pursuant to a condition to the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allows Scotts Miracle-Gro, as holder of the Series B Preferred Convertible Stock, to appoint one member to the Board of Directors for so long as the Warrant remains outstanding.  For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3. “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.   The Board believes that Mr. Hagedorn’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.  Mr. Hagedorn is the son of James Hagedorn, the Chief Executive Officer and Chairman of the Board of The Scotts Miracle-Gro Company (NYSE: “SMG”).

Wayne E. Harding III, age 61, has been the Chief Financial Officer of Two Rivers Water & Farming Company (“Two Rivers”), a publicly traded company (OTC QB: TURV) that acquires and develops high yield irrigated farmland and the associated water rights in the western United States, since September 2009, and previously served as the controller of Two Rivers, beginning in July 2008.  Prior to joining Two Rivers, Mr. Harding served as vice president business development of Rivet Software since December 2004.  Mr. Harding was the principal of Wayne Harding & Company P.C., a financial consulting organization, from August 2000 to December 2004 and also served from 2000 until August 2002 as the director-business development of CPA2Biz.  Mr. Harding also served on the Board, and was chair of the Governance, Compensation and Nominating Committee and the Audit Committee, for AeroGrow from 2005 – 2007.  Mr. Harding holds an active CPA license in Colorado and a CGMA (Charter Global Management Accountant) designation.  He received his BS and MBA degrees from the University of Denver.  He previously served on the American Institute of CPAs (AICPA) Council, is a past-President of the Colorado Society of CPAs, and was the recipient of the prestigious AICPA Special Recognition Award for his early involvement in developing the AICPA XBRL project.   The Board believes that Mr. Harding’s experience as a Chief Financial Officer of a public company, as a CPA, and as a former Board member of AeroGrow qualifies him to serve as a director.

Board Committees and Meetings

We have established two standing committees so that certain matters can be addressed in more depth than may be possible in a full Board meeting: an Audit Committee and a Governance, Compensation and Nominating Committee.  The two committees each operate under a written charter.

Audit Committee.  The current members of our Audit Committee are Mr. Harding (chairman), Mr. Barish, Mr. Hagedorn and Mr. Walker.  The members were elected to the committee, and the chairman was appointed by the Board.  The Board has determined that Messrs. Harding and Barish are considered “audit committee financial experts,” as defined by Item 407(d)(5)(ii) of Regulation S-K, due to their extensive financial background and experience (as summarized in the biographical information for Messrs. Harding and Barish disclosed above).  The Board has affirmatively determined that Mr. Harding is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines.  Due to their positions as significant stockholders of AeroGrow, Messrs. Hagedorn and Walker are not independent directors.  The Audit Committee’s charter provides that the committee shall:

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

Meetings.  During the fiscal year ended March 31, 2016 the Board held nine meetings.  A quorum of directors attended all of the meetings held by the Board during the period that he served as a director of AeroGrow.  Also during the fiscal year ended March 31, 2016, the Audit Committee held four meetings and the Governance, Compensation and Nominating Committee held two meetings.  Only one meeting did not include all the members of the Board otherwise each committee member attended all of the committee meetings held during the period that he served as a committee member.

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

Board Structure and Risk Oversight

Jack J. Walker serves as the Chairman of the Board and J. Michael Wolfe serves as President, Chief Executive Officer and a director.  Mr. Walker is one of the largest investors in AeroGrow and his financial support was instrumental in allowing AeroGrow to persevere through a very difficult economic period. He is involved in setting the strategic direction for the Company.  Mr. Wolfe has responsibility for our day-to-day operations, as well as for helping set our strategic directions.

Our Board has overall responsibility for risk oversight. Throughout the year, the Board dedicates a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic and operational risks are presented and discussed in the context of the President’s report on operations to the Board at regularly scheduled board meetings and at presentations to the Board by our other employees and consultants. The Board’s risk oversight process builds upon management’s risk assessment and mitigation processes. The small size of AeroGrow allows our Board to develop in-depth knowledge of different facets of the business. This in-depth knowledge, coupled with exposure to and frequent communication with our management, assists the Board in performing its oversight responsibilities, including risk management, in an effective manner.

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

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended March 31, 2016, all such filings required to be made by our Section 16 insiders were timely filed in accordance with the requirements of the Exchange Act except for the following:  (i) a report filed by SMG Growing Media, Inc. on July 14, 2015, relating to a dividend, royalty and brand license fee paid in common stock, was filed one-day late on July 17, 2016; (ii) the reports filed on behalf of Messrs. Barish, Gibbs, Harding, Thompson, Walker and Wolfe, relating to the annual grant of stock options on August 20, 2015, were filed late on June 10, 2016; and (iii) a report filed on behalf of Mr. Barish, relating to a common stock purchase on September 11, 2015, was filed late on June 10, 2016.
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

We compensate our executives through a mix of base salary, bonus, and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.  In making compensation decisions, the Governance, Compensation and Nominating Committee, may compare certain elements of total compensation against other comparable publicly traded and privately held companies that compete in our markets.  A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy mentioned above.  There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  Rather, the Governance, Compensation and Nominating Committee reviews information such as that referenced above with respect to our peers and our major shareholder, SMG, Scotts Miracle-Gro, to determine the appropriate level and mix of incentive compensation.  Income from such incentive compensation is realized as a result of the performance of AeroGrow or the individual, depending on the type of award.

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

In Fiscal 2016, the principal components of compensation for executive officers were:

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

Performance-Based Annual Incentive Compensation

Though markets dictate that base salaries must be competitive, we are moving toward basing a greater proportion of our executive compensation on the achievement of measurable individual and company results through the award of annual incentive bonuses.  These bonuses are often tied to performance against AeroGrow’s EBITDA objectives.  By increasing variable pay as a percentage of total compensation, the Governance, Compensation and Nominating Committee believes that executive compensation will be more aligned with value delivered to our stockholders.  This limits fixed costs and also results in higher pay occurring only in years when merited by high performance.  Due to company-wide improvements on sales and operations, we paid an aggregate of $21,000 in discretionary cash bonuses to our Named Executive Officers in Fiscal 2016.  We accrued $50,000 in performance-based bonuses during Fiscal 2016 for payments that are to be paid to our Named Executive Officers during Fiscal 2017.

Long Term Stock-Based Compensation

This category of awards covers options granted to executives out of our 2005 Equity Compensation Plan the “2005 Plan”), and that vest over time, at different rates for different executives.  Because these awards vest over time and become more valuable to the recipient only as our stock price increases, the Governance, Compensation and Nominating Committee believes these are a useful form of long-term incentive compensation, with the potential to directly align the interests of shareholders and management.  During Fiscal 2016, we granted options to purchase 122,042 shares of common stock under the 2005 Plan.  For more details about outstanding stock options held by our Named Executive Officers, please refer to the table below entitled “Outstanding Equity Awards at Fiscal Year End.”

At March 31, 2016, options to purchase 141,000 shares of our common stock were unvested. These options will result in up to $152,000 of compensation expense as they vest over the next 16 months.

Executives and Employment Arrangements

The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us during Fiscal 2016, to our Named Executive Officers who were employed by AeroGrow as of March 31, 2016.

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

Summary Compensation Table

 The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2016 and Fiscal 2015:

Name and Principal Position	Fiscal Year	Salary Paid		Bonus	Stock Awards	Option Awards (1)		All Other Compensation		Total

J. Michael Wolfe, Director, President and CEO (2)	2016	$248,076	(3)	$12,191	$-	$56,953	(5)	$9,000	(4)	$326,220
	2015	$240,743	(3)	$102	$-	$112,860	(6)	$9,000	(4)	$362,705
John K. Thompson, EVP, Sales and Marketing	2016	$182,616	(3)	$9,092	$-	$34,172	(7)	$-		$225,880
	2015	$177,496	(3)	$146	$-	$58,140	(8)	$-		$235,782
Grey H. Gibbs, SVP of Finance and Accounting	2016	$147,857	(3)	$5,229	$-	$11,390	(9)	$-		$164,476
	2015	$139,327	(3)	$146	$-	$25,650	(10)	$-		$165,123

(1)	Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.

(2)	Mr. Wolfe did not receive compensation for his service on the Board of Directors.

(3)
Salaries are computed and disclosed on a cash basis.  The executive officers did receive a pay increase in Fiscal 2016 (as determined by the employment agreements with respect to Messrs. Wolfe and Thompson).

(4)	Beginning in March 2012, Mr. Wolfe was paid $750 per month in accordance with his employment agreement.

(5)
On August 20, 2015, Mr. Wolfe was granted options to purchase 67,801 shares of our common stock at an exercise price of $1.55 per share.  These options vest quarterly over a two year period and have a five-year term.

(6)
On August 7, 2014, Mr. Wolfe was granted options to purchase 33,000 shares of our common stock at an exercise price of $5.31 per share.  These options vest quarterly over a two year period and have a five-year term.

(7)
On August 20 2015, Mr. Thompson was granted options to purchase 40,681 shares of our common stock at an exercise price of $1.55 per share.  These options vest quarterly over a two year period and have a five-year term.

(8)
On August 7 2014, Mr. Thompson was granted options to purchase 17,000 shares of our common stock at an exercise price of $5.31 per share.  These options vest quarterly over a two year period and have a five-year term.

(9)
On August 20, 2015, Mr. Gibbs was granted options to purchase 13,560 shares of our common stock at an exercise price of $1.55 per share.  These options vest quarterly over a two year period and have a five-year term.

(10)
On August 7, 2014, Mr. Gibbs was granted options to purchase 7,500 shares of our common stock at an exercise price of $5.31 per share.  These options vest quarterly over a two year period and have a five-year term.

The following table provides information with respect to the Named Executive Officers concerning unexercised stock options held by them at March 31, 2016.  During the year ended March 31, 2016, some options granted to the Named Executive Officers were exercised.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Exercise Price per Share	Expiration Date
J. Michael Wolfe	175	-		$2.20	31-Oct-2018
J. Michael Wolfe	50	-		$2.20	31-Oct-2018
J. Michael Wolfe	100	-		$2.20	31-Oct-2018
J. Michael Wolfe	2,500	-		$2.20	31-Oct-2018
J. Michael Wolfe	32,307	-		$1.01	8-Feb-2018
J. Michael Wolfe	66,158	-		$2.20	9-Oct-2018
J. Michael Wolfe	27,500	5,500	(1)	$5.31	7-Aug-2019
J. Michael Wolfe	22,060	45,201	(2)	$1.55	20-Aug-2020
John K. Thompson	39,049	-		$1.01	8-Feb-2018
John K. Thompson	46,000	-		$2.20	9-Oct-2018
John K. Thompson	14,164	2,836	(1)	$5.31	7-Aug-2019
John K. Thompson	13,560	27,121	(2)	$1.55	20-Aug-2020
Grey H. Gibbs	7,383	-		$1.01	8-Feb-2018
Grey H. Gibbs	8,750	-		$2.20	9-Oct-2018
Grey H. Gibbs	6,252	1,248	(1)	$5.31	7-Aug-2019
Grey H. Gibbs	4,520	9,040	(2)	$1.55	20-Aug-2020

(1) Stock options granted on August 7, 2014 have an exercise price of $5.31 per share and vest quarterly over a two year period.
(2) Stock options granted on August 20, 2015 have an exercise price of $1.55 per share and vest quarterly over a two year period.

Compensation Committee Interlocks and Insider Participation

Disclosure under this section is not required for a “smaller reporting company.”

Report of the Compensation Committee

Disclosure under this section is not required for a “smaller reporting company.”

Director Compensation

The following table provides information on AeroGrow’s compensation practices during the fiscal year ended March 31, 2016 for non-employee directors:

Non-Employee Director Meeting Fee and Retainer Information

Annual retainer for all non-employee directors	$5,000
Additional annual retainer for Board Chairman	$10,000
Additional annual retainer for Audit Committee Chairman	$5,000
Additional annual retainer for Governance, Compensation, and Nominating Committee Chairman	$5,000
Stock options granted for annual service on the Board by non-employee directors (1)	40,680
Stock options granted for annual service on the Audit Committee (1)	-
Stock options granted for annual service on the Governance, Compensation, and Nominating Committee (1)	-
Additional stock options granted for annual service as Board Chairman (1)	-
Reimbursement for expenses attendant to Board membership	Yes
Payment for Board meetings attended in person or held telephonically	$1,000
Payment for Board meetings attended in person or held telephonically by the Board Chairman	$2,000

(1)
The options vest pro-rata monthly (one-twelfth per month) on the last day of each month throughout the term of service.  If a director is unable to finish his or her term of service by reason of death or disability, the director options vest immediately.

Only Messrs. Barish, Harding, and Walker received non-employee director compensation during the fiscal year ended March 31, 2016.  J. Michael Wolfe served as an employee during the fiscal year ended March 31, 2016 and therefore, was not eligible to receive cash and equity compensation as non-employee directors.  Chris J. Hagedorn, a full-time employee of The Scotts Miracle-Gro Company, was appointed to the Board and to both committees of the Board in April 2013.  Under the terms of the Scotts Miracle-Gro transaction, Mr. Hagedorn is not entitled to receive non-employee Board compensation.  We maintain $10 million of director and officer liability insurance and we have entered into indemnification agreements with each director.

Summary of Board and Committee Composition

Current Directors	Board	Audit	Governance, Compensation, and Nominating
Jack J. Walker, Chairman and Director	X	X	X
Michael S. Barish, Director	X	X	X
Chris J. Hagedorn (1)	X	X	X
Wayne E. Harding III, Director	X	X
J. Michael Wolfe, Director	X

(1)	Chris J. Hagedorn was appointed to the Board and to both committees of the Board in April 2013.

Director Compensation Table during Fiscal 2016

The following table sets forth information regarding all forms of compensation received by members of our Board of Directors during Fiscal 2016:

Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Warrant Awards	All Other Compensation	Total
Jack J. Walker, Chairman	$33,000	$-	$15,187	$-	$-	$48,187
Michael S. Barish, Director	$14,000	$-	$9,492	$-	$-	$23,492
Wayne E. Harding, III, Director (2)	$18,000	$-	$9,492	$-	$-	$27,492
J. Michael Wolfe, President, CEO and Director (3)	$-	$-	$-	$-	$-	$-
Chris J. Hagedorn (4)	$-	$-	$-	$-	$-	$-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of June 6, 2016 regarding our common stock owned of record or known by the Company to be owned beneficially by: (i) each director, (ii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), (iii) all those known by the Company to beneficially own more than 5% of the Company’s common stock, and (iv) all directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security under SEC Rule 13d-3 if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  For purposes of calculating percent of class ownership, the table below assumes a total of 7,696,010 shares of common stock outstanding.  However, shares of our common stock subject to convertible preferred stock, warrants and stock options that are convertible or exercisable within 60 days of June 6, 2016 are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible preferred stock, warrants and stock options, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Number of Common Shares Acquirable Within 60 Days (2)	Percent Beneficial Ownership

5% Stockholders

The Peierls Foundation, Inc. and Related Parties (3)	930,408	-	12.09%
Jack J. Walker (4), (5)	986,619	3,013	12.42%
SMG Growing Media, Inc. (6), (9)	1,522,584	23,848,314	80.00%

Directors and Named Executive Officers

Jack J. Walker (4), (5)	986,619	3,013	12.42%
Michael S. Barish (5), (7)	365,444	1,883	4.72%
Chris J. Hagedorn (8)	-	-	*
Wayne E. Harding III (5)	26,067	1,883	*
J. Michael Wolfe (5)	202,290	8,400	2.67%
Grey H. Gibbs	28,659	1,754	*
John K. Thompson (5)	119,249	4,808	1.59%

All AeroGrow Named Executive Officers and Directors as a Group (6 Persons)	1,728,328	21,741	22.39%

*	Represents less than 1% of our outstanding common stock as of June 6, 2016.
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
(6)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13D filed with the SEC on May 2, 2013, Form 4 filed on August 7, 2014, Schedule 13D filed on April 27, 2015, and Schedule 13D filed on May 9, 2016. SMG Growing Media, Inc. is a wholly-owned subsidiary of The Scotts Miracle-Gro.  The address of SMG Growing Media, Inc. and The Scotts Miracle-Gro is 14111 Scottslawn Road, Marysville, Ohio 43041.  The shares beneficially owned by SMG Growing Media, Inc. include shares of common stock issuable upon conversion of Series B Convertible Preferred Stock issued on April 22, 2013.  The ownership does not include the number of shares issuable upon exercise of the warrant as the number of shares are unknown and the warrant is not exercisable until the third anniversary date of the agreement which at the earliest is April 22, 2016.  In June 2016, representatives of Scotts Miracle-Gro informed the Company’s management team and Board of Directors of its intent to exercise some or all of the Warrant prior to December 31, 2016.  For further information refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

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

(9)	The number referenced as acquirable within 60 days assumes the warrant was exercised as of June 6, 2016.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of March 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans	655,995	$2.13	12,849,005
Equity compensation plans not approved by security holders	-	$-	-
Total	655,995	$2.13	12,849,005

At March 31, 2016 the Company has granted options for 141,000 shares of the Company’s common stock that are unvested that will result in $152,000 of compensation expense if and when they vest over the next 16 months.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Parties

Since April 1, 2015, the beginning of Fiscal 2016, our Board of Directors reviewed and did not object to any of the related party transactions reported in this Annual Report on Form 10-K. Our Board recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore follows the procedures as described below to address such risks.

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

During the fiscal year ended March 31, 2016, subsequent to year end, and in prior years, we relied upon a variety of debt funding sources to meet our liquidity requirements, including transactions that: (i) involved members of our Board, management team and certain stockholders that beneficially own more than five percent of our outstanding voting securities and (ii) are required to be disclosed pursuant to Item 404 of Regulation S-K.  In each case, these related parties received the same terms and conditions as other third-party investors.  These transactions are disclosed above under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation– Liquidity and Capital Resources” and in Note 2, “Notes Payable and Long Term Debt,” Note 6 “Related Party Transactions,” and Note 8 “Stockholders’ Equity,” to our financial statements.

Board Independence

Our common stock trades on the OTCQB market tier and we are considered to be a “smaller reporting company” under applicable SEC rules.  As such, we are not currently subject to corporate governance standards of other listed companies, which require, among other things, that the majority of the board of directors be independent.  Because we are not currently subject to corporate governance standards defining the independence of our directors, we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that Mr. Harding is the only independent member of our Board of Directors during Fiscal 2016.  Mr. Harding currently serves as the Chairman of the Audit Committee.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of the Independent Registered Public Accountants

Aggregate fees billed by EKS&H LLLP for the fiscal years ended March 31, 2016 and 2015 are as follows:

	For the Fiscal Years Ended March 31,
	2016	2015
(in thousands)
EKS&H
Audit Fees	99	95
Audit Related Fees	1	2
Tax Fees	-	-
All Other Fees	-	-
Total EKS&H	100	97

Grand Total	$100	$97

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

Tax fees:  This category consists of professional services rendered primarily in connection with our tax planning and compliance activities, including the preparation of tax returns. Although we did incur $12,000 and $11,000 in tax fees during Fiscal 2016 and 2015, respectively, we did not engage EKS&H for any tax services.

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

The Audit Committee’s policy is to pre-approve all audit and non-audit services, other than de minimis non-audit services, provided by the independent registered public accounting firm.  In this regard, all fees incurred in Fiscal 2015 and Fiscal 2016, as disclosed above under the caption “Fees of the Independent Registered Public Accountants,” were pre-approved by the Audit Committee.  These services may include, among others, audit services, audit-related services, tax services, and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular services or categories of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

AEROGROW INTERNATIONAL, INC., A NEVADA CORPORATION

Date: June 15, 2016	By:	/s/ J. Michael Wolfe
J. Michael Wolfe
Title
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint either of J. Michael Wolfe or Grey H. Gibbs, with full power of substitution and full power, to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of June 2016.

Signature	Title	Date

/s/ JACK J. WALKER	Chairman of the Board	JUNE 15, 2016
Jack J. Walker

/s/ J. MICHAEL WOLFE	President and Chief	JUNE 15, 2016
J. Michael Wolfe	Executive Officer

/s/ GREY H. GIBBS	Senior Vice- President – Finance and Accounting	JUNE 15, 2016
Grey H. Gibbs	(Principal Accounting Officer)

/s/ MICHAEL S. BARISH	Director	JUNE 15, 2016
Michael S. Barish

/s/ WAYNE E. HARDING III	Director	JUNE 15, 2016
Wayne E. Harding III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying balance sheets of AeroGrow International, Inc. (the “Company”) as of March 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

June 15, 2016
Denver, Colorado

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
	2016	2015
(in thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,401	$1,015
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $14 and $10 at March 31, 2016 and 2015, respectively	1,577	1,300
Other receivables	232	214
Inventory, net	3,149	2,603
Prepaid expenses and other	196	144
Total current assets	6,570	5,291
Property and equipment, net of accumulated depreciation of $3,652 and $3,284 at March 31, 2016 and 2015, respectively	620	525
Intangible assets, net	2	2
Deposits	156	156
Total assets	$7,348	$5,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,733	$1,641
Accrued expenses	964	816
Customer deposits	352	30
Deferred rent	1	1
Notes payable – related party	1,293	207
Derivative warrant liability	644	1,688
Debt associated with sale of IP	160	208
Total current liabilities	5,147	4,591
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 issued and outstanding at March 31, 2016 and 2015	3	3
Common stock, $.001 par value, 750,000,000 shares authorized, 7,499,966 and 6,563,518 shares issued and outstanding at March 31, 2016 and 2015, respectively	7	6
Additional paid-in capital	84,129	82,101
Stock dividend to be distributed	2,391	1,715
Accumulated deficit	(84,329)	(82,442)
Total stockholders' equity	2,201	1,383
Total liabilities and stockholders' equity	$7,348	$5,974

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years ended March 31,
	2016	2015
(in thousands, except per share data)
Net revenue	$19,612	$17,912
Cost of revenue	12,618	12,367
Gross profit	6,994	5,545

Operating expenses
Research and development	480	389
Sales and marketing	5,410	3,895
General and administrative	2,403	2,088
Total operating expenses	8,293	6,372

Loss from operations	(1,299)	(827)

Other income (expense), net
Fair value changes in derivative warrant liability	1,044	842
Interest expense – related party	(293)	(207)
Other (expense) income, net	(5)	1
Total other income (expense), net	746	636

Net loss	$(553)	$(191)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	(675)	(1,355)
Net loss attributable to common shareholders	$(1,228)	$(1,546)

Net loss per common share, basic and diluted	$(0.18)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	6,666	5,847

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional	Stock dividend		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	to be	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	distributed	(Deficit)	Equity
Balances, March 31, 2014	2,649,007	$3	6,129,326	$6	$79,563	$1,456	$(80,134)	$894
Common stock dividend distribution issued in connection with Scotts Miracle-Gro agreement	-	-	390,092	-	1,383	(1,095)		288
Warrants issued to consultants	-	-	-	-	37	-	-	37
Exercise of stock options	-	-	44,100	-	53	-	-	53
Stock options issued under equity compensation plans	-	-	-	-	302	-	-	302
Stock dividend to be distributed	-	-	-	-	763	1,354	(2,117)	-
Net (loss)	-	-	-	-	-	-	(191)	(191)
Balances, March 31, 2015	2,649,007	$3	6,563,518	$6	$82,101	$1,715	$(82,442)	$1,383
Common stock dividend distribution issued in connection with Scotts Miracle-Gro agreements	-	-	936,448	1	1,318	(679)	(224)	416
Stock options issued under equity compensation plans	-	-	-	-	276	-	-	276
Stock dividend to be distributed	-	-	-	-	434	1,355	(1,110)	679
Net (loss)	-	-	-	-	-	-	(553)	(553)
Balances, March 31, 2016	2,649,007	$3	7,499,966	$7	$84,129	$2,391	$(84,329)	$2,201

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2016	2015
(in thousands)
Cash flows from operating activities:
Net (loss)	$(553)	$(191)
Adjustments to reconcile net (loss) to cash and cash equivalents used by operations:
Issuance of stock options under equity compensation plans	276	302
Issuance of common stock warrants	-	37
Depreciation and amortization expense	368	260
Bad debt expense	4	5
Fair value remeasurement of derivative warrant liability	(1,044)	(842)
Accretion of debt associated with sale of intellectual property	(48)	(50)
Amortization of debt issuance costs	-	-
SMG intellectual property royalty and branding license	959	837
Change in operating assets and liabilities:
(Increase) in accounts receivable	(281)	(732)
(Increase) in other receivable	(18)	(27)
(Increase) in inventory	(546)	(1,292)
(Increase) decrease in prepaid expenses and other current assets	(52)	162
(Increase) in deposits	-	(11)
Increase in accounts payable	21	539
Increase in accrued expenses	148	510
Increase in accrued interest – related party	293	207
Increase in customer deposits	322	30
(Decrease) in deferred rent	-	(2)
Net cash and cash equivalents used by operating activities	(151)	(258)
Cash flows from investing activities:
Purchases of equipment	(463)	(487)
Net cash and cash equivalents provided (used) by investing activities	(463)	(487)
Cash flows from financing activities:
Proceeds from notes payable – related party	6,000	4,500
Repayments of notes payable – related party	(5,000)	(4,500)
Proceeds from exercise of stock options	-	53
Net cash provided by financing activities	1,000	53
Net increase (decrease) in cash and cash equivalents	386	(692)
Cash and cash equivalents, beginning of period	1,015	1,707
Cash and cash equivalents, end of period	$1,401	$1,015
(continued on next page)

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2016	2015
Interest paid in cash	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued on notes payable – related party	$207	$-
Change in fair value of SMG intellectual property royalty, branding license and shares for interest on loan	$1,043	$-
Change in fair value of stock dividends accrued on convertible preferred stock	$161	$1,355
Decrease in accrued stock to be issued due to issuance of SMG shares for intellectual property, branding license and preferred stock dividend	$887	$288

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

Liquidity and Basis of Presentation

As shown in the accompanying financial statements, we have incurred net losses of $553,000 and $191,000 for the years ended March 31, 2016 and 2015, respectively, and have an accumulated deficit of $84.3 million as of March 31, 2016.  As more fully discussed in the Liquidity and Capital Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has developed sources of funding that management believes are sufficient to support the Company’s operating plan for the fiscal year ending March 31, 2017.  The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the effect of cost reduction programs, and the state of the general economic environment in which the Company operates.  There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.

We may seek additional debt or equity capital during the fiscal year ending March 31, 2017 to address the seasonal nature of our working capital needs, and to enable us to increase the scale of our business.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances based on current cash on hand plus financing from Scotts Miracle-Gro similar to the last few years, and cash flow from operations.  There can be no assurance we will be able to raise additional capital.  As part of our efforts to seek additional funding of our operations, in April 2013, we entered into a strategic alliance with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro Company, a worldwide marketer of branded consumer lawn and garden products (“Scotts Miracle-Gro”).  As part of the strategic alliance, in April 2013 Scotts Miracle-Gro (i) acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock and a warrant to purchase shares of the Company’s common stock for an aggregate purchase price of $4.0 million; and (ii) purchased all of the Company’s intellectual property associated with hydroponic products, other than the AeroGrow and AeroGarden trademarks, for $500,000.  Additionally, we entered into a $6.0 million Term Loan with Scotts Miracle-Gro on July 6, 2015.  For further information on the debt arrangement with Scotts Miracle-Gro, please see Note 2 “Notes Payable and Long Term Debt” and the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates will occur in the near term and such change could be material as information becomes available.  Our estimates include the derivative warrant liability, warranty and return reserves and allowances for sales and cooperative advertising.

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average shares of common stock outstanding for the period.  Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented.  Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  For the years ended March 31, 2016 and 2015, the Company had 3.7 million (including preferred stock), and 3.7 million, respectively, of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

As of March 31, 2016, employee stock options to purchase approximately 103,000 shares of common stock and warrants to purchase approximately 394,000 shares of common stock were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive in the periods presented.

 Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2016 and 2015.

Restricted Cash
The Company has secured activity related to its corporate credit card purchase account with a restricted money market account.   The balance in this account as of March 31, 2016 and March 31, 2015 was $15,000.

Concentrations of Risk
ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of March 31, 2016.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the year ended March 31, 2016, the Company had one customer, Amazon.com, who represented 50.1%, of the Company’s net revenue.  For the year ended March 31, 2015, the Company had two customers, Amazon.com and Wal-Mart Stores, who represented 32.5%, and 14.6%, respectively, of the Company’s net revenue.

Suppliers:
For the year ended March 31, 2016, the Company purchased inventories and other inventory related items from one supplier totaling $7.0 million representing 55.2% of cost of revenue.  For the year ended March 31, 2015, the Company purchased inventories and other inventory related items from three suppliers totaling $4.6 million, $1.8 million, and $1.2 million representing 37.2%, 14.6%, and 10.1% of cost of revenue, respectively.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, shipping, labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations.

Account Receivables:
As of March 31, 2016, the Company had two customers, Amazon.com and QVC, which represented 35.3% and 22.1%, respectively, of outstanding accounts receivable.  As of March 31, 2015, the Company had five customers, Amazon.com, Wal-Mart Stores, QVC, Costco.com and Wal-Mart.com, that represented 54.2%, 21.1%, 14.8%, 14.6% and 11.1%, of outstanding accounts receivable.  Management believes that all receivables from these customers are collectible.

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

The carrying value of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2016 and March 31, 2015 due to the relatively short-term nature of these instruments.

The Company has three liabilities for which the fair value is determined by Level 3 inputs: (1) Notes payable – related party; (2) sale of intellectual property liability; and (3) derivative warrant liability.  As discussed below in Notes 2 and 3, each of these liabilities was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of March 31, 2016 and March 31, 2015, the fair value of the note payable and the sale of intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  The Company also issued a derivative warrant liability that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, would constitute 80% of the Company’s outstanding capital stock.  The Company accounts for the warrant as a liability and measures the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant is exercised or expires.  As of March 31, 2016 and March 31, 2015, the fair value of the warrant was $644,000 and $1.7 million, respectively. As of March 31, 2016 and 2015, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition, except for the derivative warrant liability.  The table below summarizes the fair value and carry value of each Level 3 category liability:

	March 31, 2016		March 31, 2015
	Fair Value	Carry Value	Fair Value	Carry Value
(in thousands)
Liabilities
Notes payable-related party	$1,277	$1,293	$207	$207
Derivative warrant liability	644	644	1,688	1,688
Sale of intellectual property liability	117	160	145	208
Total	$2,038	$2,097	$2,040	$2,103

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets.  Office equipment and computer hardware are depreciated over five years.  Tooling is depreciated over three years. Leasehold improvements are being amortized over the life of the lease.

Property and equipment consist of the following:

	March 31,	March 31,
	2016	2015
(in thousands)
Manufacturing equipment and tooling	$3,243	$2,852
Computer equipment and software	562	490
Leasehold improvements	116	116
Other equipment	351	351
	4,272	3,809
Less: accumulated depreciation	(3,652)	(3,284)
Property and equipment, net	$620	$525

Depreciation expense for the years ended March 31, 2016 and 2015, was $368,000, and $260,000, respectively.

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

Intangible assets consist of the following:

	March 31,	March 31,
	2016	2015
(in thousands)
Trademarks	2	2
	2	2
Less: accumulated amortization	-	-
Intangible assets, net	$2	$2

Amortization expense for the years ended March 31, 2016 and 2015, was less than $1,000, respectively.

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

Inventory
Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value. When the Company is the manufacturer, raw materials, labor and manufacturing overhead are included in inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.

	March 31,	March 31,
	2016	2015
(in thousands)
Finished goods	$2,372	$1,919
Raw materials	777	684
	$3,149	$2,603

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2016 and 2015, the Company had reserved $285,000 and $267,000, respectively, for inventory obsolescence.

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

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor.  This reserve is equal to 5% of the credit card sales processed during the previous six months. As of March 31, 2016 and March 31, 2015, the balance in this reserve account was $232,000 and $214,000, respectively.

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

Advertising expenses for the years ended March 31, 2016 and March 31, 2015, were as follows:

	Fiscal Year Ended March 31,
	2016	2015
(in thousands)
Direct-to-consumer	$708	$890
Retail	1,598	871
Other	721	40
Total advertising expense	$3,027	$1,801

As of March 31, 2016 and March 31, 2015, the Company had deferred $24,000 and $48,000, respectively, related to such media and advertising costs, which include the catalogue cost described above and commercial production costs.  The costs are included in the prepaid expenses and other line of the balance sheet.

Research and Development
Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock-Based Compensation
The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards.  For the years ended March 31, 2016 and March 31, 2015, equity compensation in the form of stock options and grants of restricted stock that vested totaled $276,000 and $302,000, respectively, and is included in the accompanying statements of operations in the following categories:

	Years ended
	March 31, 2016	March 31, 2015
(in thousands)
General and administrative	$90	$158
Sales and marketing	186	144
Total	$276	$302

Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude that it is “more likely than not” that the value of such asset will be realized.  As of March 31, 2016 and March 31, 2015, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following: (i) a product is shipped under an agreement with a customer; (ii) risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate revenue reductions based on industry experience the number of customers who will actually redeem the incentive.  At March 31, 2016 and March 31, 2015, the Company had accrued $151,000 and $110,000 respectively, as its estimate for the foregoing deductions and allowances.  These items are included in the accrued expenses line of the balance sheets.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Based upon the foregoing, the Company has recorded as of March 31, 2016 and March 31, 2015 a provision for potential future warranty costs of $117,000 and $58,000, respectively.  These warranty expenses are included in the accrued expenses line of the balance sheets.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments to us by such customers.  As of March 31, 2016 and March 31, 2015, the Company has recorded a reserve for customer returns of $197,000 and $119,000, respectively.  These items are included in the accrued expenses line of the balance sheets.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue and are capitalized in inventory until the inventory is sold. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges paid by customers are included in net revenue.

Deferred Rent
As of March 31, 2016 and March 31, 2015, the Company had recorded deferred rent in the amount of $1,000, respectively, based on the difference between straight-line rent expense recorded and the rent payment obligation.

Segments of an Enterprise and Related Information
GAAP utilizes a management approach based on allocating resources and assessing performance as the source of the Company's reportable segments.  GAAP also requires disclosures about products and services, geographic areas and major customers.  At present, the Company operates in one segment.

New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized in the Company’s financial statements.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its financial statements.  The Company has early adopted this ASU and had no material impact on our financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management has early adopted ASU 2015-11 and notes no material impact on the Company's financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Note 2 – Notes Payable and Long Term Debt

We relied upon a variety of debt funding sources to meet our liquidity requirements during the fiscal years ended March 31, 2016 and 2015, as summarized below:

	March 31,	March 31,
	2016 (in thousands)	2015 (in thousands)
Notes Payable –related party	$1,293	$207
Derivative warrant liability (see Note 3)	644	1,688
Sale of intellectual property liability (see Note 3)	160	208
Total debt	2,097	2,103
Less current portion	2,097	2,103
Long term debt	$-	$-

Debt Payment Obligations

As of March 31, 2016, we have $1.0 million remaining debt requiring cash payments.  Refer to subsequent events in Note 9 for the final payment on the debt.  All outstanding debt obligations, except for notes payable- related party are related to the Scotts Miracle-Gro transaction as described in Note 3 to our financial statements.

Scotts Miracle-Gro Term Loan Agreement

On July 6, 2015, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with SMG Growing Media, Inc.  The proceeds were made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million in July, August, and after September of 2015, respectively, with a due date of April 15, 2016.   The funding provided general working capital and was used for the purpose of acquiring inventory to support the Company’s expansion into retail and direct-to-consumer sales channels in advance of the peak selling season.  The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum, but was payable in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (which was previously issued to Scotts Miracle-Gro in April 2013).   The Term Loan Agreement was filed as an exhibit to a Current Report on Form 8-K which was filed with the SEC on July 10, 2015.  As of March 31, 2016, the outstanding balance of the interest on the Term Loan Agreement, was $293,000 to be paid in shares of common stock, the outstanding balance on the loan was $1.0 million and we were current and in compliance with all terms and conditions.  As noted in Note 9, Subsequent Events, the interest due was paid in full on May 9, 2016 in the form of 196,044 shares of the Company’s common stock.  The accrued interest at $1.51 per share is fair valued at period end and recorded as stock dividend to be distributed and amounts to $433,000 and $207,000 of the stock dividend to be distributed as of March 31, 2016 and 2015, respectively.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock and a warrant to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to GAAP, the Company has classified the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The valuation techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 1 under the caption “Fair Value of Financial Instruments” and in Note 3.  As of March 31, 2016 and March 31, 2015, the estimated fair value of the warrant was $644,000 and $1.7 million, respectively.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Under the Intellectual Property Sale Agreement the Company received $500,000 cash from Scotts Miracle-Gro and agreed to pay a specified percentage of revenue to Scotts Miracle-Gro for a defined period.  Because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as a liability and is being amortized under the effective interest method.  As of March 31, 2016 and March 31, 2015, the Company recorded a liability of $160,000 and $208,000, respectively, on the balance sheets.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $644,000 and $1.7 million as of March 31, 2016 and March 31, 2015, respectively.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The Company calculated the fair value of the Warrant during the years ended March 31, 2016 and 2015 using a Monte Carlo simulation model.
In June 2016, representatives of Scotts Miracle-Gro informed the Company’s management team and Board of Directors of its intent to exercise some or all of the Warrant prior to December 31, 2016.

In conjunction with the Private Offering described above, the Company and Scotts Miracle-Gro also agreed to the following:

Intellectual Property Sale.  The Company also agreed to sell to Scotts Miracle-Gro all intellectual property associated with the Company’s hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of the revenue, and the Company has significant involvement in the generation of the revenue, the excess paid over net book value is classified as a liability and is being amortized under the effective interest method.  As of March 31, 2016 and 2015, $160,000 and $208,000 was recorded as a liability on the balance sheets.  The Intellectual Property Agreement was filed with the SEC on February 17, 2015 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

Technology Licensing Agreement.  The Company was granted an exclusive license (the “Technology License”) to use the Hydroponic IP in North America and certain European countries (collectively, the “Company Markets”) in return for a royalty of 2% of annual net sales (the “Royalty”), as determined at the end of each fiscal year.  The Royalty is payable in the Company's common stock at $1.51 per share, the conversion price of the Series B Stock.  As of March 31, 2016 and 2015, the Company has accrued as a liability $393,000 and $358,000, respectively, for the Technology Licensing Agreement.  The accrual is calculated as 2% of the annual net sales and recorded as a liability.  The accrued liability at $1.51 per share is fair valued at period end and recorded as stock dividend to be distributed and amounts to $579,000 and $353,000 of the stock dividend to be distributed as of March 31, 2016 and 2015, respectively.  The initial term of the Technology License is five years, and the Company may renew the Technology License for an additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the Technology Licensing Agreement at the time of renewal.  The Technology License may not be assigned.  The Technology Licensing Agreement was filed with the SEC on February 17, 2015 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

Brand License.  The Company and Scotts Miracle-Gro also entered a brand license whereby the Company may use certain of Scotts Miracle-Gro’s trade name, trademark and/or service mark to rebrand the AeroGarden and, with the written consent of Scotts Miracle-Gro, other products in the Company Markets in exchange for the Company’s payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in annual net sales, as compared to net sales during the fiscal year ended March 31, 2013.  Such brand license compensation is payable in the Company’s common stock at $1.51 per share (the conversion price of the Series B Preferred Stock).  The initial term of the brand license will be five years, and the Company may renew the license for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the brand license at the time of renewal.  The brand license may not be assigned.  The brand license may only be terminated by Scotts Miracle-Gro in the event of an uncured default, under the terms of the brand license.  The Brand License Agreement was filed with the SEC on February 17, 2015 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.  The accrual is calculated as 5% of the incremental annual net sales and recorded as a liability.  The accrued liability at $1.51 per share is fair valued at period end and recorded as stock dividend to be distributed and amounts to $905,000 and $522,000 of the stock dividend to be distributed as of March 31, 2016 and 2015, respectively.

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

Note 4 – Equity Compensation Plans and Employee Benefit Plans

In August 2005, the Company’s Board of Directors approved the 2005 Equity Compensation Plan (the “2005 Plan”) pursuant to which both qualified and nonqualified stock options as well as restricted shares of common stock are reserved for issuance to eligible employees, consultants and directors of the Company.  A total of 13,505,000 shares of our common stock may be granted under the 2005 Plan.  The 2005 Equity Compensation plan has expired and we anticipate a shareholder meeting later this year to approve a new plan.

The 2005 Plan is administered by the Company’s Governance, Compensation and Nominating Committee, which has the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options and/or restricted stock, and all other terms and conditions of each award.

For the years ended March 31, 2016 and March 31, 2015, respectively, the Company granted to employees 212,000, and 93,000 options to purchase the Company’s common stock under the 2005 Plan.  All the options granted during the fiscal year ended March 31, 2016 had an exercise price of $1.55 per share.  As of March 31, 2016, the Company had a total of 656,000 options outstanding with exercise prices ranging from $1.01 to $5.31 per share.  Please refer to the table below.

For the options granted on August 20, 2015, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 103.49%; risk free interest rates of 0.69%, and average life of three years resulting in a value of $0.84 per share granted under the option agreement based on the market value on the date of grant.

For the options granted on August 7, 2014, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 129.8%; risk free interest rates of 1.02%, and average life of three years resulting in a value of $3.42 per share granted under the option agreement based on the market value on the date of grant.   As a result of recognizing compensation expense for stock options, the net loss for the years ended March 31, 2016 and March 31, 2015, was increased by $276,000 and $302,000, respectively.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
	Options			Weighted-
	(in thousands)	Low	High	Average
Balances at April 1, 2014	397	1.10	13.00	1.63
Granted	93	5.31	5.31	5.31
Exercised	(44)	1.01	2.20	1.35
Forfeited	(2)	2.20	13.00	10.90
Balances at March 31, 2015	444	$1.01	$5.31	$2.41
Granted	212	1.55	1.55	1.55
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances at March 31, 2016	656	$1.01	$5.31	$2.13

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2016 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average		Aggregate		average	Weighted-	Aggregate
		Remaining	Weighted-	Intrinsic		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)	(in thousands)	Life (years)	Price	(in thousands)
$1.01	79	1.86	$1.01		79	1.86	$1.01
$1.10	50	2.00	$1.10		50	2.00	$1.10
$1.21	50	2.00	$1.21		50	2.00	$1.21
$1.55	212	4.38	$1.55		84	4.38	$1.55
$2.20	162	2.47	$2.20		162	2.47	$2.20
$2.42	10	2.52	$2.42		10	2.52	$2.42
$5.31	93	3.35	$5.31		80	3.35	$5.31
	656	3.07	$2.13	$353	515	2.73	$2.20	$266

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

At March 31, 2016, there are unvested outstanding options to purchase 141,000 shares of the Company’s common stock that will result in $152,000 of compensation expense as they vest over the next 16 months.

We sponsor a defined contribution 401(k) plan adopted in fiscal year 2015, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match a percentage of contributions, up to a stated limit, with all matching contributions being fully vested immediately. Our matching contributions under the 401(k) plan were $25,000 and $16,000 for the fiscal years ended March 31, 2016 and 2015, respectively.

Note 5 – Income Taxes

Under the provisions of GAAP, a deferred tax asset or liability (net of valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in taxable or deductible amounts in the future years as a result of events recognized in the financial statements in the current or preceding years..

Income tax provision consisted of the following:
(in thousands)
	For the Years Ended March 31,
	2016	2015
Current:
Federal	$-	$-
Foreign	-	-
State	1	1
	1	1
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income tax provision	$1	$1

Reconciliation of effective tax rate:
	For the Years Ended March 31,
	2016	2015
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.83%	10.91%
FMV excess of conversion price	10.16%	56.83%
Warrants Valuation	28.85%	58.96%
Fair Value of Dividend-Paid by Stock	-18.65%	-19.29%
Stock Options ISO	-6.54%	-17.20%
Other Permanent items	-0.77%	-0.58%
Change in effective tax rate	1.22%	-0.88%
Other Adjustments	3.52%	-8.95%
Valuation allowance	-55.72%	-114.05%
Stock-based compensation	0.00%	-0.00%
Effective income tax rate	-0.10%	-0.25%

(in thousands)
	As of March 31,
	2016	2015
Non-Current Deferred Tax Assets and Liabilities:
Net Operating Loss	$22,696	$22,173
R & D credit carryforwards	597	597
Intangibles and fixed assets	69	53
Accrued compensation	73	47
Allowance for bad debt	5	4
Reserve for customer returns	73	43
Warranty reserve	43	21
Reserve for obsolete inventory	105	98
Stock-compensation	1,435	1,410
Charitable contributions	-	2
Royalty Payments made with Stock	353	306
Other	26	33
Prepaid expenses	(47)	(45)
Valuation allowance	(25,428)	(24,742)

Non-Current Deferred Tax Assets and Liabilities, Net	$-	$-

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

At March 31, 2016 and March 31, 2015, respectively, approximately $61.7 million and $61.0 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2036.  As of March 31, 2016 approximately $614,000 of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. At March 31, 2016, the total state net operating loss carry-forwards will expire between 2020 through 2036. The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will not be able to realize the benefits of these deductible differences at March 31, 2016.

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements.  As of March 31, 2016, the Company has not recorded a liability for uncertain tax positions.  Included in net deferred tax assets is $597,000 of federal research credits that may offset future taxable income through 2022.  While the Company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the Company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements pursuant to ASC 740.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended March 31, 2012, through the current period.

Note 6 – Related Party Transactions

See Note 2 “Notes Payable and Long Term Debt,” Note 8 “Stockholders’ Equity” and Note 9 “Subsequent Events” to our financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders.

On July 6, 2015, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  Interest was charged at the stated rate of 10% per annum, payable in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (which was previously issued to Scotts Miracle-Gro in April 2013).  The accrued and unpaid interest on the Term Loan was due and payable within thirty (30) days after the Interest Payment Trigger Date (as defined in the Term Loan Agreement).  As disclosed above in Note 2 under the caption “Scotts Miracle-Gro Term Loan,” the principal balance of the Term Loan at March 31, 2016, was $1.0 million and was paid in full on April 12, 2016.  The interest due was paid in full on May 9, 2016 in the form of 196,044 shares of the Company’s common stock.

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc. Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, and a warrant to purchase shares of the Company’s common stock.  The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis”, constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned by Scotts Miracle-Gro), as calculated as of the date or dates of exercise.  In June 2016, representatives of Scotts Miracle-Gro informed the Company’s management team and Board of Directors of its intent to exercise some or all of the Warrant prior to December 31, 2016.  The Series B Preferred Stock is entitled to vote on an “as-converted” basis with the common stock.  As a result of the above transactions, Scotts Miracle-Gro beneficially owns 80% of our outstanding voting stock and is a related party.

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

Future cash payments under such agreements for the remaining years are as follows:

Year Ending	Rent
(in thousands)
March 31, 2017	$197
$197

Rent expense for the years ended March 31, 2016 and 2015, was $281,000 and $273,000, respectively.

Note 8 – Stockholders’ Equity

Common Stock and Common Stock Warrants

As of March 31, 2016, the Company had 7,499,966 common shares issued and outstanding out of the 750,000,000 shares (par value $0.001 per share) that have been authorized by the Company’s shareholders.

In August 2015, the Company issued 799,552 shares of common stock to SMG Growing Media, Inc. to fulfill the agreement for the technology licensing agreement, brand licensing agreement and dividend payment as further discussed in Note 3 above.  Additionally, in April 2015, the Company issued 136,896 shares of common stock to SMG Growing Media, Inc. to fulfill the interest accrued on the loan agreement from July 2014.

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

In addition, the Company also issued a warrant to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction (the “Scotts Miracle-Gro Warrant”).  The Scotts Miracle-Gro Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis” (as defined in the Securities Purchase Agreement), constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned by Scotts Miracle-Gro), as calculated as of the date or dates of exercise.  The Scotts Miracle-Gro Warrant can be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021 (the third and eighth anniversary of the closing date).  In addition, the Scotts Miracle-Gro Warrant can be exercised in any increment; there is no obligation to exercise the entire Scotts Miracle-Gro Warrant at one time.  In June 2016, representatives of Scotts Miracle-Gro informed the Company’s management team and Board of Directors of its intent to exercise some or all of the Warrant prior to December 31, 2016.  For additional details regarding the Scotts Miracle-Gro Warrant, see “Note 3 – Scotts Miracle-Gro Transaction” above.

A summary of the Company’s common stock warrant activity for the period from April 1, 2014 through March 31, 2016 is presented below:

	Warrants	Weighted	Aggregate
	Outstanding (in thousands)	Average Exercise Price	Intrinsic Value
Outstanding, April 1, 2014	575	$20.24	$383
Granted	-	-
Exercised	-	-
Expired	(8)	799.87
Outstanding, March 31, 2015	567	$9.38	$45
Granted	-	-
Exercised	-	-
Expired	(123)	20.00
Outstanding, March 31, 2016	444	$6.45	$7

As of March 31, 2016, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (Yrs)
50	$2.10	2.52
394	$7.00	1.03
444	$6.45	1.20

Preferred Stock and Preferred Stock Warrants

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $0.001 par value.

As discussed in Note 3, the Company also issued a warrant that entitles, but does not obligate Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value.  The warrant liability will be re-measured to fair value at the end of each reporting period until it is exercised or expires.  The tables above excludes the warrant issued to Scotts Miracle-Gro because the warrant is not issuable in any certain number of shares as discussed above.  Additionally, the warrant is not exercisable until the third anniversary date of the agreement which at the earliest was April 22, 2016.  In June 2016, representatives of Scotts Miracle-Gro informed the Company’s management team and Board of Directors of its intent to exercise some or all of the Warrant prior to December 31, 2016.

Series B Convertible Preferred Stock.  As described in Note 3 above, on April 22, 2013 the Company issued 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  As of March 31, 2016 and March 31, 2015, based on the number of shares issuable to Scotts Miracle-Gro the Company has accrued $474,000 and $636,000 for the stock dividend, respectively.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 3 – Scotts Miracle-Gro Transaction” above.

Note 9 – Subsequent Events

In April 2016, the Company completed the final payment of $1.0 million to Scotts Miracle-Gro for payment on the July 2015 Term Loan Agreement and in May 2016 issued 196,044 shares of common stock to SMG Growing Media, as an interest payment on the Term Loan Agreement as describe in Note 3 above.  As previously disclosed, payments of interest to SMG Growing Media under the Term Loan Agreement are made in the Company’s common stock, based upon the conversion price of the Series B Preferred Stock.

As discussed in Note 4, the Company also issued a warrant that entitles, but does not obligate Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock.  The warrant is not exercisable until the third anniversary date of the agreement which at the earliest is April 22, 2016.  In June 2016, representatives of Scotts Miracle-Gro informed the Company’s management team and Board of Directors of its intent to exercise some or all of the Warrant prior to December 31, 2016.

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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.2	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.3	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)

4.4	Form of Credit Card Note (Secured 15% Promissory Note), due November 1, 2012 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed September 18, 2013)

4.5	Form of Warrant Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 23, 2013)

4.6	First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 9, 2015)

4.7	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)

4.8	Voting Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 23, 2013)

4.7	Voting Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 23, 2013)

10.1	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed March 7, 2006)

10.2	Form of Stock Option Agreement relating to the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed March 7, 2006)

10.3	2005 Equity Compensation Plan, as amended (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, filed July 28, 2010)

10.4	Form of Stock Option Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed March 7, 2006)

10.5	Form of Restricted Stock Grant Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed March 7, 2006)

10.6	Lease Agreement with Pawnee Properties, LLC (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K, filed August 2, 2006)

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

10.14
Securities Purchase Agreement, by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 23, 2013)

10.15	Indemnification Agreement, by and between the Company and Chris J. Hagedorn, dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 23, 2013)

10.16
Term Loan and Security Agreement by and among AeroGrow and SMG Growing Media, Inc., dated July 20, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 16, 2014)

10.17	Term Loan and Security Agreement by and among AeroGrow and SMG Growing Media, Inc., dated July 6, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 9, 2015)

10.18
Amendment No. 1 to Term Loan and Security Agreement by and among the Company and SMG Growing Media, Inc., dated February 13, 2015 (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.19	Intellectual Property Sale Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.20	Intellectual Property Licensing Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.21	Brand License Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.22	First Amendment to Brand License Agreement (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.23	Brand License Agreement Additional Territory Term Sheet No. 1 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.24	First Amendment to Technology License Agreement (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.25	Technology License Agreement Additional Territory Term Sheet No. 1 (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.26	Supply Chain Services Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed February 17, 2015)

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extenaion Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith