Form 10-Q
period 2016-06-30
AeroGrow International, Inc.
filed 2016-08-11
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 4, 2016:  8,574,372

AeroGrow International, Inc.

FORM 10-Q REPORT
June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	June 30, 2016	March 31, 2016
(in thousands, except share and per share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$463	$1,401
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $9 and $14 at June 30, 2016 and March 31, 2016, respectively	1,018	1,577
Other receivables	148	232
Inventory, net	2,692	3,149
Prepaid expenses and other	385	196
Total current assets	4,721	6,570
Property and equipment, net of accumulated depreciation of $3,746 and $3,652 at June 30, 2016 and March 31, 2016, respectively	533	620
Other assets
Intangible assets, net	2	2
Deposits	106	156
Total assets	$5,362	$7,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,647	$1,733
Accrued expenses	800	964
Customer deposits	246	352
Deferred rent	-	1
Notes payable – related party	-	1,293
Derivative warrant liability	1,089	644
Debt associated with sale of intellectual property	149	160
Total current liabilities	3,931	5,147
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	3	3
Common stock, $.001 par value, 750,000,000 shares authorized, 7,696,010 and 6,536,518 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	8	7
Additional paid-in capital	84,669	84,129
Stock dividend to be distributed	2,544	2,391
Accumulated deficit	(85,793)	(84,329)
Total stockholders' equity	1,431	2,201
Total liabilities and stockholders' equity	$5,362	$7,348

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,
	2016	2015
(in thousands, except per share data)
Net revenue	$2,156	$1,569
Cost of revenue	1,312	1,088
Gross profit	844	481

Operating expenses
Research and development	97	131
Sales and marketing	820	642
General and administrative	580	665
Total operating expenses	1,497	1,438

Loss from operations	(653)	(957)

Other income (expense), net
Fair value changes in derivative warrant liability	(446)	(264)
Other (expense)	(28)	-
Total other income (expense) income, net	(474)	(264)

Net loss	$(1,127)	$(1,221)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	(449)	221
Net loss attributable to common stockholders	$(1,576)	$(1,000)

Net loss per share, basic and diluted	$(0.20)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	7,696	6,700

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2016	2015
(in thousands)
Cash flows from operating activities:
Net (loss)	$(1,127)	$(1,221)
Adjustments to reconcile net (loss) to cash provided (used) by operations:
Issuance of common stock and options under equity compensation plans	60	74
Depreciation and amortization expense	94	81
Bad debt (recovery) expense	(6)	(2)
Fair value remeasurement of derivative warrant liability	446	264
Accretion of debt associated with sale of intellectual property	(11)	(12)
SMG intellectual property royalty and branding license	106	84
Change in operating assets and liabilities:
Decrease in accounts receivable	564	450
Decrease in other receivable	84	74
Decrease in inventory	457	454
(Increase) in prepaid expense and other	(189)	(170)
Decrease in deposits	50	-
(Decrease) in accounts payable	(192)	(440)
(Decrease) in accrued expenses	(164)	(50)
Increase in accrued interest-related party	4	-
(Decrease) in customer deposits	(106)	(23)
(Decrease) in deferred rent	(1)	1
Net cash provided (used) by operating activities	69	(436)
Cash flows from investing activities:
Purchases of equipment	(7)	(108)
Net cash (used) by investing activities	(7)	(108)
Cash flows from financing activities:
Repayment of notes payable-related party	(1,000)	-
Net cash (used) by financing activities	(1,000)	-
Net (decrease) in cash	(938)	(544)
Cash, beginning of period	1,401	1,015
Cash, end of period	$463	$471

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

 Continued from previous page

	Three Months Ended June 30, (in thousands)
	2016	2015
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for interest on notes payable – related party	$297	$207
Change in fair value of SMG intellectual property royalty and branding license	$391	$68
Change in fair value of stock dividends accrued on convertible preferred stock	$194	$(54)

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (collectively, the “Company," “AeroGrow,” “we,” “our” or “us”) was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets nine different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution via brick and mortar, storefronts and online retail outlets, catalogue and direct-to-consumer sales primarily in the United States and Canada.

2.    Liquidity and Basis of Presentation

Interim Financial Information

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, as filed with the SEC on June 15, 2016.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2016, the results of operations for the three months ended June 30, 2016 and 2015, and the cash flows for the three months ended June 30, 2016 and 2015. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 70.9% of revenues in the fiscal year ended March 31, 2016 (“Fiscal 2016”) occurring in the four consecutive calendar months from October through January.  Furthermore, during the three-month period ended June 30, 2016, the Company has further expanded its distribution channel and invested in necessary overhead in anticipation of the peak sales season.  The balance sheet as of March 31, 2016 is derived from the Company’s audited financial statements.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.  We may need to seek additional debt or equity capital; however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital.  See Note 9 for subsequent events.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted into common stock at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  For the three months ended June 30, 2016 and 2015, the Company had 3.1 million (including preferred stock), and 3.1 million shares, respectively, of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

As of June 30, 2016, stock options to purchase approximately 93,000 shares of common stock and warrants to purchase approximately 394,000 shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive in the periods presented.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of June 30, 2016.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended June 30, 2016 and 2015, one customer, Amazon.com, represented 35.8% and 38.5%, respectively, of the Company’s net revenue.

Suppliers:
For the three months ended June 30, 2016, the Company purchased inventories and other inventory-related items from one supplier totaling $300,000, representing 35.0% of cost of revenue. For the three months ended June 30, 2015, the Company purchased inventories and other inventory-related items from one supplier totaling $344,000, representing 31.5% of cost of revenue.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation/shipping and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, the risk of an interruption in product sourcing could have an adverse impact on operations.

Accounts Receivable:
As of June 30, 2016, the Company had two customers, Amazon.com and QVC, that represented 42.9% and 21.8% of the Company’s outstanding accounts receivable, respectively.  As of March 31, 2016, the Company had two customers, Amazon.com and QVC, which represented 35.3% and 22.1%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants.  ASC 820 also provides a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1 as these are the most reliable, and the lowest priority given to Level 3.

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

The carrying value of financial instruments including cash, receivables and accounts payable and accrued expenses, approximates their fair value at June 30, 2016 and March 31, 2016 due to the relatively short-term nature of these instruments.

The Company has three liabilities for which the carrying value is determined by Level 3 inputs: (1) Notes payable – related party; (2) sale of intellectual property liability; and (3) derivative warrant liability.  As discussed below in Notes 3 and 4, each of these liabilities was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of June 30, 2016 and March 31, 2016, the fair value of the Company's note payable-related party and sale of the intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  The Company also issued a derivative warrant that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, would constitute 80% of the Company’s outstanding capital stock.  The Company accounts for the warrant as a liability and measures the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant is exercised or expires.  As of June 30, 2016 and March 31, 2016, the fair value of the warrant was $1.1 million and $644,000, respectively. As of June 30, 2016, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition, except for the derivative warrant liability.  The table below summarizes the fair value and carry value of each Level 3 category liability:

	June 30, 2016 (in thousands)		March 31, 2016 (in thousands)
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable-related party	$-	$-	$1,277	$1,293
Derivative warrant liability	1,089	1,089	644	644
Sale of intellectual property liability	111	149	117	160
Total	$1,200	$1,238	$2,038	$2,097

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $9,000 and $14,000 at June 30, 2016 and March 31, 2016, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2016 and March 31, 2016, the balance in this reserve account was $148,000 and $232,000, respectively.

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

As the Company has continued to expand its retail distribution channel, the Company has expanded its advertising to include online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expense for the three months ended June 30, 2016 and June 30, 2015, were as follows:

	Three Months Ended June 30, (in thousands)
	2016	2015
Direct-to-consumer	$79	$137
Retail	195	-
Other	$8	$13
Total advertising expense	$282	$150

As of June 30, 2016 and March 31, 2016, the Company deferred $4,000 and $24,000, respectively, related to such media and advertising costs which include the catalogue cost described above.  The costs are included in the prepaid expenses and other line of the balance sheet.

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

	June 30,	March 31,
	2016 (in thousands)	2016 (in thousands)
Finished goods	$1,920	$2,372
Raw materials	772	777
	$2,692	$3,149

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2016 and March 31, 2016, the Company had reserved $285,000 for inventory obsolescence.  The inventory values are shown net of these reserves.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following; (i) a product is shipped under an agreement with a customer; (ii) the risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of June 30, 2016 and March 31, 2016, the Company had accrued $89,000 and $151,000, respectively, as its estimate for the foregoing deductions and allowances.  These expenses are included in the accrued expenses line of the balance sheets.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $112,000 and $117,000 as of June 30, 2016 and March 31, 2016, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of June 30, 2016 and March 31, 2016, the Company has recorded a reserve for customer returns of $48,000 and $197,000, respectively.

Recently Issued Accounting Pronouncements

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

3.    Notes Payable, Long Term Debt and Current Portion – Long Term Debt

Refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, as filed with the SEC on June 15, 2016 for a detailed discussion on our previously outstanding Notes Payable, Long Term Debt and Current Portion – Long Term Debt.  The following are the changes to our Notes Payable, Long Term Debt and Current Portion – Long Term Debt for the periods presented.

As of June 30, 2016 and March 31, 2016, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	June 30, 2016	March 31, 2016
	(in thousands)	(in thousands)
Notes Payable –related party	$-	$1,293
Derivative warrant liability (see Note 4)	1,089	644
Sale of intellectual property liability (see Note 4)	149	160
Total debt	1,238	2,097
Less notes payable and current portion – long term debt	1,238	2,097
Long term debt	$-	$-

Scotts Miracle-Gro Term Loan Agreement

On July 6, 2015, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with SMG Growing Media, Inc.  The proceeds were made available as needed in three advances of up to $2.0 million, $2.5 million, and $1.5 million in July, August, and after September of 2015, respectively, with a due date of April 15, 2016.   The funding provided general working capital and was used for the purpose of acquiring inventory to support the Company’s expansion into retail and direct-to-consumer sales channels in advance of the peak selling season.  The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum, but was payable in shares of AeroGrow common stock, valued at a price per share equal to the conversion price of the Series B Convertible Preferred Stock (which was previously issued to Scotts Miracle-Gro in April 2013).   The Term Loan Agreement was filed as an exhibit to a Current Report on Form 8-K which was filed with the SEC on July 10, 2015.  On April 12, 2016, the principal balance of the Term Loan was repaid in full.  On May 9, 2016, the outstanding balance of the interest on the Term Loan, was paid in full in the form of 196,044 shares of the Company’s common stock.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock and a warrant to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has classified the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The valuation techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 4.  As of June 30, 2016 and March 31, 2016, the estimated fair value of the warrant was $1.1 million and $644,000, respectively.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of June 30, 2016 and March 31, 2016, a liability of $149,000 and $160,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of June 30, 2016 and March 31, 2016, a liability of $727,000 and $579,000, respectively, was recorded on the balance sheets for the Technology Licensing Agreement.  The accrued liability for the Brand License Agreement at $1.51 per share is fair valued at period end and recorded as stock dividend to be distributed and amounts to $1.1 million and $905,000 of the stock dividend to be distributed as of June 30, 2016 and March 31, 2016, respectively.

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

The Series B Convertible Preferred Stock is convertible into 2.6 million shares of the Company’s common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  The Series B Convertible Preferred Stock does not have a liquidation preference and is entitled to vote on an “as-converted” basis with the common stock.  The stock dividend accrues from day to day and is payable in shares of our common stock within thirty days after the end of each fiscal year end financials are completed.  The stock dividend issuable is recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheet.  The corresponding charge is recorded below net income to arrive at net income available to common stockholders.  The Series B Convertible Preferred Stock automatically converts into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Convertible Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Convertible Preferred Stock own 50.1% of the issued and the Company’s then-outstanding common stock, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Convertible Preferred Stock and such exercise of the Warrant.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The Warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $1.1 million and $644,000 as of June 30, 2016 and March 31, 2016, respectively. The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires using a Monte Carlo simulation model.

In June 2016, representatives of Scotts Miracle-Gro informed our management team and our Board of Directors of its intent to exercise some or all of the Warrant prior to December 31, 2016.

In conjunction with the private offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  For more details regarding these agreements, please refer to Note 3 “Scotts Miracle-Gro Transactions” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on June 15, 2016.  See also Note 9 for subsequent events.

5.    Equity Compensation Plans and Employee Benefit Plans

For the three months ended June 30, 2016, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan until a new plan is adopted.  For the three months ended June 30, 2015, the Company did not grant any options to purchase the Company’s common stock under the 2005 Plan.

During the three months ended June 30, 2016, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended June 30, 2015, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of June 30, 2016, the Company had granted options to purchase 100,000 shares of the Company’s common stock that are unvested and that will result in $92,000 of compensation expense in future periods if fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of June 30, 2016 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted-				Weighted-
		average	Weighted-	Aggregate		average	Weighted-	Aggregate
		Remaining	average	Intrinsic		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)	(in thousands)	Life (years)	Price	(in thousands)
$1.01	79	1.61	$1.01		79	1.61	$1.01
$1.10	50	1.75	$1.10		50	1.75	$1.10
$1.21	50	1.75	$1.21		50	1.75	$1.21
$1.55	212	4.13	$1.55		116	4.13	$1.55
$2.20	162	2.23	$2.20		162	2.23	$2.20
$2.42	10	2.27	$2.42		10	2.27	$2.42
$5.31	93	3.10	$5.31		90	3.10	$5.31
	656	2.82	$2.13	$514	557	2.59	$2.22	$421

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was June 30, 2016.

6.    Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2016 and March 31, 2016, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2016, as filed with the SEC on June 15, 2016 for a detailed discussion of related party transactions. Additionally, see Note 9 “Subsequent Events” to our financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders.

8.    Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2016 through June 30, 2016 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, April 1, 2016	444	$6.45	$7
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2016	444	$6.45	$21

As of June 30, 2016, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (years)
50	$2.10	2.27
394	$7.00	0.78
444	$6.45	0.95

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

As described in Note 4 above, on April 22, 2013 the Company issued 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  As of June 30, 2016, based on the number of shares issuable to Scotts Miracle-Gro the Company has accrued $669,000 for the stock dividend.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 4 – Scotts Miracle-Gro Transaction” above.

9.    Subsequent Events

On July 15, 2016, AeroGrow entered into a Term Loan Agreement (“Term Loan”) in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000 not to exceed $6.0 million with a due date of April 15, 2017.  The funding will provide general working capital and will be used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum and will be paid, in cash, quarterly in arrears on the 15th day of each June, September, December and March.  The Company borrowed $1.0 million in July 2016.

The Term Loan Agreement has been filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 21, 2016.

On July 1, 2016, AeroGrow issued 878,362 shares of common stock to SMG Growing Media, a wholly owned subsidiary of Scotts Miracle-Gro, pursuant to the Technology Licensing Agreement, Brand License and the Certificate of Designation of Series B Convertible Preferred Stock.  As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 23, 2013, payments to SMG Growing Media under the Technology Licensing Agreement, Brand License and the Certificate of Designation of Series B Convertible Preferred Stock are made in the Company’s common stock, based upon the conversion price of the Series B Preferred Stock.

As reported in a Current Report on Form 8-K filed with the SEC on July 21, 2016, AeroGrow and Scotts Miracle-Gro amended the following agreements effective as of July 15, 2016: (1) Supply Chain Services Agreement; (2) Brand License Agreement; (3) Technology License Agreement; and (4) the Warrant to Purchase Shares of Common Stock, each of which was originally entered on April 22, 2013 and disclosed in the Current Report on Form 8-K filed with the SEC on April 23, 2013.  The Supply Chain Services Agreement was amended to modify the scope of services the Company will provide to assist with providing products manufacturing and delivery to Scotts Miracle-Gro. The Brand License Agreement was amended to add France and Germany as additional territories for sales of the Company. The Technology License Agreement amended to add [insert additional territories] as additional territories for sales of the Company and calculation of additional territories royalty payment. The Warrant to Purchase Shares of Common Stock was amended to change the exercise price definition in conjunction with the foregoing agreements.  Each of the amendments was reviewed and approved by uninterested members of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2016 and June 30, 2015.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us,”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2016.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

Overview

AeroGrow International, Inc. was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced initial production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets nine different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe.

In April 2013, we entered into a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “Scotts Miracle-Gro”). Pursuant to the Securities Purchase Agreement, we issued (i) 2.6 million shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement.  As described above in Note 9 to the condensed financial statements, certain of these agreements were amended on July 15, 2016.

Pursuant to the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, as amended, the strategic alliance affords us the use of the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We intend to use our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels.

On July 15, 2016, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000 not to exceed $6.0 million with a due date of April 15, 2017. Interest will be charged at the stated rate of 10% per annum and will be paid, in cash, quarterly in arrears on the 15th day of each June, September, December and March. The funding will provide general working capital and will be used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company.
See Note 9 “Subsequent Events” to our condensed financial statements.

Results of Operations

Three Months Ended June 30, 2016 and June 30, 2015

Summary
For the three months ended June 30, 2016, we generated $2.2 million of total revenue, an increase of 37.4%, or $586,000, relative to the same period in the prior year.  Retail sales increased by 56.2% to $948,000 primarily due to the continued sales into the housewares channel and growing enthusiasm about new gardens that were first introduced in the prior year.  Direct-to-consumer sales increased 18.6%, to $1.1 million, reflecting increased sales due to more visibility and continued momentum from our general advertising and marketing campaign.

For the three months ended June 30, 2016, AeroGarden sales increased by 30.5% from the prior year period and seed pod kit and accessory sales increased by 42.7% over prior year period.  AeroGarden sales represented 62.5% of total revenue, as compared to 65.8% in the prior year period.  This percentage decrease, on a product line basis, was attributable to existing and new customers purchasing seed pod kits and accessories.  Seed pod kit and accessory sales increased as a percent of the total to 36.2% from 34.9% in the prior year period as a result of more AeroGarderns being introduced to the market in the prior periods.  Sales of seed pod kits increased from 27,000 to 37,000, primarily as a result of the increased size of our active customer database due to new customers who have entered the AeroGrow franchise.

One of the company’s key strategic initiatives for Fiscal 2016 has been to increase the general brand and category awareness of our products in the minds of targeted consumers.  As a result, during the three months ended June 30, 2016, we incurred $282,000 of advertising expenses to support our direct-to-consumer and retail channels, a $132,000 or 87.4% year-over-year increase compared to the same period in Fiscal 2016. These expenditures were divided as follows:

•
Direct-to-consumer advertising decreased $58,000 to $79,000 during the three months ended June 30, 2016, primarily reflecting decreases in specific pay-per-click advertising geared toward the direct-to-consumer customer base; however, the general and retail advertising aided in driving sales increases.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $14.42 for the three months ended June 30, 2016, as compared to $7.01 for the same period in Fiscal 2016.

•
Retail advertising increased to $195,000 from less than $1,000 for the three months ended June 30, 2016 as the Company invested in driving product awareness through: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts including catalogs and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

Our gross margin for the three months ended June 30, 2016 was 39.1%, up from 30.6% in the prior year period, as our sales momentum continued from the last two quarters of the prior year as our general brand awareness campaign continued to drive sales.  During the quarter, we experienced higher margins associated with our product costs as we focused on driving efficiencies in our supply chain costs and improved pricing strategies. In the prior year, we also experienced some additional costs related to our in-store customers, including in-store sales tests, which were not duplicated this year.

In aggregate, our total operating expenses increased 4.1%, or $59,000, year-over-year, principally because we spent more in anticipation of future growth.  Gross spending increased in the following areas:

•	a $131,000 increase in general advertising and media to further drive product awareness;
•	a $21,000 increase in sales and marketing personnel to promote the retail sales channel;
•	a $13,000 more in depreciation expense associated with new products introduced last year; and
•	a $9,000 increase in travel as we are preparing for the upcoming peak selling season.

These increases were partially offset by offset by decreases of $113,000 in a variety of other areas, including legal expenses, new product testing and certifications, investor relations and an IT consultant which was replaced by an employee. As a result of efforts to drive growth and increase sales, our operating loss was $653,000 for the three months ended June 30, 2016, as compared to an operating loss of $957,000 in the prior year period.

Net other expense for the three months ended June 30, 2016 totaled $474,000, as compared to net other expense of $264,000 in the prior year period.  In both periods, net other expense is primarily attributable to non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

Net loss for the three months ended June 30, 2016 was $1.1 million, as compared to the $1.2 million loss a year earlier.  The net loss reflected the increased sales revenue and margins offset by increases in operating expenses.

The following table sets forth, as a percentage of sales, our financial results for the three months ended June 30, 2016 and the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015
Net revenue
Direct-to-consumer	53.0%	61.3%
Retail	44.0%	38.7%
International	3.0%	0.0%
Total net revenue	100.0%	100.0%

Cost of revenue	60.9%	69.4%
Gross profit	39.1%	30.6%

Operating expenses
Research and development	6.1%	8.3%
Sales and marketing	38.0%	43.8%
General and administrative	25.3%	39.5%
Total operating expenses	69.4%	91.6%
Loss from operations	(30.3)%	(61.0)%

Revenue
For the three months ended June 30, 2016, revenue totaled $2.2 million, a year-over-year increase of 37.4% or $587,000, from the three months ended June 30, 2015.

	Three Months Ended June 30, (in thousands)
	2016	2015
Net revenue
Direct-to-consumer	$1,142	$962
Retail	948	607
International	66	-
Total	$2,156	$1,569

Direct-to-consumer sales for the three months ended June 30, 2016 totaled $1.1 million, an increase of $180,000, or 18.6%, from the prior year period.  The increase in direct-to-consumer channels was caused by the continued momentum from general brand awareness campaigns that began in the last two quarters of the prior year, an increased visibility of our product in the marketplace and improved pricing strategies on new gardens.

Sales to retailer customers for the three months ended June 30, 2016 totaled $948,000, up $341,000, or 56.2%, principally reflecting our growth into our retail accounts, namely Amazon.com.  In the prior year, we were in the process of establishing retail sales channels that are still in place in the current quarter which include our housewares customers.  In the current year, our sales were due to organic growth.  International sales increased $66,000 as we began sales testing in Europe which has no comparable amount in the prior year quarter.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2016 and June 30, 2015 is as follows:

	Three Months Ended June 30, (in thousands)
	2016	2015
Product revenue
AeroGardens	$1,347	$1,032
Seed pod kits and accessories	780	547
Discounts, allowances and other	29	(10)
Total	$2,156	$1,569
% of total revenue
AeroGardens	62.5%	65.4%
Seed pod kits and accessories	36.2%	34.9%
Discounts, allowances and other	1.3%	(0.6)%
Total	100.0%	100.0%

AeroGarden sales increased $315,000, or 30.5%, from the prior year period, reflecting increased sales from our retail and international channels, and increased sales of gardens in our Direct-to-Consumer channel.  The increase in seed pod kit and accessory sales, which increased by $233,000, or 42.7%, principally reflects the prior period focus on acquiring new AeroGarden customers, who have historically purchased seed pod kits and accessories after purchasing and using new AeroGardens, partially offset by a decrease in light bulb sales as the demand for AeroGardens with LED lighting increases.  For the three months ended June 30, 2016, sales of seed pod kits and accessories represented 36.2% of total revenue, as compared to 34.9% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, increased as a percent of total revenue to 1.3% from (0.6)% in the prior year period, primarily due to decreases in revenue deductions for sales allowances and discounts for in-store retail accounts.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2016 totaled $1.3 million, an increase of $223,000, or 20.5%, from the three months ended June 30, 2015.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 60.9% of revenue as compared to 69.4% for the quarter ended June 30, 2015.  The decrease in costs as a percent of revenue reflected focus on lowering supply chain costs and pricing strategy improvements.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  The gross margin for the quarter ended June 30, 2016 was 39.1% as compared to 30.6% for the quarter ended June 30, 2015.  The increase in our gross margin was primarily attributable to the increased percentage of sales derived from gardens with higher margins, less downward pressure from carrying our product in stores, decreases in supply chain costs and improvements in our pricing strategy.  Additionally, during the quarter we experienced lower costs as compared to the prior year for returns and allowances less adjustments provided to in-store retailers.

Sales and Marketing
Sales and marketing costs for the three months ended June 30, 2016 totaled $820,000, as compared to $642,000 for the three months ended June 30, 2015, an increase of 27.6%, or $178,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended June 30, (in thousands)
	2016	2015
Advertising	$282	$150
Personnel	396	376
Sales commissions	4	11
Market Research	1	18
Travel	51	29
Other	86	58
	$820	$642

Advertising expense is composed primarily of catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  Total advertising expense was $282,000 for the quarter ended June 30, 2016, a year-over-year increase of 87.4%, or $132,000, primarily because we participated in various promotional programs to increase product awareness with our housewares channel of retail accounts including catalogs and email campaigns, along with growth in our web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2016, personnel costs for sales and marketing were $396,000, up $20,000 or 5.5% from the three months ended June 30, 2015.   The increase reflected changes in employee benefits and salaries.

Other marketing expenses increased year-over-year as we continue to grow our business and increase market research and other programs, including increased travel.

General and Administrative
General and administrative costs for the three months ended June 30, 2016 totaled $580,000, as compared to $665,000 for the three months ended June 30, 2015, a decrease of 12.7%, or $85,000. The decrease was attributable to lower legal and investor relations program expenses and a decrease in the cost of the former IT consultant who was replaced by an employee.

Research and Development
Research and development costs for the quarter ended June 30, 2016 totaled $97,000, a decrease of $34,000 from the quarter ended June 30, 2015.  The decrease principally reflected decreases in product testing and certifications to support new product development activities in the current quarter as we continue to leverage the efficiency of design work from prior years in development and testing of products.  The decrease reflects the less testing on new products and prototypes as we continue to leverage the efficiency of design work from prior years in development and testing of products.

Operating Loss and EBITDA
Our operating loss for the three months ended June 30, 2016 was $653,000, a decrease of $304,000 over the $957,000 operating loss for the three months ended June 30, 2015.  The decreased operating loss was attributable to higher revenue and higher margins, partially offset by increased operating expenses, such as advertising, to support future growth in both the retail distribution and direct-to consumer channels.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scotts Miracle-Gro intellectual property royalty and branding license, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA loss for the quarter ended June 30, 2016 totaled $393,000, which was $325,000 more favorable than the $718,000 of Adjusted EBITDA loss recorded during the prior year quarter.

	Three Months Ended June 30, (in thousands)
	2016	2015
Loss from operations	$(653)	$(957)
Add back non-cash items:
Depreciation	94	81
Stock based compensation	60	74
Scott’s Miracle-Gro intellectual property royalty and branding license	106	84
Total non-cash items	260	239
Adjusted EBITDA	$(393)	$(718)

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

Net Income and Loss
For the three months ended June 30, 2016, we recorded a net loss of $1.1 million, a $94,000 decrease over the $1.2 million net loss for the three months ended June 30, 2015.  The decrease in the net loss reflected the increase in revenue coupled with increased expenses to support future revenue growth, and higher margin retail sales.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash provided by operating activities totaled $69,000 for the three months ended June 30, 2016, as compared to cash used of $436,000 for the three months ended June 30, 2015.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, and change in fair value of Scotts Miracle-Gro warrant liability, totaled to a net loss of $689,000 for the three months ended June 30, 2016, as compared to a net loss of $488,000 in the prior year period.  The increase principally reflected non-cash charges arising from the change in fair value on the warrant liability in the prior year and the additional depreciation and non-cash compensation expenses.

Changes in current assets provided net cash of $967,000 during the three months ended June 30, 2016, principally from decreases in accounts receivable, inventory and deposit balances as we moved away from our peak season, partially offset by increases in prepaid assets.

As of June 30, 2016, the total inventory balance was $2.7 million, representing approximately 77 days of sales activity, and 187 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended June 30, 2016, respectively.  The three months days in inventory calculation is based on the three months of sales activity and can be greatly impacted by the seasonality of our sales, which are at their highest level during our quarter ending December 31.  The twelve months days in inventory calculation is based on the twelve months of sales activity and can is less impacted by the seasonality of our sales

Current operating liabilities decreased $459,000 during the three months ended June 30, 2016, principally because of a decrease in all operating liability accounts.  Accounts payable as of June 30, 2016 totaled $1.6 million, representing approximately 28 days of daily expense activity, and 53 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended June 30, 2016, respectively.

Net investment activity used $7,000 of cash in the current year period, principally because of purchases of equipment.

As of June 30, 2016, we had a cash balance of $478,000, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $1.4 million as of March 31, 2016, of which $15,000 was restricted.

As of June 30, 2016 and March 31, 2016, we have no outstanding long-term debt.  However, on July 15, 2016, the Company entered into a short-term Term Loan with Scotts Miracle-Gro in the principal amount of up to $6.0 million in order to provide working capital for the upcoming peak selling season.  See Note 9 “Subsequent Events” to the condensed financial statements.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $478,000 ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 30, 2016,
•	our cash of $439,000, ($15,000 of which is restricted as collateral for our various corporate obligations) as of July 31, 2016,
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
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of  our direct-to-consumer sales initiatives, and the acceptance of the product at our various retail distribution customers

On July 15, 2016, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000 not to exceed $6.0 million with a due date of April 15, 2017.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum, and will be paid, in cash, quarterly in arrears on the 15th day of each June, September, December and March.  The funding will provide general working capital and will be used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Company borrowed $1.0 million in July 2016.  See Note 9 “Subsequent Events” to our condensed financial statements.

Based on these facts and assumptions, we believe our existing cash and cash equivalents, along with the Term Loan Agreement and the cash generated by our anticipated results from operations, will be sufficient to meet our operating needs for the next twelve months.

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer,
•	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
•	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations,
•	the seasonality of our business, in which we have historically experienced higher sales volume in the four-month period from October through January,
•	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China,
•	the success of the Scotts Miracle-Gro relationship, and
•	uncertainty of appropriate exit strategies with retail customers regardless of the contractual obligations.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2016.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should also carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)
4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.2	Form of Warrant Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 23, 2013)
4.3	First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 9, 2015)
4.4	Second Amendment to Warrant Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed July 15, 2016)
4.5	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)
4.6	Voting Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 23, 2013)
4.7	Waiver Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed July 15, 2016)
10.1	Term Loan and Security Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed July 15, 2016)
10.2	First Amendment to Collaboration Services Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed July 15, 2016)
10.3	First Amendment to Supply Chain Services Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed July 15, 2016)
10.4	Second Amendment to Brand License Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed July 15, 2016)
10.5	Second Amendment to Technology License Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed July 15, 2016)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: August 11, 2016	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 11, 2016	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)