Form 10-Q
period 2016-09-30
AeroGrow International, Inc.
filed 2016-11-10
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

(303) 444-7755
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of issuer’s common stock outstanding as of November 3, 2016:  8,597,093

AeroGrow International, Inc.

FORM 10-Q REPORT
September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2016	March 31, 2016
(in thousands, except per share and share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$399	$1,401
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $17 and $14 at September 30, 2016 and March 31, 2016, respectively	1,775	1,577
Other receivables	85	232
Inventory	5,510	3,149
Prepaid expenses and other	948	196
Total current assets	8,732	6,570
Property and equipment, net of accumulated depreciation of $3,837 and $3,652 at September 30, 2016 and March 31, 2016, respectively	545	620
Other assets
Intangible assets	2	2
Deposits	106	156
Total assets	$9,385	$7,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,533	$1,733
Accrued expenses	851	964
Customer deposits	195	352
Deferred rent	-	1
Notes payable-related party	2,759	1,293
Derivative warrant liability	1,547	644
Debt associated with sale of intellectual property	138	160
Total current liabilities	8,023	5,147
Long term liabilities
Capital lease liability	21	-
Total liabilities	8,044	5,147
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,649,007 issued and outstanding at September 30, 2016 and March 31, 2016	3	3
Common stock, $.001 par value, 750,000,000 shares authorized, 8,579,006 and 7,499,966, shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	9	7
Additional paid-in capital	86,896	84,129
Stock to be distributed for Scotts Miracle-Gro transactions	1,195	2,391
Accumulated deficit	(86,762)	(84,329)
Total stockholders’ equity	1,341	2,201
Total liabilities and stockholders’ equity	$9,385	$7,348

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net revenue	$2,242	$1,091	$4,398	$2,660
Cost of revenue	1,551	761	2,863	1,849
Gross profit	691	330	1,535	811

Operating expenses
Research and development	114	143	211	274
Sales and marketing	729	668	1,549	1,301
General and administrative	475	561	1,055	1,235
Total operating expenses	1,318	1,372	2,815	2,810

(Loss) from operations	(627)	(1,042)	(1,280)	(1,999)

Other income (expense), net
Fair value changes in derivative warrant liability	(458)	(66)	(903)	(330)
Interest expense – related party	(27)	(58)	(31)	(58)
Other expense	(16)	-	(41)	-
Total other (expense), net	(501)	(124)	(975)	(388)

Net loss	$(1,128)	$(1,166)	$(2,255)	$(2,387)
Change in fair value of stock and dividend to be distributed for Scotts Miracle-Gro transactions	(317)	1,177	(767)	1,398
Net income (loss) attributable to common shareholders	$(1,445)	$11	$(3,022)	$(989)
Net loss per share, basic and diluted	$(0.17)	$0.00	$(0.37)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	8,576	7,500	8,138	7,102

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2016	2015
(in thousands)
Cash flows from operating activities:
Net (loss)	$(2,255)	$(2,387)
Adjustments to reconcile net (loss) to cash used by operations:
Issuance of common stock and options under equity compensation plans	92	157
Depreciation and amortization expense	185	179
Bad debt (recovery) expense	3	(5)
Fair value remeasurement of derivative warrant liability	903	330
Accretion of debt associated with sale of intellectual property	(22)	(24)
SMG intellectual property royalty and branding license	217	123
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(201)	673
Decrease in other receivable	147	149
(Increase) in inventory	(2,361)	(1,559)
(Increase) in prepaid expense and other	(752)	(997)
Decrease in deposits	50	-
Increase in accounts payable	1,589	821
(Decrease) in accrued expenses	(113)	(192)
Increase in accrued interest-related party	13	58
(Decrease) in customer deposits	(157)	(25)
(Decrease) increase in deferred rent	(1)	1
Net cash used by operating activities	$(2,663)	$(2,698)
Cash flows from investing activities:
Purchases of equipment	(88)	(406)
Net cash (used) by investing activities	$(88)	$(406)
Cash flows from financing activities:
Proceeds from notes payable	2,750	4,500
Repayment of notes payable-related party	(1,000)	-
Repayment of capital lease	(1)	-
Net cash provided by financing activities	$1,749	$4,500
Net (decrease) increase in cash	(1,002)	1,396
Cash, beginning of period	1,401	1,015
Cash, end of period	$399	$2,411

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

	Six months ended September 30, (in thousands)
	2016	2015
Cash paid during the year for:
Interest	$18	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through capital lease	$22	$-
Decrease in liability due to issuance of stock to SMG on notes payable – related party	$297	$207
Fair value of common stock issued for payment of interest on notes payable-related party	480	431
Change in fair value of common stock issued for payment of interest on notes payable-related party at issuance	183	224
Change in fair value of SMG intellectual property royalty, branding license and interest on notes payable-related party	$(946)	$679
Change in fair value of stock dividends for common stock issued on convertible preferred stock	530	434
Change in fair value of stock dividends accrued on convertible preferred stock	$(534)	$61
Decrease in liability due to issuance of stock to SMG for intellectual property and branding license	$1,006	$887

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     Description of Business

AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us”) was formed as a Nevada corporation on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets seven different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution via brick and mortar, storefronts and .com retail outlets, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe, Asia and Australia.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2016, the results of operations for the three and six months ended September 30, 2016 and 2015, and the cash flows for the six months ended September 30, 2016 and 2015. The results of operations for the three and six months ended September 30, 2016 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 70.9% of revenues in the fiscal year ended March 31, 2016 (“Fiscal 2016”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the six-month period ended September 30, 2016, the Company has further expanded its distribution channel and invested in necessary overhead in anticipation of the peak sales season.  The balance sheet as of March 31, 2016 is derived from the Company’s audited financial statements.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if it had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Employee stock options to purchase approximately 656,000 shares of common stock were outstanding and warrants to purchase approximately 432,000 shares of common stock were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive in the periods presented.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of September 30, 2016.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended September 30, 2016, the Company had three customers, Amazon.com, Sur La Table and Ace Hardware, which represented 33.3%, 20.1% and 16.8% of net revenue, respectively.  For the three months ended September 30, 2015, the Company had one customer, Amazon.com, which represented 42.4% of the Company’s net revenue. For the six months ended September 30, 2016, the Company had one customer, Amazon.com that represented 34.6% of the Company’s net revenue. For the six months ended September 30, 2015, the Company had had one customer, Amazon.com that represented 40.1% of the Company’s net revenue.

Suppliers:
For the three months ended September 30, 2016, the Company purchased inventories and other inventory-related items from one supplier totaling $3.6 million, representing 233.2% of cost of revenue, as we ramp up inventory levels for the holiday season. For the three months ended September 30, 2015, the Company purchased inventories and other inventory-related items from four suppliers totaling $2.2 million, $315,000, $167,000 and $149,000, representing 206.2%, 29.1%, 15.4% and 13.7% of cost of revenue, respectively. For the six months ended September 30, 2016, the Company purchased inventories and other inventory-related items from one supplier totaling $4.1 million, representing 142.3% of cost of revenue. For the six months ended September 30, 2015, the Company purchased inventories and other inventory-related items from one supplier totaling $2.6 million, representing 43.3% of cost of revenue.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation, third-party labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on our operations.

Accounts Receivable:
As of September 30, 2016, the Company had three customers, Amazon.com, Sur La Table and Ace Hardware that represented 35.3%, 26.2% and 21.3%, respectively, of the Company’s outstanding accounts receivable.  As of March 31, 2016, the Company had two customers, Amazon.com and Costco that represented 35.3% and 22.1%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

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

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2016 and March 31, 2016 due to the relatively short-term nature of these instruments.
The Company has three liabilities for which the carrying value is determined by Level 3 inputs: (1) Notes payable – related party; (2) sale of intellectual property liability; and (3) derivative warrant liability.  As discussed below in Notes 3 and 4, each of these liabilities was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of September 30, 2016 and March 31, 2016, the fair value of the Company’s note payable and sale of intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  The Company also issued a derivative warrant that entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, would constitute 80% of the Company’s outstanding capital stock.  The Company accounts for the warrant as a liability and measures the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant is exercised or expires.  As of September 30, 2016 and March 31, 2016, the estimated fair value of the warrant was $1.5 million and $644,000, respectively. As of September 30, 2016, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition, except for the derivative warrant liability.  The table below summarizes the fair value and carry value of each Level 3 category liability:

	September 30, 2016 (in thousands)		March 31, 2016 (in thousands)
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable-related party	$2,716	$2,759	$1,277	$1,293
Derivative warrant liability	1,547	1,547	644	644
Sale of intellectual property liability	104	138	117	160
Total	$4,367	$4,444	$2,038	$2,097

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Direct-to-consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $17,000 and $14,000 at September 30, 2016 and March 31, 2016, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of September 30, 2016 and March 31, 2016, the balance in this reserve account was $85,000 and $232,000, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  The Company records media costs related to its direct-to-consumer advertisements, inclusive of related postage and printing costs incurred in conjunction with mailings of catalogues, in accordance with ASC 340-20 Capitalized Advertising Costs.  As prescribed by ASC 340-20-25, direct-to-consumer advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

Advertising expense for the three and six months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, (in thousands)		Six Months Ended September 30, (in thousands)
	2016	2015	2016	2015
Direct-to-consumer	$36	$61	$115	$198
Retail	107	95	302	96
Other	7	11	15	24
Total advertising expense	$150	$167	$432	$318

As of September 30, 2016 and March 31, 2016, the Company deferred $1,000 and $24,000, respectively, related to such media and advertising costs, including the catalogue cost described above.  The costs are included in the prepaid expenses and other line of the condensed balance sheets.

Inventories

Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor, and manufacturing overhead are included in inventory costs. The Company records raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ASC 330 Inventory Pricing.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.

	September 30,	March 31,
	2016 (in thousands)	2016 (in thousands)
Finished goods	$4,484	$2,372
Raw materials	1,026	777
	$5,510	$3,149

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2016 and March 31, 2016, the Company had reserved $285,000 for inventory obsolescence.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following; (i) a product is shipped under an agreement with a customer; (ii) the risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of September 30, 2016 and March 31, 2016, the Company had accrued $105,000 and $151,000, respectively, as an estimate for the foregoing deductions and allowances.  These expenses are included in the accrued expenses line of the condensed balance sheets.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $119,000 and $117,000 as of September 30, 2016 and March 31, 2016, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of September 30, 2016 and March 31, 2016, the Company has recorded a reserve for customer returns of $60,000 and $197,000, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized and a current and long-term liability recorded in the Company’s financial statements.
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

In August 2015, the FASB issued ASU 2015-14 which updated (to defer the effective date by one year) previously issued ASU 2014-09, “Revenue from Contracts with Customers,” which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted.  We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management has early adopted ASU 2015-11 and notes no material impact on the Company’s financial position or results of operations.

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

3.     Notes Payable, Long Term Debt and Current Portion – Long Term Debt

For a detailed discussion on our previously outstanding Notes Payable, Long Term Debt and Current Portion – Long Term Debt, refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, as filed with the SEC on June 15, 2016.  The following are the changes to our Notes Payable, Long Term Debt and Current Portion – Long Term Debt for the periods presented.

As of September 30, 2016 and March 31, 2016, the outstanding balance of the Company’s notes payable and debt, including accrued interest, is as follows:

	September 30, 2016 (in thousands)	March 31, 2016 (in thousands)
Notes payable-related party	$2,759	$1,293
Derivative warrant liability (see Note 4)	1,547	644
Sale of intellectual property liability (see Note 4)	138	160
Total debt	4,444	2,097
Less notes payable and current portion – long term debt	4,444	2,097
Long term debt	$-	$-

Scotts Miracle-Gro Term Loan

On July 15, 2016, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro (“SMG Term Loan”).  The proceeds will be made available as needed in increments of $500,000 not to exceed $6.0 million with a due date of April 15, 2017.  The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum, but will be paid quarterly in arrears in cash on the 15th day of each June, September, December and March.  The Term Loan may be prepaid from time to time, in whole or in part, in an amount greater than or equal to $250,000, without penalty or premium.  Amounts repaid or prepaid in respect of the Term Loan may not be reborrowed.  The Term Loan Agreement has been filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 21, 2016.  As of September 30, 2016, the outstanding balance of the Term Loan, including accrued interest, was $2.8 million and we were current and in compliance with all terms and conditions.

Liabilities Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock and a warrant to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has classified the warrant as a liability at its estimated fair value.  The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period until it is exercised or expires.  The valuation techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 4.  As of September 30, 2016 and March 31, 2016, the estimated fair value of the warrant was $1.5 million and $644,000, respectively.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of September 30, 2016 and March 31, 2016, a liability of $138,000 and $160,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of September 30, 2016 and March 31, 2016, a liability of $263,000 and $579,000, respectively, was recorded on the balance sheets for the Technology Licensing Agreement.  The accrued liability for the Brand License Agreement at $1.51 per share is fair valued at period end and recorded as stock dividend to be distributed and amounts to $454,000 and $905,000 of the stock dividend to be distributed as of September 30, 2016 and March 31, 2016, respectively.

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $1.5 million and $644,000 as of September 30, 2016 and March 31, 2016, respectively. The derivative warrant liability will be re-measured to fair value, on a recurring basis, at the end of each reporting period it is exercised or expires. The Company calculated the fair value of the Warrant during the quarter ended September 30, 2016 using a Monte Carlo simulation model.

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

5.     Equity Compensation Plans

For the three and six months ended September 30, 2016, the Company did not grant options to purchase shares of common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).  For the three and six months ended September 30, 2015, the Company granted options to purchase 212,000 shares of common stock under the 2005 Plan.

During the three and six months ended September 30, 2016, no options to purchase shares of common stock were cancelled or expired.  During the three and six months ended September 30 2016, no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three and six months ended September 30, 2015, no options to purchase shares of common stock were cancelled or expired.  During the three and six months ended September 30, 2015, no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of September 30, 2016, unvested options to purchase an aggregate of 72,000 shares of the Company’s common stock were outstanding.  The Company will incur up to $60,000 of compensation expense in future periods if these options fully vest.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2016 is as follows:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Exercise price	Options (in thousands)	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price	Aggregate Intrinsic Value (in thousands)	Options (in thousands)	Weighted-average Remaining Contractual Life (years)	Weighted- average Exercise Price	Aggregate Intrinsic Value (in thousands)
$1.01	79	1.35	$1.01		79	1.35	$1.01
$1.10	50	1.50	$1.10		50	1.50	$1.10
$1.21	50	1.50	$1.21		50	1.50	$1.21
$1.55	212	3.88	$1.55		140	3.88	$1.55
$2.20	162	1.99	$2.20		162	1.99	$2.20
$2.42	10	2.02	$2.42		10	2.02	$2.42
$5.31	93	2.85	$5.31		93	2.85	$5.31
	656	2.57	$2.13	$1,628	584	2.41	$2.20	$1,417

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was September 30, 2016.

6.     Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2016 and March 31, 2016, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.     Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2016, as filed with the SEC on June 15, 2016 for a detailed discussion of related party transactions.

On July 15, 2016, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  Interest is charged at the stated rate of 10% per annum and will be paid quarterly in arrears, in cash on the 15th day of each June, September, December and March.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” above.

8.     Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2016 through September 30, 2016 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2016	444	$6.45	$7
Granted	-	-
Exercised	12	2.10
Expired	-	-
Outstanding, September 30, 2016	432	$6.57	$91

As of September 30, 2016, the Company had the following outstanding warrants to purchase shares of its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (Years)
38	$2.10	2.02
394	$7.00	0.53
432	$6.57	0.66

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

As described in Note 4 above, on April 22, 2013 the Company issued 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement were filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  As of September 30, 2016, based on the number of shares issuable to Scotts Miracle-Gro, the Company has accrued $478,000 for the stock dividend.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 4 – Scotts Miracle-Gro Transaction” above.

9.     Subsequent Events

In October and November 2016, the Company borrowed an additional $2.5 million on the SMG Term Loan.  As disclosed in Note 3 above, the proceeds were made available in increments of at least $500,000 with a due date of April 15, 2017.  As of November 3, 2016, the Company had borrowed an aggregate of $5.3 million in principal under the Term Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2016 and September 30, 2015.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2016.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Results of Operations

Three Months Ended September 30, 2016 and September 30, 2015

Summary Overview
For the three months ended September 30, 2016, total revenue was $2.2 million, an increase of 105.5%, or $1.2 million, relative to the same period in the prior year.  The increase was primarily due to over $700,000 of in-store retail channel sales for tests with our newly acquired retail accounts.  Additionally, we also experienced increased sales at Amazon.com and other online retailers.  This is consistent with our current strategy to build through online retailers while refocusing on in-store tests, primarily in the housewares channel.  We anticipate that quarterly sales results during the first six months of our fiscal year (April-September), may continue to be inconsistent as the Company tests various retail channel strategies in an effort to optimize sales and profitability throughout the year and the impact of load-in timing.  Additionally, sales in our direct-to-consumer channel also increased 46.4%, or $261,000, primarily due to growing enthusiasm about new gardens that were first introduced in the prior year with LED lighting, more color options to our products and the growth in our active database of customers.  We believe we benefit from more visibility from our prior year marketing campaigns and increased presence on Amazon.com and other select online retail distribution channels.

For the three months ended September 30, 2016, AeroGarden sales increased by 203.2% from the prior year period due to the large AeroGarden retail sales in the current year.  The prior year sales did not have a comparable retail load-in for items that will be carried in-store during the holiday season. Seed pod kit and accessory sales increased by 22.9% over prior year period as our established base of AeroGardeners continues to grow.  AeroGarden sales represented 73.4% of total revenue, as compared to 49.7% in the prior year period.  This percentage increase, on a product line basis, was attributable to sales to expanded and newly acquired retail accounts in the current year period.  Seed pod kit and accessory sales decreased as a percent of the total to 33.5% from 56.0% due to the increased sales of AeroGarden this quarter.

During the three months ended September 30, 2016, we spent $150,000 in advertising expenditures, a $17,000 or 10.2% year-over-year decrease compared to the same period ended September 30, 2015. This was primarily due to a decrease in our pay-per-click spending campaigns.  The advertising expenditures were divided as follows:

•
Direct-to-consumer advertising decreased $25,000 from $61,000 to $36,000 during the three months ended September 30, 2016, primarily reflecting a reallocation of spending from pay-per-click and digital display advertising campaigns to retail spending.  Efficiency, as measured by dollars of direct-to-consumer sales generated per dollar of related advertising expense continued to be strong, although the ratio decreased 15.9% to $7.78 for the three months ended September 30, 2016, as compared to $9.26 for the same period in Fiscal 2016 as spending was down and revenue was up.

•
Retail advertising increased to $12,000 from $95,000 to $107,000 for the three months ended September 30, 2016 and September 30, 2015, respectively, primarily related to targeted search campaigns with retailers.

•	In addition, during the quarter some of our marketing expenditures were in support of advertising and promotional initiatives that are designed to promote the fall and holiday sales season.

Our gross margin for the three months ended September 30, 2016 was 30.8%, up from 30.2% in the prior year period.  During the quarter we experienced higher margins on product sales that were adversely impacted by one-time costs in our warehousing processes and product markdowns as we readied some existing products for sale in the coming holiday season.

In aggregate, our total operating expenses decreased 3.9% or $54,000 year-over-year, principally as a result of carefully managing our operating expenses in support of anticipated future growth.  Gross spending fluctuated in the following areas:

•	A $17,000 decrease in advertising for promotional programs with Amazon.com relating to Prime day as compared to the prior year;
•	A $16,000 decrease in market research as we leveraged our previous expenditures as it related to understanding the purchase intent of our customer and prospect bases;
•	A $21,000 decrease in travel as we traveled less to potential customers and to manufacturers in China;
•
An $86,000 decrease in a variety of other areas including depreciation expense on new tooling from products introduced in the prior year, courier expense on fewer product prototypes, no current engagement of an investor relations firm, fewer legal fees and less required product testing and certifications; and

•	An $84,000 increase in sales and marketing personnel to promote the retail sales channel.

As a result of efforts to prepare for growth and timing of load-in orders, our operating loss improved to $627,000 for the three months ended September 30, 2016, as compared to an operating loss of $1.0 million in the prior year period.

Other income and expense for the three months ended September 30, 2016 totaled to a net other expense of $502,000, as compared to net other expense of $124,000 in the prior year period.  In both periods, net other expense is primarily attributable to non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

The net loss for the three months ended September 30, 2016 decreased to $1.1 million, as compared to a $1.2 million net loss in the prior year.  The decline in net loss is due to higher overall sales, which are a result newly acquired retail accounts, increased visibility due to the cumulative effect of general marketing and advertising campaigns in both years and an improved product line.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2016 and the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015
Net revenue
Direct-to-consumer	36.8%	51.7%
Retail	61.6%	48.3%
International	1.6%	0.0%
Total net revenue	100.0%	100.0%

Cost of revenue	69.2%	69.8%
Gross profit	30.8%	30.2%

Operating expenses
Research and development	5.1%	13.1%
Sales and marketing	32.5%	61.2%
General and administrative	21.2%	51.5%
Total operating expenses	58.8%	125.8%
Loss from operations	(28.0)%	(95.6)%

Revenue
For the three months ended September 30, 2016, revenue totaled $2.2 million, a year-over-year increase of 105.5% or $1.2 million, from the three months ended September 30, 2015.

	Three Months Ended September 30, (in thousands)
Net Revenue	2016	2015
Direct-to-consumer	$825	$564
Retail	1,381	527
International	36	-
Total	$2,242	$1,091

Direct-to-consumer sales for the three months ended September 30, 2016 totaled $825,000, up $261,000 or 46.4%, from the prior year period.  The increase in sales to direct-to-consumer channels was caused by growing enthusiasm about new gardens that were first introduced in the prior year with LED lighting systems and more garden options such as gardens with different color options.  Additionally, direct-to-consumer sales increased due to increased visibility and continued momentum from our general advertising and marketing campaign, including our increased presence on Amazon.com and other select online retail distribution channels.

Sales to retailer customers for the three months ended September 30, 2016 totaled $1.4 million, up $854,000 from the prior-year period, principally reflecting load-in sales to newly acquired brick and mortar stores in advance of the peak holiday season, as well as growth in the existing Amazon.com account.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2016 and September 30, 2015 is as follows:

	Three Months Ended September 30, (in thousands)
	2016	2015
Product Revenue
AeroGardens	$1,645	$542
Seed pod kits and accessories	750	611
Other	(153)	(62)
Total	$2,242	$1,091
% of Total Revenue
AeroGardens	73.4%	49.7%
Seed pod kits and accessories	33.5%	56.0%
Other	(6.9)%	(5.7)%
Total	100.0%	100.0%

AeroGarden sales increased $1.1 million, or 203.2%, from the prior year period, reflecting increased retail channel sales as we sold into brick and mortar stores in advance of the peak holiday season as we expanded upon tests that were successful in the prior year during the period ended September 30, 2016 and increased sales of AeroGardens in our Direct-to-Consumer channel as our advertising campaigns from the prior year continued to inform buyers about our products.  The increase in seed pod kit and accessory sales, from $611,000 to $750,000, principally reflects the overall increase in our established base of AeroGardens.  For the three months ended September 30, 2016, sales of seed pod kits and accessories represented 33.5% of total revenue, as compared to 56.0% in the prior year period, which is a result of the increase in an AeroGarden retail sales to expanded accounts in the current year.  Other revenue which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions decreased as a percent of the total to (6.9)% from (5.7)% in the prior year period due to lower shipping revenue as a percentage of sales and higher deductions and accruals related to retail accounts.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2016 totaled $1.6 million, an increase of $789,000 from the three months ended September 30, 2015, due to increased revenue.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 69.2% of revenue as compared to 69.8% for the quarter ended September 30, 2015.  The decrease in costs as a percent of revenue reflected our attention to cost savings within the supply chain.  Our gains and efficiency were partially offset by mix changes such as from higher margin seed kits to lower margin AeroGardens, in customer mix from higher margin direct-to-consumer customers to lower margin retailers and product mix as well as certain one-time charges.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue (as discussed above), as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.   As a result, retail and international sales generally have lower gross margins than direct-to-consumer sales.  The gross margin for the quarter ended September 30, 2016 was 30.8% as compared to 30.2% for the quarter ended September 30, 2015.  The increase in our gross margin was primarily additional sales to Direct-to-consumer customers, economies of scale associated with increased sales to retailers, product mix and some one-time charges from warehousing and product markdowns.

Sales and Marketing
Sales and marketing costs for the three months ended September 30, 2016 totaled $729,000, as compared to $668,000 for the three months ended September 30, 2015, an increase of 9.2%, or $61,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended September 30, (in thousands)
	2016	2015
Advertising	$150	$167
Personnel	470	386
Sales commissions	(11)	(5)
Trade shows	1	8
Market research	-	16
Travel	21	42
Other	98	54
	$729	$668

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogue mailing and web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $150,000 for the quarter ended September 30, 2016, a year-over-year decrease of 10.2%, or $17,000, due to our decline in participation in various promotional programs as our increased product awareness continues from our prior year general marketing and advertising campaigns along with our web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2016, personnel costs for sales and marketing were $470,000, up $84,000 or 21.2% from the three months ended September 30, 2015.  The increase reflected a minimal increase in headcount necessary to support our sales to retailers.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses increased year-over-year principally because of a market research programs, promotional items and new products that were initiated during the current year quarter.

General and Administrative
General and administrative costs for the three months ended September 30, 2016 totaled $475,000, as compared to $561,000 for the three months ended September 30, 2015, a decrease of 15.3%, or $86,000.  The decrease is attributable to lower legal fees, not engaging an investor relations firm and depreciation expense.

Research and Development
Research and development costs for the quarter ended September 30, 2016 totaled $114,000, a decrease of $29,000 from the quarter ended September 30, 2015.  The decrease reflects decrease new product development activities for products introduced in the prior year, including shipping samples of new products and certification and testing of the LED products, as required by our retail partners.

Operating Loss and EBITDA
Our operating loss for the three months ended September 30, 2016 was $627,000, an improvement to the loss of $415,000 from the operating loss of $1.0 million for the three months ended September 30, 2015.  The decreased loss reflected higher sales in both our retail and direct-to-consumer channels, as well as an overall decrease in operating expenses, as discussed in greater detail above.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating profit or loss, excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro intellectual property royalty and branding license, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA loss for the quarter ended September 30, 2016 totaled $392,000, which was $430,000 more favorable than the $822,000 Adjusted EBITDA loss recorded during the prior year quarter.

	Three Months Ended September 30, (in thousands)
	2016	2015
Loss from operations	$(627)	$(1,042)
Add back non-cash items:
Depreciation and amortization expense	92	99
Stock based compensation	32	83
Scott’s Miracle-Gro intellectual property royalty and branding license	111	38
Total non-cash items	234	220
Adjusted EBITDA	$(392)	$(822)

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

Net Loss
For the three months ended September 30, 2016, we recorded a net loss of $1.1 million as compared to a net loss of $1.2 million for the three months ended September 30, 2015.

Six Months Ended September 30, 2016 and September 30, 2015

Summary Overview
For the six months ended September 30, 2016, total revenue of $4.4 million was up 65.3%, or $1.7 million, relative to the same period in the prior year.  The increase was primarily due to over $700,000 of in-store retail channel sales, continued sales into the housewares channel and growing interest in our new AeroGardens that were first introduced in the prior year.   This increase includes growth of sales at Amazon.com and other online retailers, consistent with our current strategy to build through online retailers while refocusing in-store tests, primarily in the housewares channel.   We anticipate that quarterly sales results during the first six months of our fiscal year (April-September), may be inconsistent as we test various retail channel strategies in an effort to optimize sales and profitability throughout the year.  Sales in our direct-to-consumer channels increased, by 28.9%, or $441,000, primarily due to more visibility and continued momentum from our general advertising and marketing campaign including our increased presence on Amazon.com and other select online retail distribution channels.   Sales to international distributors increased by 100% to $102,000 in the six months ended September 30, 2016, relative to the same period in the prior year, primarily due to product testing in certain international markets such as Amazon.uk.

For the six months ended September 30, 2016, AeroGarden sales increased by 90.0% from the prior year period and seed pod kit and accessory sales increased by 32.2% over prior year period.  AeroGarden sales represented 68.0% of total revenue, as compared to 59.2% in the prior year period.  This percentage increase, on a product line basis, was attributable to existing and new customers purchasing AeroGardens and expansion and introduction of AeroGardens into newly acquired retail accounts.  Seed pod kit and accessory sales decreased as a percent of the total to 34.8% from 43.5% in the prior year period as a result of as a result of the higher AeroGarden sales as we approach our peak selling season.

During the six months ended September 30, 2016, we spent $432,000 in advertising expenditures, a year-over-year increase of $114,000, or 36.0%, compared to the same period ended September 30, 2015. This increase was to support our retail sales channels.  These expenditures were divided as follows:

•
Direct-to-consumer advertising decreased $84,000 to $115,000 during the six months ended September 30, 2016, primarily reflecting decreased spending on our catalogue mailings.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense increased to $12.34 for the six months ended September 30, 2016, as compared to $7.70 for the same period in Fiscal 2016.

•
Retail advertising increased to $302,000 from $96,000 for the six months ended September 30, 2016 and September 30, 2015, respectively as we invested in : (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts including catalogs and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

•	In addition, during the six-month period some of our marketing expenditures were in support of advertising and promotional initiatives that will benefit the fall and holiday selling season.

Our gross margin for the six months ended September 30, 2016, was 34.9%, up from 30.5% in the prior year period.  The increase in the margin is due to increased percentage of sales derived from gardens with higher margins, improvements in our pricing strategy, partially offset by one-time costs in our warehousing processes and product markdowns.

In aggregate, our total operating expenses increased 0.2%, or $5,000, year-over-year, principally to support new product introductions and anticipated growth.  Gross spending fluctuated in the following areas:

•	A $114,000 increase in advertising for promotional programs with Amazon.com to further drive product awareness;
•	A $105,000 increase in sales and marketing personnel to promote the retail sales channel;
•
A $23,000 decrease in travel as we visited less customers due to carry over of some prior year customers and less trips for product development due to utilization of the prior year garden releases; and

•	A $142,000 decrease in a variety of other areas including legal fees, no engagement of investor relations firm, courier expenses on new products and testing and certification.

As a result of efforts to prepare for growth, our operating loss was $1.3 million for the six months ended September 30, 2016, as compared to an operating loss of $2.0 million in the prior year period.

Our operating loss decreased $719,000 to $1.3 million for the six months ended September 30, 2016, from $2.0 million in the prior year period, primarily as a result of efforts to hold general operating expenses relatively flat year over year.  The first six months of the year are our seasonally slowest sales period by a significant margin, and the loss is consistent with our internal projections during our slower selling months.
Other income and expense for the six months ended September 30, 2016 totaled to a net other expense of $975,000, as compared to net other expense of $388,000 in the prior year period.   In both periods, net other expense is primarily attributable to non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

The net loss for the six months ended September 30, 2016 was $2.2 million, as compared to the $2.4 million loss in the prior year.  The largest factor in the net loss is the impact of the revaluation of the warrant.  The net loss reflected the decreased operating expenses and similar margins due to sales into the lower margin retail channel and an increase in overall salaries and wages.  The decreased net loss is due to higher overall sales, which includes several sales to newly acquired retail accounts in advance of the peak holiday season..

The following table sets forth, as a percentage of sales, our financial results for the six months ended September 30, 2016, and the six months ended September 30, 2015:

	Six Months Ended September 30,
	2016	2015
Net revenue
Direct-to-consumer	44.7%	57.4%
Retail	53.0%	42.6%
International	2.3%	0.0%
Total net revenue	100.0%	100.0%

Cost of revenue	65.1%	69.5%
Gross profit	34.9%	30.5%

Operating expenses
Research and development	4.8%	10.3%
Sales and marketing	35.2%	48.9%
General and administrative	24.0%	46.4%
Total operating expenses	64.0%	105.6%
Loss from operations	(29.1)%	(75.1)%

Revenue
For the six months ended September 30, 2016, revenue totaled $4.4 million, a year-over-year increase of 65.3% or $1.7 million, from the six months ended September 30, 2015.

	Six Months Ended September 30, (in thousands)
Net Revenue	2016	2015
Direct-to-consumer	$1,967	$1,526
Retail	2,329	1,134
International	102	-
Total	$4,398	$2,660

Direct-to-consumer sales for the six months ended September 30, 2016, totaled $2.0 million, up $441,000 or 28.9%, from the prior year period. The increase in sales to direct-to-consumer channels was caused by an improved product line with LED lighting systems that continue to grow in popularity and more visibility and continued cumulative momentum from our general advertising and marketing campaign, which began in the prior year, and increased visibility as we continue to support the retail online sales models.

Sales to retailer customers for the six months ended September 30, 2016, totaled $2.3 million, up $1.2 million, or 105.4%, from the prior-year period, principally reflecting increased sales to newly acquired and expanded retail accounts, including our housewares customers and the existing Amazon.com accounts.  We also tested our products in several retail stores during the period in anticipation of the continued retail expansion throughout the year.

International sales for the six months ended September 30, 2016, totaled $102,000, an increase of $102,000.  Sales in prior periods principally reflect the start of sales testing in Europe in the current year period.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the six months ended September 30, 2016 and September 30, 2015 is as follows:

	Six Months Ended September 30,
	2016	2015
Product Revenue	(in thousands)	(in thousands)
AeroGardens	$2,992	$1,574
Seed pod kits and accessories	1,531	1,158
Other	(125)	(72)
Total	$4,398	$2,660
% of Total Revenue
AeroGardens	68.0%	59.2%
Seed pod kits and accessories	34.8%	43.5%
Other	(2.8)%	(2.7)%
Total	100.0%	100.0%

AeroGarden sales increased $1.4 million, or 90.0%, from the prior year period, reflecting increased retail channel sales and increased sales of AeroGardens in our direct-to-consumer channel.  The increase in seed pod kit and accessory sales, which increased by $373,000, or 32.2%, principally reflects the increase in our established base of AeroGardens.  For the six months ended September 30, 2016, sales of seed pod kits and accessories represented 34.2% of total revenue, as compared to 43.5% in the prior year period.  The decrease is due to increased sales of AeroGardens.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, increased as a percent of the total to (2.8)% from (2.7)% in the prior year period due to lower shipping revenue as a percentage of sales and higher deductions and accruals for new retail accounts.

Cost of Revenue
Cost of revenue for the six months ended September 30, 2016 totaled $2.9 million, an increase of $1.0 million, from the six months ended September 30, 2015, due to increased revenues.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 65.1% of revenue as compared to 69.5% for the prior year period.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.   As a result, retail and international sales generally have lower gross margins than direct-to-consumer sales.  The gross margin for the six months ended September 30, 2016, was 34.9% as compared to 30.5% for the six months ended September 30, 2015.  The increase in our gross margin was primarily attributable to the increased percentage of sales derived from AeroGardens with higher margins and improvements in our pricing strategy, partially offset by some one-time costs in our warehousing processes and product markdowns.

Sales and Marketing
Sales and marketing costs for the six months ended September 30, 2016, totaled $1.5 million, as compared to $1.3 million for the six months ended September 30, 2015, an increase of 18.2%, or $239,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Six Months Ended September 30, (in thousands)
	2016	2015
Advertising	$432	$308
Personnel	866	761
Sales commissions	(7)	7
Trade shows	1	8
Market research	1	34
Travel	72	80
Other	184	103
	$1,549	$1,301

Advertising expense totaled $432,000 for the six months ended September 30, 2016, a year-over-year increase of 40.3%, or $124,000, primarily due to continued promotional programs to increase product awareness of our cobranded Miracle-Gro AeroGarden trade name, along with growth in our web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the six months ended September 30, 2016, personnel costs for sales and marketing were $866,000, up from $761,000 for the six months ended September 30, 2015, an increase of 13.8%.  The increase reflected increased headcount necessary to drive what we anticipate will be increased sales to retailers and through our direct-to-consumer channel beginning in the fall of 2016.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses increased year-over-year because of increases in a variety of spending categories, including more focused marketing with Amazon.com offset by decreases in specific market research programs that we leverage from the prior year.

General and Administrative
General and administrative costs for the six months ended September 30, 2016, totaled $1.1 million, as compared to $1.2 million for the six months ended September 30, 2015, a decrease of 13.9%, or $171,000.  The decrease is attributable to decreased legal fees, no investor relations firm in the current year, contracted services and insurance.

Research and Development
Research and development costs for the six months ended September 30, 2016, totaled $211,000, a decrease of 22.9%, or $63,000, from the six months ended September 30, 2015.  The decrease reflects less required testing on new products and prototypes as we continue to leverage the efficiency of design work from prior years including lower expenses related to shipping new products around the globe.

Operating Loss and EBITDA
Our operating loss for the six months ended September 30, 2016, was $1.3 million, a decrease of $719,000 from the operating loss of $2.0 million for the six months ended September 30, 2015.  The decreased operating loss was attributable to increased sales in both the retail distribution and direct-to consumer channels.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss, excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro intellectual property royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA loss for the six months ended September 30, 2016, totaled $786,000, which was a $755,000 improvement over the $1.5 million Adjusted EBITDA loss recognized during the prior year period.

	Six Months Ended September 30, (in thousands)
	2016	2015
Loss from operations	$(1,280)	$(1,999)
Add back non-cash items:
Depreciation and amortization expense	185	179
Stock based compensation	92	157
Scott’s Miracle-Gro intellectual property royalty and branding license	217	123
Total non-cash items	494	459
Adjusted EBITDA	$(786)	$(1,540)

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

Net Loss
The net loss for the six months ended September 30, 2016 was $2.2 million, as compared to $2.4 million net loss in the prior–year period as discussed above.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $2.7 million for the six months ended September 30, 2016, as compared to cash used of $2.7 million in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt (recoveries) allowances, change in fair value of the Scotts Miracle-Gro warrant liability and non-cash compensation expense, totaled to a net gain of $1.4 million for the six months ended September 30, 2016, as compared to a net gain of $760,000 in the prior year period.  The increase principally reflected non-cash charges arising from the change in fair value on the derivative warrant liability, depreciation and non-cash compensation expenses.

Changes in current assets used net cash of $3.1 million during the six months ended September 30, 2016, principally from increases in inventory and in prepaid assets related to the deposits and purchases of AeroGardens as we ramp up for our peak sales season, which historically begins in the third fiscal quarter.

As of September 30, 2016, the total inventory balance was $5.5 million, representing approximately 148 days of sales activity, and 327 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended September 30, 2016, respectively.  The days in inventory calculation based on the three months of sales activity can vary greatly due to the seasonality of our sales, which are at a seasonal low during the quarter ended September 30.

Current operating liabilities increased $1.3 million during the six months ended September 30, 2016, principally because of an increase in accounts payable.  Accounts payable as of September 30, 2016, totaled $2.5 million, representing approximately 42 days of daily expense activity, and 81 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended September 30, 2016, respectively.

Net investment activity used $88,000 of cash in the current year period, principally because of the purchases of equipment as we change our supply manufacturers and introduce new products.

Net financing activity provided net cash of $1.7 million during the six months ended September 30, 2016, principally due the Term Loan agreement with Scotts Miracle-Gro.

As of September 30, 2016, we had a cash balance of $414,000, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $1.4 million as of March 31, 2016, of which $15,000 was restricted.  The increase in cash is primarily attributable to the Term Loan agreement with Scotts Miracle-Gro and the timing of inventory purchases as we prepare for the peak selling season.

As of September 30, 2016 and March 31, 2016, the outstanding balance of our notes payable and debt, including accrued interest, was as follows:

	September 30,	March 31,
	2016	2016
Notes payable-related party	$2,759	$1,293
Derivative warrant liability (see Note 4)	1,547	644
Sale of intellectual property liability (see Note 4)	138	160
Total debt	4,444	2,097
Less notes payable and current portion – long term debt	4,444	2,097
Long Term Debt	$-	$-

Cash Requirements

We generally require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans,
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $414,000 ($15,000 of which is restricted as collateral for our various corporate obligations) as of September 30, 2016;
•	our cash of $1.2 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of November 3, 2016;
•
continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan of up to $6.0 million from Scotts Miracle-Gro, of which we had borrowed $2.8 million and $5.3 million in principal amount as of September 30, 2016 and November 3, 2016, respectively;

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

On July 15, 2016, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000 not to exceed $6.0 million with a due date of April 15, 2017.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum to be paid quarterly in arrears in cash, on the 15th day of each June, September, December and March.  The funding will provide general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  We have borrowed $5.3 million as of November 3, 2016 and will continue to borrow against the $6.0 million loan in order to purchase inventory during our peak selling season.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2016.

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
10.1
Term Loan and Security Agreement by and among the Company and SMG Growing Media, Inc. dated July 6, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 10, 2016)

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

AeroGrow International, Inc.

Date: November 10, 2016	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 10, 2016	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)