Form 10-Q
period 2016-12-31
AeroGrow International, Inc.
filed 2017-02-13
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of February 7, 2017:  33,477,287

AeroGrow International, Inc.

FORM 10-Q REPORT
December 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2016	March 31, 2016
(in thousands, except share and per share data) ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$48,345	$1,401
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $38 and $14 at December 31, 2016 and March 31, 2016, respectively	4,077	1,577
Other receivables	185	232
Inventory	3,957	3,149
Prepaid expenses and other	615	196
Total current assets	57,194	6,570
Property and equipment, net of accumulated depreciation of $3,927 and $3,652 at December 31, 2016 and March 31, 2016, respectively	475	620
Deposits and intangible assets	108	158
Total assets	$57,777	$7,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,499	$1,733
Accrued expenses	2,512	964
Dividend payable	40,507	-
Customer deposits	506	352
Deferred rent	1	1
Notes payable – related party	-	1,293
Derivative warrant liability	-	644
Debt associated with sale of intellectual property	128	160
Total current liabilities	46,153	5,147
Long term liabilities
Capital lease liability	20	-
Total liabilities	46,173	5,147
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 and 2,649,007 issued and outstanding at December 31, 2016 and March 31, 2016, respectively	-	3
Common stock, $.001 par value, 750,000,000 shares authorized, 33,477,287 and 7,499,966 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	33	7
Additional paid-in capital	138,757	84,129
Stock to be distributed for Scotts Miracle-Gro transactions	2,642	2,391
Accumulated deficit	(129,828)	(84,329)
Total stockholders' equity	11,604	2,201
Total liabilities and stockholders' equity	$57,777	$7,348

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
(in thousands, except per share data)	2016	2015	2016	2015
Net revenue	$13,207	$11,892	$17,605	$14,552
Cost of revenue	8,372	7,413	11,235	9,262
Gross profit	4,835	4,479	6,370	5,290

Operating expenses
Research and development	102	92	312	394
Sales and marketing	3,365	2,822	4,914	4,093
General and administrative	746	705	1,802	1,941
Total operating expenses	4,213	3,619	7,028	6,428

Profit (loss) from operations	622	860	(658)	(1,138)

Other income (expense), net
Fair value changes in derivative warrant liability	(1,205)	1,549	(2,108)	1,218
Interest expense – related party	(77)	(139)	(108)	(197)
Other income (expense), net	21	8	(20)	8
Total other income (expense), net	(1,261)	1,418	(2,236)	1,029

Net income (loss)	$(639)	$2,278	$(2,894)	$(109)
Change in fair value of stock and dividend to be distributed for Scotts Miracle-Gro transactions	(1,447)	(507)	(2,214)	891
Net income (loss) attributable to common shareholders	$(2,086)	$1,771	$(5,108)	$782

Net income (loss) per share, basic and diluted	$(0.09)	$0.24	$(0.38)	$0.11

Weighted average number of common shares outstanding, basic and diluted	24,022	7,500	13,452	7,235

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31, (in thousands)
	2016	2015
Cash flows from operating activities:
Net (loss)	$(2,894)	$(109)
Adjustments to reconcile net (loss) to cash (used) by operations:
Issuance of common stock and options under equity compensation plans	152	217
Depreciation and amortization expense	275	276
Bad debt expense	24	51
Fair value remeasurement of derivative warrant liability	2,108	(1,218)
Accretion of debt associated with sale of intellectual property	(32)	(36)
SMG intellectual property royalty and branding license	929	769
Change in operating assets and liabilities:
(Increase) in accounts receivable	(2,524)	(4,801)
Decrease in other receivable	47	55
(Increase) in inventory	(808)	(2,171)
(Increase) in prepaid expenses and other	(419)	(288)
Decrease in deposits	50	-
Increase in accounts payable	843	1,280
Increase in accrued expenses	1,548	1,083
Increase in accrued interest-related party	107	197
Increase in customer deposits	154	883
Net cash (used) by operating activities	(439)	(3,812)
Cash flows from investing activities:
Purchases of equipment	(107)	(462)
Net cash (used) by investing activities	(107)	(462)
Cash flows from financing activities:
Proceeds from notes payable – related party	5,250	6,000
Repayment of notes payable-related party	(6,354)	-
Repayment of capital lease	(3)	-
Proceeds for the exercise of warrants	47,810	-
Proceeds from the exercise of stock options	787	-
Net cash provided by financing activities	47,490	6,000
Net increase in cash	46,944	1,726
Cash, beginning of period	1,401	1,015
Cash, end of period	$48,345	$2,741

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Nine Months Ended December 31, (in thousands)
	2016	2015
Cash paid during the year for:
Interest-related party	$104	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through capital lease	$23	$-
Decrease in liability due to issuance of stock to SMG on notes payable – related party	$297	$207
Fair value of common stock issued for payment of interest on notes payable-related party	$480	$431
Change in fair value of common stock issued for payment of interest on notes payable-related party at issuance	$183	$224
Change in fair value of SMG intellectual property royalty, branding license and interest on notes payable-related party	$(2,805)	$(120)
Change in fair value of stock dividends for common stock issued on convertible preferred stock	$1,003	$434
Change in fair value of stock dividends accrued on convertible preferred stock	$(595)	$42
Decrease in liability due to issuance of stock to SMG for intellectual property and branding license	$1,006	$887
Dividend declaration on common stock	$40,508	$-

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

2.    Liquidity and Basis of Presentation

Interim Financial Information

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, as filed with the SEC on June 15, 2016.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2016, the results of operations for the three- and nine–month periods ended December 31, 2016 and 2015, and the cash flows for the nine–month periods ended December 31, 2016 and 2015. The results of operations for the three and nine months ended December 31, 2016 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 70.9% of revenues in the fiscal year ended March 31, 2016 (“Fiscal 2016”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the nine-month period ended December 31, 2016, the Company continued to expand its distribution channel to prepare for the peak sales season.  The balance sheet as of March 31, 2016 is derived from the Company’s audited financial statements.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, exercise of warrants and options, and borrowings under the Company’s debt arrangements.  We may need to seek additional capital, however, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital.

On July 15, 2016, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”).  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” below.  On December 2, 2016, the outstanding balance of the Term Loan and accrued interest were repaid in full.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Employee stock options to purchase approximately 175,000 shares and warrants to purchase approximately 396,000 shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive for the three months ended December 31, 2016, and employee stock options to purchase 656,000 shares of common stock and warrants to purchase 444,000 shares of common stock were outstanding but were not included in the computation of diluted net income for the three months ended December 31, 2015.  All potentially dilutive securities outstanding have been excluded for the nine months ended December 31, 2016 and December 31, 2015 since their effect would be antidilutive.

Cash and Cash Equivalents

The Company has designated $40.5 million for payment of the dividend declared as of December 31, 2016.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of December 31, 2016.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the three months ended December 31, 2016, the Company had two customers, Amazon.com and Bed, Bath & Beyond that represented 41.0% and 16.8% of the Company’s net revenue, respectively. For the three months ended December 31, 2015, the Company had one customer, Amazon.com, which represented 61.0% of the Company’s net revenue. For the nine months ended December 31, 2016, the Company had two customers, Amazon.com and Bed, Bath & Beyond, which represented 39.4% and 11.2% of the Company’s net revenue, respectively. For the nine months ended December 31, 2015, the Company had one customer, Amazon.com, which represented 57.1% of the Company’s net revenue.

Suppliers:
For the three months ended December 31, 2016, the Company purchased inventories and other inventory-related items from one supplier totaling $3.3 million, representing 39.7%, of cost of revenue. For the three months ended December 31, 2015, the Company purchased inventories and other inventory-related items from one supplier totaling $4.1 million, representing 55.4% of cost of revenue. For the nine months ended December 31, 2016, the Company purchased inventories and other inventory-related items from one supplier totaling $7.4 million representing 65.8% of cost of revenue. For the nine months ended December 31, 2015, the Company purchased inventories and other inventory-related items from one supplier totaling $6.7 million representing 72.2% of cost of revenue.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation, third-party labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

Accounts Receivable:
As of December 31, 2016, the Company had two customers, Amazon.com and QVC, that represented 42.7% and 14.2% of the Company’s outstanding accounts receivable, respectively.  As of March 31, 2016, the Company had two customers, Amazon.com and Costco that represented 35.3% and 22.1%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

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

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2016 and March 31, 2016 due to the relatively short-term nature of these instruments.

The Company has three liabilities for which the fair value is determined by Level 3 inputs: (1) Notes payable – related party; (2) sale of intellectual property liability; and (3) derivative warrant liability.  As discussed below in Notes 3 and 4, each of these liabilities was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of December 31, 2016 and March 31, 2016, the fair value of the Company’s note payable and the sale of intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  The Company also issued a derivative warrant liability that entitled, but did not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, would constitute 80% of the Company’s outstanding capital stock.  The Company accounted for the warrant as a liability and measured the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant was exercised.  As of March 31, 2016, the estimated fair value of the warrant was $644,000. Except for the derivative warrant liability, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.  On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant option to purchase 80% of the Company’s common stock and as such the derivative warrant liability was extinguished.  The Company issued 21.6 million shares of its common stock to Scotts Miracle-Gro in exchange for $47.8 million upon exercise of the warrant.  The table below summarizes the fair value and carry value of each Level 3 category liability:

	December 31, 2016 (in thousands)		March 31, 2016 (in thousands)
	Fair Value	Carry Value	Fair Value	Carry Value
Liabilities
Notes payable-related party	$-	$-	$1,277	$1,293
Derivative warrant liability	-	-	644	644
Sale of intellectual property liability	97	128	117	160
Total	$97	$128	$2,038	$2,097

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the period ended December 31, 2016.

	Level 3 Liabilities December 31, 2016
	(in thousands)
	Derivative warrant liability	Notes payable-related party	Sale of intellectual property liability
Balance, March 31, 2016	$644	$1,277	$117
Revaluations prior to exercise	2,108	-	-
Exercise of derivative warrant liability	(2,752)	-	-
Payment of notes payable-related party	-	(1,277)	-
Amortization of intellectual property	-	-	(20)
Balance, December 31, 2016	$-	$-	$97

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and direct-to-consumer. Direct-to-consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $38,000 and $14,000 at December 31, 2016 and March 31, 2016, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Vantiv, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2016 and March 31, 2016, the balance in this reserve account was $185,000 and $232,000, respectively.

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

	December 31, 2016	March 31, 2016
	(in thousands)	(in thousands)
Finished goods	$3,025	$2,372
Raw materials	932	777
	$3,957	$3,149

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2016 and March 31, 2016, the Company had reserved $301,000 and $285,000 for inventory obsolescence, respectively.

Revenue Recognition

The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on industry experience. As of December 31, 2016 and March 31, 2016, the Company had accrued $601,000 and $151,000, respectively, as its estimate of the foregoing deductions and allowances.  These expenses are included in the accrued expenses line of the condensed balance sheets.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $116,000 and $117,000 as of December 31, 2016 and March 31, 2016, respectively.  These expenses are recorded in the accrued expenses line of the condensed balance sheets.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of December 31, 2016 and March 31, 2016, the Company has recorded a reserve for customer returns of $360,000 and $197,000, respectively.  These expenses are recorded in the accrued expenses line of the condensed balance sheets.

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

Advertising expense for the three and nine months ended December 31, 2016 and December 31, 2015, were as follows:

	Three Months Ended December 31, (in thousands)		Nine Months Ended December 31, (in thousands)
	2016	2015	2016	2015
Direct-to-consumer	$187	$354	$302	$552
Retail	1,762	1,079	2,063	1,174
Brand and other	679	667	694	681
Total advertising expense	$2,628	$2,100	$3,059	$2,408

As of December 31, 2016 and March 31, 2016, the Company deferred $25,000 and $24,000, respectively, related to such media and advertising costs, which include the catalogue cost described above and commercial production costs.  The costs are included in the prepaid expenses and other line of the condensed balance sheets.

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows.”  The new guidance will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents is required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company plans to adopt this new guidance in the first quarter of fiscal year 2018 and does not expect the adoption to have a material impact on our financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted this ASU and noted no material impact on our financial statements.

In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year of previously issued ASU 2014-09, “Revenue from Contracts with Customers,” which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted.  We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management early adopted ASU 2015-11 and noted no material impact on the Company’s financial position or results of operations.

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

As of December 31, 2016 and March 31, 2016, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	December 31, 2016	March 31, 2016
	(in thousands)	(in thousands)
Notes Payable –related party	$-	$1,293
Derivative warrant liability (see Note 4)	-	644
Sale of intellectual property liability (see Note 4)	128	160
Total debt	128	2,097
Less notes payable and current portion – long term debt	128	2,097
Long term debt	$-	$-

Scotts Miracle-Gro Term Loan

On July 15, 2016, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro (“SMG Term Loan”).  The proceeds were made available, as needed, in increments of $500,000 not to exceed $6.0 million with a due date of April 15, 2017.  The funding provided general working capital and was used for the purpose of acquiring inventory to support anticipated growth as the Company prepared for anticipated peak season demand.  The Term Loan Agreement was secured by a lien on the assets of the Company and interest was charged at the stated rate of 10% per annum.  The Term Loan permitted prepayments without penalty or premium and as of December 31, 2016 the Company repaid the outstanding balance of the Term Loan and accrued interest in full.   The Term Loan Agreement was filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 21, 2016.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock and a warrant to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has recorded the warrant as a liability at its estimated fair value.  The derivative warrant liability was re-measured to fair value, on a recurring basis, at the end of each reporting period until it was exercised on November 29, 2016 and the Company issued 21.6 million shares of its common stock to Scotts Miracle-Gro in exchange for $47.8 million.  Upon exercise of the warrant, the Series B Convertible Preferred Stock automatically converted into 2.6 million shares of the Company’s common stock.  The techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 4.   As of March 31, 2016, the estimated fair value of the warrant was $644,000.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of December 31, 2016 and March 31, 2016, a liability of $128,000 and $160,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of December 31, 2016 and March 31, 2016, a liability of $942,000 and $579,000, respectively, was recorded on the balance sheets for the Technology Licensing Agreement.  The accrued liability for the Brand License Agreement at $1.51 per share is fair valued at period end and recorded as stock dividend to be distributed and amounts to $1.6 million and $905,000 of the stock dividend to be distributed as of December 31, 2016 and March 31, 2016, respectively.

Dividend Liability

On November 29, 2016, the Company’s Board of Directors declared a dividend of $1.21 per share of holders of the Company’s outstanding common stock as of December 20, 2016.  The total amount of the dividend liability was approximately $40.5 million and was subsequently paid on January 3, 2017 out of proceeds from the warrant exercise described above.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired: (i) 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share; and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) a promissory note payable to one of its principal suppliers (Main Power).  On November 29, 2016 Scotts Miracle-Gro fully exercised the Warrant and upon exercise of the Warrant the Series B Preferred Stock converted into shares of common stock.

The Company also issued a warrant to purchase 125,000 shares of the Company’s common stock to the placement agent.  This warrant had an exercise price of $1.54 per share (125% of the average closing price of the Company’s common stock during the five-day period prior to the April 22, 2013 closing date). The value of this warrant was estimated at $108,000, based on the Black-Scholes model with a stock price of $1.30, calculated exercise price of $1.54, expected life of three years, annualized volatility of 117.2% and a discount rate of 0.39%. The value of the warrant was recorded as stock issuance costs.

The Series B Preferred Stock was convertible into 2,649,007 shares of the Company’s common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bears a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock did not have a liquidation preference and was entitled to vote on an “as-converted” basis with the common stock.  The stock dividend accrued from day to day and was payable in shares of our common stock within thirty days after the end of each fiscal year end.  The stock dividend issuable was recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheet.  The corresponding charge will be recorded below net income to arrive at net income available to common shareholders.  By its terms, the Series B Preferred Stock automatically converted into the Company’s common stock on November 29, 2016.

The Warrant entitled, but did not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis” (as defined in the Securities Purchase Agreement), constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned by Scotts Miracle-Gro), as calculated as of the date or dates of exercise.   The exercise price of the Warrant was equal to the quotient obtained by dividing:

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

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value of $644,000 as of March 31, 2016. The derivative warrant liability was re-measured to fair value, on a recurring basis, at the end of each reporting period until it was exercised. The Company did not calculate the fair value of the Warrant during the quarter ended December 31, 2016 using a Monte Carlo simulation model.  On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant to purchase 80% of the Company’s outstanding stock, when the derivative warrant liability was extinguished and the Convertible Preferred Stock was converted to common stock.

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

5.    Equity Compensation Plans

For the three- and nine-month periods ended December 31, 2016, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).   For the three months ended December 31, 2015, the Company did not grant options to purchase the Company’s common stock under the 2005 Plan. For the nine months ended December 31, 2015, the Company granted options to purchase 212,000 shares of the Company’s common stock under the 2005 Plan.

During the three months ended December 31, 2016, no options to purchase shares of common stock were cancelled or expired, and 481,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three months ended December 31, 2015, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

During the nine months ended December 31, 2016, no options to purchase shares of common stock were cancelled or expired, and 481,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the nine months ended December 31, 2015, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of December 31, 2016, the Company had granted options to purchase zero shares of the Company’s common stock that are unvested and that will result in zero dollars of compensation expense in future periods if fully vested.  Due to the exercise of the Warrant and a defined change in control, all remaining options became fully vested.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2016 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
		Weighted-
		average	Weighted-	Aggregate
		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.10	50	1.25	$1.10
$1.55	11	3.63	$1.55
$2.20	21	1.77	$2.20
$5.31	93	2.60	$5.31
	175	2.18	$3.50	$212

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was December 31, 2016.

6.    Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of December 31, 2016 and March 31, 2016, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2016, as filed with the SEC on June 15, 2016 for a detailed discussion of related party transactions.

On July 15, 2016, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  Interest was charged at the stated rate of 10% per annum, but the principal and accrued interest on the Term Loan were repaid in full as of December 31, 2016.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” above.

8.    Stockholders’ Equity

The following table summarizes the changes in the statement of stockholders’ equity for the period ended December 31, 2016 based on changes capitalization.

					Additional	Stock dividend		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	to be	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	Distributed	(Deficit)	Equity
Balances, March 31, 2016	2,649,007	$3	7,499,966	$7	$84,129	$2,391	$(84,329)	$2,201
Conversion of preferred stock to common stock	(2,649,007)	(3)	24,296,526	24	50,541			50,562
Common stock dividend distribution issued in connection with Scotts Miracle-Gro agreements	-	-	1,199,656	1	2,146	(1,723)	1,119	1,543
Exercise of stock options	-	-	481,139	1	786	-	-	787
Stock options issued under equity compensation plans	-	-	-	-	152	-	-	152
Dividend declared at 1.21 per share	-	-	-	-	-	-	(40,507)	(40,507)
Stock dividend to be distributed	-	-	-	-	1,003	1,974	(3,217)	(240)
Net (loss)	-	-	-	-	-	-	(2,894)	(2,894)
Balances, December 31, 2016	-	$-	33,477,287	$33	$138,757	$2,642	$(129,828)	$11,604

A summary of the Company’s common stock warrant activity for the period from April 1, 2016 through December 31, 2016 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2016	444	$6.45	$7
Granted	-	-
Exercised	48	2.10
Expired	-	-
Outstanding, December 31, 2016	396	$6.97	$4

As of December 31, 2016, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (years)
2	$2.10	2.02
394	$7.00	0.53
396	$6.97	0.54

Preferred Stock and Preferred Stock Warrants

As discussed in Note 4, the Company also issued a warrant that entitled, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value.  The warrant liability was re-measured to fair value at the end of each reporting period until it was exercised in full on November 29, 2016.  For prior periods, the tables above exclude the warrant issued to Scotts Miracle-Gro because the warrant was not issuable in any certain number of shares until it was exercised on November 29, 2016.

As described in Note 4 above, on April 22, 2013 the Company issued 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  The Series B Preferred Stock was convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bore a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  As of December 31, 2016, based on the number of shares issuable to Scotts Miracle-Gro, the Company accrued $66,000 for the stock dividend.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 4 – Scotts Miracle-Gro Transaction” above.

On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant option to purchase 80% of the Company’s outstanding stock and as such the Convertible Preferred Stock was converted to common stock.

9.    Subsequent Events

In January 3, 2017, the Company paid a $40.5 million dividend on its outstanding common stock to holders of record on December 20, 2016.  The dividend was paid out of proceeds from Scotts Miracle-Gro’s warrant exercise, as described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2016 and December 31, 2015.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended December 31, 2016 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2016.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Pursuant to the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the total working capital infusion of $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, the strategic alliance allows us to use the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We intend to use our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels.

On July 15, 2016, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds were made available as needed in increments of $500,000 not to exceed $6.0 million with a due date of April 15, 2017.  The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum. The funding provided general working capital and was being used for the purpose of acquiring inventory in anticipation of the Company’s peak selling season.  As of December 31, 2016, the Company repaid the principal and accrued interest due on the Term Loan in full.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

Results of Operations

Three Months Ended December 31, 2016 and December 31, 2015

Summary Overview
For the three months ended December 31, 2016, we generated $13.2 million of total revenue, an increase of 11.1%, or $1.3 million, relative to the same period in the prior year.  Retail sales increased 9.4% to $9.7 million based upon further expansion into the housewares channel as the prior year only included tests into this channel and our continued focus on selling through web/internet channels (Amazon.com, Target.com, etc.).  Sales in our direct-to-consumer channel increased 7.2%, to $3.2 million.  This increase resulted primarily from new product offerings and generally higher pricing.  In addition, an increased level of general advertising drove sales increases in all of our channels.

For the three months ended December 31, 2016, sales of AeroGardens increased by 13.7% from the prior year period.  We recognized revenue on more units sold compared to the prior period.  Seed pod kit and accessory sales increased by 15.4% over the prior year period as our established base of AeroGardeners continues to grow. This percentage increase, on a product line basis, was attributable to increased retail and direct-to-consumer sales distribution, which tends initially to favor garden sales over seed pod kit or accessory sales, especially during the high demand holiday season.

One of the Company’s key strategic initiatives for Fiscal 2016 has been to increase the general brand and category awareness of our products in the minds of targeted consumers.  As a result, during the three months ended December 31, 2016, we spent $2.6 million in advertising expenditures to support our direct-to-consumer and retail channels, a 25.1% year-over-year increase compared to the same period in Fiscal 2016. These expenditures included:

•
Retail-specific advertising increased to $1.8 million from $1.1 million for the three months ended December 31, 2016 and December 31, 2015, respectively, as the Company invested in driving product awareness through platforms made available by our retail (e.g. website banner ads, email blasts, targeted search campaigns, inclusion in retail catalogues, etc.).

•
In support of driving increased levels of category and brand awareness during the quarter ended December 31, 2016, we spent approximately $700,000 up from $600,000 for the three months ended December 31, 2015, in general TV, YouTube, Face Book and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

•
Finally, direct-to-consumer advertising actually decreased to $187,000 from $354,000 for the three months ended December 31, 2016 and December 31, 2015, respectively.  This decrease reflects a reallocation of our advertising spending away from catalogues and toward TV and retail-specific campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $17.17 for the three months ended December 31, 2016, a 103.3% increase from $8.45 for the same period in Fiscal 2016.

Gross margin for the three months ended December 31, 2016 was 36.6%, down from 37.7% in the prior year period. This decrease was due to (1) a shift in product mix and retailer mix which both have different margins and are also dependent on whether we are selling online or in stores, while some of our higher margin retailers represented a smaller percentage of the overall revenue in the current period as compared to the prior year, (2) expansion into the European market which carries its own barriers to entry, and (3) partially offset by the introduction of new products with higher margins.  Long term, we also believe that creating increased brand awareness through advertising will help us maintain higher prices and deliver better margins.

In aggregate, our total operating expenses increased 16.4%, or $594,000, year-over-year, principally to support general advertising and media in anticipation of the current quarter and future revenue growth.  Gross spending increased in the following areas:

•	$527,000 in advertising primarily with our larger retailers and general advertising and media;

•	$115,000 in salaries and wages, benefits, bonus and taxes, including the addition of one key position (which replaced an outside IT consultant); and
•	A $49,000 decrease in general expenses for depreciation, insurance and bad debt allowance.

Because the increase in sales was offset by the increase in general advertising and media, our operating profit was $622,000 for the three months ended December 31, 2016, as compared to an operating profit of $860,000 in the prior year period.

Net other expense for the three months ended December 31, 2016 totaled $1.3 million, as compared to net other income of $1.4 million in the prior year period.  The net other income in the current year period includes $1.2 million of non-cash expense and the prior year period includes $1.5 million of non-cash income relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

Net loss for the three months ended December 31, 2016 was $639,000, as compared to the $2.3 million income a year earlier.  The decrease in net income is primarily a result of the non-cash fair value revaluation in current period as compared to the prior year period and also reflects the overall increase in net sales offset by the increase in general operating expenses and discussed above.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2016 and the three months ended December 31, 2015:

	Three Months Ended December 31, (in thousands)
	2016	2015
Net revenue
Direct-to-consumer	24.3%	25.1%
Retail	73.7%	74.9%
International	2.0%	-%
Total net revenue	100.0%	100.0%

Cost of revenue	63.4%	62.3%
Gross profit	36.6%	37.7%

Operating expenses
Research and development	0.8%	1.0%
Sales and marketing	25.5%	23.5%
General and administrative	5.6%	5.9%
Total operating expenses	31.9%	30.4%
Profit from operations	4.7%	7.3%

Revenue
For the three months ended December 31, 2016, revenue totaled $13.2 million, a year-over-year increase of 11.1% or $1.3 million, from the three months ended December 31, 2015.

	Three Months Ended December 31, (in thousands)
Net revenue	2016	2015
Direct-to-consumer	$3,205	$2,990
Retail	9,740	8,902
International	262	-
Total	$13,207	$11,892

Direct-to-consumer sales for the three months ended December 31, 2016 totaled $3.2 million, up $215,000, or 7.2%, from the prior year period.  The increase in sales to direct-to-consumer channels results from the increased size in our active customer database, growing demand for our new products and more garden options (different color finishes), and increased visibility from an expanded retail and general advertising presence.

Sales to retailer customers for the three months ended December 31, 2016 totaled $9.7 million, up $838,000, or 9.4%, principally reflecting sales to newly acquired retail accounts such as Bed, Bath and Beyond and Sur La Table where the prior year we were testing in a small number of stores, increased online retailers and testing in international markets.  We spent $1.8 million in advertising dollars in the retail distribution channel, primarily to promote general brand awareness, which included a broad-based campaign involving 30, 60 and 120 second television commercials and third party catalogues.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2016 and December 31, 2015 is as follows:

	Three Months Ended December 31, (in thousands)
	2016	2015
Product revenue
AeroGardens	$13,524	$11,896
Seed pod kits and accessories	1,994	1,728
Discounts, allowances and other	(2,311)	(1,732)
Total	$13,207	$11,892
% of total revenue
AeroGardens	102.4%	100.0%
Seed pod kits and accessories	15.1%	14.5%
Discounts, allowances and other	(17.5)%	(14.5)%
Total	100.0%	100.0%

AeroGarden sales increased $1.6 million, or 13.7%, from the prior year period, reflecting growth in both the retail channel sales and the direct-to-consumer channel, as we introduced several gardens with LED lighting, other options such as different color finishes and Wi-Fi capabilities, and continued our focus on advertising and general awareness campaigns toward the general population.  The increase in seed pod kit and accessory sales of $266,000, or 15.4%, principally reflects our established base of AeroGardens. For the three months ended December 31, 2016, sales of seed pod kits and accessories represented 15.1% of total revenue, as compared to 14.5% in the prior year period.  Discounts, allowances and other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, increased as a percent of total revenue to (17.5)% from (14.5)% in the prior year period, primarily due to increases in revenue deductions for cooperative advertising and sales discounts and allowances for certain retail accounts.

Cost of Revenue
Cost of revenue for the three months ended December 31, 2016 totaled $8.4 million, an increase of $959,000, or 12.9%, from the three months ended December 31, 2015.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 63.4% of revenue, as compared to 62.3% for the quarter ended December 31, 2015.  The increase in costs as a percent of revenue reflected shifts in customer mix from higher margin retailers and additional costs related to testing international sales markets, which were partially offset by continued focus on the supply chain efficiencies for product manufacturing.

Gross Margin
Our gross margin varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  We have begun testing selling internationally through Amazon in various countries, so this margin model may change over time.  We saw increases at our established accounts, including direct-to-consumer, which were offset by the lower margins at some new accounts.  The gains that we made within the supply chain allow us to grow the business with lower margin customers.  The gross margin for the quarter ended December 31, 2016 was 36.6% as compared to 37.7% for the quarter ended December 31, 2015.  The decrease in our gross margin was primarily to the shift in retailers with lower margins, partially offset by higher margins in our direct-to-consumer channel.

Sales and Marketing
Sales and marketing costs for the three months ended December 31, 2016 totaled $3.4 million, as compared to $2.8 million for the three months ended December 31, 2015, an increase of 19.2%, or $543,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended December 31, (in thousands)
	2016	2015
Advertising	$2,628	$2,100
Personnel	474	445
Sales commissions	114	102
Trade shows	5	14
Travel	26	52
Media production and promotional products	22	26
Other	96	83
	$3,365	$2,822

Advertising expense is composed primarily of television advertising, catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  As noted above, during the three months ended December 31, 2016, we spent $2.6 million in advertising expenditures to support our retail and direct-to-consumer channels, a 25.1% year-over-year increase compared to the same period in Fiscal 2016.   The increase resulted from:  (1) Retail-specific advertising which increased to $1.8 million from $1.1 million, as the Company invested in driving product awareness through platforms made available by our retail partners; and (2) approximately $700,000 in general TV, YouTube, Face Book and other general media advertising; and (3) partially offset by a $167,000 reduction in direct-to-consumer advertising to $187,000 from $354,000.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2016, personnel costs for sales and marketing were $474,000, up $29,000 or 6.5% from the three months ended December 31, 2015.  The increase reflected general employee promotions necessary to drive increased sales to retailers and through our direct-to-consumer channel.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses increased year-over-year as a result of a variety of smaller increases including promotion products and printing and photography expenses.

General and Administrative
General and administrative costs for the three months ended December 31, 2016 totaled $746,000, as compared to $705,000 for the three months ended December 31, 2015, an increase of 5.8%, or $41,000. The increase is attributable to expenses related to the bonus accrual anticipated for the current year, partially offset by decreased depreciation expense, bad debt expense, and employee related expenses such as non-cash compensation.

Research and Development
Research and development costs for the quarter ended December 31, 2016 totaled $102,000, an increase of $10,000 from the quarter ended December 31, 2015.  The increase principally reflected expenses related to design and consulting service expenses for new product development and testing offset by reimbursable consulting fees based on agreements with Scotts Miracle-Gro.

Operating Income and EBITDA
Our operating income for the three months ended December 31, 2016 was $622,000, a decrease of $238,000 over the $860,000 operating income for the three months ended December 31, 2015, as we continue to test specific retail partners, including international expansion, along with higher operating, general advertising and brand awareness expenses, as discussed in greater detail above.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro IP royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA income for the quarter ended December 31, 2016 totaled $1.5 million, a $179,000 decrease over the $1.7 million of Adjusted EBITDA income recorded during the prior year quarter.

	Three Months Ended December 31, (in thousands)
	2016	2015
GAAP Profit from operations	$622	$860
Add back non-cash items:
Depreciation	90	97
Stock based compensation	60	60
Scott’s Miracle-Gro IP royalty and branding license	712	646
Total non-cash items	862	803
Non-GAAP Adjusted EBITDA	$1,484	$1,663

The U.S. GAAP measure most directly comparable to Adjusted EBITDA is income (loss) from operations as a liquidity measure. The non-U.S. GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net earnings. Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Net Income and Loss
For the three months ended December 31, 2016, we recorded net loss of $639,000, a $2.9 million decrease over the $2.3 million net income for the three months ended December 31, 2015.  The decrease in the net income is primarily a result of the fair value revaluation of the Scotts Miracle-Gro warrant and also reflected a more focused strategic growth with key retailers and increased spending on general advertising and brand awareness.

Nine Months Ended December 31, 2016 and December 31, 2015

Summary Overview
For the nine months ended December 31, 2016, total revenue of $17.6 million was up 21.0%, or $3.1 million, relative to the same period in the prior year.  Retail sales increased $2.0 million or 20.3% due primarily to our expanded housewares channel sales (namely Sur La Table and Bed Bath & Beyond) increasing our offerings is more than the small number of test stores in the prior year and our continued focus and expansion on selling through online channels (Amazon.com, Target.com, etc.).  Sales in our direct-to-consumer channel increased 14.5%, or $656,000.  This increase resulted primarily from new product offerings and generally higher pricing.  Sales to international distributors increased by 100% to $364,000 in the nine months ended December 31, 2016, relative to the same period in the prior year, primarily due to product testing in certain international markets such as Amazon.uk and Amazon.fr.  In addition, an increased level of general advertising drove sales increases in all of our channels.

For the nine months ended December 31, 2016, sales of AeroGardens increased by 22.6% from the prior year period.  This percentage increase, on a product line basis was attributable to existing and new customers purchasing AeroGardens and product introduction into newly acquired retail accounts.  Seed pod kit and accessory sales increased by 22.2% year-over-year, as our established base of AeroGardener customers continues to grow. This percentage increase, on a product line basis, was attributable to increased retail distribution, which tends initially to favor garden sales over seed pod kit or accessory sales, particularly during the high demand holiday season.  Seed pod kit and accessory gross sales decreased as a percent of the total in the prior year period due largely to the size of the increase in garden sales.

One of the company’s key strategic initiatives for Fiscal 2017 has been to increase the general brand and category awareness of our products in the minds of targeted consumers.  As a result, during the nine months ended December 31, 2016, we spent $3.1 million in advertising expenditures to support our direct-to-consumer and retail channels, a 26.6% year-over-year increase compared to the same period in Fiscal 2016.  These expenditures were divided as follows:

•
Retail-specific advertising increased to $2.1 million from $1.2 million for the nine months ended December 31, 2016 and December 31, 2015, respectively, as the Company invested: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts including catalogs and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

•
Other advertising related expenses increased $13,000 to $694,000 during the nine months ended December 31, 2016, due to spending on general TV, YouTube, Face Book and other media advertising. The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

•
Finally, direct-to-consumer advertising decreased to $302,000 from $552,000 for the nine months ended December 31, 2016 and December 31, 2015, respectively.  This decrease reflects a reallocation of our advertising spending away from catalogues and toward TV and retail-specific campaigns.  Efficiency, as measure by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $17.13 or 109.8% for the nine months ended December 31, 2016, as compared to $8.18 for the same period in Fiscal 2016.

Gross margin for the nine months ended December 31, 2016 was 36.2%, as compared to 36.4% during the prior year period. This decrease was due to (1) a shift in product mix and retailer mix which both have different margins and are dependent on whether we are selling online or in stores, while some of our higher margin retailers represented a small percentage of the overall revenue in the current period as compared to the prior year, (2) expansion into the European market, which carries its own barriers to entry.  This decrease was partially offset by the introduction of new products with higher margins.  Long term, we also believe that creating increased brand awareness through advertising will help us maintain higher prices and deliver better margins.

During the nine months ended December 31, 2016, we experienced changes in margins associated with our strategic growth with several key retailers and product mix among the housewares channel vs. the product mix among the online retailers.

In aggregate, our total operating expenses increased 9.3%, or $599,000, year-over-year, principally to support new product introductions and general brand awareness and marketing campaigns.  Gross spending increased in the following areas:

•	$641,000 increase in advertising primarily related to general brand awareness and marketing and promotional programs with our key retailers;

•	$134,000 increase in sales and marketing personnel through employee promotions and increased headcount in an effort to promote the retail sales channel and support customer service;

•
An $18,000 decrease in travel expenses as we visited less customers due to carry over of some prior year customers and less trips for product development due to utilization of the prior year garden releases; and;

•
A $225,000 decrease in a variety of other areas including legal fees, no engagement of investor relations firm, courier expenses on new products and testing and certification, insurance and bad debt recoveries..

As a result of our efforts to continue our growth strategy in the online and housewares channels and provide general awareness of our product, our operating loss decreased by $480,000 to $658,000 for the nine months ended December 31, 2016, from $1.1 million in the prior year period.

Other expense for the nine months ended December 31, 2016, totaled to a net other expense of $2.2 million, as compared to net other income of $1.0 million in the prior year period.  The net other expense in the current year period includes $2.1 million of non-cash expense relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro as compared to net other income of $1.2 million in the prior year.

The net loss for the nine months ended December 31, 2016, was $2.9 million, as compared to a $109,000 loss in the prior year principally because of the fair value revaluation of the Scotts Miracle-Gro warrant and significantly increased advertising and marketing campaigns, increased operating expenses and increased sales with similar margins.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2016 and the nine months ended December 31, 2015:

	Nine Months Ended December 31,
	2016	2015
Net revenue
Direct-to-consumer	29.4%	31.0%
Retail	68.6%	69.0%
International	2.0%	0.0%
Total net revenue	100.0%	100.0%

Cost of revenue	63.8%	63.6%
Gross profit	36.2%	36.4%

Operating expenses
Research and development	1.8%	2.7%
Sales and marketing	27.9%	28.1%
General and administrative	10.2%	13.4%
Total operating expenses	39.9%	44.2%
Loss from operations	(3.7)%	(7.8)%

Revenue
For the nine months ended December 31, 2016, revenue totaled $17.6 million, a year-over-year increase of 21.0%, or $3.1 million, from the nine months ended December 31, 2015.

	Nine Months Ended December 31, (in thousands)
Net Revenue	2016	2015
Direct-to-consumer	$5,172	$4,516
Retail	12,069	10,036
International	364	-
Total	$17,605	$14,552

Direct-to-consumer sales for the nine months ended December 31, 2016 totaled $5.2 million, up $656,000, or 14.5%, from the prior year period.  The increase in sales to direct-to-consumer channels was caused by an improved product line with LED lighting systems that continue to grow in popularity and continued momentum from our general advertising and marketing campaign, which began in the prior year, and increased visibility from retail specific advertising as we continue to support the retail online sales models.  Additionally, the increase in sales to direct-to-consumer channels was the result of increased size of our active customer database.

Sales to retailer customers for the nine months ended December 31, 2016 totaled $12.1 million, up $2.0 million, or 20.3%, from the prior-year period, principally reflecting increased sales to existing Amazon.com and Target.com accounts and a newly acquired retail accounts in the housewares channel, including Bed, Bath and Beyond and Sur la Table.

International sales for the nine months ended December 31, 2016 increased $364,000, reflecting the introduction of sales testing in Europe.

Our products consist of AeroGardens, seed pod kits and accessories.  A summary of the sales of these product categories for the nine months ended December 31, 2016 and December 31, 2015 is as follows:

	Nine Months Ended December 31, (in thousands)
	2016	2015
Product Revenue
AeroGardens	$16,515	$13,470
Seed pod kits and accessories	3,525	2,886
Discounts, allowances and other	(2,436)	(1,804)
Total	$17,605	$14,552
% of Total Revenue
AeroGardens	93.8%	92.6%
Seed pod kits and accessories	20.0%	19.8%
Discounts, allowances and other	(13.8)%	(12.4)%
Total	100.0%	100.0%

AeroGarden sales increased $3.0 million, or 22.6%, from the prior year period, reflecting increased retail channel sales and increased sales of AeroGardens in our direct-to-consumer channel.  Sales of seed pod kits and accessories increased $639,000, or 22.2%, reflecting an increase in both direct-to-consumer and retail sales and the increase in our established base of AeroGardens.  For the nine months ended December 31, 2016, sales of seed pod kits and accessories represented 20.0% of total revenue, as compared to 19.8% in the prior year period.  Discounts, allowances and other revenue, which is comprised of items that are not specifically identifiable to a product, such as grow club revenue, shipping revenue, accruals and deductions which increased as a percent of the total to (13.8)% from (12.4)% in the prior year period due to increases in revenue deductions for sales allowances and discounts for retail accounts as we test the in store retail market.

Cost of Revenue
Cost of revenue for the nine months ended December 31, 2016 totaled $11.2 million, an increase of $2.0 million, or 21.3%, from the nine months ended December 31, 2015.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue for the nine months ended December 31, 2016, represented 63.8% of revenue, as compared to 63.6% during the nine months ended December 31, 2015.  The increase in costs as a percent of revenue resulted from our revenue mix shift from higher margin direct-to-consumer customers to lower margin retailers as we grow the business, including product mix and specific retailer mix within the retail channel as we expand in-store sales in the housewares channel.  In the current year, we were more strategic about increasing our retail and online presence and expanding our housewares channel, including in-store sales.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms, with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross margins than domestic retail sales.  We have begun testing selling internationally through Amazon in various countries, so this margin model may change over time.  We saw increases at our established accounts, including direct-to-consumer, which were offset by the lower margins at some new accounts.  The gains that we made within the supply chain allow us to grow the business with lower margin customers.  The gross margin for the nine months ended December 31, 2016 was 36.2% as compared to 36.4% for the nine months ended December 31, 2015.  The decrease in our gross margin was primarily attributable the shift in product mix among the housewares and online channels.

Sales and Marketing
Sales and marketing costs for the nine months ended December 31, 2016 totaled $4.9 million, as compared to $4.1 million for the nine months ended December 31, 2015, an increase of 18.9%, or $782,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Nine Months Ended December 31, (in thousands)
	2016	2015
Advertising	$3,060	$2,418
Personnel	1,341	1,207
Sales commissions	106	109
Trade shows	6	22
Public relations	6	8
Travel	98	92
Sales displays and promotional products	5	17
Other	292	259
	$4,914	$4,132

Advertising expense totaled $3.1 million for the nine months ended December 31, 2016, a year-over-year increase of 26.6%, or $642,000.  These expenditures included:  (1) Retail-specific advertising increased to $2.1 million from $1.2 million, as the Company invested in driving product awareness through platforms made available by our retail partners; (2) we spent approximately $700,000 in general TV, YouTube, Face Book and other general media advertising; and (3) direct-to-consumer advertising, which decreased to $302,000 from $552,000.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the nine months ended December 31, 2016, personnel costs for sales and marketing were $1.3 million, up from $1.2 million for the nine months ended December 31, 2015, an increase of 11.1%.  The increase reflected employee promotions necessary to drive the growth in retail sales and through the direct-to-consumer channel.  Personnel expenses include all related payroll and equity-based compensation expenses.

Other marketing expenses increased year-over-year because of increases in a variety of spending categories, including a promotional products, travel and printing and photography.

General and Administrative
General and administrative costs for the nine months ended December 31, 2016 totaled $1.8 million, as compared to $1.9 million for the nine months ended December 31, 2015, a decrease of 6.7%, or $130,000.  The decrease is attributable to decreases in legal, investor relations, insurance, depreciation, bad debt, and employee related expenses such as non-cash compensation.

Research and Development
Research and development costs for the nine months ended December 31, 2016 totaled $312,000, a decrease of 14.5%, or $53,000, from the nine months ended December 31, 2015.  Although our research and development spending increased in Fiscal 2017, particularly related to design and consulting service expenses for market research and new product development and testing, these expenses were offset by reimbursable consulting fees based on agreements with Scotts Miracle-Gro.

Operating Loss and EBITDA
Our operating loss for the nine months ended December 31, 2016 was $658,000, a decrease of $480,000 from the operating loss of $1.1 million for the nine months ended December 31, 2015.  The decreased loss reflected higher sales offset by increased advertising expenses such as general advertising and brand awareness, as discussed in greater detail above.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scotts Miracle-Gro Intellectual property royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA income for the nine months ended December 31, 2016 totaled $698,000, as compared to an Adjusted EBITDA income of $122,000 recognized during the prior year period.

	Nine Months Ended December 31, (in thousands)
	2016	2015
GAAP Loss from operations	$(658)	$(1,138)
Add back non-cash items:
Depreciation	275	276
Stock based compensation	152	217
Scotts Miracle-Gro IP royalty and branding license	929	769
Total non-cash items	1,356	1,261
Non-GAAP Adjusted EBITDA	$698	$122

The U.S. GAAP measure most directly comparable to EBITDA is income (loss) from operations as a liquidity measure. The non-U.S. GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net income (loss). Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Net Loss
The net loss for the nine months ended December 31, 2016 was $2.9 million, as compared to a $109,000 net loss in the prior year, as discussed above.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $439,000 for the nine months ended December 31, 2016, as compared to cash used of $3.8 million in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt (recoveries) allowances, change in fair value of the Scotts Miracle-Gro warrant liability and non-cash compensation expense, totaled to a net gain of $3.5 million for the nine months ended December 31, 2016, as compared to a net gain of $57,000 in the prior year period.  The increase principally reflected non-cash income or charges arising from the change in fair value of the derivative warrant liability, depreciation and non-cash compensation expenses.

Changes in current assets used net cash of $3.7 million during the nine months ended December 31, 2016, principally from increases in inventory and accounts receivable balances, as a result of our retail channel sales during the peak holiday season.

As of December 31, 2016, the total inventory balance was $4.0 million, representing approximately 99 days of sales activity, and 43 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended December 31, 2016, respectively.  The days in inventory calculation is based on the three months of sales activity is greatly affected by the seasonality of our sales, which are at their highest level during our quarter ending December 31.

Current operating liabilities increased $2.7 million during the nine months ended December 31, 2016, because of seasonal increases in all operating liability accounts.  Accounts payable as of December 31, 2016 totaled $2.5 million, representing approximately 39 days of daily expense activity, and 18 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended December 31, 2016, respectively.

Net investing activity used $107,000 of cash in the current year period, principally because of the purchases of equipment as we change our supply manufacturers and introduce new products.

Net financing activity provided net cash of $47.5 million during the nine months ended December 31, 2016, due the Term Loan agreement with Scotts Miracle-Gro including $47.8 million of proceeds related to the Scotts Miracle-Gro warrant exercise.

As of December 31, 2016, we had a cash balance of $48.4 million, of which $40.5 million was designated as collateral for various corporate obligations, including a $40.5 million dividend obligation payable to holders of the Company’s common stock that was subsequently paid on January 3, 2017.  As stated above and as previously disclosed in a Current Form on Form 8-K filed on November 30, 2016, the year-end cash balance of $48.4 million was primarily attributable to Scotts Miracle-Gro’s November 2016 exercise of a warrant that was originally issued in April 2013. To exercise the warrant, Scotts Miracle-Gro paid the Company approximately $47.8 million. As of March 31, 2016, our cash balance was $1.4 million, of which $15,000 was restricted.

As of December 31, 2016 and March 31, 2016, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	December 31, 2016	March 31, 2016
	(in thousands)	(in thousands)
Notes payable-related party	$-	$1,293
Derivative warrant liability	-	644
Sale of intellectual property liability	128	160
Total debt	128	2,097
Less notes payable and current portion – long term debt	128	2,097
Long term debt	$-	$-

As discussed in Note 9, “Subsequent Events” to our financial statements, we paid $40.5 million of the Dividend payable in January 2017.

Cash Requirements

We generally require cash to:

•	fund our operations and working capital requirements,
•	develop and execute our product development and market introduction plans
•	execute our sales and marketing plans,
•	fund research and development efforts, and
•	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $48.4 million ($40.5 million of which is designated for payment of a common stock dividend and $15,000 as collateral for our various corporate obligations) as of December 31, 2016,
•	our cash of $8.2 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of February 7, 2017,
•	continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan from Scotts Miracle-Gro,
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
•	the level of spending necessary to support our planned initiatives, and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of  our direct-to-consumer sales initiatives, and the acceptance of the product at our various retail distribution customers

On July 15, 2016, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds were made available in increments of $500,000 not to exceed $6.0 million with a due date of April 15, 2017.  The Term Loan Agreement was secured by a lien on the assets of the Company and interest was charged at the stated rate of 10% per annum.  The funding provided $5.3 million of general working capital primarily for the acquisition of inventory in anticipation of our peak selling season.   As of December 31, 2016, the outstanding balance of the Term Loan and accrued interest were repaid in full.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2016.

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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)
4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.2	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.3	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)
10.1	Term Loan and Security Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed July 21, 2016)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: February 13, 2017	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 13, 2017	/s/ Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)