Form 10-K
period 2017-03-31
AeroGrow International, Inc.
filed 2017-06-26
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2016 was $22,791,659, the last day of our most recent second quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant's common stock outstanding as of June 14, 2017 is 33,477,287.

DOCUMENTS INCORPORATED BY REFERENCE

None

AeroGrow International, Inc.
Annual Report on Form 10-K
Year Ended March 31, 2017

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

Our Business

AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use and priced to appeal to the gardening, cooking, healthy eating, and home and office decor markets. We offer multiple lines of proprietary indoor gardens, grow lights, a patented nutrient formula, more than 40 corresponding proprietary seed pod kits, and various cooking, gardening and decor accessories, primarily in the United States and Canada, as well as selected countries in Europe. As of March 31, 2017, we have manufactured and shipped approximately 1.7 million AeroGarden® units and approximately 3.6 million seed pod kits to consumers worldwide, through two sales channels:

•	Retail Sales Channel, both online and in-store retail distribution (with about 1,300 brick and mortar store fronts carrying our products) in North America, and in three countries internationally; and
•
Direct-to-Consumer Sales Channel, predominantly online via our website based upon traffic from our catalogues, commercials and other awareness campaigns.  We mailed approximately 279,000 catalogues in the fiscal year ended March 31, 2017 (“Fiscal 2017”).  In Fiscal 2017, we also utilized 30, 60 and 120 second television commercials.  In prior years, we have also utilized direct television sales, including infomercials and 60 and 120 second television commercials, mall kiosks, and print and radio advertisements.

After more than three years of initial research and product development, we commenced initial marketing and distribution of our products in March 2006 with an emphasis on our retail sales channel, which typically generates lower margins and requires much higher investments in inventory than our direct sales channel.  As a result of the downturn in the economy in 2009 and the corresponding lack of funding, we shifted our sales and marketing efforts away from retail distribution.  During the four-year period ending March 31, 2013, we emphasized our higher margin “direct-to-consumer” sales channels, primarily our own in-house direct mail catalogue, e-mail marketing, and internet marketing, and continued to sell to a limited number of international customers.

Beginning in April 2013, we began to sell to retail customers again due to the improving economic conditions and our strategic alliance with a subsidiary of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”).  In July 2016, Scotts Miracle-Gro provided us with up to $6.0 million of working capital payable in funding increments as needed.  Interest was charged at the stated rate of 10% per annum.  On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant to purchase 80% of the Company’s outstanding stock. We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  See “April 2013 Scotts Miracle-Gro Strategic Alliance” below.

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

Our indoor gardens are designed to be simple, consistently successful, and affordable.  We believe that our products enable almost anyone, from consumers who have little or no gardening experience to those who are professional gardeners, to produce year-round harvests of a variety of herbs, vegetables, and flowers, regardless of season, weather, or availability of natural light. We believe that our unique and attractive designs make our indoor gardening products appropriate for use in almost any location, including kitchens, living areas, and offices.

Our indoor gardening units are sold designed to match customer needs and interests with the appropriate garden unit features and benefits at retail list prices ranging from approximately $90 to $430, depending on size, design elements, light intensity and other automated features.  As is customary, we sometimes offer temporary discounts and targeted promotions that are designed to generate higher sales volume.

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

Our research leads us to believe that these complexities have been accepted in existing hydroponic market channels because manufacturers have generally focused their product development and marketing efforts on satisfying the needs of the commercial greenhouse and dedicated hobbyist markets. These users are motivated to gain the specialized knowledge, equipment and experience currently required to successfully grow plants with these products.  Our research also indicates that the hydroponic growing equipment currently available in these markets is bulky, expensive and comprised of many, often unintegrated, parts.

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

Proprietary Technology and Intellectual Property

Since our inception in 2002, we have been innovating, simplifying, and integrating proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed pod kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop seven different models of indoor gardens, each with different features and technology groupings, with list prices ranging from approximately $90 to $430.  Multiple patent applications have been filed in the United States and internationally to protect the inventions that are exclusively used in our indoor garden system and seed pod kits, and seven patents have been issued (four in the United States and three internationally).  We have also obtained access to, both domestically and internationally, trademarks and certain domain names, including AeroGrow.com, AeroGarden.com, AeroGarden.net, AeroGarden.tv, AeroGarden.biz, and Getthegarden.com, among others.

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

Microprocessor-Based Control Panel and Nutrient Cycle Delivery System. The microprocessor-based controls include automated grow lights to ensure that plants receive the proper amount of lighting, and feature nutrient and water reminder systems that alert consumers to add water and nutrients when needed.  In addition, some systems allow consumers to select from multiple plant types (for example, lettuce, herbs, tomatoes, or flowers) and the system then automatically adjusts the nutrient, water and lighting cycles to optimize growth.  In addition, some systems take into account stage of growth of the specific plants when optimizing these factors. Our ULTRA gardens, which were first introduced in fiscal year 2013, include a display screen that walks consumers step-by-step through planting, tending and harvest, and allows for complete customization of all aspects of the grow cycle, including photo period, pump cycle and nutrient cycle.

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

Integrated and Automated Lighting System. Hydroponic systems typically do not incorporate built-in lighting systems. Our indoor gardening products include built-in adjustable grow lights with ballast, reflector hood, grow bulbs and an electronic timer. The integrated lighting systems include proprietary high-output compact fluorescent light LED bulbs that deliver a spectrum and intensity of light designed to optimize plant growth without supplemental sunlight needed. In addition, the lighting system is fully automated and controlled by a microprocessor-based control panel described above. Variations in lighting are a differentiator in our product lines, and we have several gardens on the market with “50% more light and twice the height” of our initial gardens, thereby allowing consumers to grow larger plants such as full-sized tomatoes in our indoor gardens, and deliver higher yields.

New Technologies in Development.  We continue to develop improvements in lights, nutrients, oxygenation, seed variety selection, and style and design innovations, each of which are applied to our products on an ongoing basis.

Business Segments

We divide our business into the following reportable segments:

•	Direct-to-Consumer
•	Retail

This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision-maker of the Company). Financial information about these segments for the fiscal year ended March 31, 2017 and is presented in Note 10 - “Segment Information” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  The products described below are offered are not mutually exclusive to a specific segment.  The description of products and processes throughout this form are applicable to both segments.

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

Products

AeroGarden Indoor Gardens.  We offer nine different indoor garden models with list prices ranging from approximately $90 to $430 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusion of plant support systems.

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

In fiscal year 2015, we introduced a series of LED grow light systems that enhance plant growth and were generally well-received in the market.  The LED lighting systems were available on the AeroGarden 7, the AeroGarden Extra and the AeroGarden ULTRA.  The Company has continued to release additional LED grow light systems and AeroGardens with different control panel options and colors.

AeroGarden Seed Pod Kits.  We offer more than 40 seed pod kits for use in our indoor gardening products. These seed pod kits include pre-seeded bio-grow seed pods and a three-to-six-month supply of nutrients, including our patented formula for adjusting water quality. Our seed pod kits have list prices ranging from $13 to $30, and include:

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

Shift in Channel/Consumer Strategy.  For the three fiscal years ending March 31, 2013, we reduced our presence in the retail channel due to the downturn in the economy, capital shortages, and the high cost of maintaining inventory levels sufficient for retail customers.  During this time period, we decreased the number of storefronts offering our products from 575 in Fiscal 2011 to approximately 72 as of March 31, 2013.  However, beginning with our April 2013 strategic alliance with Scotts Miracle-Gro, we have once again increased our retail presence.  As of March 31, 2017, our products were offered in approximately 1,300 storefronts in North America, as well as through select online retailers such as Amazon.com, Costco.com, and Sur La Table.com. We plan to expand and revise our retail presence during the coming fiscal year as our trials with specific retailers and brick and mortar stores are revised and examined.  For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

Direct-to-Consumer Sales.  In 2007, we produced and began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In Fiscal 2017, we mailed approximately 279,000 catalogues.  With our catalogue sales we focus on remarketing to current customers and also prospecting for new customers using database marketing techniques.

We established our first consumer product website in the fall of 2006 and supplemented this website in late 2007 with search engine advertising, banner advertising, email campaigns and web affiliate programs.  In the fall of 2008 we took on in-house management of many of these programs from third-party providers and have seen resulting increases in efficiency.

A key focus of our web and catalogue marketing is to maximize the lifetime value of AeroGrow customers through repeat sales of our seed pod kits, light bulbs and accessories. During Fiscal 2017, direct-to-consumer sales represented 31.9% of our total net sales.

Retail Sales.  Initial shipments to retailers commenced in March 2006.  Over the next several years, we rapidly grew our retail distribution and as of March 31, 2009 our products were being sold through approximately 7,500 stores in North America.  We then began to reduce our sales to retailers (as discussed above) and as of March 31, 2013 our products were being sold through approximately 72 stores in North America.  Since March 31, 2013, we have renewed our focus on reaching the end-consumer through the retail market and dramatically increased our visibility in stores and were being sold in approximately 1,300 stores and sales to retailers represented 65.2% of our total net sales.

During Fiscal 2017, sales to Amazon.com, Inc. represented approximately 62.5% of our retailer sales and approximately 40.8% of our total sales. As we continue our expansion of our retail sales efforts during the coming fiscal year, we expect to continue our sales with strong retailers as a result of our strategic alliance with Scotts Miracle-Gro.

International Sales.  We began testing international sales opportunities in the UK and Japan in late 2007 and eventually expanded into Australia, South Korea, Mexico, France and several other countries. In Fiscal 2017, international sales were conducted through third-party distributors and we began to focus efforts on new retailers such as Amazon.co.uk.  During Fiscal 2017, international sales represented 2.9% of our total net sales, as we continued to expand into Europe, including the United Kingdom, Germany and France.

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

Personnel

As of March 31, 2017, AeroGrow employed 30 full-time employees.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good.  Historically, our outsourced business also included manufacturing, telemarketing, infomercial production, fulfillment and shipping.   Additional employees and/or consultants may be hired in the future as our operations merit.

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

Since we commenced operations in 2002, and through March 31, 2017, we incurred substantial losses, including a net loss of $2.6 million for the twelve month period ended March 31, 2017.  As of March 31, 2017, our losses have resulted in an accumulated deficit of $129.5 million.  The future success of our business will depend in part on our ability to use the Scotts Miracle-Gro partnership to: (i) profitably expand sales of our AeroGarden indoor garden systems, seed pod kits and accessory products; (ii) develop new product extensions and applications; and (iii) efficiently spend marketing dollars to gain customer acceptance.

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

In Fiscal 2017, our net sales to one retail customer, Amazon.com, Inc., totaled 62.5% of our total net sales to retailers and 40.8% of our total net sales.  The loss of this significant customer, or a significant decline in orders could materially affect our sales of indoor garden systems, seed pod kits and accessories, and could therefore have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

For the fiscal year ended March 31, 2017, approximately 65.7% of our total net sales occurred during four consecutive calendar months (October through January).  We must therefore estimate sales in advance of the anticipated peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.  Shortfalls in the supply of our products could result in a significant loss of revenue due to lack of adequate product inventory.  For example, the cobranding of our product with the “Miracle-Gro AeroGarden” trade name caused a delay in available inventory during the first six months of Fiscal 2014.  Additionally, during the third and fourth quarters of Fiscal 2013, a labor strike in the ports of Los Angeles and Long Beach delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during that time period. Alternatively, a shortfall in actual demand for our products, relative to forecast, during peak months could cause us to liquidate excess inventory at a loss or at substantially lower margins.  In any of these cases, we may not generate enough revenue to cover expenses incurred throughout the balance of the year.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

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

From our inception through March 31, 2017, we have sold approximately 1.7 million AeroGardens and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have a material adverse effect on our business prospects, results of operations and financial condition.

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

For example, in April 2013 (during the first quarter of fiscal year 2014), we entered into a Securities Purchase Agreement with SMG, a wholly owned subsidiary of Scotts Miracle-Gro. Pursuant to the Securities Purchase Agreement, SMG acquired 2,649,007 shares of the Company’s Series B Convertible Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant”).  The Series B Preferred Stock is convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Warrant entitled, but did not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis,” constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned), as calculated as of the date or dates of exercise.  The Warrant was able to be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021.  On November 29, 2016, Scotts Miracle-Gro converted its Series B Preferred Stock into common stock and fully exercised its warrant to purchase 80% of the Company’s outstanding stock (the “Change of Control Transaction”). Please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements for more detailed disclosure regarding the strategic relationship with Scotts Miracle-Gro and the terms of the Series B Convertible Preferred Stock, the Warrant and other transactions.

Scotts Miracle-Gro has a controlling interest in Aerogrow’s common stock and, as a result, has effective control over the Board of Directors and all matters affecting the Company.

The November 2016 Change of Control Transaction gave Scotts Miracle-Gro effective control over all matters affecting the Company, including the power to approve or reject significant corporate matters, such as mergers, acquisitions, dividends, loans, security issuances and all matters that require shareholder approval. Among other things, Scotts Miracle-Gro’s controlling interest could make it more difficult for a third party to acquire us, even if a proposed acquisition would be beneficial to you, and you may not realize the premium return that stockholders may realize in conjunction with corporate takeovers.

In addition, pursuant to the Securities Purchase Agreement, three of the five members of our Board of Directors are delegates of Scotts Miracle-Gro. As a result, Scotts Miracle-Gro has control over our business strategy, operations, managerial decisions and potential capital transactions. Your ability to influence key corporate decisions has been significantly diminished and you may disagree with decisions made by Scotts Miracle-Gro. The price of our common stock may be adversely affected and your ownership may be subject to substantial dilution.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease a 9,868 square foot office space in, Boulder, Colorado, with a current monthly rent of $10,000, which is subject to annual increases of 3.5%.  We also pay our proportionate share of building taxes, insurance and operating expenses. The lease term continued until September 30, 2014, unless modified under specified circumstances. The lease term was extended to September 30, 2019.  The agreement contains other standard office lease provisions.

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

	Fiscal Year Ended 3/31/17		Fiscal Year Ended 3/31/16
	High	Low	High	Low
1st Quarter - Ended June 30	$2.85	$1.62	$3.30	$2.60
2nd Quarter - Ended Sept 30	$4.55	$2.38	$2.70	$1.02
3rd Quarter - Ended Dec 31	$5.42	$3.40	$1.39	$0.92
4th Quarter - Ended Mar 31	$4.04	$2.30	$2.47	$0.93

Holders

As of June 14, 2017, we had approximately 504 holders of record of our common stock.  A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for additional information about holders of our common stock.

Dividends

We issued a special one-time dividend based on Scotts Miracle-Gro’s exercise of the warrant.  On November 29, 2016, the board of directors declared a cash distribution of $1.21 per share of Common Stock. The dividend was paid on January 3, 2017, to shareholders of record on December 20, 2016.  Otherwise, we have never declared or paid cash dividends on our common stock.  We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to compliance with covenants under any existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report under the heading “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during Fiscal Year 2017.

ITEM 6. SELECTED FINANCIAL DATA

Statements of Operations Data
	Fiscal Years ended March 31,
(in thousands, except per share data)	2017	2016
Revenues	$23,609	$19,612
Cost of revenue	15,044	12,618
Gross profit	8,565	6,994
Operating Expenses
Research and development	392	588
Sales and marketing	6,125	5,302
General and administrative	2,394	2,403
Total operating expenses	8,911	8,293
Loss from operations	(346)	(1,299)
Other income (expense)	(2,252)	746
Net loss	$(2,598)	$(553)
Less: Preferred stock dividend	(2,167)	(675)
Net (loss) attributable to common shareholders	$(4,765)	$(1,228)

Net loss per share, basic and diluted	$(0.31)	$(0.18)
Weighted average number of common shares outstanding, basic and diluted	15,547	6,666

Balance Sheet Data
(in thousands)	2017	2016
Cash and cash equivalents	$8,819	$1,401
Total assets	$15,514	$7,348
Total liabilities	$3,615	$5,147
Total stockholders’ equity	$11,899	$2,201

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

Background of Scotts Miracle-Gro Alliance – Fiscal Years 2014-2017
As disclosed above under the caption “Item 1. Business,” we entered into a Securities Purchase Agreement and strategic alliance in April 2013 with a wholly owned subsidiary of Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, we issued (i) 2,649,007 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement in which we agreed to sell all intellectual property associated with our hydroponic products, other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement. In addition to the initial working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, we believe that the strategic alliance affords us the use of the globally recognized and highly trusted Miracle-Gro brand name.

We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We have used the opportunities provided by our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail sales channels.  During the first six months of Fiscal 2014, we cobranded our products with the Miracle-Gro AeroGarden trade name.  We have since renewed our focus in growing the business via retail markets as we grow awareness of our newly cobranded product.  Historically, our products have been offered in approximately 2,750 stores in North America.  During Fiscal 2017, we continued our strategic growth initiative by limiting the number of stores our product was offered in to approximately 1,300 and we also enhanced the depth and breadth of our direct sales distribution channels by distributing approximately 279,000 direct mail catalogues, significantly increasing our web-selling presence and developing a robust e-mail marketing program.  In Fiscal 2017, approximately 31.9% of our total sales were to direct customers and approximately 68.1% of our total sales were to retail customers.  Amazon.com, Inc., our largest retailer customer, comprised approximately 62.5% of our sales to retailers and 40.8% of our total sales during Fiscal 2017.

New Developments – Fiscal Year 2017
In July 2016, we also entered into a $6.0 million Term Loan Agreement with Scotts Miracle-Gro in order to provide working capital in advance of our peak selling season. Interest was charged at the stated rate of 10% per annum.  On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant option to purchase 80% of the Company’s outstanding stock and, as such, all outstanding Convertible Preferred Stock was converted into common stock. The warrant exercise generated $47.8 million of proceeds, and our Board of Directors then immediately declared a one-time cash dividend of $40.5 million, or $1.21 per share, on the Company’s outstanding Common Stock. The dividend was paid on January 3, 2017, to shareholders of record on December 20, 2016. The remaining proceeds were used to repay principal and accrued interest on the Term Loan and for operations and working capital.

Based on the efforts during Fiscal 2017 and our growing product awareness, we believe we can meet our cash requirements for the next twelve months based on current cash on hand.  We may need to seek additional capital financing from Scotts Miracle-Gro similar to the last few years, to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event, we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

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

	March 31,	March 31,
	2017	2016
(in thousands)
Finished goods	$2,274	$2,372
Raw materials	647	777
	$2,921	$3,149

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the product lifecycle.  As of March 31, 2017 and 2016, the Company had reserved $362,000 and $285,000, respectively, for inventory obsolescence.  The increase in the inventory obsolescence is attributable to further examining aged inventory and recording additional reserves.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following: (i) a product is shipped under an agreement with a customer; (ii) risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. As of March 31, 2017 and March 31, 2016, the Company had accrued $304,000 and $151,000 respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.   Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $125,000 and $117,000, as of March 31, 2017 and March 31, 2016, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods. This allowance is deducted from payments made to us by such retailers.  As of March 31, 2017 and March 31, 2016, the Company has recorded a reserve for customer returns of $175,000 and $197,000, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue.  Shipping and handling costs associated with freight out to customers are also included in cost of revenue.  Shipping and handling charges paid by customers are included in product sales.

Stock Based Compensation
The Company accounts for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-55 Shared-Based Payment.  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued.  For the years ended March 31, 2017, and 2016, equity compensation in the form of stock options and grants of restricted stock that vested totaled $152,000 and $276,000, respectively, and is included in the accompanying statements of operations in the following categories:

	Fiscal Years Ended March 31,
	2017	2016
(in thousands)
General and administrative	$27	$90
Sales and marketing	125	186
Total	$152	$276

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

Advertising expenses for the years ended March 31, 2017 and March 31, 2016, were as follows:

	Fiscal Year Ended March 31, (in thousands)
	2017	2016
Direct-to-consumer	$424	$708
Retail	2,533	1,598
General	706	721
Total advertising expense	$3,663	$3,027

As of March 31, 2017 and March 31, 2016, the Company had deferred $24,000, related to such media and advertising costs which include the catalogue cost described above and commercial production costs.  The costs are included in the prepaid expenses and other line of the balance sheets.

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

New Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows.”  The new guidance will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents is required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company plans to adopt this new guidance in the first quarter of fiscal year 2018 and does not expect the adoption to have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Compensation Accounting,” which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The standard will become effective for us in fiscal 2018. We are currently evaluating the impact this standard will have on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized and a current and long-term liability recorded in the Company’s financial statements.

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

In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year of previously issued ASU 2014-09, “Revenue from Contracts with Customers,” which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019 using one of two prescribed retrospective methods.  Early adoption is not permitted.  We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last two fiscal years:

	Fiscal Years Ended March 31,
	2017	2016
Net revenue
Direct-to-consumer	31.9%	34.2%
Retail	65.2%	65.4%
International	2.9%	0.4%
Total net revenue	100.0%	100.0%

Cost of revenue	63.7%	64.3%
Gross profit	36.3%	35.7%

Operating expenses
Research and development	1.7%	3.0%
Sales and marketing	25.9%	27.0%
General and administrative	10.1%	12.3%
Total operating expenses	37.7%	42.3%

Loss from operations	(1.4%)	(6.6%)

Total other income/(expense), net	(9.5%)	3.8%

Net loss	(10.9%)	(2.8%)

Fiscal Years Ended March 31, 2017 and March 31, 2016

Summary Overview
Our net revenue in Fiscal 2017 totaled $23.6 million, an increase of 20.4% from Fiscal 2016 revenues.  This increase was primarily due to our increased focus on selling through web/internet channels (Amazon.com, Costco.com, etc.) and tests in the housewares channel (namely QVC, Bed Bath & Beyond, and Sur La Table).  Our success in selling to these retailers more than offset the revenue that was not repeated this year with tests at mass retail stores (namely Home Depot, Walmart and Sam’s Club) in the previous year.  In addition, we believe an increased level of general advertising drove sales increases in all of our channels.

Our sales to retailer customers increased by 19.9% to $15.4 million during Fiscal 2017.  Retailer sales encompass sales to both traditional “in-store” and on-line retailers.  The increase in sales to retailers reflected sales to the existing Amazon.com and Costco.com accounts, as well as newly acquired retail accounts such as Bed Bath & Beyond. We spent $2.5 million in advertising dollars in the retail distribution channel, primarily to promote general brand awareness which included a broad-based campaign involving 30, 60 and 120 second television commercials and third party catalogues.

Direct-to-consumer sales during Fiscal 2017 increased to $7.5 million, an increase of 12.3% despite dramatically increased competition from our on-line retailers (primarily Amazon.com) and a decrease in our direct-to-consumer advertising spend by sending fewer catalogues, partially offset by increased visibility in the retail channel, and from new product offerings and generally higher pricing.

For the year ended March 31, 2017, sales of AeroGarden garden units increased by $3.9 million, or 22.7%, from the prior year period due to the increase in all sales.  This percentage increase was attributable to the introduction of new higher-end products and increased retail distribution, especially during the high demand holiday season.  Seed pod kit and accessory sales increased by $606,000, or 13.3%, over the prior year period, as our established base of AeroGardeners continues to grow.  As our established base of AeroGarden users continue to grow we expect our seed pod kit and accessory gross sales to grow and in Fiscal 2017 seed pod kit and accessories increased as a percentage of total revenue year-over-year.

For Fiscal 2017, we incurred $3.7 million in advertising expenditures, a 21.0% year-over-year increase compared to the Fiscal Year ended 2016, which includes $650,000 in general television, YouTube, Facebook and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand and to support the growth in both our direct-to-consumer and retail channels.  Overall advertising efficiency (measured as total revenue per dollar of advertising expense) decreased from $6.48 to $6.45 for the years ended March 31, 2016 and March 31, 2017, respectively, due to an increased focus on general advertising and brand awareness. These expenditures included:

•
Direct-to-consumer advertising declined 40.9% to $424,000 from $708,000 for the year ended March 31, 2017 and March 31, 2016, respectively.  This decrease reflects a reallocation of our advertising spending away from catalogues and toward television and retail-specific campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $17.75, or 90.0%, for the fiscal year ended March 31, 2017, as compared to $9.47 for Fiscal 2016. Catalogue advertising expenses decreased during the year as we spent more on other direct-to-consumer measurable media which helped drive the efficiency of advertising expenses.

•
Retail advertising increased $0.9 million to $2.5 million for the year ended March 31, 2017, as the Company focused on driving product awareness on behalf of our retail partners and invested in: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts including catalogs and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.). We anticipate that increased advertising in the retail channel will generate greater customer awareness and also help drive direct-to-consumer sales.

•
Finally, in support of driving increased levels of category and brand awareness during the year ended March 31, 2017, we spent over $650,000 in general television, YouTube, Facebook and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

The combination of all of the factors cited above helped drive a year-over-year increase in total net revenues of 20.4% to $23.6 million in Fiscal 2017.

Our gross margin for Fiscal 2017 was 36.3%, up from 35.7% in the prior fiscal year.  This increase was achieved through: (i) lower product costs throughout our supply chain; (ii) revised product pricing resulting in higher selling costs; and (iii) a focus on selling to retail partners with distribution models that allowed us to achieve higher margins, partially offset by decreased margins with new customer tests and expanded tests of certain customers began in the prior year.  Long term, we also believe that creating increased brand awareness through advertising will help us maintain higher prices and deliver better margins.

Operating expenses for Fiscal 2017 totaled $8.9 million, an increase of 7.4% or $617,000 over the prior fiscal year to support general advertising campaign to increase brand awareness and achieve long term awareness, and increased retail advertising.  Even with the increases in spending noted above, which is primarily due to the increase in advertising, operating expenses as a percentage of total revenue decreased 4.6% year-over-year. Gross spending increased in the following areas:

•	$636,000 increase in advertising, primarily related to general brand awareness and marketing and promotional programs with our key retailers;
•
$96,000 increase in sales and marketing personnel through employee promotions and increased headcount in an effort to promote the retail sales channel and support customer service efforts, as our established base of AeroGardens grows; and

•	$20,000 decrease in spending on commissions to sales representatives as we revise retail distribution partners;
•	$99,000 decrease in legal expenses.

General and administrative expense totaled $2.4 million during Fiscal 2017, relatively flat with Fiscal 2016 levels, principally due to decreases in legal, investor relations, insurance, depreciation, bad debt, and employee related expenses such as non-cash compensation, which were offset by increases in a company-wide bonus program and increased spending on general office supplies.

Research and development costs also decreased 18.4% year-over-year, or $392,000 in Fiscal 2017.  Although our research and development spending increased in Fiscal 2017, particularly related to design and consulting service expenses for market research and new product development and testing, these expenses were offset by reimbursable consulting fees based on agreements with Scotts Miracle-Gro.

Our loss from operations totaled $346,000 for Fiscal 2017, as compared to a loss of $1.3 million in the prior year.  The decreased loss primarily reflected the $4.0 million increase in sales, partially offset by increased sales and marketing expenses in Fiscal 2017 (as discussed above).

Other loss for Fiscal 2017 totaled $2.3 million, as compared to other income of $746,000 in the prior year.  The net other income in the current year period included a non-cash loss of $2.1 million to reflect the change in fair value of the Scotts Miracle-Gro warrant that was fully exercised November 29, 2016 and $108,000 of interest expense related to the loan with Scotts Miracle-Gro.  The net other income in the prior year included a non-cash gain of $1.0 million to reflect the change in fair value of the Scotts Miracle-Gro warrant and $293,000 of interest expense related to the loan with Scotts Miracle-Gro.

Our net loss for Fiscal 2017 totaled $2.6 million, a $2.0 million increase over the net loss of $553,000 in Fiscal 2016, primarily due to increase in the change in fair value of the Scotts Miracle-Gro warrant, partially offset by higher sales volumes and an increase in operating margins as we continue to refine our selling strategy.

Revenue
The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2017, and March 31, 2016:

Fiscal 2017	Quarters ended				Year ended
(in thousands)	30-Jun-16	30-Sep-16	31-Dec-16	31-Mar-17	31-Mar-17
Sales – direct-to-consumer	$1,142	$825	$3,205	$2,354	$7,526
Sales – retail	948	1,381	9,740	3,332	15,401
Sales – international	66	36	262	318	682
	$2,156	$2,242	$13,207	$6,004	$23,609

Fiscal 2016	Quarters ended				Year ended
(in thousands)	30-Jun-15	30-Sep-15	31-Dec-15	31-Mar-16	31-Mar-16
Sales – direct-to-consumer	$962	$564	$2,990	$2,184	$6,700
Sales – retail	607	527	8,902	2,805	12,841
Sales – international	-	-	-	71	71
	$1,569	$1,091	$11,892	$5,060	$19,612

In Fiscal 2017, revenue totaled $23.6 million, an increase of $4.0 million, or 20.4%, from Fiscal 2016.  Sales to retailer customers for Fiscal 2017 totaled $15.4 million, up $2.6 million, or 19.9%, from the same period a year earlier, principally reflecting sales to newly acquired retail accounts such as Ace, Amazon.ca, Lowes, and Target as well as increased sales to in-store programs for existing retail customers (primarily Bed Bath & Beyond, and Sur La Table).  The increase in retail distribution channels is the result of increased advertising and growth of the product category in the marketplace.  Direct-to-consumer revenue totaled $7.5 million in Fiscal 2017 as compared to $6.7 million from the same period a year earlier, principally reflecting the positive effect of our increased advertising in the retail markets, as we decreased our spending in direct-to-consumer channel.  International sales total $700,000, an increase of $600,000, as we test international markets in the United Kingdom, Germany and France, primarily through the Amazon platforms.

The following table presents our quarterly sales by product category, in U.S. dollars and as a percent of total net revenue, for Fiscal 2017 and Fiscal 2016.

Fiscal 2017	Quarters ended				Year ended
(in thousands)	30-Jun-16	30-Sep-16	31-Dec-16	31-Mar-17	31-Mar-17
Product Revenue
AeroGardens	$1,347	$1,645	$13,524	$4,553	$21,069
Seed pod kits and accessories	780	750	1,994	1,639	5,163
Discounts, allowances and other	29	(153)	(2,311)	(188)	(2,623)
Total	$2,156	$2,242	$13,207	$6,004	$23,609
% of Revenue
AeroGardens	62.5%	73.4%	102.4%	75.8%	89.2%
Seed pod kits and accessories	36.2%	33.5%	15.1%	27.3%	21.9%
Discounts, allowances and other	1.3%	(6.9)%	(17.5)%	(3.1)%	(11.1)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Fiscal 2016	Quarters ended				Year ended
(in thousands)	30-Jun-15	30-Sep-15	31-Dec-15	31-Mar-16	31-Mar-16
Product Revenue
AeroGardens	$1,032	$542	$11,896	$3,701	$17,171
Seed pod kits and accessories	547	611	1,728	1,672	4,558
Discounts, allowances and other	(10)	(62)	(1,732)	(313)	(2,117)
Total	$1,569	$1,091	$11,892	$5,060	$19,612
% of Revenue
AeroGardens	65.8%	49.7%	100.0%	73.1%	87.6%
Seed pod kits and accessories	34.8%	56.0%	14.5%	33.1%	23.2%
Discounts, allowances and other	(0.6)%	(5.7)%	(14.5)%	(6.2)%	(10.8)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

AeroGarden garden unit revenue totaled $21.1 million in Fiscal 2017, up $3.9 million or 22.7%, from the year earlier, principally due to: (i) the increase in retail channel sales; (ii) the increase in general brand awareness; and (iii) the launch of the new AeroGarden Harvest and Bounty models.  Sales of seed pod kits and accessories increased by $606,000, or 13.3%, an overall increase in brand awareness and the growth of the existing customer base.  In Fiscal 2017, sales of seed pod kits and accessories represented 21.9% of our total net revenue, a decrease from 23.2% in the prior fiscal year, reflecting the expansion of AeroGarden sales in store markets.  The decrease in seed pod kit and accessories is minimal as it contains decreases in compact fluorescent light bulb sales as we incorporate more LED lighting technology into our gardens.  Other revenue (expense), which is comprised of items that are not specifically identifiable to a product, such as grow club revenue, shipping revenue, accruals and deductions, increased as a percentage of total revenue from (10.8)% in Fiscal 2016 to (11.1)% in Fiscal 2017 due to increases in revenue deductions for sales allowances and discounts for retail accounts as we test the in-store retail market.

Cost of Revenue
Cost of revenue for Fiscal 2017 totaled $15.0 million, a 19.2% increase from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing, credit card processing fees for direct sales, and duties and customs applicable to imported products.  The dollar amount of cost of revenue increased because of the 20.4% increase in total sales.  As a percent of total revenue, cost of revenue totaled 63.7% in Fiscal 2017, as compared to 64.3% in the year earlier period.  The decrease in costs as a percent of revenue resulted from:

•	Reducing product and other costs in the supply chain;
•	Higher selling prices resulting in part from greater demand for new product offerings;
•	A focus on selling to retail customers with a distribution model that allowed us to achieve economies of scale and higher margins; and
•	The reduction of aggressive discounting to drive sales.

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue from our various customers, each one having a very different base gross margins.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor, with fluctuations attributable to the mix of on-line and brick and mortar customers.  Gross margins also vary based on specific product being offered, as well as the maturity and size of the customer relationship. Media costs associated with direct sales are included in sales and marketing costs.  Overall, the gross margin for Fiscal 2017 was 36.3% as compared to 35.7% in the prior year.  The increase in our gross margin was primarily attributable to the focus on reducing product costs and supply chain efficiencies, general brand advertising instead of aggressive pricing with in-store retailers, higher pricing for new AeroGarden products and a larger online presence as compared to in-store presence.

Sales and Marketing
Sales and marketing costs for Fiscal 2017 totaled $6.1 million, an increase of $715,000, or 13.2%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for Fiscal 2017 and Fiscal 2016:

	Fiscal Years Ended March 31,
	2017	2016
(in thousands)
Advertising	$3,663	$3,027
Salaries and related expenses	1,742	1,646
Sales commissions	151	172
Trade shows	26	24
Travel	134	120
Media production and promotional products	49	102
Quality control and processing fees	115	120
Other	245	199
Total	$6,125	$5,410

Advertising is principally composed of the costs of developing and airing our infomercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs and retail support placement.  Each of these are key components of our integrated marketing strategy because they generate direct-to-consumer sales and help build awareness of, and consumer demand for, our products in all our channels of distribution.  Advertising expense totaled $3.7 million for Fiscal 2017, a year-over-year increase of 21.0%, or $636,000, primarily because of our increased focus on retail advertising and additional general television, YouTube, Facebook and other general media advertising, partially offset by lower catalogue mailing expenses during the current year period.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  Personnel costs for sales and marketing in Fiscal 2017 were $1.7 million, up 5.8% from Fiscal 2016 levels, to support increased marketing and advertising to our expanded revenue channels.

Sales commissions, generally 3-7% of cash collections from some of our retailer customers, are paid to third-party sales representatives that assist us in developing and maintaining relationships with certain retailers.  Sales commission expense totaled $151,000 for the fiscal year ended March 31, 2017, a decrease of 11.8% from the prior fiscal year as a result of: (i) an increase in sales to customers represented by third-party sales representatives; and (ii) lower commission percentages payable to our internal customer service telephone sales agents.

Other marketing expenses increased $1,000, or 0.2%, year-over-year primarily as a result of increases in a variety of other marketing initiatives, including direct marketing consulting with several retailers, partially offset by fewer in-store retailer displays.

General and Administrative
General and administrative expense for the fiscal year ended March 31, 2017 totaled $2.4 million, which is relatively flat prior fiscal year levels.  The expense for fiscal year 2017 was relatively flat with 2016 levels, as increased expenses related to a Company-wide bonus and general office supplies were offset by decreased legal, investor relations, insurance, depreciation, bad debt, and employee related expenses such as non-cash compensation.

Research and Development
Research and development costs totaled $392,000 for Fiscal 2017, a decrease of $88,000, or 18.4%, from the prior fiscal year. Research and development costs are comprised of payroll, travel and other costs associated with (i) development of new AeroGarden models and technologies; (ii) our plant laboratories that research new plant varieties and growing technologies; (iii) new technologies, such as improved lighting and nutrient formulation; and (iv) costs to enhance the performance of our products.  Although our research and development spending increased in Fiscal 2017, particularly related to design and consulting service expenses for market research, new product development and ongoing certification and testing of all our AeroGarden garden units (as required by our retail partners), certain consulting fees were reimbursed by Scotts Miracle-Gro pursuant to contractual requirements resulting in a net decrease in research and development costs.

Operating Loss
The loss from operations totaled $346,000 in Fiscal 2017, an improvement of $954,000, or 73.4%, from the prior year, primarily as a result of an increase in the gross profit, partially offset by an increase in retail specific advertising programs and general television, YouTube, Facebook and other general media advertising.

As a non-U.S. GAAP measure of our operating performance, we track earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an indicator of our ability to generate cash, which we define as operating income or loss excluding the non-cash depreciation, amortization, Scott’s Miracle-Gro IP royalty and branding, common stock warrant expense and stock based compensation expense incurred during the period (“Adjusted EBITDA”).  As calculated in the table below, our Adjusted EBITDA for Fiscal 2017 totaled $1.4 million, $1.1 million more than the $304,000 Adjusted EBITDA in the prior fiscal year.  The year-over-year increase in Adjusted EBITDA was generated primarily by the increase in in sales and gross margin, partially offset by advertising expenditures to drive short and long term brand and category awareness.

	Fiscal Years Ended March 31,
	2017	2016
(in thousands)
GAAP Loss from operations	$(346)	$(1,299)

Add back non-cash items:
Depreciation	368	368
Stock based compensation	152	276
Scott’s Miracle-Gro IP royalty and branding license	1,242	959
Total non-cash Items	1,762	1,603

Non-GAAP Adjusted EBITDA	$1,416	$304

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

Other Income and Expense
Other loss for Fiscal 2017 totaled $2.3 million, as compared to other income of $746,000 in the prior year. The net other income in the current year period included non-cash loss of $2.1 million related to the change in the fair value of the Scotts Miracle-Gro warrant and $108,000 of interest expense related to the loan with Scotts Miracle-Gro.  Net other income for Fiscal 2016 included a non-cash income of $1.0 million related to the change in the fair value of the Scotts Miracle-Gro warrant, offset partially by $293,000 of interest expense related to the loan with Scotts Miracle-Gro.

Net Loss
Our net loss for Fiscal 2017 was $2.6 million, a $2.0 million increase over our net loss of $553,000 in Fiscal 2016. This increase in our net loss was primarily attributable to the change in fair value of the Scotts Miracle-Gro warrant, partially offset by higher sales volumes and an increase in operating margins associated with sales.

Segment Results
We report our segment information in the same way that management assesses the business and makes decision regarding the allocations of resources in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC). We have two reportable segments. Retail and Direct-to-Consumer. Factors considered in determining our Reportable Segments include the nature of the business activities, the reports provided to the Company’s chief operating decision maker (CODM) for operating and administrative activities, available information and information that is presented to our Board of Directors.

The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over the performance assessment and resource allocation decisions. The CODM regularly receives discrete financial information about each Reportable Segment. The CODM uses all such information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources based upon the contribution margins of each segment.

We divide our business into two reportable segments: Direct-to-Consumer and Retail. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.  The Company evaluates performance based on the primary financial measure of contribution margin (“segment profit”. Segment profit reflects the income or loss from operations before corporate expenses, non-operating income, net interest expense, and income taxes.

	Fiscal Year Ended March 31, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$7,526	$16,083	$-	$23,609
Cost of revenue	4,668	10,376	-	15,044
Gross profit	2,858	5,707	-	8,565
Gross profit percentage	38.0%	35.5%	-	36.3%
Sales and marketing (1)	129	2,714	1,140	3,983
Segment profit	2,729	2,993	(1,140)	4,582
Segment profit percentage	36.3%	18.6%	-	19.4%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Fiscal Year Ended March 31, 2016
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$6,700	$12,912	$-	$19,612
Cost of revenue	4,326	8,292	-	12,618
Gross profit	2,374	4,620	-	6,994
Gross profit percentage	35.4%	35.7%	-	35.7%
Sales and marketing (1)	281	1,806	1,265	3,352
Segment profit	2,093	2,814	(1,265)	3,642
Segment profit percentage	31.2%	21.8%	-	18.6%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, net cash provided by operating activities totaled $560,000 in Fiscal 2017, as compared to net cash used by operating activities of $151,000 in the prior fiscal year.

Non-cash items, consisting of depreciation, amortization, bad debt (recoveries) allowances, issuances of common stock and options, and adjustments to the fair value of Scotts Miracle-Gro warrant liability totaled a net loss of $3.8 million in Fiscal 2017, as compared to a net loss of $515,000 in the prior fiscal year.

Changes in current assets used cash of $975,000 during Fiscal 2017, primarily due to increases in accounts receivable, inventory, and other current assets.  In Fiscal 2016, changes in these assets used $897,000, reflecting increases in accounts receivable and inventory, partially offset by a decrease in other current assets.  As of March 31, 2017, the inventory balance was $2.9 million, representing approximately 71 days of sales activity during Fiscal 2017.  Net accounts receivable totaled $2.5 million as of March 31, 2017, representing approximately 59 days of net retail sales activity at the average daily rate of sales recognized during Fiscal 2017.  The days of sales in receivables and inventory calculations can fluctuate, and are greatly impacted by our seasonality and the timing of sales and inventory receipts during the period.

Current operating liabilities increased $301,000 during Fiscal 2017, principally because of a $547,000 increase in accounts payable, accrued liabilities, and accrued interest, offset by a $246,000 decrease in customer deposits.  In the prior year period, current operating liabilities increased $784,000 primarily due to increases in accounts payable and accrued liabilities, including accrued interest and customer deposits. Accounts payable as of March 31, 2017 totaled $1.9 million, representing approximately 28 days of daily expense activity at the average daily rate of expenses incurred during Fiscal 2017.

Net investment activity used $138,000 of cash, primarily due to purchases of equipment to manufacture our new products, as compared to cash used of $463,000 in the prior year.

Net financing activity, including the exercise of warrants, dividends, and borrowing and repayment of debt, provided cash of $7.0 million during Fiscal 2017, as compared to cash provided of $1.0 million in the prior fiscal year.

As of March 31, 2017, we had a cash balance of $8.8 million, of which $15,000 was restricted as collateral for our various corporate obligations.  This compares to a cash balance of $1.4 million as of March 31, 2016, of which $15,000 was restricted.

As of March 31, 2017 and March 31, 2016, the outstanding balance of our note payable and debt, including accrued interest, is as follows:

	For the Fiscal Years Ended March 31,
	2017	2016
(in thousands)
Notes payable-related party	$-	$1,293
Derivative warrant liability (see Note 3)	-	644
Sale of intellectual property liability (see Note 3)	117	160
Total debt	117	2,097
Less current portion	117	2,097
Long term debt	$-	$-

As of March 31, 2017, we have $0 of debt requiring cash payments.  The remaining debt in the current liability is related to the Scotts Miracle-Gro transaction, for further information see Note 3 to our financial statements.

We use, or have used, a variety of debt funding sources to meet our liquidity requirements, including the following:

Series B Convertible Preferred Stock and Warrant

In April 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc. (the “Investor”), a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  The Warrant entitled, but did not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding common stock (when added to all other shares owned by Scotts Miracle-Gro).  On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant option to purchase 80% of the Company’s outstanding stock and as such all outstanding Convertible Preferred Stock was converted into common stock.  The warrant exercise generated $47.8 million of proceeds, and our Board of Directors then immediately declared a one-time cash dividend of $40.5 million, or $1.21 per share, on the Company’s outstanding Common Stock. The dividend was paid on January 3, 2017, to shareholders of record on December 20, 2016. The remaining proceeds were used to repay principal and accrued interest on the Term Loan and for operations and working capital. For additional information about the Series B Preferred Stock, the Warrant, and related transactions with Scotts Miracle-Gro, see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock Warrants and Other Transaction” to our financial statements.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $8.8 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of March 31, 2017;
•	our cash of $8.9 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 14, 2017;
•	continued support of, and extensions of credit by, our suppliers and previous lenders, including Scotts Miracle-Gro;
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August;
•	the level of spending necessary to support our planned initiatives; and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on acceptance of our products by retail distribution customers and the success of planned direct-to-consumer sales initiatives.

During Fiscal 2017 we took a number of actions to address our liquidity needs.  Most importantly, we concentrated on improving our margins in an effort to support our marketing efforts which will allow us to continue to increase our sales.  Specifically, we focused our efforts on generating general brand awareness and expanding our retail operations with key strategic retailers and better enhancing our relationships with those retailers to sell our products at the margins we believe are capable of generating growth.  During Fiscal 2017, our retail expansion continued and we have strategically limited the number of major retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.  During Fiscal 2017, sales to Amazon represented 62.5% of our total net sales to retailers and approximately 40.8% of our total net sales.

As disclosed in greater detail in Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock Warrants and Other Transaction” to our financial statements, we raised: (i) $4.0 million from Scotts Miracle-Gro during the first quarter of 2014 through the issuance of our Series B Convertible Preferred Stock and a Warrant; (ii) an additional $500,000 from the sale of all intellectual property associated with our Hydroponic IP, other than the AeroGrow and AeroGarden trademarks; and (iii) an additional $47.8 million on November 29, 2016, as Scotts Miracle-Gro fully exercised its warrant option to purchase 80% of the Company’s outstanding stock.  Our Board of Directors then immediately declared a one-time cash dividend of $40.5 million, or $1.21 per share, on the Company’s outstanding Common Stock. The dividend was paid on January 3, 2017, to shareholders of record on December 20, 2016. The remaining proceeds were used to repay principal and accrued interest on the Term Loan and for operations and working capital.

In second quarter of Fiscal 2017, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro with a maturity date of April 15, 2017, and the principal amount was repaid in full for December 2016. The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum.  The funding provided general working capital and was used for the purpose of acquiring inventory to support our expansion into retail and its direct-to-consumer sales channels in advance of our peak selling season. As disclosed above, the principal and accrued interest on the Term Loan were repaid during the third quarter of fiscal year 2017.

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

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2017.

	Less than 1 year	1 -3 years	More than 3 years	Total
(in thousands)
Operating leases	$142	$215	$-	$357
Totals:	$142	$215	$-	$357

See Note 2, Note 3 and Note 7 to our financial statements for additional information related to our notes payable and long term debt and operating leases, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and the value of those. Due to the short-term nature of our cash equivalents, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income. However, as discussed above, if we acquire additional debt changes in the general level of market interest rates could impact our interest expense during the terms of future debt arrangements.  In this regard, interest on our Term Loan with Scotts Miracle-Gro was charged at the stated rate of 10% per annum.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our assessment, management has concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

 Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of March 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2017 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

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

Name	Age	Position with AeroGrow
J. Michael Wolfe	58	President, Chief Executive Officer and Director
Grey H. Gibbs	50	SVP – Finance and Accounting
John K. Thompson	56	EVP, Sales & Marketing and Secretary

J. Michael Wolfe, age 58, has been a director since February 2011.  Mr. Wolfe became our Chief Operating Officer in January 2010, our President on February 9, 2011, and our Chief Executive Officer on March 31, 2011.  He previously served as Vice President of Operations since April 2006.  Prior to joining AeroGrow, Mr. Wolfe was an independent consultant.  From 1992 to 2002, he was President and Chief Operating Officer of Concepts Direct and was its Chief Executive Officer from 2000 to 2001.  At Concepts Direct, Mr. Wolfe oversaw the development, launch and operations of seven independent catalogues.  From 1987 to 1992, Mr. Wolfe served as Vice President of Wiland Services, Inc., a database management company where he oversaw the redesign of the company’s product line, its sales and investor relations.  The Board believes that Mr. Wolfe’s leadership experience, combined with his extensive direct-to-consumer marketing background, his executive experience at a variety of direct-to-consumer companies, and his knowledge of AeroGrow’s history and business, qualifies him to serve as a director.

Grey H. Gibbs, age 50, has been employed by AeroGrow since November of 2007.  He has served as Senior Vice President – Finance and Accounting since May 2015 and previously served as: (i) Vice President of Finance and Accounting from June 2014 to May 2015; (ii) Vice President of Accounting from February 2011 to June 2014; and (iii) Controller from November 2007 to June 2011.  Before joining AeroGrow, Mr. Gibbs was employed by Swift Company, an animal protein processor, as Director of Sarbanes-Oxley Compliance from 2006 to 2007 and Assistant Corporate Controller from 2004 to 2006.  From 2003 to 2004, Mr. Gibbs was the Chief Financial Officer of JCIT International, an educational and consulting firm in lean manufacturing.  From 1994 to 2002, Mr. Gibbs served in a range of strategic and financial roles for Agilent Technologies and Hewlett Packard, including New Product Introduction Program Manager, Outsourcing Program Manager, Site Finance Manager, Planning and Reporting Analyst and Senior Internal Auditor.  Mr. Gibbs was also an Audit Supervising Senior for KPMG LLP from 1991 to 1994.

John K. Thompson, age 56, became Executive Vice President of Sales and Marketing in April 2014.  Mr. Thompson joined AeroGrow in 2002 and has served in a variety of senior management positions at AeroGrow, including his position as Vice President of Marketing from October 2009 to April 2014.  Mr. Thompson also served as the Company’s International Division General Manager and Vice President of Investor Relations, and was instrumental in the research activities leading to the development and launch of the Company’s AeroGarden product line.  Prior to joining AeroGrow, Mr. Thompson was Director of Marketing for Productivity Point International, a direct marketing and direct sales company, and Sales and Marketing Manager for CareerTrack, a direct marketing company that sold personal and professional growth products to the consumer and commercial markets.

Board of Directors

Our Board of Directors oversees the management of AeroGrow on your behalf. Among other things, the Board reviews our long-term strategic plans and exercises direct decision-making authority on key issues, including the appointment of our executive officers and setting the scope of their authority in managing AeroGrow’s day-to-day operations.  Our Board is currently comprised of Chris Hagedorn (Chairman), Jack J. Walker, Wayne E. Harding III, Albert Messina and Peter Supron.  Messrs. Hagedorn, Messina and Supron are representatives of Scotts Miracle-Gro. Biographical information about Mr. Wolfe is contained above under the caption heading “Executive Officers.”  Biographical information for Messrs. Hagedorn, Walker, Harding, Messina and Supron is presented below.

Chris J. Hagedorn, age 32, has been a director since 2013 and Chairman of the Board since November 2016.  Mr. Hagedorn was appointed the General Manager of The Hawthorne Gardening Company in October 2014 and was previously appointed Director of Indoor Gardening at Scotts Miracle-Gro in May of 2013. From 2011 to 2013, Mr. Hagedorn served as a Marketing Manager for the North Region at Scotts Miracle-Gro. Mr. Hagedorn was initially appointed to the Board by Scotts Miracle-Gro pursuant to a provision of the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allowed Scotts Miracle-Gro, as holder of the Series B Preferred Convertible Stock, to appoint one member to the Board of Directors for so long as the convertible stock remained outstanding.   For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3. “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.  The Board believes that Mr. Hagedorn’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

Jack J. Walker, age 82, has been a director since February 2006, and served as Chairman of the Board from July 2008 to November 2016.  Mr. Walker served as President from January 2010 until February 9, 2011and as our Chief Executive Officer from January 2010 until March 31, 2011.  Mr. Walker has been the Managing Member of Walker Enterprises LLLP, and its predecessors, a real estate investment and development company, since 1980.  During that time he has developed in excess of $500 million of commercial real estate in California, Colorado, Arizona and Texas.  He serves on the Board of Pathogen Systems, Inc. and is an advisor to several start-up companies.  Mr. Walker is an English Solicitor and began his career in 1956 in London, England.  In 1968, Mr. Walker founded English & Continental Property Company, and served as Joint Managing Director of this commercial property development company, which operated in Europe with over 200 staff, until its sale to the Post Office Pension Fund in 1973.  From 1973, Mr. Walker controlled several English listed companies, including Charles Spreckly Industries, Town & Commercial Properties and Associated Development Holdings, with worldwide interests and over 3,500 employees.  Mr. Walker served as a director of supermarket group Megafoods Stores, Inc. from 1987 to 1993, and was Chief Financial Officer for part of that time.  Mr. Walker serves as a director of and advisor to various civic and charitable organizations.  The Board believes that Mr. Walker's extensive executive leadership experience, combined with his international and entrepreneurial business background and broad range of knowledge of AeroGrow's history and business, among other factors, qualifies him to serve as a Director and Chairman of the Board.

Wayne E. Harding III, age 62, has been the Chief Financial Officer of Two Rivers Water & Farming Company (“Two Rivers”), a publicly traded company (OTC QB: TURV) that acquires and develops high yield irrigated farmland and the associated water rights in the western United States, since September 2009, and previously served as the controller of Two Rivers, beginning in July 2008.  In June 2016, he was appointed to the position of Chief Executive Officer.  Prior to joining Two Rivers, Mr. Harding served as vice president business development of Rivet Software since December 2004.  Mr. Harding was the principal of Wayne Harding & Company P.C., a financial consulting organization, from August 2000 to December 2004 and also served from 2000 until August 2002 as the director-business development of CPA2Biz.  Mr. Harding also served on the Board, and was chair of the Governance, Compensation and Nominating Committee and the Audit Committee, for AeroGrow from 2005 – 2007.  Mr. Harding holds an active CPA license in Colorado and a CGMA (Charter Global Management Accountant) designation.  He received his BS and MBA degrees from the University of Denver.  He previously served on the American Institute of CPAs (AICPA) Council, is a past-President of the Colorado Society of CPAs, and was the recipient of the prestigious AICPA Special Recognition Award for his early involvement in developing the AICPA XBRL project.   The Board believes that Mr. Harding’s experience as a Chief Financial Officer of a public company, as a CPA, and as a former Board member of AeroGrow qualifies him to serve as a director.

Albert Messina (Bert), age 49, has been a Board Member since November 2016.  Mr. Messina has served in various senior managerial roles at the Hawthorne Gardening Company since 2014.  He previously served as Finance and Strategy Lead at Hawthorne from 2014-2017.  From 2012 to 2013, Mr. Messina served as a Senior Director of Strategy & Development for Source Interlink Media.  Prior to that, Mr. Messina served as a Managing Director for DeSilva & Phillips Investment Bank.  The Board believes that Mr. Messina’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

Peter Supron, age 49, joined the AeroGrow Board in 2016 and is currently Chief of Staff to the President and Chief Operating officer of Scotts Miracle-Gro.  In this role, Peter partners with the business units in strategy development and has played a key role in Scotts' entry into the Internet of Things market for lawn & garden, as well as Scotts' entry into the direct-to-consumer space.  Previously, Peter led Scott’s corporate strategy & mergers & acquisitions function, its Procurement team, as well has held various roles in Finance.  The Board believes that Mr. Supron’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

Board Committees and Meetings

We have established two standing committees so that certain matters can be addressed in more depth than may be possible in a full Board meeting: an Audit Committee and a Governance, Compensation and Nominating Committee.  The two committees each operate under a written charter.

Audit Committee.  The current members of our Audit Committee are Messrs. Harding (chairman), Hagedorn and Messina.  The members were elected to the committee, and the chairman was appointed by the Board.  The Board has determined that Mr. Harding is considered a “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K, due to his extensive financial background and experience (as summarized in the biographical information for Mr. Harding disclosed above).  The Board has affirmatively determined that Mr. Harding is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines.  Due to their positions as significant stockholders of AeroGrow, Messrs. Hagedorn, Messina, Supron and Walker are not independent directors.  The Audit Committee’s charter provides that the committee shall:

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

Governance, Compensation and Nominating Committee.  The current members of the Governance, Compensation and Nominating Committee are Messrs. Walker (chairman), Supron, and Hagedorn.  The members were elected to the committee, and the chairman was appointed, by the Board.  The Governance, Compensation and Nominating Committee’s charter provides that the committee shall:

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

Meetings.  During the fiscal year ended March 31, 2017 the Board held eight meetings.  A quorum of directors attended all of the meetings held by the Board during the period that he served as a director of AeroGrow.  Also during the fiscal year ended March 31, 2017, the Audit Committee held four meetings and the Governance, Compensation and Nominating Committee held two meetings.  Only one meeting did not include all the members of the Board otherwise each committee member attended all of the committee meetings held during the period that he served as a committee member.

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

Board Structure and Risk Oversight

Chris Hagedorn serves as Chairman of the Board and Jack J. Walker served as the Chairman of the Board until Scotts Miracle-Gro exercised its warrant to purchase 80% of the Company’s outstanding stock.  Scotts Miracle-Gro and Mr. Walker are the largest investors in AeroGrow and their financial support was instrumental in allowing AeroGrow to persevere through a very difficult economic period. Messrs. Hagedorn, Messina and Supron are representatives of Scotts Miracle-Gro and they, along with Mr. Walker, are involved in setting the strategic direction for the Company.

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

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended March 31, 2017, all such filings required to be made by our Section 16 insiders were timely filed in accordance with the requirements of the Exchange Act except for the following:  (i) a report filed by Mr. Harding relating to a sale of common stock on February 24, 2017 was filed three business days late on March 3, 2017; and (ii) a report filed by Mr. Harding relating to a sale of common stock on December 8, 2016 was filed one business day late on December 13, 2016.

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

In Fiscal 2017, the principal components of compensation for executive officers were:

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

Performance-Based Annual Incentive Compensation

Though markets dictate that base salaries must be competitive, we are moving toward basing a greater proportion of our executive compensation on the achievement of measurable individual and company results through the award of annual incentive bonuses.  These bonuses are often tied to performance against AeroGrow’s EBITDA objectives.  By increasing variable pay as a percentage of total compensation, the Governance, Compensation and Nominating Committee believes that executive compensation will be more aligned with value delivered to our stockholders.  This limits fixed costs and also results in higher pay occurring only in years when merited by high performance.  Due to company-wide improvements on sales and operations, we paid an aggregate of $50,000 in discretionary cash bonuses to our Named Executive Officers in Fiscal 2017.  We accrued $200,000 in performance-based bonuses during Fiscal 2017 for payments that are to be paid to our Named Executive Officers during Fiscal 2017.

Long Term Stock-Based Compensation

This category of awards covers options granted to executives out of our 2005 Equity Compensation Plan the “2005 Plan”), and that vest over time, at different rates for different executives.  Because these awards vest over time and become more valuable to the recipient only as our stock price increases, the Governance, Compensation and Nominating Committee believes these are a useful form of long-term incentive compensation, with the potential to directly align the interests of shareholders and management.  During Fiscal 2017, we granted options to purchase 0 shares of common stock under the 2005 Plan.  For more details about outstanding stock options held by our Named Executive Officers, please refer to the table below entitled “Outstanding Equity Awards at Fiscal Year End.”

At March 31, 2017, no options to purchase shares of our common stock were unvested. These options will result in $-0- of compensation expense.

Executives and Employment Arrangements

The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us during Fiscal 2017, to our Named Executive Officers who were employed by AeroGrow as of March 31, 2017.

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

Summary Compensation Table

 The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2017 and Fiscal 2016:

Name and Principal Position	Fiscal Year	Salary Paid		Bonus	Stock Awards	Option Awards (1)		All Other Compensation		Total

J. Michael Wolfe, Director, President and CEO (2)	2017	$265,699	(3)	$30,256	$-	$-		$9,000	(4)	$304,955
	2016	$248,076	(3)	$12,191	$-	$56,953	(5)	$9,000	(4)	$326,220
John K. Thompson, EVP, Sales and Marketing	2017	$194,068	(3)	$20,363	$-	$-		$-		$214,431
	2016	$182,616	(3)	$9,092	$-	$34,172	(6)	$-		$225,880
Grey H. Gibbs, SVP of Finance and Accounting	2017	$154,267	(3)	$8,863	$-	$-		$-		$163,130
	2016	$147,857	(3)	$5,229	$-	$11,390	(7)	$-		$164,476

(1)	Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.
(2)	Mr. Wolfe did not receive compensation for his service on the Board of Directors.
(3)
Salaries are computed and disclosed on a cash basis.  The executive officers did receive a pay increase in Fiscal 2017 (as determined by the employment agreements with respect to Messrs. Wolfe and Thompson).

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

The following table provides information with respect to the Named Executive Officers concerning unexercised stock options held by them at March 31, 2017.  During the year ended March 31, 2017, some options granted to the Named Executive Officers were exercised.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Exercise Price per Share	Expiration Date
J. Michael Wolfe	33,000	-	$5.31	7-Aug-2019
John K. Thompson	17,000	-	$5.31	7-Aug-2019
Grey H. Gibbs	7,500	-	$5.31	7-Aug-2019

(1) Stock options granted on August 7, 2014 have an exercise price of $5.31 per share and vest quarterly over a two year period.

Compensation Committee Interlocks and Insider Participation

Disclosure under this section is not required for a “smaller reporting company.”

Report of the Compensation Committee

Disclosure under this section is not required for a “smaller reporting company.”

Director Compensation

The following table provides information on AeroGrow’s compensation practices during the fiscal year ended March 31, 2017 for non-employee directors:

Non-Employee Director Meeting Fee and Retainer Information

Annual retainer for all non-employee directors	$5,000
Additional annual retainer for Board Chairman	$10,000
Additional annual retainer for Audit Committee Chairman	$5,000
Additional annual retainer for Governance, Compensation, and Nominating Committee Chairman	$5,000
Stock options granted for annual service on the Board by non-employee directors (1)	-
Stock options granted for annual service on the Audit Committee (1)	-
Stock options granted for annual service on the Governance, Compensation, and Nominating Committee (1)	-
Additional stock options granted for annual service as Board Chairman (1)	-
Reimbursement for expenses attendant to Board membership	Yes
Payment for Board meetings attended in person or held telephonically	$1,000
Payment for Board meetings attended in person or held telephonically by the Board Chairman	$2,000

(1)
The options vest pro-rata monthly (one-twelfth per month) on the last day of each month throughout the term of service.  If a director is unable to finish his or her term of service by reason of death or disability, the director options vest immediately.

Only Messrs. Barish, Harding, and Walker received non-employee director compensation during the fiscal year ended March 31, 2017.  J. Michael Wolfe served as an employee during the fiscal year ended March 31, 2017 and therefore, was not eligible to receive cash and equity compensation as non-employee directors.  Chris J. Hagedorn, a full-time employee of The Scotts Miracle-Gro Company, was appointed to the Board and to both committees of the Board in April 2013 and was appointed as Chairman of the Board on November 29, 2016.  Under the terms of the Scotts Miracle-Gro transaction, Mr. Hagedorn is not entitled to receive non-employee Board compensation.  Albert Messina and Peter Supron were appointed to the Board on November 29, 2016.  Under the terms of the Scotts Miracle-Gro transaction, Messrs. Messina and Supron are not entitled to receive non-employee Board compensation. We maintain $10 million of director and officer liability insurance and we have entered into indemnification agreements with each director.  Subsequent to the warrant exercise Albert Messina and Peter Supron were appointed the Board and as full-time employees of The Scotts Miracle-Gro Company they do not receive compensation as a non-employee director.

Summary of Board and Committee Composition

Current Directors	Board	Audit	Governance, Compensation, and Nominating
Jack J. Walker, Director (2)	X	X	X
Michael S. Barish, former Director (3)	X	X	X
Chris J. Hagedorn, Chairman (1)(2)	X	X	X
Wayne E. Harding III, Director	X	X
J. Michael Wolfe, former Director (3)	X
Albert Messina, Director (4)	X	X
Peter Supron, Director (4)	X		X

(1)
Chris J. Hagedorn was appointed to the Board and to both committees of the Board in April 2013 and was appointed as Chairman of the Board on November 29, 2016, concurrently with Scotts Miracle-Gro’s exercise of the warrant to purchase 80% of the Company’s outstanding common stock.

(2)	Jack J. Walker resigned as Chairman of the Board upon exercise of the warrant held by Scotts Miracle-Gro on November 29, 2016.
(3)	Michael S. Barish and J. Michael Wolfe resigned from the Board on November 29, 2016 upon exercise of the warrant held by Scotts Miracle-Gro.
(4)	Messrs. Messina and Supron were appointed to the Board on November 29, 2016 upon exercise of the warrant held by Scotts Miracle-Gro.

Director Compensation Table during Fiscal 2017

The following table sets forth information regarding all forms of compensation received by members of our Board of Directors during Fiscal 2017:

Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Warrant Awards	All Other Compensation	Total
Jack J. Walker, Director and former Chairman	$28,000	$-	$-	$-	$-	$28,000
Michael S. Barish, former Director	$9,000	$-	$-	$-	$-	$9,000
Wayne E. Harding, III, Director (2)	$17,000	$-	$-	$-	$-	$17,000
J. Michael Wolfe, President, CEO and former Director (3)	$-	$-	$-	$-	$-	$-
Chris J. Hagedorn, Chairman (4)	$-	$-	$-	$-	$-	$-
Albert Messina, Director (4)	$-	$-	$-	$-	$-	$-
Peter Supron, Director (4)	$-	$-	$-	$-	$-	$-

(1) Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.
(2) Mr. Harding was appointed to the Board of Directors and named the Audit Committee Chairman on December 9, 2011.

(3) As an employee of the Company, Mr. Wolfe did not receive compensation for his service on the Board of Directors. His compensation as officers of AeroGrow is included in the Executive Compensation Table.

(4) As an employee of The Scotts Miracle-Gro Company, Messrs. Hagedorn, Messina and Supron did not receive compensation for his service on the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of June 14, 2017 regarding our common stock owned of record or known by the Company to be owned beneficially by: (i) each director, (ii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), (iii) all those known by the Company to beneficially own more than 5% of the Company’s common stock, and (iv) all directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security under SEC Rule 13d-3 if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  For purposes of calculating percent of class ownership, the table below assumes a total of 33,477,287 shares of common stock outstanding.  However, shares of our common stock subject to convertible preferred stock, warrants and stock options that are convertible or exercisable within 60 days of June 14, 2017 are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible preferred stock, warrants and stock options, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Number of Common Shares Acquirable Within 60 Days (2)	Percent Beneficial Ownership

5% Stockholders

SMG Growing Media, Inc. (5), (7)	26,788,545	876,942	82.64%

Directors and Named Executive Officers

Jack J. Walker (3) (4)	829,972	-	2.46%
Chris J. Hagedorn (4) (6)	-	-	*
Wayne E. Harding III (4)	27,950	-	*
Albert Messina (4)	-	-	*
Peter Supron (4)	-	-	*
J. Michael Wolfe (4)	217,090	-	*
Grey H. Gibbs (4)	37,193	-	*
John K. Thompson (4)	144,397	-	*

All AeroGrow Named Executive Officers and Directors as a Group (8 Persons)	1,256,602	-	3.75%

*	Represents less than 1% of our outstanding common stock as of June 14, 2017.
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

(4)	The address of the beneficial owner is 6075 Longbow Dr., Suite 200, Boulder, CO 80301.
(5)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13D filed with the SEC on May 2, 2013, Form 4 filed on August 7, 2014, Schedule 13D filed on April 27, 2015, and Schedule 13D filed on May 9, 2016. SMG Growing Media, Inc. is a wholly-owned subsidiary of The Scotts Miracle-Gro.  The address of SMG Growing Media, Inc. and The Scotts Miracle-Gro is 14111 Scottslawn Road, Marysville, Ohio 43041.  The shares beneficially owned by SMG Growing Media, Inc. include shares of common stock that were issued on November 29, 2016 upon Scotts Miracle-Gro’s exercise of the Warrant and conversion of all outstanding Series B Convertible Preferred Stock. For further information refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

(6)
Mr. Hagedorn was elected to the Board by representative of SMG Growing Media, Inc.  Mr. Hagedorn does not hold voting or investment power over the shares owned by SMG Growing Media, Inc. and therefore disclaims beneficial ownership over such shares.

(7)	The number referenced as acquirable within 60 days assumes the issuance of shares in accordance with the Scotts Miracle-Gro agreements discussed above.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of March 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans	174,856	$3.50	12,367,866
Equity compensation plans not approved by security holders	-	$-	-
Total	174,856	$3.50	12,367,866

At March 31, 2017 the Company has no unvested options, and no future compensation expense.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Parties

Since April 1, 2016, the beginning of Fiscal 2017, our Board of Directors reviewed and did not object to any of the related party transactions reported in this Annual Report on Form 10-K. Our Board recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore follows the procedures as described below to address such risks.

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

During the fiscal year ended March 31, 2017, and in prior years, we relied upon a variety of debt funding sources to meet our liquidity requirements, including transactions that: (i) involved members of our Board, management team and certain stockholders that beneficially own more than five percent of our outstanding voting securities and (ii) are required to be disclosed pursuant to Item 404 of Regulation S-K.  In each case, these related parties received the same terms and conditions as other third-party investors.  These transactions are disclosed above under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation– Liquidity and Capital Resources” and in Note 2, “Notes Payable and Long Term Debt,” Note 6 “Related Party Transactions,” and Note 8 “Stockholders’ Equity,” to our financial statements.

Board Independence

Our common stock trades on the OTCQB market tier and we are considered to be a “smaller reporting company” under applicable SEC rules.  As such, we are not currently subject to corporate governance standards of other listed companies, which require, among other things, that the majority of the Board of Directors be independent.  Because we are not currently subject to corporate governance standards defining the independence of our directors, we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that Mr. Harding is the only independent member of our Board of Directors during Fiscal 2017.  Mr. Harding currently serves as the Chairman of the Audit Committee.

Chris J. Hagedorn was initially appointed to the Board by Scotts Miracle-Gro pursuant to a condition to the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allows Scotts Miracle-Gro, as holder of the Series B Preferred Stock, to appoint one member to the Board of Directors.  Additionally, Albert Messina and Peter Supron were appointed to the Board on November 29, 2016 by Scotts Miracle-Gro pursuant to Scotts Miracle-Gro’s exercise of the Warrant.  Upon exercise of the Warrant, Scotts Miracle-Gro is entitled to appoint three of the five members of the Board (currently, Messrs. Hagedorn, Messina and Supron).  For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of the Independent Registered Public Accountants

Aggregate fees billed by EKS&H LLLP for the fiscal years ended March 31, 2017 and 2016 are as follows:

	For the Fiscal Years Ended March 31,
	2017	2016
(in thousands)
EKS&H
Audit Fees	104	99
Audit Related Fees	2	1
Tax Fees	-	-
All Other Fees	-	-
Total EKS&H	106	100

Grand Total	$106	$100

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

Tax fees:  This category consists of professional services rendered primarily in connection with our tax planning and compliance activities, including the preparation of tax returns. Although we did incur $13,000 and $12,000 in tax fees during Fiscal 2017 and 2016, respectively, we did not engage EKS&H for any tax services.

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

The Audit Committee’s policy is to pre-approve all audit and non-audit services, other than de minimis non-audit services, provided by the independent registered public accounting firm.  In this regard, all fees incurred in Fiscal 2016 and Fiscal 2017, as disclosed above under the caption “Fees of the Independent Registered Public Accountants,” were pre-approved by the Audit Committee.  These services may include, among others, audit services, audit-related services, tax services, and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular services or categories of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

AEROGROW INTERNATIONAL, INC., A NEVADA CORPORATION

Date: June 26, 2017	By:	/s/ J. Michael Wolfe
J. Michael Wolfe
Title
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint either of J. Michael Wolfe or Grey H. Gibbs, with full power of substitution and full power, to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of June 2017.

Signature	Title	Date

/s/ J. MICHAEL WOLFE	President and Chief Executive Officer	JUNE 26, 2017
J. Michael Wolfe	(Principal Executive Officer)

/s/ GREY H. GIBBS	Senior Vice- President – Finance and Accounting	JUNE 26, 2017
Grey H. Gibbs	(Principal Financial and Accounting Officer)

/s/ CHRIS J. HAGEDORN	Chairman of the Board	JUNE 26, 2017
Chris J. Hagedorn

/s/ WAYNE E. HARDING III	Director	JUNE 26, 2017
Wayne E. Harding III

/s/ ALBERT MESSINA	Director	JUNE 26, 2017
Albert Messina

/s/ PETER SUPRON	Director	JUNE 26, 2017
Peter Supron

/s/ JACK J. WALKER	Director	JUNE 26, 2017
Jack J. Walker

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          (1)  Financial Statements

The financial statements filed as part of this report are provided below.

(2)  Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3)  Exhibits

See exhibit index which follows immediately after the financials below.

AEROGROW INTERNATIONAL, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
AeroGrow International, Inc.
Boulder, Colorado

We have audited the accompanying balance sheets of AeroGrow International, Inc. (the “Company”) as of March 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroGrow International, Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP
June 26, 2017
Boulder, Colorado

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
	2017	2016
(in thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$8,804	$1,401
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $20 and $14 at March 31, 2017 and 2016, respectively	2,484	1,577
Other receivables	258	232
Inventory, net	2,921	3,149
Prepaid expenses and other	511	196
Total current assets	14,993	6,570
Property and equipment and intangible assets, net of accumulated depreciation of $4,020 and $3,652 at March 31, 2017 and 2016, respectively	415	622
Deposits	106	156
Total assets	$15,514	$7,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,853	$1,733
Accrued expenses	1,520	965
Customer deposits	106	352
Notes payable – related party	-	1,293
Derivative warrant liability	-	644
Debt associated with sale of IP	117	160
Total current liabilities	3,596	5,147
Long term liabilities
Capital lease liability	19	-
Total liabilities	3,615	5,147
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 and 2,649,007 issued and outstanding at March 31, 2017 and 2016, respectively	-	3
Common stock, $.001 par value, 750,000,000 shares authorized, 33,477,287 and 7,499,966 shares issued and outstanding at March 31, 2017 and 2016, respectively	33	7
Additional paid-in capital	138,757	84,129
Stock dividend to be distributed	2,595	2,391
Accumulated deficit	(129,486)	(84,329)
Total stockholders' equity	11,899	2,201
Total liabilities and stockholders' equity	$15,514	$7,348

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years ended March 31,
	2017	2016
(in thousands, except per share data)
Net revenue	$23,609	$19,612
Cost of revenue	15,044	12,618
Gross profit	8,565	6,994

Operating expenses
Research and development	392	480
Sales and marketing	6,125	5,410
General and administrative	2,394	2,403
Total operating expenses	8,911	8,293

Loss from operations	(346)	(1,299)

Other income (expense), net
Fair value changes in derivative warrant liability	(2,108)	1,044
Interest expense – related party	(108)	(293)
Other (expense), net	(36)	(5)
Total other income (expense), net	(2,252)	746

Net loss	$(2,598)	$(553)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	(2,167)	(675)
Net loss attributable to common shareholders	$(4,765)	$(1,228)

Net loss per common share, basic and diluted	$(0.31)	$(0.18)

Weighted average number of common shares outstanding, basic and diluted	15,547	6,666

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional	Stock dividend		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	to be	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	distributed	(Deficit)	Equity
Balances, March 31, 2015	2,649,007	$3	6,563,518	$6	$82,101	$1,715	$(82,442)	$1,383
Common stock dividend distribution issued in connection with Scotts Miracle-Gro agreement	-	-	936,448	1	1,318	(679)	(224)	416
Stock options issued under equity compensation plans	-	-	-	-	276	-	-	276
Stock dividend to be distributed	-	-	-	-	434	1,355	(1,110)	679
Net (loss)	-	-	-	-	-	-	(553)	(553)
Balances, March 31, 2016	2,649,007	$3	7,499,966	$7	$84,129	$2,391	$(84,329)	$2,201
Common stock dividend distribution issued in connection with Scotts Miracle-Gro agreements	-	-	1,199,656	1	2,146	(1,723)	1,119	1,543
Conversion of preferred stock to common stock and exercise of warrant	(2,649,007)	(3)	24,296,526	24	50,541	-	-	50,562
Exercise of stock options	-	-	481,139	1	786	-	-	787
Stock options issued under equity compensation plans	-	-	-	-	152	-	-	152
Stock dividend to be distributed	-	-	-	-	1,003	1,927	(3,170)	(240)
Dividend paid	-	-	-	-	-	-	(40,508)	(40,508)
Net (loss)	-	-	-	-	-	-	(2,598)	(2,598)
Balances, March 31, 2017	-	$-	33,477,287	$33	$138,757	$2,595	$(129,486)	$11,899

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2017	2016
(in thousands)
Cash flows from operating activities:
Net (loss)	$(2,598)	$(553)
Adjustments to reconcile net (loss) to cash and cash equivalents used by operations:
Issuance of stock options under equity compensation plans	152	276
Depreciation and amortization expense	368	368
Bad debt expense	5	4
Fair value remeasurement of derivative warrant liability	2,108	(1,044)
Accretion of debt associated with sale of intellectual property	(43)	(48)
SMG intellectual property royalty and branding license	1,241	959
Change in operating assets and liabilities:
(Increase) in accounts receivable	(912)	(281)
(Increase) in other receivable	(26)	(18)
Decrease (increase) in inventory	228	(546)
(Increase) in prepaid expenses and other current assets	(315)	(52)
Decrease in deposits	50	-
(Decrease) increase in accounts payable	(115)	21
Increase in accrued expenses	555	148
Increase in accrued interest – related party	108	293
(Decrease) increase in customer deposits	(246)	322
Net cash and cash equivalents provided (used) by operating activities	560	(151)
Cash flows from investing activities:
Purchases of equipment	(138)	(463)
Net cash and cash equivalents (used) by investing activities	(138)	(463)
Cash flows from financing activities:
Proceeds from notes payable – related party	5,250	6,000
Repayments of notes payable – related party	(6,354)	(5,000)
Repayments of capital lease	(4)	-
Proceeds for the exercise of warrants	47,810	-
Payments of dividend distribution	(40,508)	-
Proceeds from exercise of stock options	787	-
Net cash provided by financing activities	6,981	1,000
Net increase in cash and cash equivalents	7,403	386
Cash and cash equivalents, beginning of period	1,401	1,015
Cash and cash equivalents, end of period	$8,804	$1,401
(continued on next page)

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2017	2016
Interest paid in cash	$104	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through capital lease	$23	$-
Decrease in liability due to issuance of stock to SMG on notes payable – related party	$297	$207
Fair value of common stock issued for payment of interest on notes payable-related party	$480	$431
Change in fair value of common stock issued for payment of interest on notes payable-related party at issuance	$183	$224
Change in fair value of SMG intellectual property royalty, branding license and interest on notes payable-related party	$(2,774)	$(1,060)
Change in fair value of stock dividends for common stock issued on convertible preferred stock	$1,003	$434
Change in fair value of stock dividends accrued on convertible preferred stock	$(579)	$(273)
Decrease in liability due to issuance of stock to SMG for intellectual property and branding license	$1,006	$887

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Organization and Description of the Business

AeroGrow International, Inc. (the "Company," “we,” “AeroGrow,” or “our ") was incorporated in the State of Nevada on March 25, 2002.  The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.   The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution (brick and mortar and online), catalogue and direct-to-consumer sales in the United States and Canada.

Liquidity and Basis of Presentation

As shown in the accompanying financial statements, we have incurred net losses of $2.6 million and $553,000 for the years ended March 31, 2017 and 2016, respectively, and have an accumulated deficit of $129.5 million as of March 31, 2017.  As more fully discussed in the Liquidity and Capital Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has developed sources of funding that management believes are sufficient to support the Company’s operating plan for one year from the date these financials were filed.  The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the effect of cost reduction programs, and the state of the general economic environment in which the Company operates.  There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.

We may need to seek additional debt or equity capital during the fiscal year ending March 31, 2018 to address the seasonal nature of our working capital needs, and to enable us to increase the scale of our business.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances based on current cash on hand plus financing from Scotts Miracle-Gro similar to the last few years, and cash flow from operations.  There can be no assurance we will be able to raise this additional capital.  As part of our efforts to seek additional funding of our operations, in April 2013, we entered into a strategic alliance with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro Company, a worldwide marketer of branded consumer lawn and garden products (“Scotts Miracle-Gro”).  As part of the strategic alliance, in April 2013 Scotts Miracle-Gro (i) acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock and a warrant to purchase shares of the Company’s common stock for an aggregate purchase price of $4.0 million; and (ii) purchased all of the Company’s intellectual property associated with hydroponic products, other than the AeroGrow and AeroGarden trademarks, for $500,000.  Additionally, we entered into a $6.0 million Term Loan with Scotts Miracle-Gro on July 15, 2016.  On December 2, 2016, the outstanding balance of the Term Loan and accrued interest were repaid in full.  For further information on the debt arrangement with Scotts Miracle-Gro, please see Note 2 “Notes Payable and Long Term Debt” and the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.  On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant option to purchase 80% of the Company’s common stock.

Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates will occur in the near term and such change could be material as information becomes available.  Our estimates include the derivative warrant liability, warranty and return reserves, inventory obsolescence reserves and allowances for sales and cooperative advertising.

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average shares of common stock outstanding for the period.  Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented.  Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.   Employee stock options to purchase 175,000 and warrants to purchase approximately 396,000 shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive for the year ended March 31, 2017, and employee stock options to purchase 656,000 and warrants to purchase 444,000 shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive for the year ended March 31, 2016.

 Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2017 and 2016.

Restricted Cash
The Company has secured activity related to its corporate credit card purchase account with a restricted money market account.   The balance in this account as of March 31, 2017 and March 31, 2016 was $15,000.

Concentrations of Risk
ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amounts on deposit with two financial institutions exceeded the $250,000 federally insured limit as of March 31, 2017.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers:
For the year ended March 31, 2017, the Company had one customer, Amazon.com, who represented 40.8%, of the Company’s net revenue.  For the year ended March 31, 2016, the Company had one customer, Amazon.com, who represented 50.1%, of the Company’s net revenue.

Suppliers:
For the year ended March 31, 2017, the Company purchased inventories and other inventory related items from one supplier totaling $8.7 million representing 57.6% of cost of revenue.  For the year ended March 31, 2016, the Company purchased inventories and other inventory related items from one supplier totaling $7.0 million representing 55.2% of cost of revenue.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, shipping, labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations.

Account Receivables:
As of March 31, 2017, the Company had three customers, Amazon.com, Amazon.uk, and Amazon.ca, which represented 33.9%, 14.3% and 11.0%, respectively, of outstanding accounts receivable.  As of March 31, 2016, the Company had two customers, Amazon.com and QVC, which represented 35.3% and 22.1%, respectively, of outstanding accounts receivable.  Management believes that all receivables from these customers are collectible.

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
Level 2:
Quoted prices for similar assets in active markets, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data, including model-derived valuations.

Level 3:	Unobservable inputs that are supported by little or no market activity.

The carrying value of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2017 and March 31, 2016 due to the relatively short-term nature of these instruments.

The Company has three liabilities for which the fair value is determined by Level 3 inputs: (1) Notes payable – related party; (2) sale of intellectual property liability; and (3) derivative warrant liability.  As discussed below in Notes 2 and 3, each of these liabilities was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of March 31, 2017 and March 31, 2016, the fair value of the note payable and the sale of intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  The Company also issued a derivative warrant liability that entitled, but did not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, would constitute 80% of the Company’s outstanding capital stock.  The Company accounted for the warrant as a liability and measured the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant was exercised.  As of March 31, 2017, the warrant had been exercised, and as of March 31, 2016, the fair value of the warrant was $644,000. Except for the derivative warrant liability, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.  On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant option to purchase 80% of the Company’s common stock and as such the derivative warrant liability was extinguished.  The Company issued 21.6 million shares of its common stock to Scotts Miracle-Gro in exchange for $47.8 million upon exercise of the warrant.  The table below summarizes the fair value and carry value of each Level 3 category liability:

	March 31, 2017		March 31, 2016
	Fair Value	Carry Value	Fair Value	Carry Value
(in thousands)
Liabilities
Notes payable-related party	$-	$-	$1,277	$1,293
Derivative warrant liability	-	-	644	644
Sale of intellectual property liability	90	117	117	160
Total	$90	$117	$2,038	$2,097

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the period ended March 31, 2016.

	Level 3 Liabilities March 31, 2017
	(in thousands)
	Derivative warrant liability	Notes payable-related party	Sale of intellectual property liability
Balance, March 31, 2015	$1,688	$207	$145
Revaluations prior to exercise	(1,044)
Proceeds notes payable-related party		6,000
Payment of notes payable-related party		(5,000)
Change in fair value of common stock for interest on notes payable-related party		70
Amortization of intellectual property			(28)
Balance, March 31, 2016	$644	$1,277	$117
Revaluations prior to exercise	2,108	-	-
Exercise of derivative warrant liability	(2,752)	-	-
Proceeds notes payable-related party	-	5,250	-
Payment of notes payable-related party	-	(6,354)	-
Value of common stock issued for interest on notes payable-related party	-	(173)	-
Amortization of intellectual property	-	-	(27)
Balance, March 31, 2017	$-	$-	$90

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

Property and equipment consist of the following:

	March 31,	March 31,
	2017	2016
(in thousands)
Manufacturing equipment and tooling	$3,349	$3,243
Computer equipment and software	612	562
Leasehold improvements	116	116
Other equipment and intangible assets	358	353
	4,435	4,274
Less: accumulated depreciation	(4,020)	(3,652)
Property and equipment, net	$415	$622

Depreciation expense for the years ended March 31, 2017 and 2016, was $368,000, and $368,000, respectively.

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

	March 31,	March 31,
	2017	2016
(in thousands)
Finished goods	$2,274	$2,372
Raw materials	647	777
	$2,921	$3,149

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2017 and 2016, the Company had reserved $362,000 and $285,000, respectively, for inventory obsolescence.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and direct-to-consumer. Direct-to-consumer transactions are primarily paid by credit card. Retailer sales terms vary by customer, but are generally net 30 days to net 60 days. Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable.  The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $20,000 and $14,000 at March 31, 2017 and March 31, 2016, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Vantiv, the Company’s credit card processor.  This reserve is equal to 5% of the credit card sales processed during the previous six months. As of March 31, 2017 and March 31, 2016, the balance in this reserve account was $258,000 and $232,000, respectively.

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

Advertising expenses for the years ended March 31, 2017 and March 31, 2016, were as follows:

	Fiscal Year Ended March 31,
	2017	2016
(in thousands)
Direct-to-consumer	$424	$708
Retail	2,533	1,598
Other	706	721
Total advertising expense	$3,663	$3,027

As of March 31, 2017 and March 31, 2016, the Company had deferred $24,000 related to such media and advertising costs, which include the catalogue cost described above and commercial production costs.  The costs are included in the prepaid expenses and other line of the balance sheet.

Research and Development
Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock-Based Compensation
The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards.  For the years ended March 31, 2017 and March 31, 2016, equity compensation in the form of stock options and grants of restricted stock that vested totaled $152,000 and $276,000, respectively, and is included in the accompanying statements of operations in the following categories:

	Years ended
	March 31, 2017	March 31, 2016
(in thousands)
General and administrative	$27	$90
Sales and marketing	125	186
Total	$152	$276

Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude that it is “more likely than not” that the value of such asset will be realized.  As of March 31, 2017 and March 31, 2016, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following: (i) a product is shipped under an agreement with a customer; (ii) risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives. Certain incentive programs require the Company to estimate revenue reductions based on industry experience the number of customers who will actually redeem the incentive.  At March 31, 2017 and March 31, 2016, the Company had accrued $304,000 and $151,000 respectively, as its estimate for the foregoing deductions and allowances.  These expenses are included in the accrued expenses line of the balance sheets.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Based upon the foregoing, the Company has recorded as of March 31, 2017 and March 31, 2016 a provision for potential future warranty costs of $125,000 and $117,000, respectively.  These expenses are recorded in the accrued expenses line of the balance sheets.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retail customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers.  As of March 31, 2017 and March 31, 2016, the Company has recorded a reserve for customer returns of $175,000 and $197,000, respectively.  These expenses are included in the accrued expenses line of the balance sheets.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue and are capitalized in inventory until the inventory is sold. Shipping and handling costs associated with freight out to customers are also included in cost of revenue. Shipping and handling charges paid by customers are included in net revenue.

Segments of an Enterprise and Related Information
GAAP utilizes a management approach based on allocating resources and assessing performance as the source of the Company's reportable segments.  GAAP also requires disclosures about products and services, geographic areas and major customers.  At present, the Company operates in two segments, Direct-to-Consumer and Retail Sales.

New Accounting Pronouncements
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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Compensation Accounting,” which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The standard will become effective for us in fiscal 2018. We are currently evaluating the impact this standard will have on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized and a current and long-term liability recorded in the Company’s financial statements.

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

In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year of previously issued ASU 2014-09, “Revenue from Contracts with Customers,” which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019 using one of two prescribed retrospective methods.  Early adoption is not permitted.  We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Note 2 – Notes Payable and Long Term Debt

We relied upon a variety of debt funding sources to meet our liquidity requirements during the fiscal years ended March 31, 2017 and 2016, as summarized below:

	March 31,	March 31,
	2017 (in thousands)	2016 (in thousands)
Notes Payable –related party	$-	$1,293
Derivative warrant liability (see Note 3)	-	644
Sale of intellectual property liability (see Note 3)	117	160
Total debt	117	2,097
Less current portion	117	2,097
Long term debt	$-	$-

Debt Payment Obligations

As of March 31, 2017, we have no remaining debt requiring cash payments.  All outstanding debt obligations are related to the Scotts Miracle-Gro transaction as described in Note 3 to our financial statements.

Scotts Miracle-Gro Term Loan Agreement

On July 15, 2016, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro (“SMG Term Loan”).  The proceeds were made available, as needed, in increments of $500,000 not to exceed $6.0 million with a due date of April 15, 2017.  The funding provided general working capital and was used for the purpose of acquiring inventory to support anticipated growth as the Company prepared for anticipated peak season demand.  The Term Loan Agreement was secured by a lien on the assets of the Company and interest was charged at the stated rate of 10% per annum.  The Term Loan permitted prepayments without penalty or premium, and as of December 31, 2016, the Company repaid the outstanding balance of the Term Loan and accrued interest in full.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company issued Series B Convertible Preferred Stock and a warrant to a wholly-owned subsidiary of Scotts Miracle-Gro.  Pursuant to U.S. GAAP, the Company has recorded the warrant as a liability at its estimated fair value.  The derivative warrant liability was re-measured to fair value, on a recurring basis, at the end of each reporting period until it was exercised on November 29, 2016 and the Company issued 21.6 million shares of its common stock to Scotts Miracle-Gro in exchange for $47.8 million.  Upon exercise of the warrant, the Series B Convertible Preferred Stock automatically converted into 2.6 million shares of the Company’s common stock.  The valuation techniques used to determine the fair value of the derivative warrant liability and the terms of the warrant are further explained in Note 1 under the caption “Fair Value of Financial Instruments” and in Note 3.  As of March 31, 2017, the warrant had been exercised and as of March 31, 2016, the estimated fair value of the warrant was $644,000.

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Under the Intellectual Property Sale Agreement the Company received $500,000 cash from Scotts Miracle-Gro and agreed to pay a specified percentage of revenue to Scotts Miracle-Gro for a defined period.  Because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as a liability and is being amortized under the effective interest method.  As of March 31, 2017 and March 31, 2016, the Company recorded a liability of $117,000 and $160,000, respectively, on the balance sheets.

Dividend

On November 29, 2016, the Company’s Board of Directors declared a dividend of $1.21 per share of holders of the Company’s outstanding common stock as of December 20, 2016.  The total amount of the dividend was approximately $40.5 million and was paid on January 3, 2017 out of proceeds from the warrant exercise described above.

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

The Series B Preferred Stock was convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bore a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock did not have a liquidation preference and was entitled to vote on an “as-converted” basis with the common stock.  The stock dividend accrued from day to day and was payable in shares of our common stock within thirty days after the end of each fiscal year end.  The stock dividend was recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheet.  The corresponding charge was recorded below net income to arrive at net income available to common shareholders. The Series B Preferred Stock automatically converted into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and then-outstanding common stock of the Company, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.  By its terms, the Series B Preferred Stock automatically converted into the Company’s common stock on November 29, 2016.

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

Under the Securities Purchase Agreement, the Company’s Board of Directors (the “Board”) is required to consist of five members, which shall be set forth in the Company’s Bylaws.  In addition, Scotts Miracle-Gro is entitled to appoint one member to the Board and have one additional Board observer while the Warrant remains outstanding, pursuant to provision, Scotts Miracle-Gro has appointed Chris J. Hagedorn to the Company’s Board effective as of April 22, 2013.  Upon exercise of the Warrant, Scotts Miracle-Gro was entitled to appoint three of the five members of the Board.

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value.  The derivative warrant liability was re-measured to fair value, on a recurring basis, at the end of each reporting period until it was exercised.  The Company accounted for the warrant as a liability and measured the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant was exercised.  As of March 31, 2017, the warrant had been exercised, and as of March 31, 2016, the fair value of the warrant was $644,000. On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant to purchase 80% of the Company’s outstanding stock, when the derivative warrant liability was extinguished and the Convertible Preferred Stock was converted to common stock.

In conjunction with the Private Offering described above, the Company and Scotts Miracle-Gro also agreed to the following:

Intellectual Property Sale.  The Company also agreed to sell to Scotts Miracle-Gro all intellectual property associated with the Company’s hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of the revenue, and the Company has significant involvement in the generation of the revenue, the excess paid over net book value is classified as a liability and is being amortized under the effective interest method.  As of March 31, 2017 and 2016, $117,000 and $160,000 was recorded as a liability on the balance sheets.

Technology Licensing Agreement.  The Company was granted an exclusive license (the “Technology License”) to use the Hydroponic IP in North America and certain European countries (collectively, the “Company Markets”) in return for a royalty of 2% of annual net sales (the “Royalty”), as determined at the end of each fiscal year.  The Royalty is payable in the Company's common stock at $1.51 per share, the conversion price of the Series B Stock.  As of March 31, 2017 and 2016, the Company has accrued as a liability $472,000 and $393,000, respectively, for the Technology Licensing Agreement.  The accrual is calculated as 2% of the annual net sales and recorded as a liability.  The accrued liability at $1.51 per share is fair valued at period end and recorded as stock dividend to be distributed and amounts to $935,000 and $579,000 of the stock dividend to be distributed as of March 31, 2017 and 2016, respectively.  The initial term of the Technology License is five years, and the Company may renew the Technology License for an additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the Technology Licensing Agreement at the time of renewal.  The Technology License may not be assigned.

Brand License.  The Company and Scotts Miracle-Gro also entered a brand license whereby the Company may use certain of Scotts Miracle-Gro’s trade name, trademark and/or service mark to rebrand the AeroGarden and, with the written consent of Scotts Miracle-Gro, other products in the Company Markets in exchange for the Company’s payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in annual net sales, as compared to net sales during the fiscal year ended March 31, 2013.  Such brand license compensation is payable in the Company’s common stock at $1.51 per share (the conversion price of the Series B Preferred Stock).  The initial term of the brand license will be five years, and the Company may renew the license for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the brand license at the time of renewal.  The brand license may not be assigned.  The brand license may only be terminated by Scotts Miracle-Gro in the event of an uncured default, under the terms of the brand license.  The Brand License Agreement was filed with the SEC on February 17, 2015 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.  The accrual is calculated as 5% of the incremental annual net sales and recorded as a liability.  The accrued liability at $1.51 per share is fair valued at period end and recorded as stock dividend to be distributed and amounts to $1.6 million and $905,000 of the stock dividend to be distributed as of March 31, 2017 and 2016, respectively.

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

For the years ended March 31, 2017 and March 31, 2016, respectively, the Company granted to employees 0, and 212,000 options to purchase the Company’s common stock under the 2005 Plan.  All the options granted during the fiscal year ended March 31, 2016 had an exercise price of $1.55 per share.  As of March 31, 2017, the Company had a total of 175,000 options outstanding with exercise prices ranging from $1.10 to $5.31 per share.  Please refer to the table below.

For the options granted on August 20, 2015, the Company used the following weighted average assumptions:  no dividend yield; expected volatility rates of 103.49%; risk free interest rates of 0.69%, and average life of three years resulting in a value of $0.84 per share granted under the option agreement based on the market value on the date of grant.  As a result of recognizing compensation expense for stock options, the net loss for the years ended March 31, 2017 and March 31, 2016, was increased by $152,000 and $276,000, respectively.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
	Options			Weighted-
	(in thousands)	Low	High	Average
Balances at April 1, 2015	444	$1.01	$5.31	$2.41
Granted	212	1.55	1.55	1.55
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances at March 31, 2016	656	$1.01	$5.31	$2.13
Granted	-	-	-	-
Exercised	(481)	1.01	2.42	1.67
Forfeited	-	-	-	-
Balances at March 31, 2017	175	$1.10	$5.31	$3.50

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2017 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
		Weighted-
		average	Weighted-	Aggregate
		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.10	50	1.00	$1.10	$1
$1.55	11	3.38	$1.55
$2.20	21	1.53	$2.20
$5.31	93	2.35	$5.31
	175	1.94	$3.50	$127

 The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented which was March 31, 2017.

At March 31, 2017, there are no unvested outstanding options to purchase shares of the Company’s common stock and that will result in no additional compensation expense.

We sponsor a defined contribution 401(k) plan adopted in fiscal year 2016, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match a percentage of contributions, up to a stated limit, with all matching contributions being fully vested immediately. Our matching contributions under the 401(k) plan were $31,000 and $25,000 for the fiscal years ended March 31, 2017 and 2016, respectively.

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

Income tax provision consisted of the following:
(in thousands)
	For the Years Ended March 31,
	2017	2016
Current:
Federal	$-	$-
Foreign	-	-
State	1	1
	1	1
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income tax provision	$1	$1

Reconciliation of effective tax rate:
	For the Years Ended March 31,
	2017	2016
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	0.58%	3.83%
FMV excess of conversion price	5.15%	10.16%
Warrants Valuation	-15.35%	28.85%
Fair Value of Dividend-Paid by Stock	-15.10%	-18.65%
Stock Options ISO	-1.03%	-6.54%
Other Permanent items	-0.13%	-0.77%
Change in effective tax rate	-0.19%	1.22%
Other Adjustments	-0.68%	3.52%
Valuation allowance	-6.47%	-55.72%
State NOL Carryforward Reduction	-0.80%	0.00%
NOL Created by Tax Stock Comp	-1.22%	0.00%
Stock-based compensation	1.22%	0.00%
Effective income tax rate	-0.02%	-0.10%

(in thousands)
	As of March 31,
	2017	2016
Non-Current Deferred Tax Assets and Liabilities:
Net Operating Loss	$22,827	$22,696
R & D credit carryforwards	597	597
Intangibles and fixed assets	82	69
Accrued compensation	175	73
Allowance for bad debt	7	5
Reserve for customer returns	64	73
Warranty reserve	46	43
Reserve for obsolete inventory	133	105
Stock-compensation	1,405	1,435
Royalty Payments made with Stock	455	353
Other	44	26
Prepaid expenses	(105)	(47)
Valuation allowance	(25,730)	(25,428)

Non-Current Deferred Tax Assets and Liabilities, Net	$-	$-

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code.  The Company has not prepared an analysis to determine if a change of ownership has occurred.  Such a change of ownership will limit the Company's utilization of its net operating losses.

At March 31, 2017 and March 31, 2016, respectively, approximately $62.2 million and $61.7 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2037.  As of March 31, 2017 approximately $770,000 of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. At March 31, 2017, the total state net operating loss carry-forwards will expire between 2020 through 2037. The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will not be able to realize the benefits of these deductible differences at March 31, 2017.

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements.  As of March 31, 2017, the Company has not recorded a liability for uncertain tax positions.  Included in net deferred tax assets is $597,000 of federal research credits that may offset future taxable income through 2022.  While the Company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the Company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements pursuant to ASC 740.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended March 31, 2013 through the current period.

Note 6 – Related Party Transactions

See Note 2 “Notes Payable and Long Term Debt,” and Note 8 “Stockholders’ Equity” to our financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders.

On July 15, 2016, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  Interest was charged at the stated rate of 10% per annum, but the principal and accrued interest on the Term Loan were repaid in full as of December 31, 2016.   As disclosed above in Note 2 under the caption “Scotts Miracle-Gro Term Loan,” the principal and interest balance of the Term Loan at March 31, 2017, was $0 and was paid in full during December 2016.

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc. Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, and a warrant to purchase shares of the Company’s common stock.  The Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis”, constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned by Scotts Miracle-Gro), as calculated as of the date or dates of exercise.  On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant to purchase 80% of the Company’s outstanding stock.  The Series B Preferred Stock was entitled to vote on an “as-converted” basis with the common stock.  As a result of the above transactions, Scotts Miracle-Gro beneficially owns 80% of our outstanding voting stock and is a related party.

Note 7 – Commitments and Contingencies

We lease an office space in Boulder, Colorado. As of September 30, 2011, the Company executed an amendment to the lease which reduced the square footage and monthly rent and extended the lease term. We lease 9,868 square feet with a current monthly rent of $10,000. We also pay our proportionate share of building taxes, insurance and operating expenses. The lease term was extended to September 30, 2019.  The agreement contains other standard office lease provisions.

In May 2011, the Company reached an agreement with Wildernest Logistics Solutions to provide warehousing, distribution and fulfillment operations, and seed pod kit manufacturing. The agreement calls for a monthly $10,000 facility charge.  The Company has extended its agreement with Wildernest Logistics Solutions effective April 17, 2014 for a two-year term with automatic one-year renewals.

Future cash payments under such agreements for the remaining years are as follows:

Year Ending	Rent
(in thousands)
March 31, 2018	$142
March 31, 2019	146
March 31, 2020	69
$357

Rent expense for the years ended March 31, 2017 and 2016, was $286,000 and $281,000, respectively.

Note 8 – Stockholders’ Equity

Common Stock and Common Stock Warrants

As of March 31, 2017, the Company had 33,477,287 common shares issued and outstanding out of the 750,000,000 shares (par value $0.001 per share) that have been authorized by the Company’s shareholders.

In July 2016, the Company issued 878,362 shares of common stock to SMG Growing Media, Inc. to fulfill the agreement for the technology licensing agreement, brand licensing agreement and dividend payment as further discussed in Note 3 above.  Additionally, in May 2016, the Company issued 196,044 shares of common stock to SMG Growing Media, Inc. to fulfill the interest accrued on the loan agreement from July 2015.  In December 2016, after exercise of the Scotts Miracle-Gro warrant, the Company issued 125,250 shares as a dividend payment as further discussed in Note 3 above.

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

In addition, the Company also issued a warrant to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction (the “Scotts Miracle-Gro Warrant”).  The Scotts Miracle-Gro Warrant entitles, but does not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a “fully diluted basis” (as defined in the Securities Purchase Agreement), constitute 80% of the Company’s outstanding capital stock (when added to all other shares owned by Scotts Miracle-Gro), as calculated as of the date or dates of exercise.  The Scotts Miracle-Gro Warrant can be exercised at any time and from time to time for a period of five years between April 22, 2016 and April 22, 2021 (the third and eighth anniversary of the closing date).  In addition, the Scotts Miracle-Gro Warrant can be exercised in any increment; there is no obligation to exercise the entire Scotts Miracle-Gro Warrant at one time.  On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant to purchase 80% of the Company’s outstanding stock.  For additional details regarding the Scotts Miracle-Gro Warrant, see “Note 3 – Scotts Miracle-Gro Transaction” above.

A summary of the Company’s common stock warrant activity for the period from April 1, 2015 through March 31, 2017 is presented below:

	Warrants	Weighted	Aggregate
	Outstanding (in thousands)	Average Exercise Price	Intrinsic Value
Outstanding, April 1, 2015	567	$9.38	$45
Granted	-	-
Exercised	-	-
Expired	(123)	20.00
Outstanding, March 31, 2016	444	$6.45	$7
Granted	-	-
Exercised	(48)	2.10
Expired	-	-
Outstanding, March 31, 2017	396	$6.97	$2

As of March 31, 2017, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (Yrs)
2	$2.10	1.52
394	$7.00	0.03
396	$6.97	0.04

Preferred Stock and Preferred Stock Warrants

The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $0.001 par value.

As discussed in Note 3, the Company also issued a warrant that entitled, but did not obligate Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding capital stock.  The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value.  The warrant liability was re-measured to fair value at the end of each reporting period until it was exercised in full on November 29, 2016.  For prior periods, the tables above exclude the warrant issued to Scotts Miracle-Gro because the warrant was not issuable in any certain number of shares until it was exercised on November 29, 2016.

Series B Convertible Preferred Stock.  As described in Note 3 above, on April 22, 2013 the Company issued 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share to an affiliate of Scotts Miracle-Gro as part of the Scotts Miracle-Gro Transaction.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  The Series B Preferred Stock was convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Convertible Preferred Stock bore a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  As of March 31, 2017, based on the number of shares issuable to Scotts Miracle-Gro, the Company accrued $49,000 for the stock dividend.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 4 – Scotts Miracle-Gro Transaction” above.  On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant option to purchase 80% of the Company’s outstanding stock and as such the Convertible Preferred Stock was converted to common stock.

As of March 31, 2017 and March 31, 2016, based on the number of shares issuable to Scotts Miracle-Gro the Company has accrued $49,000 and $474,000 for the stock dividend, respectively.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 3 – Scotts Miracle-Gro Transaction” above.

Note 9 – Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting and the perspective of the chief operating decision maker. The company has two reportable segments, Retail Sales and Direct-to-Consumers. The Company evaluates performance based on the primary financial measure of contribution margin (“segment profit”). Segment profit reflects the income or loss from operations before corporate expenses, non-operating income, net interest expense, and income taxes.  The Company doesn’t have an individually identified assets regarding specific segments as all processes to manufacture products are not different based on segment.

	Fiscal Year Ended March 31, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$7,526	$16,083	$-	$23,609
Cost of revenue	4,668	10,376	-	15,044
Gross profit	2,858	5,707	-	8,565
Gross profit percentage	38.0%	35.5%	-	36.3%
Sales and marketing (1)	129	2,714	1,140	3,983
Segment profit	2,729	2,993	(1,140)	4,582
Segment profit percentage	36.3%	18.6%	-	19.4%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Fiscal Year Ended March 31, 2016
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$6,700	$12,912	$-	$19,612
Cost of revenue	4,326	8,292	-	12,618
Gross profit	2,374	4,620	-	6,994
Gross profit percentage	35.4%	35.7%	-	35.7%
Sales and marketing (1)	281	1,806	1,265	3,352
Segment profit	2,093	2,814	(1,265)	3,642
Segment profit percentage	31.2%	21.8%	-	18.6%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Note 10 – Subsequent Events

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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.2	Form of 2007 September Offering Investor Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.3	Form of 2007 September Offering Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed September 5, 2007)

4.4	Form of Credit Card Note (Secured 15% Promissory Note), due November 1, 2012 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed September 18, 2013)

4.5	Form of Warrant Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 23, 2013)

4.6	First Amendment to Form of Warrant Agreement (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 9, 2015)

4.7	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)

4.8	Voting Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 23, 2013)

4.9
Second Amendment to Warrant Agreement by and among SMG Growing Media, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed July 21, 2016)

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

10.8	Warehouse Services Agreement dated April 20, 2011, by and between the Company and Wildernest Logistics Solutions, Inc.

10.9
Third Addendum, effective as of September 30, 2011, to the Lease dated July 27, 2006 by and between the Company, as Tenant, and Pawnee Properties, LLC, as Landlord (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed November 30, 2011)

10.10
Promissory Note, dated as of October 1, 2011, issued by the Company in favor of Pawnee Properties, LLC (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed November 30, 2011)

10.11
Employment Agreement dated March 4, 2012 by and between Company and J. Michael Wolfe, Chief Executive Officer (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed March 6, 2012)

10.12
Employment Agreement dated as of March 4, 2012 by and between the Company and John K. Thompson, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed March 6, 2012)

10.13
Securities Purchase Agreement, by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 23, 2013)

10.14	Indemnification Agreement, by and between the Company and Chris J. Hagedorn, dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 23, 2013)

10.15
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

10.17
Amendment No. 1 to Term Loan and Security Agreement by and among the Company and SMG Growing Media, Inc., dated February 13, 2015 (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.18	Intellectual Property Sale Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.19	Intellectual Property Licensing Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.20	Brand License Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.21	First Amendment to Brand License Agreement (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.22	Brand License Agreement Additional Territory Term Sheet No. 1 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.23	First Amendment to Technology License Agreement (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.24	Technology License Agreement Additional Territory Term Sheet No. 1 (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.25	Supply Chain Services Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.26
Term Loan and Security Agreement by and among AeroGrow and SMG Growing Media, Inc., dated July 15, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 21, 2016)

10.27
First Amendment to Collaboration Services Agreement by and among The Scotts Company LLC, OMS Investments, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 21, 2016)

10.28
First Amendment to Supply Chain Services Agreement The Scotts Company LLC, OMS Investments, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed July 21, 2016)

10.29
Second Amendment to Brand License Agreement, by and among OMS Investments, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed July 21, 2016)

10.30
Second Amendment to Technology  License Agreement by and among OMS Investments, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed July 21, 2016)

10.31	Waiver by and among AeroGrow and SMG Growing Media, Inc., dated July 15, 2016 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed July 21, 2016)

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith