Form 10-Q
period 2017-06-30
AeroGrow International, Inc.
filed 2017-08-14
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company) Emerging growth company ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 7, 2017:  33,477,287

AeroGrow International, Inc.

FORM 10-Q REPORT
June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	June 30, 2017	March 31, 2017
(in thousands, except share and per share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$8,234	$8,804
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $10 and $20 at June 30, 2017 and March 31, 2017, respectively	1,246	2,484
Other receivables	176	258
Inventory	2,964	2,921
Prepaid expenses and other	1,145	511
Total current assets	13,780	14,993
Property and equipment and intangible assets, net of accumulated depreciation of $4,122 and $4,020 at June 30, 2017 and March 31, 2017, respectively	364	415
Other assets
Deposits	110	106
Total assets	$14,254	$15,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,969	$1,853
Accrued expenses	866	1,520
Customer deposits	85	106
Debt associated with sale of intellectual property	107	117
Total current liabilities	3,027	3,596
Long term liabilities
Capital lease liability	17	19
Total liabilities	3,044	3,615
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 750,000,000 shares authorized, 33,477,287 and shares issued and outstanding at June 30, 2017 and March 31, 2017	33	33
Additional paid-in capital	138,757	138,757
Stock dividend to be distributed	2,014	2,595
Accumulated deficit	(129,594)	(129,486)
Total stockholders' equity	11,210	11,899
Total liabilities and stockholders' equity	$14,254	$15,514

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,
	2017	2016
(in thousands, except per share data)
Net revenue	$2,462	$2,156
Cost of revenue	1,640	1,312
Gross profit	822	844

Operating expenses
Research and development	91	101
Sales and marketing	832	832
General and administrative	627	564
Total operating expenses	1,550	1,497

Loss from operations	(728)	(653)

Other income (expense), net
Fair value changes in derivative warrant liability	-	(446)
Other income (expense), net	39	(28)
Total other income (expense) income, net	39	(474)

Net loss	$(689)	$(1,127)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	581	(449)
Net loss attributable to common stockholders	$(108)	$(1,576)

Net loss per common share, basic and diluted	$(0.00)	$(0.20)

Weighted average number of common shares outstanding, basic and diluted	33,477	7,696

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2017	2016
(in thousands)
Cash flows from operating activities:
Net (loss)	$(689)	$(1,127)
Adjustments to reconcile net (loss) to cash provided (used) by operations:
Issuance of common stock and options under equity compensation plans	-	60
Depreciation and amortization expense	102	94
Bad debt (recovery) expense	(10)	(6)
Inventory allowance	(16)	-
Fair value remeasurement of derivative warrant liability	-	446
Accretion of debt associated with sale of intellectual property	(10)	(11)
SMG intellectual property royalty and branding license	-	106
Change in operating assets and liabilities:
Decrease in accounts receivable	1,248	564
Decrease in other receivable	82	84
(Increase) decrease in inventory	(27)	457
(Increase) in prepaid expense and other	(634)	(189)
(Increase) decrease in deposits	(4)	50
Increase (decrease) in accounts payable	116	(192)
(Decrease) in accrued expenses	(654)	(164)
Increase in accrued interest-related party	-	4
(Decrease) in customer deposits	(21)	(107)
Net cash provided (used) by operating activities	(517)	69
Cash flows from investing activities:
Purchases of equipment	(51)	(7)
Net cash (used) by investing activities	(51)	(7)
Cash flows from financing activities:
Repayment of notes payable-related party	-	(1,000)
Repayment of capital lease	(2)	-
Net cash (used) by financing activities	(2)	(1,000)
Net (decrease) in cash	(570)	(938)
Cash, beginning of period	8,804	1,401
Cash, end of period	$8,234	$463

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Three Months Ended June 30, (in thousands)
	2017	2016
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Decrease in liability due to issuance of stock to SMG on notes payable – related party	$-	$297
Fair value of common stock issued for payment of interest on notes payable-related party	$-	$480
Change in fair value of common stock issued for payment of interest on notes payable-related party at issuance	$-	$183
Change in fair value of SMG intellectual property royalty, branding license and interest on notes payable-related party	$570	$(437)
Change in fair value of stock dividends accrued on convertible preferred stock	$11	$(195)

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (collectively, the “Company," “AeroGrow,” “we,” “our” or “us”) was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets nine different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution via online retail outlets and brick and mortar storefronts, catalogue and direct-to-consumer sales primarily in the United States and Canada.

2.    Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation
The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, as filed with the SEC on June 26, 2017.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2017, the results of operations for the three months ended June 30, 2017 and 2016, and the cash flows for the three months ended June 30, 2017 and 2016. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 65.7% of revenues in the fiscal year ended March 31, 2017 (“Fiscal 2017”) occurring in the four consecutive calendar months from October through January.  Furthermore, during the three-month period ended June 30, 2017, the Company has further expanded its distribution channels and invested in necessary overhead in anticipation of the peak sales season.  The balance sheet as of March 31, 2017 is derived from the Company’s audited financial statements.

Liquidity
Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.  We may need to seek additional debt or equity capital, however, to address the seasonal nature of our working capital needs, increase the scale of our business and provide a cash reserve against contingencies.  There can be no assurance we will be able to raise this additional capital.

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

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted into common stock at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Securities not included in the computation of diluted EPS because to do so would have been anti-dilutive were employee stock options to purchase 175,000 shares and warrants to purchase 2,000 shares of common stock for the period ended June 30, 2017 and employee stock options to purchase 656,000 shares and warrants to purchase 3,093,000 shares for the three months ended June 30, 2016.

Concentrations of Risk
ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Cash:
The Company maintains cash depository accounts with financial institutions.  The amount on deposit with several financial institutions exceeded the $250,000 federally insured limit as of June 30, 2017.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:
For the three months ended June 30, 2017 and 2016, one customer, Amazon.com, represented 23.0% and 35.8%, respectively, of the Company’s net revenue.

As of June 30, 2017, the Company had three customers, Amazon.com, Bed, Bath & Beyond and Amazon.ca, that represented 26.5%, 16.3% and 15.8% of the Company’s outstanding accounts receivable, respectively.  As of March 31, 2017, the Company had three customers, Amazon.com, Amazon.uk and Amazon.ca, which represented 33.9%, 14.3% and 11.0%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers:
For the three months ended June 30, 2017, the Company purchased inventories and other inventory-related items from one supplier totaling $1.7 million. For the three months ended June 30, 2016, the Company purchased inventories and other inventory-related items from one supplier totaling $300,000.  The purchase of inventories and other inventory-related items is dependent on timing of purchases for our highly seasonal business and payment terms with our suppliers.

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

The carrying value of financial instruments including cash, receivables and accounts payable and accrued expenses, approximates their fair value at June 30, 2017 and March 31, 2017 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined utilizing Level 3 inputs.  As discussed below in Notes 3 and 4, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of June 30, 2017 and March 31, 2017, the fair value of the Company's sale of the intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  As of June 30, 2017, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis, subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and directly to consumers. Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days, while direct-to-consumer transactions are primarily paid by credit card.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $10,000 and $20,000 at June 30, 2017 and March 31, 2017, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2017 and March 31, 2017, the balance in this reserve account was $176,000 and $258,000, respectively.

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

Advertising expense for the three months ended June 30, 2017 and June 30, 2016, were as follows:

	Three Months Ended June 30, (in thousands)
	2017	2016
Direct-to-consumer	$72	$79
Retail	185	195
Other	$10	$8
Total advertising expense	$267	$282

As of June 30, 2017 and March 31, 2017, the Company deferred $4,000 and $24,000, respectively, related to such media and advertising costs which include the catalogue cost described above.  The costs are included within the “prepaid expenses and other” line of the balance sheet.

Inventory
Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor and manufacturing overhead are included in inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers. Inventory values at June 30, 2017 and March 31, 2017 were as follows:

	June 30,	March 31,
	2017 (in thousands)	2017 (in thousands)
Finished goods	$2,403	$2,274
Raw materials	561	647
	$2,964	$2,921

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2017 and March 31, 2017, the Company had reserved $346,000 and $362,000 for inventory obsolescence, respectively.  The inventory values are shown net of these reserves.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following; (i) a product is shipped under an agreement with a customer; (ii) the risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of June 30, 2017 and March 31, 2017, the Company accrued $202,000 and $304,000, respectively, as an estimate for the foregoing deductions and allowances within the “accrued expenses” line of the balance sheets.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $117,000 and $125,000 as of June 30, 2017 and March 31, 2017, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of June 30, 2017 and March 31, 2017, the Company has recorded a reserve for customer returns of $73,000 and $175,000, respectively.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Compensation Accounting,” which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. Due to the Company’s valuation allowance on its deferred tax assets, no income tax benefit is recognized as a result of the adoption of ASU 2016-09.  There is no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company.  The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures.  We have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year of previously issued ASU 2014-09, “Revenue from Contracts with Customers,” which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019 using one of two prescribed retrospective methods.  Early adoption is permitted but not before annual periods beginning after December 15, 2016.  We have not yet selected a transition method and are currently in the early stages of evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.

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

3.    Notes Payable, Long Term Debt and Current Portion – Long Term Debt

The following are the changes to our Notes Payable, Long Term Debt and Current Portion – Long Term Debt for the periods presented. For a more detailed discussion on our previously outstanding Notes Payable, Long Term Debt and Current Portion – Long Term Debt, refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, as filed with the SEC on June 26, 2017.

As of June 30, 2017 and March 31, 2017, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	June 30, 2017	March 31, 2017
	(in thousands)	(in thousands)
Sale of intellectual property liability (see Note 4)	107	117
Total debt	107	117
Less notes payable and current portion – long term debt	107	117
Long term debt	$-	$-

Liability Associated with Scotts Miracle-Gro Transaction

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of June 30, 2017 and March 31, 2017, a liability of $107,000 and $117,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of June 30, 2017 and March 31, 2017, the accrued liability for the Technology Licensing Agreement at $1.51 per share is fair valued at period end and recorded as stock dividend to be distributed and amounts to $725,000 and $935,000, respectively.  The accrued liability for the Brand License Agreement at $1.51 per share is fair valued at period end and recorded as stock dividend to be distributed and amounts to $1.3 million and $1.6 million of the stock dividend to be distributed as of June 30, 2017 and March 31, 2017, respectively.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds to the Company totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to Main Power, a former supplier.   The Company used the remaining net proceeds for working capital and general corporate purposes.  On November 29, 2016 Scotts Miracle-Gro fully exercised the Warrant and upon exercise of the Warrant the Series B Preferred Stock converted into shares of common stock.

The Series B Preferred Stock was convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bore a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock did not have a liquidation preference and was entitled to vote on an “as-converted” basis with the common stock.  The stock dividend accrued from day to day and was payable in shares of our common stock within thirty days after the end of each fiscal year end.  The stock dividend was recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheet.  The corresponding charge was recorded below net income to arrive at net income available to common shareholders. The Series B Preferred Stock automatically converted into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and then-outstanding common stock of the Company, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.  By its terms, the Series B Preferred Stock automatically converted into the Company’s common stock on November 29, 2016, when Scotts Miracle-Gro exercised the Warrant.

Upon demand by Scotts Miracle-Gro, the Company must use its best efforts to file a Registration Statement on Form S-3, or, if the Company is not eligible for Form S-3, on Form S-1 (collectively, the “Registration Statement”), covering the shares of the Company’s common stock covered by the Preferred Stock and the Warrant, within 120 calendar days after receipt of Scotts Miracle-Gro’s demand for registration and shall use its best efforts to cause the Registration Statement to become effective as soon as possible thereafter.

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value.  The derivative warrant liability was re-measured to fair value, on a recurring basis, at the end of each reporting period until it was exercised.  The Company accounted for the warrant as a liability and measured the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant was exercised.  As of June 30, 2017 and March 31, 2017, the warrant had been exercised, and the fair value of the warrant was $0. On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant to purchase 80% of the Company’s outstanding stock, when the derivative warrant liability was extinguished and the Convertible Preferred Stock was converted to common stock.

In conjunction with the private offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  For more details regarding these agreements, please refer to Note 3 “Scotts Miracle-Gro Transactions” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on June 26, 2017.

5.    Equity Compensation Plans and Employee Benefit Plans

For the three months ended June 30, 2017 and June 30, 2016, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan until a new plan is adopted.

During the three months ended June 30, 2017 and June 30, 2016, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of June 30, 2017, the Company had no unvested outstanding options to purchase shares of the Company’s common stock and that will result in no additional compensation expense

Information regarding all stock options outstanding under the 2005 Plan as of June 30, 2017 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
		Weighted-
		average	Weighted-	Aggregate
		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.10	50	0.75	$1.10
$1.55	11	3.13	$1.55
$2.20	21	1.29	$2.20
$5.31	93	2.10	$5.31
	175	1.69	$3.50	$72

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was June 30, 2017.

6.    Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2017 and March 31, 2017, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2017, as filed with the SEC on June 26, 2017 for a detailed discussion of related party transactions.

8.    Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2017 through June 30, 2017 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, April 1, 2017	396	$6.97	$2
Granted	-	-
Exercised	-	-
Expired	(394)	7.00
Outstanding, June 30, 2017	2	$2.10	$2

As of June 30, 2017, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (years)
2	$2.10	1.27
2	$2.10	1.27

Preferred Stock and Preferred Stock Warrants

As discussed in Note 4 above, the Series B Preferred Stock was converted into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share) on November 29, 2016, concurrently with Scotts Miracle-Gro’s exercise of its Warrant. The Series B Convertible Preferred Stock bore a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  As of June 30, 2017, based on the number of shares issuable to Scotts Miracle-Gro the Company has accrued $38,000 for the stock dividend.  For additional details regarding the initial issuance of the Series B Convertible Preferred Stock and Warrant in March 2013 and the November 2016 conversation/exercise of the Series B Preferred Stock and Warrant, see “Note 4 – Scotts Miracle-Gro Transaction” above.

9.    Segment Information

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

	Fiscal Year Ended June 30, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,425	$1,037	$-	$2,462
Cost of revenue	936	704	-	1,640
Gross profit	489	333	-	822
Gross profit percentage	34.3%	32.1%	-	33.4%
Sales and marketing (1)	20	251	69	340
Segment profit	469	82	(69)	482
Segment profit percentage	32.9%	7.9%	-	19.6%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Fiscal Year Ended June 30, 2016
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,142	$1,014	$-	$2,156
Cost of revenue	698	614	-	1,312
Gross profit	444	400	-	844
Gross profit percentage	38.9%	39.4%	-	39.1%
Sales and marketing (1)	19	230	55	344
Segment profit	425	170	(55)	504
Segment profit percentage	37.2%	16.8%	-	23.4%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

10.    Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2017 and June 30, 2016.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us,”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2017.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Pursuant to the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, as amended, the strategic alliance affords us the use of the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We used our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels.

Results of Operations

Three Months Ended June 30, 2017 and June 30, 2016

Summary
For the three months ended June 30, 2017, we generated $2.5 million of total revenue, an increase of 14.2%, or $307,000, relative to the same period in the prior year.  Retail sales increased by 2.8% to $974,000 primarily due to the continued sales into the housewares channel and growing enthusiasm about new gardens that were first introduced in the prior year.  Direct-to-consumer sales increased 24.8%, to $1.4 million, reflecting increased visibility and continued momentum from our general advertising and marketing campaign.

For the three months ended June 30, 2017, total dollar sales AeroGarden units increased by 22.7% from the prior year period and seed pod kit and accessory sales increased by 6.2% over prior year period.  AeroGarden sales represented 67.1% of total revenue, as compared to 62.5% in the prior year period.  This percentage increase, on a product line basis, was attributable to growth in the direct-to-consumer channel which typically results in new customers purchasing AeroGardens before seed pod kit and accessories.   Sales of seed pod kits increased from 37,000 to 46,000 units, primarily as a result of the increased size of our active customer database as new customers entered the AeroGrow franchise.

The Company continues to spend advertising dollars in efforts to strategically build market awareness based on effectiveness of initiatives implemented in the prior year. For Fiscal 2018, we intend to expand consumer awareness of the AeroGrow brand and product line.  As a result, during the three months ended June 30, 2017, we incurred $267,000 of advertising expenses to support our direct-to-consumer and retail channels, a $15,000 or 5.4% year-over-year decrease compared to the same period in Fiscal 2017. These expenditures were divided as follows:

•
Direct-to-consumer advertising decreased $7,000 to $72,000 during the three months ended June 30, 2017.  The decrease is negligible compared to the prior year and only reflects reallocation of specific pay-per-click advertising geared toward the direct-to-consumer customer base and direct advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $20.13 for the three months ended June 30, 2017, as compared to $14.42 for the same period in Fiscal 2017.

•
Retail advertising decreased to $185,000 from $195,000 for the three months ended June 30, 2017, as the Company continues to invest in driving product awareness through: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts, including catalogs and email campaigns; and (iii) web-based advertising programs (e.g. including retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

Our gross profit for the three months ended June 30, 2017 was 33.4%, down from 39.1% in the prior year period, primarily due to changes in customer and product mix and additional costs related to our in-store customers, including in-store sales tests.  We also incurred one-time fees in establishing new customers and additional shipping costs for international and direct-to-consumer sales.

In aggregate, our total operating expenses increased 3.6%, or $54,000, year-over-year, principally because we spent more in anticipation of future growth.  Gross spending increased in the following areas:

•	a $63,000 increase in personnel expenses as we align on growth opportunities within the Company;
•	a $22,000 increase in general office supplies and equipment;
•	a $14,000 increase in general sales and marketing costs to promote the retail sales channel.

These increases were partially offset by decreases of $42,000 in a variety of other areas, including reimbursable consulting fees based on agreements with Scotts Miracle-Gro which began in July 2016.  As a result of efforts to drive growth and increase sales, our operating loss was $728,000 for the three months ended June 30, 2017, as compared to an operating loss of $653,000 in the prior year period.

Net other income for the three months ended June 30, 2017 totaled $39,000, as compared to net other expense of $474,000 in the prior year period.  The current year other income is attributable to interest income, other income from consulting related revenue, and foreign exchange gains.  In the prior year period, net other expense was primarily attributable to non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

Net loss for the three months ended June 30, 2017 was $689,000, as compared to the $1.1 million loss a year earlier.  The net loss reflected the increased sales revenue, decreased operating expenses as a percentage of revenue and the elimination of fair value changes associated with the Scotts Miracle-Gro warrant liability offset by decreases in margins.

The following table sets forth, as a percentage of sales, our financial results for the three months ended June 30, 2017 and the three months ended June 30, 2016:

	Three Months Ended June 30,
	2017	2016
Net revenue
Direct-to-consumer	57.9%	53.0%
Retail	39.6%	44.0%
International	2.5%	3.0%
Total net revenue	100.0%	100.0%

Cost of revenue	66.6%	60.9%
Gross profit	33.4%	39.1%

Operating expenses
Research and development	3.7%	4.7%
Sales and marketing	33.8%	38.6%
General and administrative	25.5%	26.2%
Total operating expenses	63.0%	69.4%
Loss from operations	(29.6)%	(30.3)%

Revenue
For the three months ended June 30, 2017, revenue totaled $2.5 million, a year-over-year increase of 14.2% or $307,000, from the three months ended June 30, 2016.

	Three Months Ended June 30, (in thousands)
	2017	2016
Net revenue
Direct-to-consumer	$1,425	$1,142
Retail	974	948
International	63	66
Total	$2,462	$2,156

Direct-to-consumer sales for the three months ended June 30, 2017 totaled $1.4 million, an increase of $283,000, or 24.8%, from the prior year period.  This increase was caused by pricing strategies to drive direct-to-consumer sales during our non-peak season, follow-on direct sales to customers that have previously purchased an AeroGarden, and continued momentum from general brand awareness campaigns.

Sales to retailer customers for the three months ended June 30, 2017 totaled $974,000, up $26,000, or 2.8%, principally reflecting relatively small organic growth in our existing retail accounts and tests of several other retail accounts.  International sales remained consistent at $63,000 in comparison to sales testing in Europe in the prior year as we continue to understand the trends that impact the international market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2017 and June 30, 2016 is as follows:

	Three Months Ended June 30, (in thousands)
	2017	2016
Product revenue
AeroGardens	$1,652	$1,347
Seed pod kits and accessories	829	780
Discounts, allowances and other	(19)	29
Total	$2,462	$2,156
% of total revenue
AeroGardens	67.1%	62.5%
Seed pod kits and accessories	33.7%	36.2%
Discounts, allowances and other	(0.8)%	1.3%
Total	100.0%	100.0%

AeroGarden sales increased $305,000, or 22.7%, from the prior year period, reflecting increased sales of gardens, primarily in our Direct-to-Consumer channel.  The increase in seed pod kit and accessory sales, which increased by $49,000, or 6.2%, principally reflects the prior period focus on acquiring new AeroGarden customers, who have historically purchased seed pod kits and accessories after purchasing and using new AeroGardens, partially offset by a decrease in light bulb sales as the demand for AeroGardens with LED lighting increases.  For the three months ended June 30, 2017, sales of seed pod kits and accessories represented 33.7% of total revenue, as compared to 36.2% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of total revenue to (0.8)% from 1.3% in the prior year period, primarily due to increases in revenue deductions for sales allowances and discounts for in-store retail accounts.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2017 totaled $1.6 million, an increase of $328,000, or 25.0%, from the three months ended June 30, 2016.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 66.6% of revenue as compared to 60.9% for the quarter ended June 30, 2016.  The increase in costs as a percent of revenue reflected to more aggressive pricing with specific customers, test marketing with several new retailers, and one-time costs for product adjustments and shipping internationally.

Gross Profit
Our gross profit varies based upon the factors impacting net revenue and cost of revenue, as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  The gross profit for the quarter ended June 30, 2017 was 33.4% as compared to 39.1% for the quarter ended June 30, 2016.  The decrease in our gross profit was primarily attributable to the increased pricing pressure in our direct-to-consumer channel, customer and product mix and introduction of our product into new stores.  Additionally, during the quarter we experienced higher costs as compared to the prior year for returns and allowances less adjustments provided to in-store retailers, one-time fees related to establishing new customers, additional shipping costs for international and direct-to-consumer channels.

Research and Development
Research and development costs for the quarter ended June 30, 2017 totaled $91,000, a decrease of $10,000 from the quarter ended June 30, 2016, primarily due to increased reimbursements of research and development expenses by Scotts Miracle-Gro.  Our research and development spending actually increased by $44,000 for the quarter ended June 30, 2017, particularly related to design and consulting service expenses for market research and new product development and testing, but were offset by $53,000 of consulting fee reimbursements.

Sales and Marketing
Sales and marketing costs for the three months ended June 30, 2017 totaled $832,000, relatively flat with the prior year period.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended June 30, (in thousands)
	2017	2016
Advertising	$267	$282
Personnel	429	408
Sales commissions	(17)	4
Market Research	7	1
Travel	45	51
Media production and promotional products	3	7
Quality control and processing fees	29	24
Other	69	55
	$832	$832

Advertising expense is composed primarily of catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  Total advertising expense was $267,000 for the quarter ended June 30, 2017, a year-over-year change of (5.4)%, or $15,000, primarily because we are cautiously spending on promotional programs within our retail channel, while maintaining catalogues, email campaigns, and web-based advertising programs for our houseware customers.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2017, personnel costs for sales and marketing were $429,000, up $21,000 or 5.1% from the three months ended June 30, 2016.   The increase reflected changes in departmental incentive programs, specifically for bonuses and increased employee benefits and salaries.

Other marketing expenses increased year-over-year as we continue to grow our business and increase market research and other programs, including increased travel.

General and Administrative
General and administrative costs for the three months ended June 30, 2017 totaled $627,000, as compared to $564,000 for the three months ended June 30, 2016, an increase of 11.1%, or $63,000. The increase was attributable to web hosting, electronic data processing, network consulting fees and depreciation expenses.

Operating Loss
Our operating loss for the three months ended June 30, 2017 was $728,000, an increase of $75,000 over the $653,000 operating loss for the three months ended June 30, 2016.  The increased operating loss was attributable to decreased margins, several promotional events, incentive pricing strategies for direct-to-consumer sales, and retailer test pricing programs.

Net Income and Loss
For the three months ended June 30, 2017, we recorded a net loss of $689,000, a $437,000 improvement over the $1.1 million net loss for the three months ended June 30, 2016.  The decrease in the net loss reflected the change in fair value on the Scotts Miracle-Gro warrant liability.

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

As a result, we divide our business into two reportable segments: Direct-to-Consumer and Retail. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.  The Company evaluates performance based on the primary financial measure of contribution margin (“segment profit”). Segment profit reflects the income or loss from operations before corporate expenses, non-operating income, net interest expense, and income taxes.

	Fiscal Year Ended June 30, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,425	$1,037	$-	$2,462
Cost of revenue	936	704	-	1,640
Gross profit	489	333	-	822
Gross profit percentage	34.3%	32.1%	-	33.4%
Sales and marketing (1)	20	251	69	340
Segment profit	469	82	(69)	482
Segment profit percentage	32.9%	7.9%	-	19.6%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Fiscal Year Ended June 30, 2016
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,142	$1,014	$-	$2,156
Cost of revenue	698	614	-	1,312
Gross profit	444	400	-	844
Gross profit percentage	38.9%	39.4%	-	39.1%
Sales and marketing (1)	19	230	55	344
Segment profit	425	170	(55)	504
Segment profit percentage	37.2%	16.8%	-	23.4%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, net cash used by operating activities totaled $517,000 for the three months ended June 30, 2017, as compared to cash provided of $69,000 for the three months ended June 30, 2016.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt allowances, and change in fair value of Scotts Miracle-Gro warrant liability, totaled to a net loss of $214,000 for the three months ended June 30, 2017, as compared to a net loss of $689,000 in the prior year period.  The increase principally reflected non-cash charges arising from the change in fair value on the warrant liability in the prior year and the additional non-cash compensation expenses.

Changes in current assets provided net cash of $649,000 during the three months ended June 30, 2017, principally from decreases in accounts receivable, as we moved away from our peak season, partially offset by increases in prepaid assets, inventory and deposit balances.

As of June 30, 2017, the total inventory balance was $3.0 million, representing approximately 70 days of sales activity, and 164 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended June 30, 2017, respectively.  The three months’ days in inventory calculation is based on the three months of sales activity and can be greatly impacted by the seasonality of our sales, which are at their highest level during our quarter ending December 31.  The twelve months’ days in inventory calculation is based on the twelve months of sales activity and is less impacted by the seasonality of our sales.

Current operating liabilities decreased $689,000 during the three months ended June 30, 2017, principally because of a decrease in all operating liability accounts.  Accounts payable as of June 30, 2017 totaled $2.0 million, representing approximately 30 days of daily expense activity, and 56 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended June 30, 2017, respectively.

Net investment activity used $51,000 of cash in the current year period, principally because of purchases of equipment.

Cash
As of June 30, 2017, we had a cash balance of $8.2 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $8.8 million as of March 31, 2017, of which $15,000 was restricted.

Borrowing Agreements
As of June 30, 2017 and March 31, 2017, we have no outstanding long-term debt.

Cash Requirements

We generally require cash to:

·	fund our operations and working capital requirements,
·	develop and execute our product development and market introduction plans,
·	execute our sales and marketing plans,
·	fund research and development efforts, and
·	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

·	our cash of $8.2 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 30, 2017,
·	our cash of $6.0 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of August 4, 2017,
·	continued support of, and extensions of credit by, our suppliers and lenders,
·	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
·	the level of spending necessary to support our planned initiatives, and
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

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

·	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer,
·	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
·	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations,
·	the seasonality of our business, in which we have historically experienced higher sales volume in the four-month period from October through January,
·	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China,
·	the success of the Scotts Miracle-Gro relationship, and
·	uncertainty of appropriate exit strategies with retail customers regardless of the contractual obligations.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2017.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should also carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2017, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

AeroGrow International, Inc.

Date: August 14, 2017	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 14, 2017	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)