Form 10-Q
period 2017-09-30
AeroGrow International, Inc.
filed 2017-11-13
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of issuer's common stock outstanding as of November 6, 2017:  34,328,036

AeroGrow International, Inc.

FORM 10-Q REPORT
September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2017	March 31, 2017
(in thousands, except share and per share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$1,420	$8,804
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $58 and $20 at September 30, 2017 and March 31, 2017, respectively	5,838	2,484
Other receivables	111	258
Inventory, net	8,381	2,921
Prepaid expenses and other	1,494	511
Total current assets	17,259	14,993
Property and equipment and intangible assets, net of accumulated depreciation of $4,219 and $4,020 at September 30, 2017 and March 31, 2017, respectively	313	415
Other assets
Deposits	110	106
Total assets	$17,682	$15,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,954	$1,853
Accrued expenses	2,181	1,520
Customer deposits	60	106
Debt associated with sale of intellectual property	98	117
Total current liabilities	5,293	3,596
Long term liabilities
Capital lease liability	15	19
Total liabilities	5,308	3,615
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 and 33,477,287, shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	34	33
Additional paid-in capital	140,817	138,757
Stock dividend to be distributed for Scotts Miracle-Gro transactions	-	2,595
Accumulated deficit	(128,477)	(129,486)
Total stockholders' equity	12,374	11,899
Total liabilities and stockholders' equity	$17,682	$15,514

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net revenue	$5,741	$2,242	$8,204	$4,398
Cost of revenue	4,079	1,551	5,720	2,863
Gross profit	1,662	691	2,484	1,535

Operating expenses
Research and development	141	114	233	211
Sales and marketing	1,012	729	1,844	1,549
General and administrative	638	475	1,265	1,055
Total operating expenses	1,791	1,318	3,342	2,815

(Loss) from operations	(129)	(627)	(858)	(1,280)

Other income (expense), net
Fair value changes in derivative warrant liability	-	(458)	-	(903)
Interest expense – related party	-	(27)	(1)	(31)
Other income (expense)	8	(16)	48	(41)
Total other income (expense), net	8	(501)	47	(975)

Net loss	$(121)	$(1,128)	$(811)	$(2,255)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	(47)	(317)	534	(767)
Net loss attributable to common stockholders	$(168)	$(1,445)	$(277)	$(3,022)
Net loss per share, basic and diluted	$(0.00)	$(0.17)	$(0.01)	$(0.37)

Weighted average number of common shares outstanding, basic and diluted	34,041	8,576	33,761	8,138

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2017	2016
(in thousands)
Cash flows from operating activities:
Net (loss)	$(811)	$(2,255)
Adjustments to reconcile net (loss) to cash used by operations:
Issuance of common stock and options under equity compensation plans	-	92
Depreciation and amortization expense	180	185
Bad debt (recovery) expense	39	3
Inventory allowance	(76)	-
Fair value remeasurement of derivative warrant liability	-	903
Accretion of debt associated with sale of intellectual property	(19)	(22)
Loss on write-off of assets	19	-
SMG intellectual property royalty and branding license	-	217
Change in operating assets and liabilities:
(Increase) in accounts receivable	(3,393)	(201)
Decrease in other receivable	147	147
(Increase) in inventory	(5,384)	(2,361)
(Increase) in prepaid expense and other	(983)	(752)
(Increase) decrease in deposits	(4)	50
Increase in accounts payable	2,387	1,589
Increase (decrease) in accrued expenses	661	(114)
Increase in accrued interest-related party	-	13
(Decrease) in customer deposits	(46)	(157)
Net cash used by operating activities	$(7,283)	$(2,663)
Cash flows from investing activities:
Purchases of equipment	(97)	(88)
Net cash (used) by investing activities	$(97)	$(88)
Cash flows from financing activities:
Proceeds from notes payable-related party	-	2,750
Repayment of notes payable-related party	-	(1,000)
Repayment of capital lease	(4)	(1)
Net cash (used) provided by financing activities	$(4)	$1,749
Net (decrease) in cash	(7,384)	(1,002)
Cash, cash equivalents and restricted cash, beginning of period	8,819	1,416
Cash, cash equivalents and restricted cash, end of period	$1,435	$414

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page
	Six months ended September 30, (in thousands)
	2017	2016
Cash paid during the year for:
Interest	$-	$18
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through capital lease	$-	$22
Decrease in liability due to issuance of stock to SMG on notes payable – related party	$-	$297
Fair value of common stock issued for payment of interest on notes payable-related party	-	480
Change in fair value of common stock issued for payment of interest on notes payable-related party at issuance	-	183
Change in fair value of SMG intellectual property royalty, branding license and interest on notes payable-related party	$485	$(946)
Change in fair value of stock dividends for common stock issued on convertible preferred stock	-	530
Change in fair value of stock dividends accrued on convertible preferred stock	$49	$(534)
Decrease in liability due to issuance of stock to SMG for intellectual property and branding license	$1,286	$1,006

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     Description of the Business

AeroGrow International, Inc. (collectively, the "Company," "AeroGrow," "we," "our," or "us") was formed as a Nevada corporation on March 25, 2002. The Company's principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets nine different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels, including retail distribution via online retail outlets and brick-and-mortar storefronts, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe.

2.     Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation
The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for annual audited financial statements and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2017, as filed with the SEC on June 26, 2017.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2017, the results of operations for the three and six months ended September 30, 2017 and 2016, and the cash flows for the six months ended September 30, 2017 and 2016. The results of operations for the three and six months ended September 30, 2017 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company's business is highly seasonal, with approximately 65.7% of revenues in the fiscal year ended March 31, 2017 ("Fiscal 2017") occurring in the four consecutive calendar months from October through January.  Furthermore, during the six-month period ended September 30, 2017, the Company has further expanded its distribution channels and invested in necessary overhead in anticipation of the peak sales season.  The balance sheet as of March 31, 2017 is derived from the Company's audited financial statements.

Liquidity
Sources of funding to meet prospective cash requirements include the Company's existing cash balances, cash flow from operations, and borrowings under the Company's debt arrangements.  We may need to seek additional debt or equity capital, however, to address the seasonal nature of our working capital needs, increase the scale of our business and provide a cash reserve against contingencies.  There can be no assurance we will be able to raise this additional capital.  See Note 10 for subsequent events.

On September 13, 2017, the Company entered into a Term Loan Agreement in the principal amount of up to $2.0 million with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, "SMG" or "Scotts Miracle-Gro").  See Note 3 "Notes Payable, Long Term Debt and Current Portion – Long Term Debt" below.

Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company's estimates could occur in the near term as additional or new information becomes available.

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification ("ASC") 260.  ASC 260 requires companies to present basic and diluted earnings per share ("EPS").  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Securities are not included in the computation of EPS because to do so would have been anti-dilutive were employee stock options to purchase 175,000 shares and warrants to purchase 2,000 shares of common stock for the period ended September 30, 2017 and employee stock options to purchase 656,000 shares and warrants to purchase 3,093,000 shares for the three months ended September 30, 2016.

Concentrations of Risk
ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Cash:
The Company maintains cash depository accounts with financial institutions.  The amount on deposit with several financial institutions exceeded the $250,000 federally insured limit as of September 30, 2017.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:
For the three months ended September 30, 2017, the Company had four customers, Bed, Bath & Beyond, Amazon.ca, Macy's and Kohl's, which represented 25.8%, 22.5%, 12.5% and 11.0% of net revenue, respectively.  For the three months ended September 30, 2016, the Company had three customers, Amazon.com, Sur La Table and Ace Hardware, which represented 33.3%, 20.1% and 16.8% of the Company's net revenue, respectively. For the six months ended September 30, 2017, the Company had three customers, Bed, Bath & Beyond, Amazon.ca and Amazon.com, which represented 18.1%, 17.5% and 12.0% of the Company's net revenue. For the six months ended September 30, 2016, the Company had had one customer, Amazon.com that represented 34.6% of the Company's net revenue.

As of September 30, 2017, the Company had four customers, Bed, Bath & Beyond, Amazon.ca, Macy's and Kohl's that represented 29.3%, 26.3%, 12.3% and 11.2%, respectively, of the Company's outstanding accounts receivable.  As of March 31, 2017, the Company had three customers, Amazon.com, Amazon.uk and Amazon.ca, which represented 33.9%, 14.3% and 11.0%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers:
For the three months ended September 30, 2017, the Company purchased $7.6 million of inventories and other inventory-related items from two suppliers, as we increase inventory levels for the holiday season. For the three months ended September 30, 2016, the Company purchased $3.6 million of inventories and other inventory-related items from four suppliers. For the six months ended September 30, 2017, the Company purchased $8.8 million of inventories and other inventory-related items from one supplier. For the six months ended September 30, 2016, the Company purchased $4.1 million of inventories and other inventory-related items from one supplier.  The purchase of inventories and other inventory-related items is dependent on timing of purchases for our highly seasonal business and payment terms with our suppliers.

The Company's primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation/shipping, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, the risk of an interruption in product sourcing could have an adverse impact on operations.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), as it relates to the fair value of its financial assets and liabilities. ASC 820 provides for a standard definition of fair value to be used in new and existing pronouncements. This guidance requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet at fair value. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

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

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2017 and March 31, 2017 due to the relatively short-term nature of these instruments.
The Company's intellectual property liability carrying value was determined by Level 3 inputs.  As discussed below in Notes 3 and 4, each of these liabilities was incurred in conjunction with the Company's strategic alliance with Scotts Miracle-Gro.  As of September 30, 2017 and March 31, 2017, the fair value of the Company's note payable and sale of intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  As of September 30, 2017, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition, except for the derivative warrant liability.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and directly to consumers. Direct-to-consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $58,000 and $20,000 at September 30, 2017 and March 31, 2017, respectively.

Other Receivables
In conjunction with the Company's processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company's performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company's credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of September 30, 2017 and March 31, 2017, the balance in this reserve account was $111,000 and $258,000, respectively.

Advertising and Production Costs
The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  In contrast, the Company records media and marketing costs related to its direct-to-consumer advertisements, inclusive of related postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20 Capitalized Advertising Costs.  As prescribed by ASC 340-20-25, direct-to-consumer advertising costs incurred are reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has continued to expand its retail distribution channel, the Company has expanded its advertising to include online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expense for the three and six months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, (in thousands)		Six Months Ended September 30, (in thousands)
	2017	2016	2017	2016
Direct-to-consumer	$50	$36	$121	$115
Retail	115	107	301	302
Other	9	7	19	15
Total advertising expense	$174	$150	$441	$432

As of September 30, 2017 and March 31, 2017, the Company deferred $1,000 and $24,000, respectively, related to such media and advertising costs, including the catalogue cost described above.  The costs are included in the prepaid expenses and other line of the condensed balance sheets.

Inventory
Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor, and manufacturing overhead are included in inventory costs. The Company records raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ASC 330 Inventory Pricing.  A majority of the Company's products are manufactured overseas and are recorded at standard cost which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.  Inventory values at September 30, 2017 and March 31, 2017 were as follows:

	September 30,	March 31,
	2017 (in thousands)	2017 (in thousands)
Finished goods	$7,413	$2,274
Raw materials	968	647
	$8,381	$2,921

The Company determines an inventory obsolescence reserve based on management's historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2017 and March 31, 2017, the Company had reserved $286,000 and $362,000 for inventory obsolescence, respectively.  The inventory values are shown net of these reserves.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following; (i) a product is shipped under an agreement with a customer; (ii) the risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of September 30, 2017 and March 31, 2017, the Company had accrued $634,000 and $304,000, respectively, as an estimate for the foregoing deductions and allowances within the "accrued expenses" line of the balance sheets.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company's warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company's warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $116,000 and $125,000 as of September 30, 2017 and March 31, 2017, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of September 30, 2017 and March 31, 2017, the Company has recorded a reserve for customer returns of $183,000 and $175,000, respectively.

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

Recently Issued Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, "Statement of Cash Flows."  The new guidance will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company early adopted this new guidance in the first quarter of fiscal year 2018 and the adoption did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Compensation Accounting," which requires excess tax benefits to be recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. Due to the Company's valuation allowance on its deferred tax assets, no income tax benefit is recognized as a result of the adoption of ASU 2016-09.  There is no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company.  The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures.  We have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

In February 2016, the FASB issued ASU 2016-02, "Leases." The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized and a current and long-term liability recorded in the Company's financial statements.

In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year of previously issued ASU 2014-09, "Revenue from Contracts with Customers," which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2019 using one of two prescribed retrospective methods.  Early adoption is permitted but not before annual periods beginning after December 15, 2016.  We anticipate we will adopt the full retrospective transition method and are currently evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." Under this ASU, inventory will be measured at the "lower of cost and net realizable value" and alternatives that currently exist for "market value" will be eliminated. The ASU defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management early adopted ASU 2015-11 and noted no material impact on the Company's financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU did not have a material impact on the Company's financial statements.

3.     Notes Payable, Long Term Debt and Current Portion – Long Term Debt

For a detailed discussion on our previously outstanding Notes Payable, Long Term Debt and Current Portion – Long Term Debt, refer to the Company's Annual Report on Form 10-K for the year ended March 31, 2017, as filed with the SEC on June 26, 2017.  The following are the changes to our Notes Payable, Long Term Debt and Current Portion – Long Term Debt for the periods presented.

As of September 30, 2017 and March 31, 2017, the outstanding balance of the Company's notes payable and debt, including accrued interest, is as follows:

	September 30, 2017 (in thousands)	March 31, 2017 (in thousands)
Sale of intellectual property liability (see Note 4)	98	117
Total debt	98	117
Less current portion – long term debt	98	117
Long term debt	$-	$-

Scotts Miracle-Gro Term Loan

On September 13, 2017, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro ("SMG Term Loan").  The proceeds will be made available as needed in increments of $500,000 not to exceed $2.0 million with a due date of March 30, 2018.  The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum, but will be paid quarterly in arrears in cash at the end of each September, December and March.  The Term Loan may be prepaid from time to time, in whole or in part, in an amount greater than or equal to $250,000, without penalty or premium.  Amounts repaid or prepaid in respect of the Term Loan may not be reborrowed.  The Term Loan Agreement was filed as an exhibit to a Current Report on Form 8-K filed with the SEC on September 26, 2017.  As of September 30, 2017, the Company had not borrowed any funds under the Term Loan.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company and Scotts Miracle-Gro agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of September 30, 2017 and March 31, 2017, a liability of $98,000 and $117,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of September 30, 2017 and March 31, 2017, the accrued liability for shares to be distributed at $1.51 per share: (i) the Technology Licensing Agreement was at $0 and $935,000, respectively; (ii) the Brand License Agreement at $0 and $1.6 million, respectively.  Accrued liabilities for the Technology Licensing Agreement and Brand License Agreement were recorded as a stock dividend to be distributed at period end, based on a value of $1.51 per share.  However, the Scotts Miracle-Gro and the Company settled their respective obligations under the Technology Licensing Agreement and Brand License Agreement in August 2017 and no further liabilities will be accrued that require shares to be distributed or a periodic fair value calculation to occur.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: "SMG"), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company's Series B Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") and (ii) a warrant to purchase shares of the Company's common stock (the "Warrant," as described in greater detail below) for an aggregate purchase price of $4.0 million.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor's Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  After deducting offering expenses, including commissions and expenses paid to the Company's advisor, net cash proceeds totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay "in full" (with concessions) the Promissory Note due to a former supplier.   The Company used the remaining net proceeds for working capital and general corporate purposes.  On November 29, 2016 Scotts Miracle-Gro fully exercised the Warrant and upon exercise of the Warrant the Series B Preferred Stock converted into shares of common stock.

The Series B Preferred Stock was convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bore a cumulative annual dividend of 8.0%, payable in shares of the Company's common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock did not have a liquidation preference and was entitled to vote on an "as-converted" basis with the common stock.  The stock dividend accrued from day to day and was payable in shares of our common stock within thirty days after the end of each fiscal year end.  The stock dividend was recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheet.  The corresponding charge was recorded below net income to arrive at net income available to common shareholders.  The Series B Preferred Stock automatically converted into the Company's common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and then-outstanding common stock of the Company, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.  By its terms, the Series B Preferred Stock automatically converted into the Company's common stock on November 29, 2016, when Scotts Miracle-Gro exercised the Warrant.  In addition, all shares related to this agreement were settled in the issuance in August 2017 and no accrual remains as of September 30, 2017 for the stock dividend.

Upon demand by Scotts Miracle-Gro, the Company must use its best efforts to file a Registration Statement on Form S-3, or, if the Company is not eligible for Form S-3, on Form S-1 (collectively, the "Registration Statement"), covering the shares of the Company's common stock issued upon conversion/exercise of the Preferred Stock and the Warrant, within 120 calendar days after receipt of Scotts Miracle-Gro's demand for registration and shall use its best efforts to cause the Registration Statement to become effective as soon as possible thereafter.

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value. The derivative warrant liability was re-measured to fair value, on a recurring basis, at the end of each reporting period until it was exercised. The Company accounted for the warrant as a liability and measured the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant was exercised.  As of September 30, 2017 and March 31, 2017, the warrant had been exercised, and the fair value of the warrant was $0. On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant to purchase 80% of the Company's outstanding stock, when the derivative warrant liability was extinguished and the Convertible Preferred Stock was converted to common stock.  As stated above, all shares related to this agreement were settled in the issuance in August 2017 and no accrual for the 8.0% stock dividend remains as of September 30, 2017.

In conjunction with the private offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. For more details regarding these agreements, please refer to Note 3 "Scotts Miracle-Gro Transactions" to the financial statements included in the Company's Annual Report on Form 10-K, as filed with the SEC on June 26, 2017.  See also Note 3 for the Term Loan with Scotts Miracle-Gro.

5.     Equity Compensation Plans

For the three and six months ended September 30, 2017 and September 30, 2016, the Company did not grant options to purchase shares of common stock under the Company's 2005 Equity Compensation Plan (the "2005 Plan") and no new options will be granted under this plan until a new plan is adopted.

During the three and six months ended September 30, 2017 and September 30, 2016, no options to purchase shares of common stock were cancelled or expired and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of September 30, 2017, the Company had no unvested outstanding options to purchase shares of the Company's common stock.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2017 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
Exercise price	Options (in thousands)	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price	Aggregate Intrinsic Value (in thousands)
$1.10	50	0.50	$1.10
$1.55	11	2.88	$1.55
$2.20	21	1.04	$2.20
$5.31	93	1.85	$5.31
	175	1.44	$3.50	$93

The aggregate intrinsic value in the preceding table represents the difference between the Company's closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was September 29, 2017.

6.     Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes ("ASC 740") which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Amounts payable to taxing authorities are recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2017 and March 31, 2017, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.     Related Party Transactions

See Note 6 "Related Party Transactions" of Form 10-K for the year ended March 31, 2017, as filed with the SEC on June 26, 2017 for a detailed discussion of related party transactions.

On September 13, 2017, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro.  Interest is charged at the stated rate of 10% per annum and will be paid quarterly in arrears, in cash at the end of each September, December and March.  See Note 3 "Notes Payable, Long Term Debt and Current Portion – Long Term Debt" above.

8.     Stockholders' Equity

A summary of the Company's common stock warrant activity for the period from April 1, 2017 through September 30, 2017 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2017	396	$6.97	$2
Granted	-	-
Exercised	-	-
Expired	(394)	7.00
Outstanding, September 30, 2017	2	$2.10	$1

As of September 30, 2017, the Company had the following outstanding warrants to purchase shares of its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (Years)
2	$2.10	1.02
2	$2.10	1.02

Preferred Stock and Preferred Stock Warrants

As discussed in Note 4 above, the Series B Preferred Stock was converted into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share) on November 29, 2016, concurrently with Scotts Miracle-Gro's exercise of its Warrant.  The Series B Convertible Preferred Stock bore a cumulative annual dividend of 8.0%, payable in shares of the Company's common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  All shares related to this agreement were settled in the issuance in August 2017 and no accrual remains as of September 30, 2017 for the stock dividend.  For additional details regarding the initial issuance of the Series B Convertible Preferred Stock and Warrant in March 2013 and the November 2016 conversation/exercise of the Series B Preferred Stock and Warrant, see "Note 4 – Scotts Miracle-Gro Transaction" above.

9.    Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting and the perspective of the chief operating decision maker. The company has two reportable segments, Retail Sales and Direct-to-Consumers. The Company evaluates performance based on the primary financial measure of contribution margin ("segment profit"). Segment profit reflects the income or loss from operations before corporate expenses, non-operating income, net interest expense, and income taxes.  The Company does not have any individually identified assets regarding specific segments as all processes to manufacture products are not different based on segment.

	Three Months Ended September 30, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$911	$4,830	$-	$5,741
Cost of revenue	602	3,477	-	4,079
Gross profit	309	1,353	-	1,662
Gross profit percentage	33.9%	28.0%	-	28.9%
Sales and marketing (1)	3	181	89	273
Segment profit	306	1,172	(89)	1,389
Segment profit percentage	33.6%	24.3%	-	24.2%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Three Months Ended September 30, 2016
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$825	$1,417	$-	$2,242
Cost of revenue	545	1,006	-	1,551
Gross profit	280	411	-	691
Gross profit percentage	33.9%	29.0%	-	30.8%
Sales and marketing (1)	3	156	66	225
Segment profit	277	255	(66)	466
Segment profit percentage	33.6%	18.0%	-	20.8%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Six Months Ended September 30, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$2,336	$5,868	$-	$8,204
Cost of revenue	1,538	4,182	-	5,720
Gross profit	798	1,686	-	2,484
Gross profit percentage	34.2%	28.7%	-	30.3%
Sales and marketing (1)	23	430	158	611
Segment profit	775	1,256	(158)	1,873
Segment profit percentage	33.2%	21.4%	-	22.8%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Six Months Ended September 30, 2016
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,967	$2,431	$-	$4,398
Cost of revenue	1,243	1,620	-	2,863
Gross profit	724	811	-	1,535
Gross profit percentage	36.8%	33.4%	-	34.9%
Sales and marketing (1)	22	426	121	569
Segment profit	702	385	(121)	966
Segment profit percentage	35.7%	15.8%	-	22.0%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

10.     Subsequent Events

As disclosed in Note 3 above, the proceeds under the SMG Term Loan are made available in increments of at least $500,000 with a due date of March 30, 2018.  As of November 6, 2017, the Company had borrowed an aggregate of $1.0 million in principal under the SMG Term Loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2017 and September 30, 2016.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the "Company," "AeroGrow," "we," "our," or "us") and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 (this "Quarterly Report"). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements that include words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will," or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2017.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission ("SEC").

Overview

AeroGrow International, Inc. was formed as a Nevada corporation on March 25, 2002. The Company's principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company's principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced initial production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets nine different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe.

In April 2013, we entered into a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, "Scotts Miracle-Gro"). Pursuant to the Securities Purchase Agreement, we issued (i) 2.6 million shares of Series B Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement.

Pursuant to the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the "Hydroponic IP"), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, as amended, the strategic alliance allows us to use the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We used our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels.

On September 13, 2017, the Company entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000 not to exceed $2.0 million with a due date of March 30, 2018.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum and will be paid, in cash, quarterly in arrears at the end of each September, December and March. The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  See Note 3 "Notes Payable, Long Term Debt and Current Portion – Long Term Debt" to our condensed financial statements.

Results of Operations

Three Months Ended September 30, 2017 and September 30, 2016

Summary Overview
For the three months ended September 30, 2017, total revenue was $5.7 million, an increase of 156.1%, or $3.5 million, relative to the same period in the prior year.  The increase was primarily due to nearly $2.0 million of in-store retail channel sales with our newly acquired retail accounts, including Bed Bath and Beyond, Macy's and Kohl's.  Additionally, we also experienced increased sales at Amazon.ca and other online retailers.  This is consistent with our current strategy to build through online retailers while refocusing on in-store tests marketing primarily in the housewares channel that may lead to company-wide roll-outs.  We anticipate that quarterly sales results during the first six months of our fiscal year (April-September), may continue to be inconsistent as the Company tests various retail channel strategies in an effort to optimize sales and profitability throughout the year, as well as the impact of load-in timing before the holiday season.  Additionally, sales in our direct-to-consumer channel also increased 10.4%, or $86,000, primarily due to growing enthusiasm about new gardens, continued momentum from our general advertising and marketing campaign, and an increase in our user-base.  We believe that we benefit from more visibility from our increased presence on Amazon platforms and other select online retail distribution channels.

For the three months ended September 30, 2017, total dollar sales of AeroGarden units increased by 302.8% from the prior year period due to earlier load-in of large AeroGarden orders to retailers in the current period, in advance of the peak holiday season.  Sales in the prior year period did not have comparable retail load-in sales for items that will be carried in-store during the holiday season. Seed pod kit and accessory sales increased by 67.3% over prior year period as our established base of AeroGardeners continues to grow.  AeroGarden sales net of allowances represented 78.1% of total revenue, as compared to 66.5% in the prior year period.  This percentage increase, on a product line basis, was attributable to sales to expanded and newly acquired retail accounts including many retail sales due to earlier load-in product sales prior to the holiday season.  Seed pod kit and accessory sales decreased as a percent of the total to 21.8% from 33.5% due to the increased sales of AeroGarden this quarter.  However, as noted above the total dollar sales increased $505,000.

The Company continues to spend advertising dollars in order to strategically build market awareness and enhance initiatives implemented in the prior year. For Fiscal 2018, we intend to expand consumer awareness of the AeroGrow brand and product line.  During the three months ended September 30, 2017, we spent $174,000 in advertising expenditures, a $24,000 or 15.8% year-over-year increase compared to the same period ended September 30, 2016. This was primarily due to an increase in our retail marketing campaigns and expanded email programs.  The advertising expenditures were divided as follows:

•
Direct-to-consumer advertising increased $14,000 from $36,000 to $50,000 during the three months ended September 30, 2017, primarily reflecting a reallocation of spending from pay-per-click and digital display advertising campaigns to retail spending.  Efficiency, as measured by dollars of direct-to-consumer sales generated per dollar of related advertising expense continued to be strong, although the ratio decreased 19.5% to $18.35 for the three months ended September 30, 2017, as compared to $22.81 for the same period in Fiscal 2017 as spending increased due to increases in pay-per-click programs.

•
Retail advertising increased $8,000 from $107,000 to $115,000 for the three months ended September 30, 2017 and September 30, 2016, respectively.  The Company continues to invest in driving product awareness through: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts, including catalogs and email campaigns; and (iii) web-based advertising programs (e.g. including retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

Our gross profit for the three months ended September 30, 2017 was 28.9%, down from 30.8% in the prior year period due to increased sales into the retail channel, which requires much higher return allowances, particularly for load-in sales, and traditionally carries lower margins.

In aggregate, our total operating expenses increased 35.9% or $473,000 year-over-year, principally as a result of aligning our growth Company initiatives in support of anticipated future growth.  Gross spending fluctuated in the following areas:

•	A $248,000 increase in personnel expenses, due to a small increase in headcount and other changes to our compensation program to align with our growth initiatives;
•	A $78,000 increase in general market research, new product samples, public relations and new product programs such as illustration and language translations for international product distribution;
•	A $29,000 increase in travel as we conducted face-to-face meetings with potential domestic and European customers and manufacturers in China; and
•	A $24,000 increase in advertising expenditures described above including Amazon Prime Day deals;

As a result of efforts to prepare for growth and timing of load-in orders, our operating loss improved to $129,000 for the three months ended September 30, 2017, as compared to an operating loss of $627,000 in the prior year period.

Other income and expense for the three months ended September 30, 2017 totaled to a net other income of $8,000, as compared to net other expense of $502,000 in the prior year period.  In the prior year, net other expense is primarily attributable to non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

The net loss for the three months ended September 30, 2017 decreased to $121,000, as compared to a $1.1 million net loss in the prior year.  The decline in net loss is due to higher overall sales, which are a result newly acquired retail accounts and earlier pre-holiday load-in sales to retailers, decreased operating expenses as a percentage of revenue and no fair value changes associated with the Scotts Miracle-Gro warrant liability as the warrant was fully exercised offset by decreases in margins.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2017 and the three months ended September 30, 2016:

	Three Months Ended September 30,
	2017	2016
Net revenue
Direct-to-consumer	15.8%	36.8%
Retail	82.7%	61.6%
International	1.5%	1.6%
Total net revenue	100.0%	100.0%

Cost of revenue	71.1%	69.2%
Gross profit	28.9%	30.8%

Operating expenses
Research and development	2.5%	5.1%
Sales and marketing	17.6%	32.5%
General and administrative	11.1%	21.2%
Total operating expenses	31.2%	58.8%
Loss from operations	(2.3)%	(28.0)%

Revenue
For the three months ended September 30, 2017, revenue totaled $5.7 million, a year-over-year increase of 156.1% or $3.5 million, from the three months ended September 30, 2016.

	Three Months Ended September 30, (in thousands)
Net Revenue	2017	2016
Direct-to-consumer	$911	$825
Retail	4,746	1,381
International	84	36
Total	$5,741	$2,242

Direct-to-consumer sales for the three months ended September 30, 2017 totaled $911,000, up $86,000 or 10.4%, from the prior year period.  The increase in sales to direct-to-consumer channels was caused by increased visibility and continued momentum from our general advertising and marketing campaign, including our increased presence on select online retail distribution channels.

Sales to retailer customers for the three months ended September 30, 2017 totaled $4.7 million, up $3.4 million from the prior-year period, principally reflecting load-in sales to newly acquired brick-and-mortar stores in advance of the peak holiday season, as well as growth in the existing Amazon.ca account.  International sales totaled $84,000 in comparison to sales testing in Europe in the prior year of $36,000 as we continue to understand the trends that impact the international market and expand our international presence.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2017 and September 30, 2016 is as follows:

	Three Months Ended September 30, (in thousands)
	2017	2016
Product Revenue
AeroGardens	$6,626	$1,645
Seed pod kits and accessories	1,255	750
Other	(2,140)	(153)
Total	$5,741	$2,242
% of Total Revenue
AeroGardens	115.4%	73.4%
Seed pod kits and accessories	21.8%	33.5%
Other	(37.2)%	(6.9)%
Total	100.0%	100.0%

AeroGarden sales increased $5.0 million, or 302.8%, from the prior year period, reflecting in: (i) increased retail channel sales as we sold into brick-and-mortar stores in advance of the peak holiday season and expanded upon tests that were successful in the prior year; and (ii) increased sales of AeroGardens in our Direct-to-Consumer channel as our advertising campaigns from the prior year continued to inform buyers about our products.  The increase in seed pod kit and accessory sales, from $750,000 to $1.3 million, principally reflects the overall increase in our established base of AeroGardens.  For the three months ended September 30, 2017, sales of seed pod kits and accessories represented 21.8% of total revenue, as compared to 33.5% in the prior year period, which is a result of the increase in AeroGarden retail sales to expanded accounts in the current year.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of the total to (37.2)% from (6.9)% in the prior year period due to lower shipping revenue as a percentage of sales and significantly higher deductions for sales allowances and future discounts for in-store retail accounts.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2017 totaled $4.1 million, an increase of $2.5 million from the three months ended September 30, 2016, due to increased revenue.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 71.1% of revenue as compared to 69.2% for the quarter ended September 30, 2016.  The increase in costs as a percent of revenue reflected our change in customer mix to a higher percentage of retail sales at brick-and-mortar locations, which traditionally generate lower margins.

Gross Profit
Our gross profit varies based upon the factors affecting net revenue and cost of revenue (as discussed above), as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  As a result, retail and international sales generally have lower gross margins than direct-to-consumer sales.  The gross profit for the quarter ended September 30, 2017 was 28.9% as compared to 30.8% for the quarter ended September 30, 2016.  The decrease in our gross profit is due primarily to changes in customer and product mix, particularly the introduction of AeroGarden products into new brick-and-mortar stores which carry higher return allowances.  Additionally, we experienced higher costs during the current quarter for, one-time fees related to establishing new retail customers and additional shipping costs for international and direct-to-consumer channels.

Research and Development
Research and development costs for the quarter ended September 30, 2017 totaled $141,000, an increase of $27,000 from the quarter ended September 30, 2016.  The increase reflects approximately $40,000 for increases in employee salaries and wages for newly hired employees assisting in new product development and bonus accruals partially offset by $8,000 of consulting fee reimbursements and decreases in new product certification and testing.

Sales and Marketing
Sales and marketing costs for the three months ended September 30, 2017 totaled $1.0 million, as compared to $729,000 for the three months ended September 30, 2016, an increase of 38.8%, or $283,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended September 30, (in thousands)
	2017	2016
Advertising	$174	$150
Personnel	548	470
Sales commissions	47	(11)
Trade shows	-	1
Market research	48	-
Travel	41	21
Media production and promotional products	8	6
Quality control and processing fees	55	24
Other	91	68
	$1,012	$729

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogue mailing and web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $174,000 for the quarter ended September 30, 2017, a year-over-year increase of 15.8%, or $24,000, due to our increase in participation in various promotional programs and our general marketing and advertising campaigns along with our web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2017, personnel costs for sales and marketing were $548,000, up $78,000 or 16.5% from the three months ended September 30, 2016.  The increase reflected an increase in headcount necessary to support our sales to retailers.  Personnel expenses include all related payroll including departmental incentive programs, including salaries, bonuses and employee benefits.

Other marketing expenses increased year-over-year principally because of additional travel, social media, market research programs, retailer marketing programs, third party sales tax software and new products that were initiated during the current year quarter.

General and Administrative
General and administrative costs for the three months ended September 30, 2017 totaled $638,000, as compared to $475,000 for the three months ended September 30, 2016, an increase of 34.2%, or $163,000.  The increase is attributable to increases in: (i) payroll-related expenses, including departmental incentive programs, salaries, bonuses and employee benefits; (ii) web hosting, electronic data processing, network consulting fees for software troubleshooting; and (iii) estimates for the allowance for bad debt.

Operating Loss
Our operating loss for the three months ended September 30, 2017 was $129,000, an improvement of $497,000 from the operating loss of $627,000 for the three months ended September 30, 2016.  The decreased loss reflected higher sales in both our retail and direct-to-consumer channels, as well as an overall proportional decrease in operating expenses (as a percentage of revenue), as discussed in greater detail above.

Net Loss
For the three months ended September 30, 2017, we recorded a net loss of $121,000 as compared to a net loss of $1.1 million for the three months ended September 30, 2016.

Segment Results
We report our segment information in the same way that management assesses the business and makes decision regarding the allocations of resources in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC). We have two reportable segments. Retail and Direct-to-Consumer. Factors considered in determining our Reportable Segments include the nature of the business activities, the reports provided to the Company's chief operating decision maker (CODM) for operating and administrative activities, available information and information that is presented to our Board of Directors.

The Company's CODM has been identified as the Chief Executive Officer because he has final authority over the performance assessment and resource allocation decisions. The CODM regularly receives discrete financial information about each Reportable Segment. The CODM uses all such information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources based upon the contribution margins of each segment.

As a result, we divide our business into two reportable segments: Direct-to-Consumer and Retail. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.  The Company evaluates performance based on the primary financial measure of contribution margin ("segment profit"). Segment profit reflects the income or loss from operations before corporate expenses, non-operating income, net interest expense, and income taxes.

	Three Months Ended September 30, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$911	$4,830	$-	$5,741
Cost of revenue	602	3,477	-	4,079
Gross profit	309	1,353	-	1,662
Gross profit percentage	33.9%	28.0%	-	28.9%
Sales and marketing (1)	3	181	89	273
Segment profit	306	1,172	(89)	1,389
Segment profit percentage	33.6%	24.3%	-	24.2%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Three Months Ended September 30, 2016
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$825	$1,417	$-	$2,242
Cost of revenue	545	1,006	-	1,551
Gross profit	280	411	-	691
Gross profit percentage	33.9%	29.0%	-	30.8%
Sales and marketing (1)	3	156	66	225
Segment profit	277	255	(66)	466
Segment profit percentage	33.6%	18.0%	-	20.8%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

Six Months Ended September 30, 2017 and September 30, 2016

Summary Overview
For the six months ended September 30, 2017, total revenue of $8.2 million was up 86.5%, or $3.8 million, relative to the same period in the prior year.  The increase was primarily due to growth of sales at all Amazon accounts and other online retailers, nearly $2.0 million of in-store retail channel sales to new customers, continued sales into the retail housewares channel and growing interest in our new AeroGardens that were first introduced in the prior year.   The increase is the result of our strategy to use our platform with online retailers to generate focused and successful in-store tests, primarily in the housewares channel.  We anticipate that quarterly sales results during the first six months of our fiscal year (April-September), may be variable as we test various retail channel strategies in an effort to optimize sales and profitability throughout the year, particularly due to retailers purchasing load-in products in advance of the peak holiday season.  Sales in our direct-to-consumer channels increased, by 18.8%, or $369,000, primarily due to more visibility and continued momentum from our general advertising and marketing campaign, increased user-base including our increased presence on Amazon accounts and other select online retail distribution channels.  Sales to international distributors increased by 43.8% to $146,000 in the six months ended September 30, 2017, relative to the same period in the prior year, primarily due to our expanded distribution in certain international markets such as Amazon.uk, France, Germany, Spain and Italy.

For the six months ended September 30, 2017, total dollar sales of AeroGarden units increased by 176.7% from the prior year period and seed pod kit and accessory sales increased by 36.2% over prior year period.  AeroGarden sales net of allowances represented 74.6% of total revenue, as compared to 65.2% in the prior year period.  This percentage increase, on a product line basis, was attributable to existing and new customers purchasing AeroGardens and expansion and introduction of AeroGardens into newly acquired retail accounts including significantly earlier load-in retail sales prior to the holiday season.  Seed pod kit and accessory sales decreased as a percent of the total to 25.4% from 34.8% in the prior year period as a result of as a result of the higher AeroGarden sales as we approach our peak selling season.  However, as noted above, the total dollar sales increased by $553,000.

During the six months ended September 30, 2017, we spent $441,000 in advertising expenditures, a year-over-year increase of $9,000, or 2.0%, compared to the same period ended September 30, 2016. This increase was to support our retail sales channels.  These expenditures were divided as follows:

•
Direct-to-consumer advertising increased $5,000 to $121,000 during the six months ended September 30, 2017, primarily reflecting reallocation of specific pay-per-click advertising geared toward the direct-to-consumer customer base and direct advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense increased to $19.40 for the six months ended September 30, 2017, as compared to $17.05 for the same period in Fiscal 2017.

•
Retail advertising decreased to $301,000 from $302,000 for the six months ended September 30, 2017 and September 30, 2016, respectively, as we invested in: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our retail housewares channel, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

Our gross profit for the six months ended September 30, 2017, was 30.3%, down from 34.9% in the prior year period.  The decrease in the gross profit percentage is due to increased sales, which traditionally have lower margins and are impacted by allowances for estimated returns, particularly on higher product load-in sales in advance of the peak selling season.

In aggregate, our total operating expenses increased 18.7%, or $527,000, year-over-year, principally to support new product introductions and anticipated growth.  Gross spending fluctuated in the following areas:

•	A $311,000 increase in personnel expenses, due to a small increase in headcount and other changes to our compensation program to align with our growth initiatives;
•
A $115,000 increase in general market research, new product samples, public relations and new product programs such as illustration and language translations for international product distribution; and

•	A $25,000 increase in travel to manufacturers in China and potential domestic and European customers.

Our operating loss was $858,000 for the six months ended September 30, 2017, as compared to an operating loss of $1.3 million in the prior year period, primarily due to earlier load-in product sales to retailers prior to the holiday season.

Our operating loss decreased $422,000 to $858,000 for the six months ended September 30, 2017, from $1.3 million in the prior year period, primarily as a result of increased product load-in sales to new retail accounts, partially offset by lower margins on these accounts and increases in general spending for new products and market expansion.  The first six months of the year are our seasonally slowest sales period.

Other income and expense for the six months ended September 30, 2017 totaled to a net other income of $47,000, as compared to net other expense of $975,000 in the prior year period.   The current year other income is attributable to interest income, other income from consulting related revenue, and foreign exchange gains.  In the prior year, net other expense was primarily attributable to non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

The net loss for the six months ended September 30, 2017 was $811,000, as compared to the $2.3 million loss in the prior year.   The decreased net loss is due to no fair value changes associated with the Scotts Miracle-Gro warrant liability as the warrant was fully exercised and higher overall sales, which includes several sales to newly acquired retail accounts in advance of the peak holiday season, partially offset by sales into the lower margin retail channel and an increase in salaries and wages.

The following table sets forth, as a percentage of sales, our financial results for the six months ended September 30, 2017, and the six months ended September 30, 2016:

	Six Months Ended September 30,
	2017	2016
Net revenue
Direct-to-consumer	28.5%	44.7%
Retail	69.7%	53.0%
International	1.8%	2.3%
Total net revenue	100.0%	100.0%

Cost of revenue	69.7%	65.1%
Gross profit	30.3%	34.9%

Operating expenses
Research and development	2.8%	4.8%
Sales and marketing	22.5%	35.2%
General and administrative	15.4%	24.0%
Total operating expenses	40.7%	64.0%
Loss from operations	(10.4)%	(29.1)%

Revenue
For the six months ended September 30, 2017, revenue totaled $8.2 million, a year-over-year increase of 86.5% or $3.8 million, from the six months ended September 30, 2016.

	Six Months Ended September 30, (in thousands)
Net Revenue	2017	2016
Direct-to-consumer	$2,336	$1,967
Retail	5,722	2,329
International	146	102
Total	$8,204	$4,398

Direct-to-consumer sales for the six months ended September 30, 2017, totaled $2.3 million, up $369,000 or 18.8%, from the prior year period. The increase in sales to direct-to-consumer channels was caused by pricing strategies to drive direct-to-consumer sales during our non-peak season, and continued cumulative momentum from our general brand awareness campaigns.

Sales to retailer customers for the six months ended September 30, 2017, totaled $5.7 million, up $3.4 million, or 145.7%, from the prior-year period, principally reflecting earlier load-in sales to newly acquired and expanded retail accounts, including more brick-and-mortar retailers, in our housewares outlets, and increased online sales to the existing Amazon accounts.  We also tested our products in several retail stores during the period in anticipation of the continued retail expansion throughout the year.

International sales for the six months ended September 30, 2017, totaled $146,000, an increase of $44,000, primarily due to expansion of sales testing in Europe and as we continue to understand the trends that impact the international market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the six months ended September 30, 2017 and September 30, 2016 is as follows:

	Six Months Ended September 30,
	2017	2016
Product Revenue	(in thousands)	(in thousands)
AeroGardens	$8,278	$2,992
Seed pod kits and accessories	2,084	1,531
Other	(2,158)	(125)
Total	$8,204	$4,398
% of Total Revenue
AeroGardens	100.9%	68.0%
Seed pod kits and accessories	25.4%	34.8%
Other	(26.3)%	(2.8)%
Total	100.0%	100.0%

AeroGarden sales increased $5.3 million, or 176.7%, from the prior year period, reflecting increased retail channel sales and increased sales of AeroGardens in our direct-to-consumer channel.  The increase in seed pod kit and accessory sales, which increased by $553,000, or 36.2%, principally reflects the increase in our established base of AeroGardens.  For the six months ended September 30, 2017, sales of seed pod kits and accessories represented 25.4% of total revenue, as compared to 34.8% in the prior year period.  The percentage decrease is due to increased sales of AeroGardens.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, increased as a percent of the total to (26.3)% from (2.8)% in the prior year period due to higher deductions and accruals for sales allowances and future discounts for in-store new retail accounts and lower shipping revenue as a percentage of sales.

Cost of Revenue
Cost of revenue for the six months ended September 30, 2017 totaled $5.7 million, an increase of $2.9 million, from the six months ended September 30, 2016, due to increased revenues.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 69.7% of revenue as compared to 65.1% for the prior year period.

Gross Profit
Our gross profit varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  As a result, retail and international sales generally have lower gross profits than direct-to-consumer sales.  The gross profit for the six months ended September 30, 2017, was 30.3% as compared to 34.9% for the six months ended September 30, 2016.  The decrease in our gross profit percentage was primarily attributable to the increased percentage of sales to new brick-and-mortar retail accounts with lower margins, changes in customer and product mix and increased pricing pressure in our direct-to-consumer channel.

Research and Development
Research and development costs for the six months ended September 30, 2017, totaled $233,000, an increase of 8.4%, or $18,000, from the six months ended September 30, 2016.  The increase reflects increases in Research and Development employee headcount and prototype development and shipping expenses, offset by decreases in new product certification and testing and $60,000 of consulting fee reimbursements.

Sales and Marketing
Sales and marketing costs for the six months ended September 30, 2017, totaled $1.8 million, as compared to $1.5 million for the six months ended September 30, 2016, an increase of 18.2%, or $283,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Six Months Ended September 30, (in thousands)
	2017	2016
Advertising	$441	$432
Personnel	977	866
Sales commissions	30	(7)
Trade shows	1	1
Market research	55	1
Travel	86	72
Media production and promotional products	11	13
Quality control and processing fees	85	47
Other	158	124
	$1,844	$1,549

Advertising expense totaled $441,000 for the six months ended September 30, 2017, a year-over-year increase of 2.0%, or $9,000, primarily due to conservative spending on promotional programs within our retail channel, while maintaining catalogues, email campaigns, and web-based advertising programs for our houseware customers.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the six months ended September 30, 2017, personnel costs for sales and marketing were $977,000, up from $866,000 for the six months ended September 30, 2016, an increase of 12.8%.  The increase reflected increased headcount necessary to drive what we anticipate will be increased sales to retailers and through our direct-to-consumer channel beginning in the fall of 2017.  Personnel expenses include all related payroll including departmental incentive programs, including salaries, bonuses and employee benefits.

Other marketing expenses increased year-over-year because of increases in a variety of spending categories, including additional travel, social media, market research programs, retailer marketing programs, third party sales tax software and new products that were initiated during the current year quarter.

General and Administrative
General and administrative costs for the six months ended September 30, 2017, totaled $1.3 million, as compared to $1.1 million for the six months ended September 30, 2016, an increase of 21.7%, or $225,000.  The increase is attributable to increase in: (i) payroll-related expenses, including departmental incentive programs, salaries, bonuses and employee benefits; (ii) web hosting, electronic data processing, network consulting fees for software troubleshooting; and (iii) estimates for the allowance for bad debt.

Operating Loss
Our operating loss for the six months ended September 30, 2017, was $858,000, a decrease of $422,000 from the operating loss of $1.3 million for the six months ended September 30, 2016.  The decreased operating loss was attributable to increased sales in both the retail distribution and direct-to consumer channels.

Net Loss
The net loss for the six months ended September 30, 2017 was $811,000, as compared to $2.2 million net loss in the prior–year period as discussed above.

Segment Results
We report our segment information in the same way that management assesses the business and makes decision regarding the allocations of resources in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC). We have two reportable segments. Retail and Direct-to-Consumer. Factors considered in determining our Reportable Segments include the nature of the business activities, the reports provided to the Company's chief operating decision maker (CODM) for operating and administrative activities, available information and information that is presented to our Board of Directors.

The Company's CODM has been identified as the Chief Executive Officer because he has final authority over the performance assessment and resource allocation decisions. The CODM regularly receives discrete financial information about each Reportable Segment. The CODM uses all such information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources based upon the contribution margins of each segment.

As a result, we divide our business into two reportable segments: Direct-to-Consumer and Retail. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.  The Company evaluates performance based on the primary financial measure of contribution margin ("segment profit"). Segment profit reflects the income or loss from operations before corporate expenses, non-operating income, net interest expense, and income taxes.

	Six Months Ended September 30, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$2,336	$5,868	$-	$8,204
Cost of revenue	1,538	4,182	-	5,720
Gross profit	798	1,686	-	2,484
Gross profit percentage	34.2%	28.7%	-	30.3%
Sales and marketing (1)	23	430	158	611
Segment profit	775	1,256	(158)	1,873
Segment profit percentage	33.2%	21.4%	-	22.8%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Six Months Ended September 30, 2016
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,967	$2,431	$-	$4,398
Cost of revenue	1,243	1,620	-	2,863
Gross profit	724	811	-	1,535
Gross profit percentage	36.8%	33.4%	-	34.9%
Sales and marketing (1)	22	426	121	569
Segment profit	702	385	(121)	966
Segment profit percentage	35.7%	15.8%	-	22.0%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $7.3 million for the six months ended September 30, 2017, as compared to cash used of $2.7 million in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt (recoveries) allowances, change in fair value of the Scotts Miracle-Gro warrant liability and non-cash compensation expense, totaled to a net gain of $142,000 for the six months ended September 30, 2017, as compared to a net gain of $1.4 million in the prior year period.  The decrease principally reflected non-cash charges arising from the change in fair value on the warrant liability in the prior year, depreciation and non-cash compensation expenses.

Changes in current assets used net cash of $9.6 million during the six months ended September 30, 2017, principally from increases in inventory and in accounts receivable as timing of load-in orders increased and as we ramp up for our peak sales season, which historically begins in the third fiscal quarter.

As of September 30, 2017, the total inventory balance was $8.4 million, representing approximately 171 days of sales activity, and 189 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended September 30, 2017, respectively.  The days in inventory calculation based on the three months of sales activity can vary greatly due to the seasonality of our sales, which are at their highest level during our quarter ended December 31.  The twelve months' days in inventory calculation is based on the twelve months of sales activity and is less impacted by the seasonality of our sales.

Current operating liabilities increased $3.0 million during the six months ended September 30, 2017, principally because of an increase in accounts payable.  Accounts payable as of September 30, 2017, totaled $3.0 million, representing approximately 39 days of daily expense activity, and 46 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended September 30, 2017, respectively.

Net investment activity used $97,000 of cash in the current year period, principally because of the purchases of equipment as we change our supply manufacturers and introduce new products.

Net financing activity used net cash of $4,000 during the six months ended September 30, 2017, principally due the payments on the capital lease.

Cash
As of September 30, 2017, we had a cash balance of $1.4 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $8.8 million as of March 31, 2017, of which $15,000 was restricted.  The decrease in cash is primarily attributable to the purchase of inventory in the current quarter to meet peak season sales demand, in particular to satisfy the current period load-in sales with new and expanded brick-and-mortar retail customers.

Borrowing Agreements
As of September 30, 2017 and March 31, 2017, we have no outstanding long-term debt, however, we have entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $1.4 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of September 30, 2017;
•	our cash of $2.1 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of November 8, 2017;
•
continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan of up to $2.0 million from Scotts Miracle-Gro, of which we had borrowed zero and $1.0 million in principal amount as of September 30, 2017 and November 6, 2017, respectively;

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

On September 13, 2017, the Company entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000 not to exceed $2.0 million with a due date of March 30, 2018.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum to be paid quarterly in arrears in cash, at the end of each September, December and March.  The funding will provide general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  We have borrowed $1.0 million as of November 6, 2017 and will continue to borrow against the $2.0 million loan in order to purchase inventory during our peak selling season.  See Note 3 "Notes Payable, Long Term Debt and Current Portion – Long Term Debt" to our condensed financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 (the "Exchange Act"), is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive officer and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2017.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should also carefully consider the factors described in "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2017, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

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
3.12
Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

3.13
Certificate of Amendment to Series A Convertible Preferred Stock Certificate of Designations, certified June 21, 2010 (incorporated by reference to Exhibit 3.11 of our Quarterly Report on Form 10-Q for the quarter year ended June 30, 2010, filed August 12, 2010)

3.14
Amendment Number 2 to Series A Convertible Preferred Stock Certificate of Designations, as filed with the Nevada Secretary of State on April 6, 2012 (incorporated by reference to Exhibit 3.12 to our Current Report on Form 8-K, filed April 16, 2012)

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)
4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.2	Form of Warrant Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 23, 2013)
4.3	First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 9, 2015)
4.4	Second Amendment to Warrant Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed July 21, 2016)
4.5	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)
4.6	Voting Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 23, 2013)
4.7	Waiver Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed July 21, 2016)
10.1*	Third Amendment to the Technology License Agreement
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: November 13, 2017	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 13, 2017	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)