Form 10-Q
period 2017-12-31
AeroGrow International, Inc.
filed 2018-02-13
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding as of February 5, 2018:  34,328,036

AeroGrow International, Inc.

FORM 10-Q REPORT
December 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2017	March 31, 2017
(in thousands, except share and per share data) ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$2,162	$8,804
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $89 and $20 at December 31, 2017 and March 31, 2017, respectively	9,673	2,484
Other receivables	196	258
Inventory, net	5,895	2,921
Prepaid expenses and other	680	511
Total current assets	18,621	14,993
Property and equipment and intangible assets, net of accumulated depreciation of $4,307 and $4,020 at December 31, 2017 and March 31, 2017, respectively	592	415
Other assets
Deposits	110	106
Total assets	$19,323	$15,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,909	$1,853
Accrued expenses	3,187	1,520
Customer deposits	359	106
Debt associated with sale of intellectual property	89	117
Total current liabilities	6,544	3,596
Long term liabilities
Capital lease liability	14	19
Total liabilities	6,558	3,615
Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 and 33,477,287 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	34	33
Additional paid-in capital	140,817	138,757
Stock to be distributed for Scotts Miracle-Gro transactions	-	2,595
Accumulated deficit	(128,086)	(129,486)
Total stockholders’ equity	12,765	11,899
Total liabilities and stockholders’ equity	$19,323	$15,514

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
(in thousands, except per share data)	2017	2016	2017	2016
Net revenue	$17,351	$13,207	$25,554	$17,605
Cost of revenue	11,429	8,372	17,148	11,235
Gross profit	5,922	4,835	8,406	6,370

Operating expenses
Research and development	186	131	419	341
Sales and marketing	4,617	3,455	6,461	5,004
General and administrative	713	627	1,978	1,683
Total operating expenses	5,516	4,213	8,858	7,028

Profit (loss) from operations	406	622	(452)	(658)

Other income (expense), net
Fair value changes in derivative warrant liability	-	(1,205)	-	(2,108)
Interest expense – related party	(19)	(77)	(20)	(108)
Other income (expense), net	4	21	52	(20)
Total other income (expense), net	(15)	(1,261)	32	(2,236)

Net income (loss)	$391	$(639)	$(420)	$(2,894)
Change in fair value of stock and dividend to be distributed for Scotts Miracle-Gro transactions	-	(1,447)	534	(2,214)
Net income (loss) attributable to common shareholders	$391	$(2,086)	$114	$(5,108)

Net income (loss) per share, basic and diluted	$0.01	$(0.09)	$0.00	$(0.38)

Weighted average number of common shares outstanding, basic and diluted	34,328	24,022	33,951	13,452

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31, (in thousands)
(in thousands)	2017	2016
Cash flows from operating activities:
Net (loss)	$(420)	$(2,894)
Adjustments to reconcile net (loss) to cash (used) by operations:
Issuance of common stock and options under equity compensation plans	-	152
Depreciation and amortization expense	268	275
Bad debt expense	69	24
Inventory allowance	(90)	17
Fair value remeasurement of derivative warrant liability	-	2,108
Accretion of debt associated with sale of intellectual property	(28)	(32)
Loss on write-off of assets	19	-
SMG intellectual property royalty and branding license	-	929
Change in operating assets and liabilities:
(Increase) in accounts receivable	(7,258)	(2,524)
Decrease in other receivable	62	47
(Increase) in inventory	(2,884)	(824)
(Increase) in prepaid expenses and other	(169)	(419)
(Increase) decrease in deposits	(4)	50
Increase in accounts payable	2,342	843
Increase in accrued expenses	1,667	1,548
Increase in accrued interest-related party	-	107
Increase in customer deposits	253	154
Net cash (used) by operating activities	(6,173)	(439)
Cash flows from investing activities:
Purchases of equipment	(464)	(107)
Net cash (used) by investing activities	(464)	(107)
Cash flows from financing activities:
Proceeds from notes payable-related party	1,000	5,250
Repayment of notes payable-related party	(1,000)	(6,354)
Repayment of capital lease	(5)	(3)
Proceeds for the exercise of warrants	-	47,810
Proceeds from the exercise of stock options	-	787
Net cash (used) provided by financing activities	(5)	47,490
Net (decrease) increase in cash	(6,642)	46,944
Cash, cash equivalents and restricted cash, beginning of period	8,819	1,416
Cash, cash equivalents and restricted cash, end of period	$2,177	$48,360

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Nine Months Ended December 31, (in thousands)
	2017	2016
Cash paid during the year for:
Interest-related party	$19	$104
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through capital lease	$-	$23
Decrease in liability due to issuance of stock to SMG on notes payable – related party	$-	$297
Fair value of common stock issued for payment of interest on notes payable-related party	$-	$480
Change in fair value of common stock issued for payment of interest on notes payable-related party at issuance	$-	$183
Change in fair value of SMG intellectual property royalty, branding license and interest on notes payable-related party	$485	$(2,805)
Change in fair value of stock dividends for common stock issued on convertible preferred stock	$-	$1,003
Change in fair value of stock dividends accrued on convertible preferred stock	$49	$(595)
Decrease in liability due to issuance of stock to SMG for intellectual property and branding license	$1,286	$1,006
Dividend declaration on common stock	$-	$40,508

AEROGROW INTERNATIONAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our” or “us”) was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution via online retail outlets and brick and mortar storefronts, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2017, the results of operations for the three- and nine–month periods ended December 31, 2017 and 2016, and the cash flows for the nine–month periods ended December 31, 2017 and 2016. The results of operations for the three and nine months ended December 31, 2017 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 65.7% of revenues in the fiscal year ended March 31, 2017 (“Fiscal 2017”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the nine-month period ended December 31, 2017, the Company continued to expand its distribution channel to prepare for the peak sales season.  The balance sheet as of March 31, 2017 is derived from the Company’s audited financial statements.

Liquidity
Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.  We may need to seek additional capital, however, to address the seasonal nature of our working capital needs, to enable us to invest further in trying to increase the scale of our business and provide a cash reserve against contingencies.  There can be no assurance we will be able to raise this additional capital.

On September 13, 2017, the Company entered into a Term Loan Agreement in the principal amount of up to $2.0 million with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”).  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” below.  On December 29, 2017, the outstanding balance of the Term Loan and accrued interest were repaid in full.

Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates could occur as information becomes available.

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Securities that were excluded from the computation of EPS because to do so would have been anti-dilutive were employee stock options to purchase 93,000 shares of common stock for the period ended December 31, 2017 and employee stock options to purchase 656,000 shares and warrants to purchase 444,000 shares for the period ended December 31, 2016.

Concentrations of Risk
ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Reclassifications:
Certain prior year amounts have been reclassified to conform to current year presentation.

Cash:
The Company maintains cash depository accounts with financial institutions.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of December 31, 2017.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:
For the three months ended December 31, 2017, the Company had one customer, Amazon.com that represented 35.5% of the Company’s net revenue. For the three months ended December 31, 2016, the Company had two customers, Amazon.com and Bed, Bath & Beyond, which represented 41.0% and 16.8% of the Company’s net revenue, respectively. For the nine months ended December 31, 2017, the Company had two customers, Amazon.com and Bed, Bath & Beyond, which represented 28.2% and 10.4% of the Company’s net revenue, respectively. For the nine months ended December 31, 2016, the Company had two customers, Amazon.com and Bed, Bath & Beyond, which represented 39.4% and 11.2% of the Company’s net revenue, respectively.

As of December 31, 2017, the Company had two customers, Amazon.com and Canadian Tire, that represented 34.4% and 10.2% of the Company’s outstanding accounts receivable, respectively.  As of March 31, 2017, the Company had three customers, Amazon.com, Amazon.uk and Amazon.ca, which represented 33.9%, 14.3% and 11.0%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers:
For the three months ended December 31, 2017, the Company purchased inventories and other inventory-related items from one supplier totaling $4.9 million. For the three months ended December 31, 2016, the Company purchased inventories and other inventory-related items from one supplier totaling $3.3 million. For the nine months ended December 31, 2017, the Company purchased inventories and other inventory-related items from one supplier totaling $13.7 million. For the nine months ended December 31, 2016, the Company purchased inventories and other inventory-related items from one supplier totaling $7.4 million.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation/shipping, third-party labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks could have an adverse impact on operations.

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

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2017 and March 31, 2017 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined by Level 3 inputs.  As discussed below in Notes 3 and 4, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of December 31, 2017 and March 31, 2017, the fair value of the Company’s sale of intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  Historically, the Company has also had a note payable from Scotts Miracle-Gro that is also valued using the discounted cash flow method.  The Company borrowed a total of $1.0 million from Scotts Miracle-Gro from two $500,000 advances in October 2017, but repaid the principal and interest in full on December 29, 2017.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and directly to consumers. Direct-to-consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $89,000 and $20,000 at December 31, 2017 and March 31, 2017, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Vantiv, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2017 and March 31, 2017, the balance in this reserve account was $196,000 and $258,000, respectively.

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

	December 31, 2017	March 31, 2017
	(in thousands)	(in thousands)
Finished goods	$5,096	$2,274
Raw materials	799	647
	$5,895	$2,921

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2017 and March 31, 2017, the Company had reserved $271,000 and $362,000 for inventory obsolescence, respectively.  The inventory values are shown net of these reserves.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists including the following; (i) that is, a product is shipped under an agreement with a customer; (ii) the risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives.  Some of the incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical customer and industry experience. As of December 31, 2017 and March 31, 2017, the Company had accrued $942,000 and $304,000, respectively, as its estimate of the foregoing deductions and allowances within the accrued expenses line of the condensed balance sheet.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $114,000 and $125,000 as of December 31, 2017 and March 31, 2017, respectively.  These expenses are recorded in the accrued expenses line of the condensed balance sheets.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of December 31, 2017 and March 31, 2017, the Company has recorded a reserve for customer returns of $502,000 and $175,000, respectively.  These expenses are recorded in the accrued expenses line of the condensed balance sheets.

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

Advertising expense for the three and nine months ended December 31, 2017 and December 31, 2016, were as follows:

	Three Months Ended December 31, (in thousands)		Nine Months Ended December 31, (in thousands)
	2017	2016	2017	2016
Direct-to-consumer	$279	$187	$399	$302
Retail	2,605	1,762	2,905	2,063
Brand and other	726	679	746	694
Total advertising expense	$3,610	$2,628	$4,050	$3,059

As of December 31, 2017 and March 31, 2017, the Company deferred $36,000 and $24,000, respectively, related to such media and advertising costs, which include the catalogue cost described above and commercial production costs.  The costs are included in the prepaid expenses and other line of the condensed balance sheets.

Segments of an Enterprise and Related Information
GAAP utilizes a management approach based on allocating resources and assessing performance as the source of the Company’s reportable segments.  GAAP also requires disclosures about products and services, geographic areas and major customers.  At present, the Company operates in two segments, Direct-to-Consumer and Retail Sales.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Compensation Accounting,” which requires excess tax benefits to be recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. Due to the Company’s valuation allowance on its deferred tax assets, no income tax benefit is recognized as a result of the adoption of ASU 2016-09.  There is no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company.  The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures.  We have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and alternatives that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management early adopted ASU 2015-11 and noted no material impact on the Company’s financial position or results of operations.

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

As of December 31, 2017 and March 31, 2017, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	December 31, 2017	March 31, 2017
	(in thousands)	(in thousands)
Sale of intellectual property liability (see Note 4)	89	117
Total debt	89	117
Less current portion of intellectual property liability	89	117
Long term debt	$-	$-

Scotts Miracle-Gro Term Loan

On September 13, 2017, the Company entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000 not to exceed $2.0 million with a due date of March 30, 2018.  The Company repaid the principal and interest in full on December 29, 2017.  As a result the Company’s note payable balance was $0 on December 31, 2017.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum and will be paid, in cash, quarterly in arrears at the end of each September, December and March. The funds provided under the Term Loan are used for general working capital and to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.   The Company borrowed $1.0 million under the Term Loan in October 2017.  The Term Loan permits prepayments without penalty or premium and as of December 31, 2017 the Company repaid the outstanding balance of the Term Loan and accrued interest in full.  The Term Loan Agreement was filed as an exhibit to a Current Report on Form 8-K filed with the SEC on September 26, 2017.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company and Scotts Miracle-Gro agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of December 31, 2017 and March 31, 2017, a liability of $89,000 and $117,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of December 31, 2017 and March 31, 2017, the accrued liability for shares to be distributed at $1.51 per share: (i) the Technology Licensing Agreement was at $0 and $935,000, respectively; (ii) the Brand License Agreement at $0 and $1.6 million, respectively.  Accrued liabilities for the Technology Licensing Agreement and Brand License Agreement were recorded as a stock dividend to be distributed at period end, based on a value of $1.51 per share.  However, the Scotts Miracle-Gro and the Company settled their respective obligations under the Technology Licensing Agreement and Brand License Agreement in August 2017 and no further liabilities will be accrued that require shares to be distributed or a periodic fair value calculation to occur.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement have been filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  After deducting offering expenses, including commissions and expenses paid to the Company’s advisor, net cash proceeds totaled to $3.8 million.  The Company used $950,000 of the net proceeds to repay “in full” (with concessions) the Promissory Note due to a former supplier.   The Company used the remaining net proceeds for working capital and general corporate purposes.  On November 29, 2016 Scotts Miracle-Gro fully exercised the Warrant and upon exercise of the Warrant the Series B Preferred Stock converted into shares of common stock.

The Series B Preferred Stock was convertible into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share).  The Series B Preferred Stock bore a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Preferred Stock Certificates of Designations).  The Series B Preferred Stock did not have a liquidation preference and was entitled to vote on an “as-converted” basis with the common stock.  The stock dividend accrued from day to day and was payable in shares of our common stock within thirty days after the end of each fiscal year end.  The stock dividend was recorded at the fair market value of our common stock at the end of each quarter in the equity section of the balance sheet.  The corresponding charge was recorded below net income to arrive at net income available to common shareholders.  The Series B Preferred Stock automatically converted into the Company’s common stock: (i) upon the affirmative election of the holders of at least a majority of the then outstanding shares of the Series B Preferred Stock voting together as a single class on an as-if-converted to common stock basis; or (ii) if, at the date of exercise in whole or in part of the Warrant, the holder (or holders) of the Series B Preferred Stock own 50.1% of the issued and then-outstanding common stock of the Company, giving effect to the issuance of shares of common stock in connection with the conversion of the Series B Preferred Stock and such exercise of the Warrant.  By its terms, the Series B Preferred Stock automatically converted into the Company’s common stock on November 29, 2016, when Scotts Miracle-Gro exercised the Warrant.  In addition, all shares related to this agreement were settled in the issuance in August 2017 and no accrual remains as of December 31, 2017 for the stock dividend.

Upon demand by Scotts Miracle-Gro, the Company must use its best efforts to file a Registration Statement on Form S-3, or, if the Company is not eligible for Form S-3, on Form S-1 (collectively, the “Registration Statement”), covering the shares of the Company’s common stock issued upon conversion/exercise of the Preferred Stock and the Warrant, within 120 calendar days after receipt of Scotts Miracle-Gro’s demand for registration and shall use its best efforts to cause the Registration Statement to become effective as soon as possible thereafter.

The foregoing description of the Securities Purchase Agreement, the Certificates of Designations for the Series B Convertible Preferred Stock, the Warrant, and the resulting transaction is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents, each of which was included as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 23, 2013. The warrant on the Series B Convertible Preferred Stock was accounted for as a liability at its estimated fair value. The derivative warrant liability was re-measured to fair value, on a recurring basis, at the end of each reporting period until it was exercised. The Company accounted for the warrant as a liability and measured the value of the warrant using the Monte Carlo simulation model as of the end of each quarterly reporting period until the warrant was exercised.  As of December 31, 2017 and March 31, 2017, the warrant had been exercised, and the fair value of the warrant was $0. On November 29, 2016, Scotts Miracle-Gro fully exercised its warrant to purchase 80% of the Company’s outstanding stock, when the derivative warrant liability was extinguished and the Convertible Preferred Stock was converted to common stock.  As stated above, all shares related to this agreement were settled in the issuance in August 2017 and no accrual for the 8.0% stock dividend remains as of December 31, 2017.

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

5.    Equity Compensation Plans

For the three- and nine-month periods ended December 31, 2017 and December 31, 2016, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan until a new plan is adopted.

During the three and nine months ended December 31, 2017, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three and nine months ended December 31, 2016, no options to purchase shares of common stock were cancelled or expired, and 481,000 shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of December 31, 2017, the Company had no unvested outstanding options to purchase shares of the Company’s common stock.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2017 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
		Weighted-
		average	Weighted-	Aggregate
		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.10	50	0.25	$1.10
$1.55	11	2.63	$1.55
$2.20	21	0.80	$2.20
$5.31	93	1.60	$5.31
	175	1.19	$3.50	$90

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was December 29, 2017.

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

On December 22, 2017, the President signed into legislation the Tax Cuts and Jobs Act (“Act”), The Act changes existing U.S. tax law and includes numerous provisions that will affect our business, including our income tax accounting, disclosure and tax compliance. We believe the most impactful changes within the Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. ASC 740, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended December 31, 2017, the Company will value all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate.

A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of December 31, 2017 and March 31, 2017, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2017, as filed with the SEC on June 26, 2017 for a detailed discussion of related party transactions.

On September 13, 2017, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro.  Interest is charged at the stated rate of 10% per annum and will be paid quarterly in arrears, in cash at the end of each September, December and March.  The Company borrowed $1.0 million under the Term Loan in October 2017, but repaid the outstanding balance of the Term Loan and accrued interest in full as of December 31, 2017.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” above.

8.    Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2017 through December 31, 2017 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2017	396	$6.97	$2
Granted	-	-
Exercised	-	-
Expired	(394)	7.00
Outstanding, December 31, 2017	2	$2.10	$1

As of December 31, 2017, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (years)
2	$2.10	0.77
2	$2.10	0.77

Preferred Stock and Preferred Stock Warrants

As discussed in Note 4 above, the Series B Preferred Stock was converted into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share) on November 29, 2016, concurrently with Scotts Miracle-Gro’s exercise of its Warrant.  The Series B Convertible Preferred Stock bore a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  All shares related to this agreement were settled in the issuance in August 2017 and no accrual remains as of December 31, 2017 for the stock dividend.  For additional details regarding the initial issuance of the Series B Convertible Preferred Stock and Warrant in March 2013 and the November 2016 conversation/exercise of the Series B Preferred Stock and Warrant, see “Note 4 – Scotts Miracle-Gro Transaction” above.

9.    Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting and the perspective of the chief operating decision maker. The company has two reportable segments; Retail Sales and Direct-to-Consumers. The Company evaluates performance based on the primary financial measure of contribution margin (“segment profit”). Segment profit reflects the income or loss from operations before corporate expenses, non-operating income, net interest expense, and income taxes.  The Company does not have any individually identified assets regarding specific segments as all processes to manufacture products are not different based on segment.

	Three Months Ended December 31, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$3,189	$14,162	$-	$17,351
Cost of revenue	2,247	9,182	-	11,429
Gross profit	942	4,980	-	5,922
Gross profit percentage	29.5%	35.2%	-	34.1%
Sales and marketing (1)	229	3,411	157	3,797
Segment profit	713	1,569	(157)	2,125
Segment profit percentage	22.4%	11.1%	-	12.2%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Three Months Ended December 31, 2016
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$3,205	$10,002	$-	$13,207
Cost of revenue	1,918	6,454	-	8,372
Gross profit	1,287	3,548	-	4,835
Gross profit percentage	40.2%	35.5%	-	36.6%
Sales and marketing (1)	168	2,487	60	2,715
Segment profit	1,119	1,061	(60)	2,120
Segment profit percentage	34.9%	10.6%	-	16.1%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Nine Months Ended December 31, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,524	$20,030	$-	$25,554
Cost of revenue	3,785	13,364	-	17,148
Gross profit	1,739	6,667	-	8,406
Gross profit percentage	31.5%	33.3%	-	32.9%
Sales and marketing (1)	252	3,784	372	4,408
Segment profit	1,487	2,883	(372)	3,998
Segment profit percentage	26.9%	14.4%	-	15.6%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Nine Months Ended December 31, 2016
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,172	$12,433	$-	$17,605
Cost of revenue	3,161	8,074	-	11,235
Gross profit	2,011	4,359	-	6,370
Gross profit percentage	38.9%	35.1%	-	36.2%
Sales and marketing (1)	190	2,910	187	3,287
Segment profit	1,821	1,449	(187)	3,083
Segment profit percentage	35.2%	11.7%	-	17.5%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

10.    Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2017 and December 31, 2016.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended December 31, 2017 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2017.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

Overview

AeroGrow International, Inc. was formed as a Nevada corporation in March 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company’s principal activities from its formation through March 2006, consisted of product research and development, market research, business planning, and raising the capital necessary to fund these activities. In December 2005, the Company commenced initial production of its AeroGarden system and, in March 2006, began shipping these systems to retail and catalogue customers. The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including online retail distribution, in-store retail distribution, catalogue and direct-to-consumer sales primarily in the United States and Canada as well as selected countries in Europe.

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

On September 13, 2017, the Company entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro.  The proceeds are made available as needed in increments of $500,000 not to exceed $2.0 million with a due date of March 30, 2018.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum and is paid, in cash, quarterly in arrears at the end of each September, December and March. The funding is used to provide general working capital and to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Company borrowed $1.0 million under the Term Loan in October 2017.  The Term Loan permits prepayments without penalty or premium and as of December 31, 2017, the Company repaid the outstanding balance of the Term Loan and accrued interest in full.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

Results of Operations

Three Months Ended December 31, 2017 and December 31, 2016

Summary Overview
For the three months ended December 31, 2017, we generated $17.4 million of total net revenue, an increase of 31.4%, or $4.1 million, relative to the same period in the prior year.  Retail sales increased 37.1% to $13.4 million based upon further expansion into the housewares channel and increases in some existing and newly acquired retail accounts, including Bed Bath & Beyond, Macy’s, Home Depot and Kohl’s.  Additionally, we also experienced increased sales at web/internet channels (Amazon.com, Amazon Europe, Walmart.com, etc.).  Sales in our direct-to-consumer channel decreased 0.5%, to $3.2 million.  This decrease resulted primarily from our increased emphasis on third-party online retailers, as well as an increased level of general advertising that drives sales increases in the retail channel.

For the three months ended December 31, 2017, total gross dollar sales of AeroGarden units increased by 42.8% from the prior year period.   Seed pod kit and accessory sales increased by 5.8% over the prior year period, as our established base of AeroGardeners continues to grow. AeroGarden sales net of allowances represented 87.8% of total revenue, as compared to 84.9% in the prior year period.  This percentage increase, on a product line basis, was attributable to increased retail sales, which tends initially to favor garden sales over seed pod kit or accessory sales, especially during the high demand holiday season.  Seed pod kit and accessory sales decreased as a percent of the total to 12.2% from 15.1% due to the increased sales of AeroGardens this quarter.  However, as noted above, total dollar sales increased $116,000.

The Company continues to spend advertising dollars in order to strategically build market awareness and enhance initiatives implemented in the prior year. For Fiscal 2018, we intend to expand consumer awareness of the AeroGrow brand and product line.  During the three months ended December 31, 2017, we spent $3.6 million in advertising expenditures, a $982,000, or 37.4% year-over-year increase compared to the same period ended December 31, 2016. This was primarily due to an increase in our retail marketing campaigns and expanded email programs.  The advertising expenditures were divided as follows:

•
Retail-specific advertising increased to $2.6 million from $1.8 million for the three months ended December 31, 2017 and December 31, 2016, respectively, as the Company invested in driving product awareness through platforms focused on our retail outlets (e.g. website banner ads, email blasts, targeted search campaigns, inclusion in retail catalogues, etc.).

•
In support of driving increased levels of category and brand awareness during the quarter ended December 31, 2017 and December 31, 2016, we spent approximately $726,000 and $700,000, respectively, in general TV, YouTube, Facebook and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

•
Finally, direct-to-consumer advertising increased to $279,000 from $187,000 for the three months ended December 31, 2017 and December 31, 2016, respectively.  This increase reflects an increase in spending for catalogues and additional pay-per-click campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, decreased to $11.45 for the three months ended December 31, 2017, a 33.0% decrease from $17.09 for the same period in Fiscal 2017.

Gross profit for the three months ended December 31, 2017 was 34.1%, down from 36.6% in the prior year period. This decrease was attributable to the following factors, each of which carry lower margins: (1) shift in retailer mix and product mix which both have different margins and are also dependent on whether we are selling online or in stores; (2) an increase in retail sales, relative to our direct-to-consumer sales; (3) and the introduction of new retail accounts, as compared to existing retail accounts; and; (4) expansion into the European market, which entails additional barriers to entry.  This decrease was partially offset by the introduction of new products with higher margins.

In aggregate, our total operating expenses increased 30.9%, or $1.3 million, year-over-year, principally to support general advertising and media in order to further develop the brand and in anticipation of current and future revenue growth.  Gross spending increased in the following areas:

•	A $982,000 increase in advertising primarily with our larger retailers and general advertising and media;

•	A $157,000 increase in personnel expenses, mainly due to changes to our compensation program to align with our growth initiatives; and
•	A $70,000 increase in general expenses for the use of consultants and new product testing and certifications.

Because the increase in sales was offset by the increase in general advertising and media, our operating profit was $406,000 for the three months ended December 31, 2017, as compared to an operating profit of $622,000 in the prior year period.

Net other expense for the three months ended December 31, 2017 totaled $15,000, as compared to net other expense of $1.3 million in the prior year period.  The decrease is primarily attributable to $1.2 million of non-cash expense incurred in the prior year period relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

Net income for the three months ended December 31, 2017 was $391,000, as compared to the $639,000 loss a year earlier.  The increase in net income is primarily a result of the non-cash fair value revaluation in the prior year period. The results also reflect the overall increase in net sales offset by the increase in general operating expenses and discussed above.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2017 and the three months ended December 31, 2016:

	Three Months Ended December 31, (in thousands)
	2017	2016
Net revenue
Direct-to-consumer	18.4%	24.3%
Retail	77.0%	73.7%
International	4.6%	2.0%
Total net revenue	100.0%	100.0%

Cost of revenue	65.9%	63.4%
Gross profit	34.1%	36.6%

Operating expenses
Research and development	1.1%	1.0%
Sales and marketing	26.6%	26.2%
General and administrative	4.1%	4.7%
Total operating expenses	31.8%	31.9%
Profit from operations	2.3%	4.7%

Revenue
For the three months ended December 31, 2017, revenue totaled $17.4 million, a year-over-year increase of 31.4% or $4.1 million, from the three months ended December 31, 2016.

	Three Months Ended December 31, (in thousands)
Net revenue	2017	2016
Direct-to-consumer	$3,189	$3,205
Retail	13,356	9,740
International	806	262
Total	$17,351	$13,207

Direct-to-consumer sales for the three months ended December 31, 2017 totaled $3.2 million, down $17,000, or 0.5%, from the prior year period.  The slight decrease in sales to direct-to-consumer channels is due to our increased emphasis on our retail channel, including online and brick-and-mortar retailers.

Sales to retailer customers for the three months ended December 31, 2017 totaled $13.4 million, up $3.6 million, or 37.1%, principally reflecting increased sales to existing and newly acquired retail accounts such as Macy’s, Kohl’s, and Home Depot, Home Depot.com, Amazon.com and Sur La Table.  We spent $2.6 million in advertising dollars in the retail distribution channel, primarily to promote general brand awareness, which included a broad-based campaign involving 30, 60 and 120 second television commercials and third party catalogues to help drive sales in the retail channel.

International sales totaled $806,000, as compared to $262,000 in the prior year period, as we continue to test international markets in order to understand the trends and acceptance in the international market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2017 and December 31, 2016 is as follows:

	Three Months Ended December 31, (in thousands)
	2017	2016
Product revenue
AeroGardens	$19,307	$13,524
Seed pod kits and accessories	2,111	1,994
Discounts, allowances and other	(4,067)	(2,311)
Total	$17,351	$13,207
% of total revenue
AeroGardens	111.3%	102.4%
Seed pod kits and accessories	12.1%	15.1%
Discounts, allowances and other	(23.4)%	(17.5)%
Total	100.0%	100.0%

AeroGarden sales increased $5.7 million, or 42.8%, from the prior year period, reflecting: (i) increased retail channel sales as we sold into more brick-and-mortar stores and expanded upon tests that were successful in the prior year, and (ii) continued our focus on advertising and general awareness campaigns toward the general population, which continue to inform buyers about our products.  The increase in seed pod kit and accessory sales of $116,000, or 5.8%, principally reflects the increase in our established base of AeroGardens. For the three months ended December 31, 2017, sales of seed pod kits and accessories represented 12.1% of total revenue, as compared to 15.1% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of total revenue to (23.4)% from (17.5)% in the prior year period, primarily due to increases in revenue deductions for cooperative advertising and sales discounts and allowances for certain retail accounts.

Cost of Revenue
Cost of revenue for the three months ended December 31, 2017 totaled $11.4 million, an increase of $3.1 million, or 36.5%, from the three months ended December 31, 2016.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 65.9% of revenue, as compared to 63.4% for the quarter ended December 31, 2016.  The increase in costs as a percent of revenue reflected shifts in customer mix from higher margin retailers to lower margin new retail accounts, as well as additional costs related to testing international sales markets.

Gross Profit
Our gross profit varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  We have begun international test marketing through Amazon in various countries, so this margin model may change over time.  The decrease in our gross profit is due primarily to changes in customer and product mix, particularly the introduction of AeroGarden products into new brick-and-mortar stores which carry higher return allowances.  Additionally, we experienced higher costs during the current quarter, particularly due to one-time fees related to establishing new retail customers and additional shipping costs for international and direct-to-consumer channels. The gross profit for the quarter ended December 31, 2017 was 34.1%, as compared to 36.6% for the quarter ended December 31, 2016.  The decrease in our gross profit was primarily to the shift in retailers with lower margins.

Research and Development
Research and development costs for the quarter ended December 31, 2017 totaled $186,000, an increase of $56,000 from the quarter ended December 31, 2016.  The increase principally reflected expenses related to new product design, development, testing and consulting, including some additional payroll related costs for employees spending more time in research and development.

Sales and Marketing
Sales and marketing costs for the three months ended December 31, 2017 totaled $4.6 million, as compared to $3.5 million for the three months ended December 31, 2016, an increase of 33.6%.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and order processing for our products, and consisted of the following:

	Three Months Ended December 31, (in thousands)
	2017	2016
Advertising	$3,609	$2,628
Personnel	637	564
Sales commissions	86	114
Trade shows	-	5
Travel	38	26
Media production and promotional products	31	22
Quality control and processing fees	59	34
Other	157	62
	$4,617	$3,455

Advertising expense is composed primarily of television advertising, catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  As noted above, during the three months ended December 31, 2017, we spent $3.6 million in advertising expenditures to support our retail and direct-to-consumer channels, a 37.4% year-over-year increase compared to the same period in Fiscal 2017.   The increase resulted from:  (1) retail-specific advertising, which increased to $2.6 million from $1.8 million, as the Company invested in driving product awareness through platforms made available by our retail partners; and (2) approximately $750,000 in general TV, YouTube, Facebook and other general media advertising; and (3) a $92,000 increase in direct-to-consumer advertising to $279,000.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2017, personnel costs for sales and marketing were $637,000, up $73,000 or 12.9% from the three months ended December 31, 2016.  The increase reflected employee promotions necessary to drive increased sales to retailers and through our direct-to-consumer channel.  Personnel expenses include all related payroll including departmental incentive programs, including salaries, bonuses and employee benefits.

Other marketing expenses increased year-over-year principally because of social media, market research programs, retailer marketing programs, and new products that were initiated during the current year quarter.

General and Administrative
General and administrative costs for the three months ended December 31, 2017 totaled $713,000, as compared to $627,000 for the three months ended December 31, 2016, a increase of 13.7%, or $86,000. The increase is attributable to increases in a variety of costs, including supplies, bad debt expense, and the use of outside contractors for new market and product discussion.

Operating Income
Our operating income for the three months ended December 31, 2017 was $406,000, a decrease of $216,000 from $622,000 in operating income for the three months ended December 31, 2016, The decrease reflected higher sales in both our retail and direct-to-consumer channels, including international expansion, along with higher operating, general advertising and brand awareness expenses, as discussed in greater detail above.

Net Income and Loss
For the three months ended December 31, 2017, we recorded net income of $391,000, a $1.0 million increase over the $639,000 net loss for the three months ended December 31, 2016.  The increase in the net income is primarily a result of increased sales volume in the current year period and a prior period non-cash expense related to the fair value revaluation of the Scotts Miracle-Gro warrant.

Nine Months Ended December 31, 2017 and December 31, 2016

Summary Overview
For the nine months ended December 31, 2017, total revenue of $25.6 million increased 45.2%, or $7.9 million, relative to the same period in the prior year.  Retail sales increased $7.0 million or 58.1% due primarily to our expanded housewares sales channel, which includes Sur La Table and Bed Bath & Beyond, test store offerings that were initiated in the prior year and continued focus on expanding online channels (Amazon.com, Amazon.ca, Walmart.com, etc.).  Sales in our direct-to-consumer channel increased 6.8%, or $353,000.  This increase resulted primarily due to greater visibility and continued momentum from our general advertising and marketing campaign and an increased user-base, which results in part from our increased presence on Amazon and other select online retailers.  Sales to international distributors increased $589,000 to $953,000 in the nine months ended December 31, 2017, relative to the same period in the prior year, primarily due to product testing and to our expanded distribution in certain international markets such as Amazon.uk, France, Germany, Spain and Italy.  An increased level of general advertising drove sales increases in all of our channels.

For the nine months ended December 31, 2017, total dollar sales of AeroGardens and seed pod kit accessories increased by 67.0% and 19.0%, respectively, over the prior year period.  AeroGarden sales net of allowances represented 83.5% of total revenue, as compared to 80.0% in the prior year period. This percentage increase, on a product line basis was attributable to existing and new customers purchasing AeroGardens and the introduction and expansion into retail accounts.  Seed pod kit and accessory gross sales decreased as a percent of the total sales to16.5% from 20.0% in the prior year period due to the size of the increase in garden sales; however, as noted above, the total dollar sales increased by $670,000.

During the nine months ended December 31, 2017, we spent $4.1 million in advertising expenditures to support our direct-to-consumer and retail channels, a year-over-year increase of 32.4%, compared to the same period ended December 31, 2016. These expenditures were divided as follows:

•
Retail-specific advertising increased to $2.9 million from $2.1 million for the nine months ended December 31, 2017 and December 31, 2016, respectively, as the Company invested: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts including catalogs and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

•
Other advertising related expenses increased $52,000 to $746,000 during the nine months ended December 31, 2017, due to spending on general TV, YouTube, Facebook and other media advertising. The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

•
Finally, direct-to-consumer advertising increased to $399,000 from $302,000 for the nine months ended December 31, 2017 and December 31, 2016, respectively.  This increase reflects increased spending on catalogues and increases in pay-per-click campaigns.  Efficiency, as measure by dollars of direct-to-consumer sales per dollar of related advertising expense, decreased to $13.85 or 18.9% for the nine months ended December 31, 2017, as compared to $17.08 for the same period in Fiscal 2017.

Gross profit for the nine months ended December 31, 2017 was 32.9%, as compared to 36.2% during the prior year period. This decrease was attributable to the following factors, each of which carry lower margins: (1) a shift in retailer mix and product mix which both have different margins and are dependent on whether we are selling online or in stores; (2) an increase in retail sales, relative to our direct-to-consumer sales; (3) and the introduction of new retail accounts, as compared to existing retail accounts; and; (4) expansion into the European market, which entails additional barriers to entry.  This decrease was partially offset by the introduction of new products with higher margins.  Long term, we also believe that creating increased brand awareness through advertising will help us maintain higher prices and deliver better margins.

In aggregate, our total operating expenses increased 26.0%, or $1.8 million, year-over-year, principally to support new product introductions and general brand awareness and marketing campaigns.  Gross spending increased in the following areas:

•	A $990,000 increase in advertising, primarily related to general brand awareness and marketing and promotional programs with our key retailers;

•	A $468,000 increase in personnel expenses, due to a changes to our compensation program to align with our growth initiatives and a small increase in headcount;

•
A $225,000 increase in general market research, new product samples, testing and certification, public relations and new product programs, including testing, certification, samples and illustration/language translations for international distribution; and

•	A $49,000 increase in travel to manufacturers in China and potential domestic and European customers.

As a result of continued growth in the online and housewares channels and our efforts to provide general awareness of our product, our operating loss decreased by $206,000 to $452,000 for the nine months ended December 31, 2017, from $658,000 in the prior year period.

Other income and expense for the nine months ended December 31, 2017, totaled to net other income of $33,000, as compared to net other expense of $2.2 million in the prior year period.  The net other income in the current year period is attributable to interest income, other income from consulting related revenue, and foreign exchange gains. In the prior year, net other expense was primarily attributable to non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro.

The net loss for the nine months ended December 31, 2017, was $420,000, as compared to a $2.9 million loss in the prior year. The decreased net loss is due to (i) the lack of non-cash expenses relating to the fair value revaluation of the warrant held by Scotts Miracle-Gro in the current year, as the warrant was fully exercised; (ii) higher overall sales, partially offset by sales into the lower margin retail channel; (iii) significantly increased advertising and marketing campaigns; and (iv) an increase in our compensation program incentive structure.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2017 and the nine months ended December 31, 2016:

	Nine Months Ended December 31,
	2017	2016
Net revenue
Direct-to-consumer	21.6%	29.4%
Retail	74.7%	68.6%
International	3.7%	2.0%
Total net revenue	100.0%	100.0%

Cost of revenue	67.1%	63.8%
Gross profit	32.9%	36.2%

Operating expenses
Research and development	1.6%	2.0%
Sales and marketing	25.3%	28.5%
General and administrative	7.8%	9.4%
Total operating expenses	34.7%	39.9%
Loss from operations	(1.8)%	(3.7)%

Revenue
For the nine months ended December 31, 2017, revenue totaled $25.6 million, a year-over-year increase of 45.2%, or $7.9 million, from the nine months ended December 31, 2016.

	Nine Months Ended December 31, (in thousands)
Net Revenue	2017	2016
Direct-to-consumer	$5,524	$5,172
Retail	19,077	12,069
International	953	364
Total	$25,554	$17,605

Direct-to-consumer sales for the nine months ended December 31, 2017 totaled $5.5 million, up $353,000, or 6.8%, from the prior year period.  This increase was caused by pricing strategies to drive direct-to-consumer sales during our non-peak season and continued cumulative momentum from our general brand awareness campaigns.

Sales to retailer customers for the nine months ended December 31, 2017 totaled $19.1 million, up $7.0 million, or 58.1%, from the prior-year period, principally reflecting increased sales to existing Amazon.com, Amazon.ca and Walmart.com accounts and expansion into new and existing retail accounts in the housewares channel, including Bed, Bath and Beyond, Sur la Table and Home Depot.

International sales for the nine months ended December 31, 2017 increased $589,000, primarily due to sales testing in Europe and as we continue to understand international market factors.

Our products consist of AeroGardens, seed pod kits and accessories.  A summary of the sales of these product categories for the nine months ended December 31, 2017 and December 31, 2016 is as follows:

	Nine Months Ended December 31, (in thousands)
	2017	2016
Product Revenue
AeroGardens	$27,585	$16,515
Seed pod kits and accessories	4,195	3,525
Discounts, allowances and other	(6,225)	(2,436)
Total	$25,554	$17,605
% of Total Revenue
AeroGardens	107.9%	93.8%
Seed pod kits and accessories	16.5%	20.0%
Discounts, allowances and other	(24.4)%	(13.8)%
Total	100.0%	100.0%

AeroGarden sales increased $11.1 million, or 67.0%, from the prior year period, reflecting increased sales in both the retail and direct-to-consumer channels.  This percentage increase was attributable to sales to new and existing customers and expansion and product introduction into new retail accounts.  Sales of seed pod kits and accessories increased $669,000, or 19.0%, reflecting an increase in both direct-to-consumer and retail sales, as well as the increase in our established base of AeroGardens.  For the nine months ended December 31, 2017, sales of seed pod kits and accessories represented 16.4% of total revenue, as compared to 20.0% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, increased as a percent of the total to (24.4)% from (13.8)% in the prior year period due to higher deductions and accruals for sales allowances and future discounts for new in-store retail accounts.

Cost of Revenue
Cost of revenue for the nine months ended December 31, 2017 totaled $17.1 million, an increase of $5.9 million, or 52.6%, from the nine months ended December 31, 2016.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and shipping products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue for the nine months ended December 31, 2017, represented 67.1% of revenue, as compared to 63.8% during the nine months ended December 31, 2016.  The increase in costs as a percent of revenue resulted from our revenue mix shift from higher margin direct-to-consumer customers to lower margin retailers, including product mix and specific retailer mix within the retail channel, as we expand in-store sales in the housewares channel.

Gross Profit
Our gross profit varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms, with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  We have begun testing selling internationally through Amazon in various countries, so this margin model may change over time.  We saw increases at our established accounts, including direct-to-consumer, which were offset by the lower margins at some new retail accounts.  The gross profit for the nine months ended December 31, 2017 was 32.9% as compared to 36.2% for the nine months ended December 31, 2016.

Research and Development
Research and development costs for the nine months ended December 31, 2017 totaled $419,000, an increase of 21.4%, or $74,000, from the nine months ended December 31, 2017.  The increase reflects prototype development, shipping expenses and increased employee headcount, partially offset by decreases in new product certification and testing expenses and $60,000 of consulting fee reimbursements.

Sales and Marketing
Sales and marketing costs for the nine months ended December 31, 2017 totaled $6.5 million, as compared to $5.0 million for the nine months ended December 31, 2016, an increase of 28.8%, or $1.4 million.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and order processing for our products, and consisted of the following:

	Nine Months Ended December 31, (in thousands)
	2017	2016
Advertising	$4,050	$3,060
Personnel	1,613	1,431
Sales commissions	116	106
Trade shows	1	6
Travel	124	98
Media production and promotional products	41	34
Quality control and processing fees	144	82
Other	372	187
	$6,461	$5,004

Advertising expense totaled $4.1 million for the nine months ended December 31, 2017, a year-over-year increase of 32.4%, or $990,000.  These expenditures included:  (1) retail-specific advertising increased to $2.9 million from $2.1 million, as we invested in driving product awareness through platforms made available by our retail partners; (2) $750,000 in general TV, YouTube, Facebook and other general media advertising; and (3) direct-to-consumer advertising, which increased to $399,000 from $302,000.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the nine months ended December 31, 2017, personnel costs for sales and marketing were $1.6 million, up from $1.4 million for the nine months ended December 31, 2016, an increase of 12.7%.  The increase reflected employee promotions necessary to drive the growth in retail sales and through the direct-to-consumer channel.  Personnel expenses include all related payroll including departmental incentive programs, including salaries, bonuses and employee benefits.

Other marketing expenses increased year-over-year because of increases in a variety of spending categories, including additional travel, social media, market research, retailer marketing programs, third party sales tax software and new products that were initiated during the current year quarter.

General and Administrative
General and administrative costs for the nine months ended December 31, 2017 totaled $2.0 million, as compared to $1.7 million for the nine months ended December 31, 2016, an increase of 18.7%, or $295,000.  The increase is attributable to a variety of categories including supplies, bad debt expense, and the use of outside contractors for new market and product issues.

Operating Loss
Our operating loss for the nine months ended December 31, 2017 was $452,000, an improvement of $206,000 from the operating loss of $658,000 for the nine months ended December 31, 2016.  The decreased operating loss was attributable to increased sales in both the retail distribution and direct-to consumer channels, partially offset by increased advertising expenses designed to drive brand awareness, as discussed in greater detail above.

Net Loss
The net loss for the nine months ended December 31, 2017 was $420,000, as compared to a $2.9 million net loss in the prior year, as discussed above.

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

	Nine Months Ended December 31, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,524	$20,030	$-	$25,554
Cost of revenue	3,785	13,364	-	17,148
Gross profit	1,739	6,667	-	8,406
Gross profit percentage	31.5%	33.3%	-	32.9%
Sales and marketing (1)	252	3,784	372	4,408
Segment profit	1,487	2,883	(372)	3,998
Segment profit percentage	26.9%	14.4%	-	15.6%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Nine Months Ended December 31, 2016
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,172	$12,433	$-	$17,605
Cost of revenue	3,161	8,074	-	11,235
Gross profit	2,011	4,359	-	6,370
Gross profit percentage	38.9%	35.1%	-	36.2%
Sales and marketing (1)	190	2,910	187	3,287
Segment profit	1,821	1,449	(187)	3,083
Segment profit percentage	35.2%	11.7%	-	17.5%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $6.2 million for the nine months ended December 31, 2017, as compared to cash used of $439,000 in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt (recoveries) allowances, change in fair value of the Scotts Miracle-Gro warrant liability and non-cash compensation expense, totaled to a net gain of $238,000 for the nine months ended December 31, 2017, as compared to a net gain of $3.5 million in the prior year period.  The increase principally reflected non-cash expenses, including charges arising from the change in fair value of the derivative warrant liability in the prior year, depreciation and non-cash compensation expenses.

Changes in current assets used net cash of $10.3 million during the nine months ended December 31, 2017, principally from increases in inventory and accounts receivable balances, as a result of our retail channel sales during the peak holiday season.

As of December 31, 2017, the total inventory balance was $5.9 million, representing approximately 103 days of sales activity, and 47 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended December 31, 2017, respectively.  The days in inventory calculation is based on the three months of sales activity is greatly affected by the seasonality of our sales, which are at their highest level during our quarter ending December 31.

Current operating liabilities increased $4.3 million during the nine months ended December 31, 2017, because of seasonal increases in all operating liability accounts.  Accounts payable as of December 31, 2017 totaled $2.9 million, representing approximately 34 days of daily expense activity, and 16 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended December 31, 2017, respectively.

Net investing activity used $464,000 of cash in the current year period, principally because of the purchases of equipment as we introduce new products.

Net financing activity used net cash of $24,000 during the nine months ended December 31, 2017, due the Term Loan agreement with Scotts Miracle-Gro.

Cash
As of December 31, 2017, we had a cash balance of $2.2 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $8.8 million as of March 31, 2017, of which $15,000 was restricted.  The decrease in cash is primarily attributable to the purchase of inventory in the current quarter to meet peak season sales demand, in particular to satisfy the current period load-in sales with brick-and-mortar retail customers.

Borrowing Agreements
As of December 30, 2017 and March 31, 2017, we have no outstanding long-term debt; however, we have entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro.  The Company borrowed $1.0 million under the Term Loan in October 2017 and, as of December 31, 2017, we repaid the outstanding balance and accrued interest in full.

Cash Requirements

We generally require cash to:

•	fund our operations and working capital requirements;
•	develop and execute our product development and market introduction plans;
•	execute our sales and marketing plans;
•	fund research and development efforts; and
•	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $2.2 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of December 31, 2017;
•	our cash of $7.0 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of February 5, 2018,
•
continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan from Scotts Miracle-Gro of up to $2.0 million, of which we had borrowed $1.0 million and subsequently repaid the full principal amount and accrued interest as of December 31, 2017;

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

On September 13, 2017, the Company entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro.  The proceeds are available as needed in increments of $500,000 not to exceed $2.0 million with a due date of March 30, 2018.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum to be paid quarterly in arrears in cash, at the end of each September, December and March.  The funding provides general working capital and funds to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  During the quarter we borrowed $1.0 million against the $2.0 million loan in order to purchase inventory in advance of our peak selling season.  As of December 31, 2017, we fully repaid the principal and accrued interest due on the Term Loan.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

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

Results of Operations
There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

•	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer;
•	uncertainty regarding the impact of macroeconomic conditions on consumer spending;
•	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations;
•	the seasonality of our business, in which we have historically experienced higher sales volume (September through March);
•	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China; and
•	the success of our Scotts Miracle-Gro relationship.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 8, 2018, Jack J. Walker and Wayne Harding informed the Board of Directors of the Company that he intends to resign from the Board of Directors effective as of March 31, 2018. Mr. Walker has served as a member of the Company’s Board of Directors since February 2006 and currently serves as a member of its Audit Committee and Governance, Nominating and Compensation Committee. Mr. Walker’s decision was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.  Mr. Harding has served as an independent member of the Company’s Board of Directors since 2010 and currently serves as a member of its Audit Committee. Mr. Harding’s decision was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)
4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.2	Form of Warrant Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 23, 2013)
4.3	First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 9, 2015)
4.4	Second Amendment to Warrant Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed July 21, 2016)
4.5	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)
4.6	Voting Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 23, 2013)
4.7	Waiver Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed July 21, 2016)
4.8	Third Amendment to the Technology License Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q filed November 13, 2017)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: February 13, 2018	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 13, 2018	/s/ Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)