Form 10-K
period 2018-03-31
AeroGrow International, Inc.
filed 2018-06-28
CIK 1316644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

(Commission File No.)  001-33531

AEROGROW INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	46-0510685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6075 Longbow Drive, Suite 200
Boulder, Colorado 80301
(303) 444-7755
 (Address, including zip code and telephone number, including area code, of registrant’s of principal executive office)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2017 was $17,256,954, the last day of our most recent second quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant’s common stock outstanding as of June 14, 2018 is 34,328,036

DOCUMENTS INCORPORATED BY REFERENCE

None

AeroGrow International, Inc.
Annual Report on Form 10-K
Year Ended March 31, 2018

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

Our Business

AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use and priced to appeal to the gardening, cooking, healthy eating, and home and office decor markets. We offer multiple lines of proprietary indoor gardens, grow lights, a patented nutrient formula, more than 40 corresponding proprietary seed pod kits, and various cooking, gardening and decor accessories, primarily in the United States and Canada, as well as selected countries in Europe. As of March 31, 2018, we have manufactured and shipped approximately 1.7 million AeroGarden® units and approximately 3.6 million seed pod kits to consumers worldwide, through the following two sales channels:

•	Retail Sales Channel, both online and in-store retail distribution (with about 1,300 brick and mortar store fronts carrying our products) in North America, and in three countries internationally; and
•
Direct-to-Consumer Sales Channel, predominantly online via our website based upon traffic from our catalogues, commercials and other awareness campaigns.  We mailed approximately 279,000 catalogues in the fiscal year ended March 31, 2018 (“Fiscal 2018”).  In Fiscal 2018, we also utilized 30, 60 and 120 second television commercials.  In prior years, we have also utilized direct television sales, including infomercials and 60 and 120 second television commercials, mall kiosks, and print and radio advertisements.

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

Beginning in April 2013, we began to sell to retail customers again due to the improving economic conditions and our strategic alliance with a subsidiary of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”).  In September 2017, Scotts Miracle-Gro provided us with up to $2.0 million of incremental working capital on an as needed basis.  Interest was charged at the stated rate of 10% per annum.   We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  See “April 2013 Scotts Miracle-Gro Strategic Alliance” below.

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

Our indoor gardening units are sold designed to match customer needs and interests with the appropriate garden unit features and benefits at retail list prices ranging from approximately $90 to $700, depending on size, design elements, light intensity and other automated features.  As is customary, we sometimes offer temporary discounts and targeted promotions that are designed to generate higher sales volume.

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

Technology Licensing Agreement.  Under the Technology Licensing Agreement, Scotts Miracle-Gro granted us an exclusive license to use the Hydroponic IP in North America and certain European Countries ( collectively, the “AeroGrow Markets”) in return for a royalty of 2% of annual net sales, as determined at the end of each fiscal year through March 2018. For the first four years of the agreement, we paid the royalty in shares of common stock.  The initial term of the Technology Licensing Agreement was five years, but is renewable for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term. As disclosed in a Current Report on Form 8-K filed on April 4, 2018, we renewed the Technology Licensing Agreement for an additional five-year term ending in March 2023.

Brand Licensing Agreement.  Under the Brand Licensing Agreement, we may use certain of Scotts Miracle-Gro trade names, trademarks and/or service marks to rebrand the AeroGarden, and, with the written consent of Scotts Miracle-Gro, other products in the AeroGrow Markets in exchange for our payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in net sales, as compared to net sales during the fiscal year ended March 31, 2013.  The initial term of the Brand Licensing Agreement was five years, but is renewable for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term.  As disclosed in a Current Report on Form 8-K filed on April 4, 2018, we renewed the Brand Licensing Agreement for an additional five-year term ending in March 2023.

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

Proprietary Technology and Intellectual Property

Since our inception in 2002, we have been innovating, simplifying, and integrating proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed pod kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop eight different models of indoor gardens, each with different features and technology groupings, with list prices ranging from approximately $90 to $700.  Multiple patent applications have been filed in the United States and internationally to protect the inventions that are exclusively used in our indoor garden system and seed pod kits, and seven patents have been issued (four in the United States and three internationally).  We have also obtained access to, both domestically and internationally, trademarks and certain domain names, including AeroGrow.com, AeroGarden.com, AeroGarden.net, AeroGarden.tv, AeroGarden.biz, and Getthegarden.com, among others.

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

This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision-maker of the Company). Financial information about these segments for the fiscal year ended March 31, 2018 and is presented in Note 10 - “Segment Information” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  The products described below are offered are not mutually exclusive to a specific segment.  The description of products and processes throughout this form are applicable to both segments.

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

Gardener Market. A recent study conducted by the National Gardening Association states that gardening is America’s number one hobby with more than 81 million households active in gardening.  Based upon this survey, there were estimated to be 36 million households participating in food gardening and 13 million households participating in fresh herb gardening.  We believe that our indoor gardening products and related products offer both expert and novice gardeners several major benefits not readily available through traditional gardening methods, including:

•	the ability to grow fresh herbs, lettuces, vegetables, tomatoes, and flowers year-round, regardless of indoor light levels or seasonal weather conditions;

•	the ability to easily start growing plants indoors during colder months and then transplant them outdoors at the onset of the outdoor growing season;

•	the ability to use stem cuttings to propagate multiple reproductions of the desired plants in our indoor gardening products; and

•	the ease of growing in our indoor gardens, in contrast to the toil associated with traditional gardening, including preparing the soil, planting, thinning, weeding, watering, and removing pests.

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

Products

AeroGarden Indoor Gardens.  We offer nine different indoor garden models with list prices ranging from approximately $90 to $700 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusion of plant support systems.

Our AeroGarden product line is divided into eight main categories:

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

•
AeroGarden 6 Series – The AeroGarden 6 series has a compact, triangular shape that is a perfect fit for kitchen counter-top corners with energy efficient LED lighting. It has a smaller footprint than the AeroGarden 7 and as a result features six pods for planting. The list prices start at $159.95.

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

•
AeroGarden Bounty Series – A nine pod garden with a more powerful LED lighting system to deliver higher yields and the ability to grow more plants.  This garden includes and interactive LCD display panel that utilizes screen prompts to walk users through the planting process.  Some models also include stainless steel trim.  List prices start at $349.95.

•
AeroGarden Farm Series – A twenty-four pod garden, the biggest garden to date, with a more powerful LED lighting system to deliver higher yields and the ability to grow more plants.  This garden includes and interactive LCD display panel that utilizes screen prompts to walk users through the planting process and two independently adjustable lighting panels.  List prices start at $599.95.

In fiscal year 2015, we introduced a series of LED grow light systems that enhance plant growth and were generally well-received in the market.  The LED lighting systems were available on the AeroGarden 7, the AeroGarden Extra and the AeroGarden ULTRA.  The Company has continued to release additional LED grow light systems and AeroGardens with different control panel options and colors and has almost completely moved away from any models with CFL lighting systems.

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

Channel/Consumer Strategy.  As of March 31, 2018, our products were offered in approximately 1,000 storefronts in North America, as well as through select online retailers such as Amazon.com and Sur La Table.com. We plan to expand and revise our retail presence during the coming fiscal year as our trials with specific retailers and brick and mortar stores are revised and examined.  For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

Direct-to-Consumer Sales.  In 2007, we began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In Fiscal 2018, we mailed approximately 518,000 catalogues.  With our catalogue sales we focus on remarketing to current customers and also prospecting for new customers using database marketing techniques.

We established our first consumer product website in the fall of 2006 and supplemented this website in late 2007 with search engine advertising, banner advertising, email campaigns and web affiliate programs.  In the fall of 2008 we took on in-house management of many of these programs from third-party providers and have seen resulting increases in efficiency.

A key focus of our web and catalogue marketing is to maximize the lifetime value of AeroGrow customers through repeat sales of our seed pod kits, light bulbs and accessories. During Fiscal 2018, direct-to-consumer sales represented 25.3% of our total net sales.

Retail Sales.  Initial shipments to retailers commenced in March 2006.  Over the next several years, we rapidly grew our retail distribution and as of March 31, 2009 our products were being sold through approximately 7,500 stores in North America.  We then began to reduce our sales to retailers (as discussed above) and as of March 31, 2013 our products were only sold through 72 stores in North America.  Since March 31, 2013, we have renewed our focus on reaching the end-consumer through the retail market and dramatically increased our visibility in stores.  In Fiscal 2018, our products were sold in approximately 1,000 stores and sales to retailers represented 71.0% of our total net sales.

During Fiscal 2018, sales to Amazon.com, Inc. represented approximately 42.5% of our retailer sales and approximately 30.2% of our total sales. As we continue our expansion of our retail sales efforts during the coming fiscal year, we expect to continue our sales with strong retailers as a result of our strategic alliance with Scotts Miracle-Gro.

International Sales.   In Fiscal 2018, international sales were conducted through third-party distributors and we began to focus efforts on new retailers such as Amazon.co.uk.  During Fiscal 2018, international sales represented 3.7% of our total net sales, as we continued to expand into Europe, including the United Kingdom, Germany, Italy, Spain and France.

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

Personnel

As of March 31, 2018, AeroGrow employed 34 full-time employees.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good.  Historically, our outsourced business also included manufacturing, telemarketing, infomercial production, fulfillment and shipping.   Additional employees and/or consultants may be hired in the future as our operations merit.

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

Since we commenced operations in 2002, and through March 31, 2018, we incurred substantial losses, including a net loss of $442,000 for the twelve month period ended March 31, 2018.  As of March 31, 2018, our losses have resulted in an accumulated deficit of $128.1 million.  The future success of our business will depend in part on our ability to use the Scotts Miracle-Gro partnership to: (i) profitably expand sales of our AeroGarden indoor garden systems, seed pod kits and accessory products; (ii) develop new product extensions and applications; and (iii) efficiently spend marketing dollars to gain customer acceptance.

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

In Fiscal 2018, our net sales to one retail customer, Amazon.com, Inc., totaled 42.5% of our total net sales to retailers and 30.2% of our total net sales.  The loss of this significant customer, or a significant decline in orders could materially affect our sales of indoor garden systems, seed pod kits and accessories, and could therefore have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

The success of our business operations depends significantly on consumer confidence and discretionary spending, which deteriorated during the worldwide economic downturn in 2008-2012.  A re-occurrence of the economic downturn and the consequent impact on consumer spending, particularly in the United States and Canada, could adversely impact our revenue, ability to market our products, build customer loyalty, or otherwise implement our business strategy.  In such a scenario, we would experience a material adverse effect on our business, prospects, results of operations, and financial condition.

Our revenue and level of business activity are highly seasonal, requiring us to staff our operations, incur overhead and marketing costs, purchase and manufacture inventory, and incur other operating costs in advance of having firm customer orders for our products.  A material variance in actual orders relative to anticipated orders could have an adverse impact on our business.

For the fiscal year ended March 31, 2018, approximately 60.1% of our total net sales occurred during four consecutive calendar months (October through January).  We must therefore estimate sales in advance of the anticipated peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.  Shortfalls in the supply of our products could result in a significant loss of revenue due to lack of adequate product inventory.  For example, the cobranding of our product with the “Miracle-Gro AeroGarden” trade name caused a delay in available inventory during the first six months of Fiscal 2014.  Additionally, during the third and fourth quarters of Fiscal 2013, a labor strike in the ports of Los Angeles and Long Beach delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during that time period. Alternatively, a shortfall in actual demand for our products, relative to forecast, during peak months could cause us to liquidate excess inventory at a loss or at substantially lower margins.  In any of these cases, we may not generate enough revenue to cover expenses incurred throughout the balance of the year.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

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

Increases in tariffs or other taxes on our products or equipment and supplies could have an adverse impact on our operations.

We purchase a significant portion of supplies from suppliers outside the United States. The United States and other countries have levied tariffs and taxes on certain goods. Further tariffs, additional taxes, or trade barriers may increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary supplies, which could have a material adverse effect on our business, results of operations, or financial conditions.

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

From our inception through March 31, 2018, we have sold approximately 2.0 million AeroGardens and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have a material adverse effect on our business prospects, results of operations and financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

In Fiscal 2018, we leased a 9,868 square foot office space in, Boulder, Colorado, with a current monthly rent of $11,000, which is subject to annual increases of 3.5%.  We also pay our proportionate share of building taxes, insurance and operating expenses. The current lease term expires on September 30, 2019. As of April 1, 2018, we agreed to lease an additional 1,314 square feet at the same location, which increased the monthly rent to $12,000.  The lease agreement contains other standard office lease provisions.

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

	Fiscal Year Ended 3/31/18		Fiscal Year Ended 3/31/17
	High	Low	High	Low
1st Quarter - Ended June 30	$2.95	$2.26	$2.85	$1.62
2nd Quarter - Ended Sept 30	$2.85	$2.15	$4.55	$2.38
3rd Quarter - Ended Dec 31	$2.63	$2.17	$5.42	$3.40
4th Quarter - Ended Mar 31	$3.44	$2.23	$4.04	$2.30

Holders

As of June 14, 2018, we had approximately 456 holders of record of our common stock.  A substantially greater number of stockholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for additional information about holders of our common stock.

Dividends

We issued a special one-time dividend based on Scotts Miracle-Gro’s exercise of the warrant.  On November 29, 2016 (during Fiscal Year 2017), the board of directors declared a cash distribution of $1.21 per share of Common Stock. The dividend was paid on January 3, 2017, to shareholders of record on December 20, 2016.  Otherwise, we have never declared or paid cash dividends on our common stock.  We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to compliance with covenants under any existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report under the heading “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during Fiscal Year 2018.

ITEM 6. SELECTED FINANCIAL DATA

Statements of Operations Data
	Fiscal Years ended March 31,
(in thousands, except per share data)	2018	2017
Revenues	$32,298	$23,609
Cost of revenue	21,598	15,044
Gross profit	10,700	8,565
Operating Expenses
Research and development	558	392
Sales and marketing	8,071	6,125
General and administrative	2,519	2,394
Total operating expenses	11,148	8,911
Loss from operations	(448)	(346)
Other income (expense)	6	(2,252)
Net loss	$(442)	$(2,598)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	534	(2,167)
Net (loss) attributable to common shareholders	$92	$(4,765)

Net income (loss) per share, basic and diluted	$0.00	$(0.31)
Weighted average number of common shares outstanding, basic and diluted	31,128	15,547
Weighted average number of common shares outstanding, diluted	31,212	15,547

Balance Sheet Data
(in thousands)	2018	2017
Cash and cash equivalents	$7,497	$8,819
Total assets	$18,167	$15,514
Total liabilities	$5,424	$3,615
Total stockholders’ equity	$12,743	$11,899

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

Executive Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded our operations and currently offer nine different indoor garden models, more than 40 seed pod kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in other countries and we have continued to expand our market into Europe, including the United Kingdom.

Background of Scotts Miracle-Gro Alliance – Fiscal Years 2014-2018
As disclosed above under the caption “Item 1. Business,” we entered into a Securities Purchase Agreement and strategic alliance in April 2013 with a wholly owned subsidiary of Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, we issued (i) 2,649,007 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In November 2016, Scotts Miracle-Gro converted all of its Series B Preferred Stock and exercised all of its warrants into common stock and presently owns approximately 80% of the Company’s outstanding common stock. In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement in which we agreed to sell all intellectual property associated with our hydroponic products, other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement. In addition to the initial working capital infusion of approximately $4.5 million in Fiscal Year 2014 from the Securities Purchase Agreement and Intellectual Property Sale Agreement, as well as ongoing seasonal term loans to fund operations through Fiscal Year 2018, we believe that the strategic alliance affords us the use of the globally recognized and highly trusted Miracle-Gro brand name.

We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We have used the opportunities provided by our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail sales channels.  During the first six months of Fiscal 2014, we cobranded our products with the Miracle-Gro AeroGarden trade name.  We have since renewed our focus in growing the business via retail markets as we grow awareness of our newly cobranded product.   During Fiscal 2018, we continued our strategic growth initiative by offering our products in approximately 1,000 stores and we also enhanced the depth and breadth of our direct sales distribution channels by distributing approximately 518,000 direct mail catalogues, significantly increasing our web-selling presence and developing a robust e-mail marketing program.  In Fiscal 2018, approximately 25.3% of our total sales were to direct customers and approximately 74.7% of our total sales were to retail customers.  Amazon.com, Inc., our largest retailer customer, comprised approximately 42.5% of our sales to retailers and 30.2% of our total sales during Fiscal 2018.

New Developments – Fiscal Year 2018
In July 2017, we also entered into a $2.0 million Term Loan Agreement with Scotts Miracle-Gro in order to provide incremental working capital in advance of our peak selling season. Interest was charged at the stated rate of 10% per annum.

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

	March 31,	March 31,
	2018	2017
(in thousands)
Finished goods	$4,117	$2,274
Raw materials	930	647
	$5,047	$2,921

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the product lifecycle.  As of March 31, 2018 and 2017, the Company reserved $66,000 and $362,000, respectively, for inventory obsolescence.  The decrease in the inventory obsolescence is attributable to further examining aged inventory and disposing of the inventory that had been reserved.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following: (i) a product is shipped under an agreement with a customer; (ii) risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions and other volume-based incentives. Certain incentive programs require the Company to estimate based on industry experience the number of customers who will actually redeem the incentive. As of March 31, 2018 and March 31, 2017, the Company accrued $430,000 and $304,000, respectively, as its estimate for the foregoing deductions and allowances.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.   Based upon the foregoing, the Company recorded a provision for potential future warranty costs of $111,000 and $125,000, as of March 31, 2018 and March 31, 2017, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods. This allowance is deducted from payments made to us by such retailers.  As of March 31, 2018 and March 31, 2017, the Company recorded a reserve for customer returns of $293,000 and $175,000, respectively.

Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are recorded in cost of revenue.  Shipping and handling costs associated with freight out to customers are also included in cost of revenue.  Shipping and handling charges paid by customers are included in product sales.

Stock Based Compensation
The Company accounts for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-55 Shared-Based Payment.  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued.  For the years ended March 31, 2018, and 2017, equity compensation in the form of stock options and grants of restricted stock that vested totaled $0 and $152,000, respectively, and is included in the accompanying statements of operations in the following categories:

	Fiscal Years Ended March 31,
	2018	2017
(in thousands)
General and administrative	$-	$27
Sales and marketing	-	125
Total	$-	$152

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

Advertising expenses for the years ended March 31, 2018 and March 31, 2017, were as follows:

	Fiscal Year Ended March 31, (in thousands)
	2018	2017
Direct-to-consumer	$579	$424
Retail	3,412	2,533
General	759	706
Total advertising expense	$4,750	$3,663

As of March 31, 2018 and March 31, 2017, the Company deferred $14,000 and $24,000, respectively, related to such media and advertising costs, including catalogue costs (as described above) and commercial production costs.  The costs are included in the prepaid expenses and other line of the balance sheets.

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

New Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows.”  The new guidance will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents is required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted this new guidance in the first quarter of Fiscal Year 2018; the adoption did not have a material impact on our financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Compensation Accounting,” which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The standard became effective for us in Fiscal Year 2018 and did not have a material impact on our financial statements.

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

In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year of previously issued ASU 2014-09, “Revenue from Contracts with Customers,” which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of Fiscal Year 2019 using one of two prescribed methods.  We anticipate we will adopt the modified retrospective transition method and are currently do not believe there will be a material impact on our consolidated financial statements and disclosures.

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

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last two fiscal years:

	Fiscal Years Ended March 31,
	2018	2017
Net revenue
Direct-to-consumer	25.3%	31.9%
Retail	71.0%	65.2%
International	3.7%	2.9%
Total net revenue	100.0%	100.0%

Cost of revenue	66.9%	63.7%
Gross profit	33.1%	36.3%

Operating expenses
Research and development	1.7%	1.7%
Sales and marketing	25.0%	25.9%
General and administrative	7.8%	10.1%
Total operating expenses	34.5%	37.7%

Loss from operations	(1.4%)	(1.4%)

Total other income/(expense), net	0.0%	(9.5%)

Net loss	(1.4%)	(10.9%)

Fiscal Years Ended March 31, 2018 and March 31, 2017

Summary Overview
Our net revenue in Fiscal 2018 totaled $32.3 million, an increase of 36.8% from Fiscal 2017 revenues.  This increase was primarily due to our increased focus on selling through web/internet channels (Amazon.com, etc.) and further expansion into the retail channel through houseware customers (namely Bed Bath & Beyond, and Sur La Table).  Additionally, the sales increase relates to newly acquired retail accounts including Macy’s and Kohl’s and a reintroduction into Home Depot.  In addition, we believe an increased level of general advertising drove sales increases in all of our channels.

Our sales to retailer customers increased by 48.8% to $22.9 million during Fiscal 2018.  Retailer sales encompass sales to both traditional in-store and on-line retailers.  The increase in sales to retailers reflected sales to the existing Amazon.com and Bed Bath & Beyond accounts, as well as newly acquired retail accounts such as Macy’s and Kohls. We spent $3.3 million in advertising dollars in the retail distribution channel, primarily to promote general brand awareness which included a broad-based campaign involving 30, 60 and 120 second television commercials and third party catalogues.

Direct-to-consumer sales during Fiscal 2018 increased to $8.2 million, an increase of 8.6%, despite dramatically increased competition from our on-line retailers (primarily Amazon.com). However, we believe that our increased presence on Amazon and other select online retailers leads to greater visibility, as well as continued momentum from our general advertising and marketing campaign and an expanded user-base, contribute to increased direct-to-consumer sales.

International sales during Fiscal 2018 increased to $1.2 million, an increase of 77.4%, as we continue to test the international markets and understand the trends and acceptance of our product in international markets. The international markets consisted primarily of sales to Amazon platforms in the United Kingdom, Germany, France, Italy and Spain.

For the year ended March 31, 2018, total dollar sales of AeroGardens and seed pod kit accessories increased by 50.2% and 39.9%, respectively.  AeroGarden sales net of allowances represent 77.7% of total revenue as compared to 78.1% in the prior year period.  This percentage decrease, on a product line basis, was primarily attributable to existing and new customers purchasing several new accessories such as the new variations of the LED lights and lighting systems.  Seed pod kit and accessory gross sales increased as a percent of the total sales from 21.9% in Fiscal 2017 to 22.3% in Fiscal 2018, primarily as a result of the continued popularity of AeroGardens that have been placed in service over the past few years; additionally, as noted above, the total dollar sales increased by $2.1 million.

For Fiscal 2018, we incurred $4.8 million in advertising expenditures, a 30.0% year-over-year increase compared to the Fiscal Year ended 2017, which includes $750,000 in general television, YouTube, Facebook and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand and indoor gardening category to support the growth in both our direct-to-consumer and retail channels.  Overall advertising efficiency (measured as total revenue per dollar of advertising expense) increased from $6.45 to $6.80 for the years ended March 31, 2017 and March 31, 2018, respectively, due to a similar focus on general advertising and brand awareness and expanded focus on retail advertising. These expenditures included:

•
Direct-to-consumer advertising increased 36.6% to $579,000 from $424,000 for the year ended March 31, 2018 and March 31, 2017, respectively.  This increase reflects an increase in advertising spending for catalogues.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, declined to $14.1, or 20.5%, for the fiscal year ended March 31, 2018, as compared to $17.8 for Fiscal 2017. Catalogue advertising expenses increased during the year and which helped drive the efficiency of advertising expenses, however, we spent more on other direct-to-consumer measurable media, which wasn’t able to drive as efficient of advertising expenses.

•
Retail advertising increased $0.9 million to $3.4 million for the year ended March 31, 2018, as we focused on driving product awareness on behalf of our retail partners and invested in: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.). We anticipate that increased advertising in the retail channel will generate greater customer awareness and also help drive direct-to-consumer sales.

•
Finally, in support of driving increased levels of category and brand awareness during the year ended March 31, 2018, we spent over $750,000 in general television, YouTube, Facebook and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

The combination of all of the factors cited above helped drive a year-over-year increase in total net revenues of 36.8% to $32.3 million in Fiscal 2018.
Our gross margin for Fiscal 2018 was 33.1%, down from 36.3% in the prior fiscal year.  This decrease was caused by: (i) a shift in retailer and product mix, both of which have different margins and are dependent on whether we are selling online or in stores; (ii) an increase in retail sales, relative to our direct-to-consumer sales (i.e., channel mix); (iii) and the introduction of new retail accounts, as compared to existing retail accounts; and; (iv) expansion into the European market, which entails additional costs as we try to grow the business.  This decrease was partially offset by the introduction of new products with higher margins.  Long term, we also believe that creating increased brand awareness through advertising will help us maintain higher prices and deliver better margins.
Operating expenses for Fiscal 2018 totaled $11.1 million, an increase of 25.1% or $2.2 million over the prior fiscal year.  Even with the increases in spending noted above, which is primarily due to the increase in advertising, operating expenses as a percentage of total revenue decreased 3.2% year-over-year. Gross spending increased in the following areas:

•	A $1.1 million increase in advertising, primarily related to general brand awareness and marketing and promotional programs with our key retailers;
•	A $646,000 increase due to a changes to our compensation program to align with our growth initiatives and a small increase in headcount;
•
A $350,000 increase in general market research, new product samples, testing and certification, public relations and new product programs, including testing, certification, samples and illustration/language translations for international distribution; and

•	An $83,000 increase in travel to manufacturers in China and potential domestic and European customers.

General and administrative expense totaled $2.5 million during Fiscal 2018, an increase of 5.9% or $125,000 as compared to the prior year, primarily due to increases in travel, bad debt, the use of outside contractors for new market and product issues and office supplies, partially offset by decreases in insurance, depreciation and employee related expenses such as non-cash compensation.

Research and development costs also increased 41.3% year-over-year, or $166,000 in Fiscal 2018.  Research and development spending increased in Fiscal 2018, particularly related to the addition of full-time employees to expedite our new product development process which replaces some design and consulting contractors used in the prior year, travel to develop new product manufacturer capabilities, market research and new product development, and testing certifications, partially offset by reimbursable consulting fees based on agreements with Scotts Miracle-Gro.

Our loss from operations totaled $448,000 for Fiscal 2018, as compared to a loss of $346,000 in the prior year.  The decreased loss primarily reflected the $8.8 million increase in sales, offset by decreased gross margin and increased sales and marketing expenses (as discussed above).

Other income for Fiscal 2018 totaled $6,000, as compared to other loss of $2.3 million in the prior year.  The net other income in the current year period included interest income recognized from our improved cash position.  The net other loss in the prior year included a non-cash loss of $2.1 million to reflect the change in fair value of the Scotts Miracle-Gro warrant and $108,000 of interest expense related to the loan with Scotts Miracle-Gro.

Our net loss for Fiscal 2018 totaled $442,000, a $2.2 million decrease over the net loss of $2.6 million in Fiscal 2017, primarily due to increase in the change in fair value of the Scotts Miracle-Gro warrant, partially offset by higher sales volumes and an increase in operating margins as we continued to refine our selling strategy.

Revenue
The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2018, and March 31, 2017:

Fiscal 2018	Quarters ended				Year ended
(in thousands)	30-Jun-17	30-Sep-17	31-Dec-17	31-Mar-18	31-Mar-18
Sales – direct-to-consumer	$1,425	$911	$3,189	$2,647	$8,172
Sales – retail	974	4,746	13,356	3,839	22,915
Sales – international	63	84	806	258	1,211
	$2,462	$5,741	$17,351	$6,744	$32,298

Fiscal 2017	Quarters ended				Year ended
(in thousands)	30-Jun-16	30-Sep-16	31-Dec-16	31-Mar-17	31-Mar-17
Sales – direct-to-consumer	$1,142	$825	$3,205	$2,354	$7,526
Sales – retail	948	1,381	9,740	3,332	15,401
Sales – international	66	36	262	318	682
	$2,156	$2,242	$13,207	$6,004	$23,609

In Fiscal 2018, revenue totaled $32.3 million, an increase of $8.7 million, or 36.8%, from Fiscal 2017.  Sales to retailer customers for Fiscal 2018 totaled $22.9 million, up $7.5 million, or 48.8%, from the same period a year earlier, principally reflecting sales to newly acquired retail accounts such as Macy’s and Kohls, as well as increased sales to in-store programs for existing retail customers (primarily Bed Bath & Beyond, and Sur La Table) and increases in the web/internet channels of Amazon.com.  The increase in retail distribution channels is the result of increased advertising and growth of the product category in the marketplace.  Direct-to-consumer revenue totaled $8.2 million in Fiscal 2018 as compared to $7.5 million in Fiscal 2017, principally reflecting the positive effect of our increased advertising in the retail markets, and the increase in our spending in the direct-to-consumer channel with additional catalogues.  International sales total $1.2 million, an increase of $500,000, as we test international markets in the United Kingdom, Germany and France, primarily through the Amazon platforms.

The following table presents our quarterly sales by product category, in U.S. dollars and as a percent of total net revenue, for Fiscal 2018 and Fiscal 2017.

Fiscal 2018	Quarters ended				Year ended
(in thousands)	30-Jun-17	30-Sep-17	31-Dec-17	31-Mar-18	31-Mar-18
Product Revenue
AeroGardens	$1,652	$6,626	$19,307	$4,060	$31,645
Seed pod kits and accessories	829	1,255	2,111	3,029	7,224
Discounts, allowances and other	(19)	(2,140)	(4,067)	(345)	(6,571)
Total	$2,462	$5,741	$17,351	$6,744	$32,298
% of Revenue
AeroGardens	67.1%	115.4%	111.3%	60.2%	98.0%
Seed pod kits and accessories	33.7%	21.8%	12.1%	44.9%	22.3%
Discounts, allowances and other	(0.8)%	(37.2)%	(23.4)%	(5.1)%	(20.3)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Fiscal 2017	Quarters ended				Year ended
(in thousands)	30-Jun-16	30-Sep-16	31-Dec-16	31-Mar-17	31-Mar-17
Product Revenue
AeroGardens	$1,347	$1,645	$13,524	$4,553	$21,069
Seed pod kits and accessories	780	750	1,994	1,639	5,163
Discounts, allowances and other	29	(153)	(2,311)	(188)	(2,623)
Total	$2,156	$2,242	$13,207	$6,004	$23,609
% of Revenue
AeroGardens	62.5%	73.4%	102.4%	75.8%	89.2%
Seed pod kits and accessories	36.2%	33.5%	15.1%	27.3%	21.9%
Discounts, allowances and other	1.3%	(6.9)%	(17.5)%	(3.1)%	(11.1)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

AeroGarden garden unit revenue totaled $31.6 million in Fiscal 2018, up $10.6 million or 50.2%, from a year ago, principally due to: (i) the increase in retail channel sales; (ii) the increase in general brand awareness; and (iii) the launch of the new AeroGarden Harvest and Bounty models.  Sales of seed pod kits and accessories increased by $2.1 million, or 39.9%, an overall increase in brand awareness and the growth of the existing customer base.  In Fiscal 2018, sales of seed pod kits and accessories represented 22.3% of our total net revenue, an increase from 21.9% in the prior fiscal year, reflecting the expansion of AeroGarden sales in store markets.  The increase in seed pod kit and accessories is minimal as it contains decreases in compact fluorescent light bulb sales as we incorporate more LED lighting technology into our gardens.  Discounts, Allowances and Other revenue (expense), which is comprised of items that are not specifically identifiable to a product, such as grow club revenue, shipping revenue, accruals and deductions, increased as a percentage of total revenue from (11.1)% in Fiscal 2017 to (20.3)% in Fiscal 2018 due to increases in revenue deductions for sales allowances and discounts for retail accounts as we test the in-store retail market.

Cost of Revenue
Cost of revenue for Fiscal 2018 totaled $21.6 million, a 43.6% increase from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing, credit card processing fees for direct sales, and duties and customs applicable to imported products.  The dollar amount of cost of revenue increased because of the 36.8% increase in total sales, along with increased supply chain costs.  As a percent of total revenue, cost of revenue totaled 66.9% in Fiscal 2018, as compared to 63.7% in the year earlier period.  The increase in costs as a percent of revenue resulted from:

•	Revenue mix shift from higher margin customers to lower margin retail customers;
•	Less favorable product mix and specific retailer mix within the retail channel, as we expand in-store sales in the housewares channel; and
•	Increases in supply chain costs such as international shipping;

Gross Margin
Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue from our various customers, with each customer having a different margins.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor, with fluctuations attributable to the mix of on-line and brick and mortar customers.  Gross margins also vary based on specific products, as well as the maturity and size of the customer relationship. Media costs associated with direct sales are included in sales and marketing costs.  Overall, the gross margin for Fiscal 2018 was 33.1% as compared to 36.3% in the prior year.  The decrease in our gross margin was primarily attributable to increased supply chain expenses, a shift in customer mix as we expanded our distribution to new and different retailers, and shift in product mix.

Sales and Marketing
Sales and marketing costs for Fiscal 2018 totaled $8.1 million, an increase of $1.9 million, or 31.7%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for Fiscal 2018 and Fiscal 2017:

	Fiscal Years Ended March 31,
	2018	2017
(in thousands)
Advertising	$4,750	$3,663
Salaries and related expenses	2,202	1,742
Sales commissions	106	151
Trade shows	51	26
Travel	174	134
Media production and promotional products	49	49
Quality control and processing fees	200	115
Other	539	245
Total	$8,071	$6,125

Advertising is principally composed of the costs of developing and airing our infomercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs and retail support placement.  Each of these are key components of our integrated marketing strategy because they generate direct-to-consumer sales and help build awareness of, and consumer demand for, our products in all our channels of distribution. Advertising expense totaled $4.8 million for Fiscal 2018, a year-over-year increase of 30.0%, or $1.1 million, primarily because of our increased focus on retail advertising, catalogue mailing expenses and additional general television, YouTube, Facebook and other general media advertising.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  Personnel costs for sales and marketing in Fiscal 2018 were $2.2 million, up 25.3% from Fiscal 2017 levels, to support increased marketing and advertising to our expanded revenue channels.

Sales commissions, which generally include 3-7% of cash collections from some of our retailer customers, are paid to third-party sales representatives that assist us in developing and maintaining relationships with certain retailers.  Sales commission expense totaled $106,000 for the fiscal year ended March 31, 2018, a decrease of 29.8% from the prior fiscal year as a result of lower commission percentages payable to our internal customer service telephone sales agents, partially offset by an increase in sales to customers represented by third-party sales representatives.

Other marketing expenses increased $294,000, or 120.0%, year-over-year primarily as a result of increases in a variety of other marketing initiatives, including direct marketing consulting with several retailers, general marketing programs to develop brand and understand target market customers.

General and Administrative
General and administrative expense for the fiscal year ended March 31, 2018 totaled $2.5 million, an increase of 5.9% or $141,000 as compared to the prior year.  This increase was principally due to increases in travel, bad debt, the use of outside contractors for new market and product issues, and office supplies, partially offset by decreases in insurance, depreciation, and employee related expenses such as non-cash compensation.

Research and Development
Research and development costs totaled $558,000 for Fiscal 2018, an increase of $163,000, or 41.3% from the prior fiscal year. Research and development costs are comprised of payroll, travel and other costs associated with (i) development of new AeroGarden models and technologies; (ii) our plant laboratories that research new plant varieties and growing technologies; (iii) new technologies, such as improved lighting and nutrient formulation; and (iv) costs to enhance the performance of our products.  Although our research and development spending increased in Fiscal 2018, particularly related to design and consulting service expenses for market research, new product development and ongoing certification and testing of all our AeroGarden garden units (as required by our retail partners).  Certain consulting fees were reimbursed by Scotts Miracle-Gro pursuant to contractual requirements resulting in a net decrease in research and development costs.

Operating Loss
The loss from operations totaled $448,000 in Fiscal 2018, an increase of $103,000, or 29.8%, from the prior year, primarily as a result of an increase in the gross profit, partially offset by a decrease in the gross margin and an increase in retail specific advertising programs and general television, YouTube, Facebook and other general media advertising.

Other Income and Expense
Other income for Fiscal 2018 totaled $6,000, as compared to other loss of $2.3 million in the prior year. Net other income for Fiscal 2017 included a non-cash loss of $2.1 million related to the change in the fair value of the Scotts Miracle-Gro warrant and $293,000 of interest expense related to the loan with Scotts Miracle-Gro.

Net Loss
Our net loss for Fiscal 2018 was $442,000, a $2.3 million decrease over our net loss of $2.6 million in Fiscal 2017. This decrease in our net loss was primarily attributable to the change in fair value of the Scotts Miracle-Gro warrant when the warrant was fully exercised in the prior year, which does not have a corresponding fair value in the current year.

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

	Fiscal Year Ended March 31, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$8,172	$24,126	$-	$32,298
Cost of revenue	5,672	15,926	-	21,598
Gross profit	2,500	8,200	-	10,700
Gross profit percentage	30.6%	33.9%	-	33.1%
Sales and marketing (1)	129	3,670	1,590	5,389
Segment profit	2,371	4,530	(1,590)	5,311
Segment profit percentage	29.0%	18.8%	-	16.4%

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

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, net cash used by operating activities totaled $831,000 in Fiscal 2018, as compared to net cash provided by operating activities of $560,000 in the prior fiscal year.

Non-cash items, consisting of depreciation, amortization, bad debt (recoveries) allowances, issuances of common stock and options, and adjustments to the fair value of Scotts Miracle-Gro warrant liability totaled a net loss of $101,000 in Fiscal 2018, as compared to a net loss of $3.9 million in the prior fiscal year.

Changes in current assets used cash of $3.6 million during Fiscal 2018, primarily due to increases in accounts receivable, inventory, and other current assets.  In Fiscal 2017, changes in these assets used $975,000, reflecting increases in accounts receivable and inventory, partially offset by a decrease in other current assets.  As of March 31, 2018, the inventory balance was $5.0 million, representing approximately 85 days of sales activity during Fiscal 2018.  Net accounts receivable totaled $4.3 million as of March 31, 2018, representing approximately 68 days of net retail sales activity at the average daily rate of sales recognized during Fiscal 2018.  The days of sales in receivables and inventory calculations can fluctuate, and are greatly impacted by our seasonality and the timing of sales and inventory receipts during the period.

Current operating liabilities increased $1.8 million during Fiscal 2018, principally because of a $1.8 million increase in accounts payable, accrued liabilities, customer deposits, and the SMG IP and Brand accrual.  In the prior year period, current operating liabilities increased $301,000 primarily due to increases in accounts payable and accrued liabilities, including accrued interest and customer deposits. Accounts payable as of March 31, 2018 totaled $2.7 million, representing approximately 31 days of daily expense activity at the average daily rate of expenses incurred during Fiscal 2018.

Net investment activity used $464,000 of cash, primarily due to purchases of equipment to manufacture our new products, as compared to cash used of $138,000 in the prior year.

Net financing activity, including the exercise of warrants, dividends, and borrowing and repayment of debt, used cash of $7,000 during Fiscal 2018, as compared to cash provided of $7.0 million in the prior fiscal year.

As of March 31, 2018, we had a cash balance of $7.5 million, of which $15,000 was restricted as collateral for our various corporate obligations.  This compares to a cash balance of $8.8 million as of March 31, 2017, of which $15,000 was restricted.

As of March 31, 2018 and March 31, 2017, the outstanding balance of our debt is as follows:

	For the Fiscal Years Ended March 31,
	2018	2017
(in thousands)
Sale of intellectual property liability (see Note 3)	80	117
Total debt	80	117
Less current portion	80	117
Long term debt	$-	$-

As of March 31, 2018, we have $0 of debt requiring cash payments.  The remaining debt in the current liability is related to the Scotts Miracle-Gro transaction, for further information see Note 3 to our financial statements.

We use, or have used, a variety of debt funding sources to meet our liquidity requirements, including the following:

Series B Convertible Preferred Stock and Warrant

In April 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc. (the “Investor”), a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant,” as described in greater detail below) for an aggregate purchase price of $4.0 million.  The Warrant entitled, but did not obligate, Scotts Miracle-Gro to purchase a number of shares of common stock that, on a fully diluted basis, constitute 80% of the Company’s outstanding common stock (when added to all other shares owned by Scotts Miracle-Gro).  In November 2016, Scotts Miracle-Gro fully exercised its warrant option to purchase 80% of the Company’s outstanding stock and as such all outstanding Convertible Preferred Stock was converted into common stock.  The warrant exercise generated $47.8 million of proceeds, and our Board of Directors then immediately declared a one-time cash dividend of $40.5 million, or $1.21 per share, on the Company’s outstanding Common Stock. The dividend was paid on January 3, 2017, to shareholders of record on December 20, 2016. The remaining proceeds were used to repay principal and accrued interest on the Term Loan and for operations and working capital. For additional information about the Series B Preferred Stock, the Warrant, and related transactions with Scotts Miracle-Gro, see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock Warrants and Other Transaction” to our financial statements.

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

Assessment of Future Liquidity and Results of Operations

Liquidity
To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash of $7.5 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of March 31, 2018;
•	our cash of $7.4 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 18, 2018;
•	continued support of, and extensions of credit by, our suppliers and previous lenders, including Scotts Miracle-Gro;
•	our historical pattern of increased sales between September and March, and lower sales volume from April through August;
•	the level of spending necessary to support our planned initiatives; and
•
our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on acceptance of our products by retail distribution customers and the success of planned direct-to-consumer sales initiatives.

During Fiscal 2018 we took a number of actions to address our liquidity needs.  Most importantly, we concentrated on limiting our margin decline despite a shift to lower-margin channels in an effort to support our marketing efforts which will allow us to continue to increase our sales.  Specifically, we focused our efforts on generating general brand awareness and expanding our retail operations with key strategic retailers and better enhancing our relationships with those retailers to sell our products at the margins we believe are capable of generating growth.  Our retail expansion continued and we have strategically began expanding the number of major retailers that carry our products in order to focus on those retailers that have proven to be the best and most profitable business partners.

As disclosed in greater detail in Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock Warrants and Other Transaction” to our financial statements, we raised: (i) $4.0 million from Scotts Miracle-Gro during the first quarter of 2014 through the issuance of our Series B Convertible Preferred Stock and a Warrant; (ii) an additional $500,000 from the sale of all intellectual property associated with our Hydroponic IP, other than the AeroGrow and AeroGarden trademarks; and (iii) an additional $47.8 million in November 2016, as Scotts Miracle-Gro fully exercised its warrant option to purchase 80% of the Company’s outstanding stock.  Our Board of Directors then immediately declared a one-time cash dividend of $40.5 million, or $1.21 per share, on the Company’s outstanding Common Stock. The dividend was paid on January 3, 2017, to shareholders of record on December 20, 2016. The remaining proceeds were used to repay principal and accrued interest on the Term Loan and for operations and working capital.

In second quarter of Fiscal 2018, the Company entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro with a maturity date of April 15, 2018, and the principal amount was repaid in full for December 2017. The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum.  The funding provided general working capital and was used for the purpose of acquiring inventory to support our expansion into retail and its direct-to-consumer sales channels in advance of our peak selling season. As disclosed above, the principal and accrued interest on the Term Loan were repaid during the third quarter of fiscal year 2018.

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

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2018.

	Less than 1 year	1 -3 years	More than 3 years	Total
(in thousands)
Operating leases	$160	$80	$-	$240
Totals:	$160	$80	$-	$240

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our assessment, management has concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

 Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of March 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2018 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

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

Name	Age	Position with AeroGrow
J. Michael Wolfe	59	President and Chief Executive Officer
Grey H. Gibbs	51	SVP – Finance and Accounting
John K. Thompson	57	EVP, Sales & Marketing and Secretary

J. Michael Wolfe, age 59, became our Chief Operating Officer in January 2010, our President on February 9, 2011, and our Chief Executive Officer on March 31, 2011.  He previously served as Vice President of Operations since April 2006.  Prior to joining AeroGrow, Mr. Wolfe was an independent consultant.  From 1992 to 2002, he was President and Chief Operating Officer of Concepts Direct and was its Chief Executive Officer from 2000 to 2001.  At Concepts Direct, Mr. Wolfe oversaw the development, launch and operations of seven independent catalogues.  From 1987 to 1992, Mr. Wolfe served as Vice President of Wiland Services, Inc., a database management company where he oversaw the redesign of the company’s product line, its sales and investor relations.  The Board believes that Mr. Wolfe’s leadership experience, combined with his extensive direct-to-consumer marketing background, his executive experience at a variety of direct-to-consumer companies, and his knowledge of AeroGrow’s history and business, qualifies him to serve as President and Chief Executive Officer.

Grey H. Gibbs, age 51, has been employed by AeroGrow since November of 2007.  He has served as Senior Vice President – Finance and Accounting since May 2015 and previously served as: (i) Vice President of Finance and Accounting from June 2014 to May 2015; (ii) Vice President of Accounting from February 2011 to June 2014; and (iii) Controller from November 2007 to June 2011.  Before joining AeroGrow, Mr. Gibbs was employed by Swift Company, an animal protein processor, as Director of Sarbanes-Oxley Compliance from 2006 to 2007 and Assistant Corporate Controller from 2004 to 2006.  From 2003 to 2004, Mr. Gibbs was the Chief Financial Officer of JCIT International, an educational and consulting firm in lean manufacturing.  From 1994 to 2002, Mr. Gibbs served in a range of strategic and financial roles for Agilent Technologies and Hewlett Packard, including New Product Introduction Program Manager, Outsourcing Program Manager, Site Finance Manager, Planning and Reporting Analyst and Senior Internal Auditor.  Mr. Gibbs was also an Audit Supervising Senior for KPMG LLP from 1991 to 1994.

John K. Thompson, age 57, became Executive Vice President of Sales and Marketing in April 2014.  Mr. Thompson joined AeroGrow in 2002 and has served in a variety of senior management positions at AeroGrow, including his position as Vice President of Marketing from October 2009 to April 2014.  Mr. Thompson also served as the Company’s International Division General Manager and Vice President of Investor Relations, and was instrumental in the research activities leading to the development and launch of the Company’s AeroGarden product line.  Prior to joining AeroGrow, Mr. Thompson was Director of Marketing for Productivity Point International, a direct marketing and direct sales company, and Sales and Marketing Manager for CareerTrack, a direct marketing company that sold personal and professional growth products to the consumer and commercial markets.

Board of Directors

Our Board of Directors oversees the management of AeroGrow on your behalf. Among other things, the Board reviews our long-term strategic plans and exercises direct decision-making authority on key issues, including the appointment of our executive officers and setting the scope of their authority in managing AeroGrow’s day-to-day operations.  Our Board is currently comprised of Chris Hagedorn (Chairman), H. MacGregor Clarke, David B. Kent, Albert Messina and Peter Supron.  Messrs. Hagedorn, Messina and Supron are representatives of Scotts Miracle-Gro. Biographical information about Mr. Wolfe is contained above under the caption heading “Executive Officers.”  Biographical information for Messrs. Hagedorn, Clarke, Kent, Messina and Supron is presented below.

H. MacGregor Clarke, age 57, has been a director since April 2018 and previously served as a director from July 2009 to March 2013.  Mr. Clarke has served as Senior Vice President and Chief Financial Officer of Johns Manville, a Berkshire Hathaway company, since March 2013 and previously served as AeroGrow’s Chief Financial Officer from May 2008 through March 2013.  From 2007 to 2008, Mr. Clarke was President and Chief Executive Officer, and from 2006 to 2007, Chief Financial Officer, of Ankmar, LLC, a garage door manufacturer, distributor and installer.  From 2003 to 2006, Mr. Clarke was a senior investment banker with FMI Corporation, a management consulting and investment banking firm serving the building and construction industry.  At FMI Corporation, Mr. Clarke was responsible for delivering consulting and investment banking services to clients, and for marketing to prospective clients in the financial services industry.  From 1997 to 2002, Mr. Clarke served as an operating group Chief Financial Officer, then Vice President and General Manager for Johns Manville Corporation, a subsidiary of Berkshire Hathaway Inc.  Mr. Clarke also served as Vice President, Corporate Treasurer, and international division Chief Financial Officer for The Coleman Company, Inc.  Prior to joining Coleman, Mr. Clarke was with PepsiCo, Inc. for over nine years and served in a range of financial roles, including Director of Corporate Strategic Planning, where he led strategy and planning related to the worldwide beverage sector.  Mr. Clarke’s extensive financial and executive experience, in particular his prior service as an executive officer of four companies, among other factors, led the Board to conclude that he should serve as a director.

Chris J. Hagedorn, age 33, has been a director since 2013 and Chairman of the Board since November 2016.  Mr. Hagedorn was appointed the General Manager of The Hawthorne Gardening Company in October 2014 and was previously appointed Director of Indoor Gardening at Scotts Miracle-Gro in May of 2013. From 2011 to 2013, Mr. Hagedorn served as a Marketing Manager for the North Region at Scotts Miracle-Gro. Mr. Hagedorn was initially appointed to the Board by Scotts Miracle-Gro pursuant to a provision of the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allowed Scotts Miracle-Gro, as holder of the Series B Preferred Convertible Stock, to appoint one member to the Board of Directors for so long as the convertible stock remained outstanding.   For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3. “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.  The Board believes that Mr. Hagedorn’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

David B. Kent, age 59, has been a director since April 2018.  Mr. Kent has served in various senior managerial roles and is currently Co-Founder of Darcie Kent Vineyards.  Mr. Kent served as a Brand Manager for Procter & Gamble, the world’s foremost consumer package goods company. Mr. Kent served as CEO of the Wine Group LLC from 2000 to 2012. Mr. Kent’s extensive experience in marketing, retail and brand building, among other factors, led the Board to conclude that he should serve as a director.

Albert Messina (Bert), age 50, has been a director since November 2016.  Mr. Messina has served in various senior managerial roles at the Hawthorne Gardening Company since 2014.  He previously served as Finance and Strategy Lead at Hawthorne from 2014-2017.  From 2012 to 2013, Mr. Messina served as a Senior Director of Strategy & Development for Source Interlink Media.  Prior to that, Mr. Messina served as a Managing Director for DeSilva & Phillips Investment Bank.  The Board believes that Mr. Messina’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

Peter Supron, age 50, has been a director since November 2016. Mr. Supron currently Chief of Staff to the President and Chief Operating officer of Scotts Miracle-Gro.  In this role, Mr. Supron partners with the business units in strategy development and has played a key role in Scotts Miracle-Gro’s entry into the Internet of Things market for lawn & garden, as well as Scotts Miracle Gro’s entry into the direct-to-consumer space.  Previously, Peter led Scott Miracle-Gro’s corporate strategy & mergers & acquisitions function, its procurement team, as well has held various roles in finance.  The Board believes that Mr. Supron’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

Board Committees and Meetings

We have established two standing committees so that certain matters can be addressed in more depth than may be possible in a full Board meeting: an Audit Committee and a Governance, Compensation and Nominating Committee.  The two committees each operate under a written charter.

Audit Committee.  The current members of our Audit Committee are Messrs. Clarke (chairman), Hagedorn and Messina.  The members were elected to the committee, and the chairman was appointed by the Board.  The Board has determined that Mr. Clarke is considered an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K, due to his extensive financial background and experience (as summarized in the biographical information for Mr. Clarke disclosed above).  The Board has affirmatively determined that Mr. Clarke is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines.  Due to their positions as significant stockholders of AeroGrow, Messrs. Hagedorn, Messina and Supron are not independent directors.  The Audit Committee’s charter provides that the committee shall:

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

Governance, Compensation and Nominating Committee.  The current members of the Governance, Compensation and Nominating Committee are Messrs.  Supron (chairman), Kent, and Hagedorn.  The members were elected to the committee, and the chairman was appointed, by the Board.  The Governance, Compensation and Nominating Committee’s charter provides that the committee shall:

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

Meetings.  During the fiscal year ended March 31, 2018 the Board held eight meetings.  A quorum of directors attended all of the meetings held by the Board during the period that he served as a director of AeroGrow.  Also during the fiscal year ended March 31, 2018, the Audit Committee held four meetings and the Governance, Compensation and Nominating Committee held two meetings.  Only one meeting did not include all the members of the Board otherwise each committee member attended all of the committee meetings held during the period that he served as a committee member.

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

Board Structure and Risk Oversight

Chris Hagedorn serves as Chairman of the Board.  Scotts Miracle-Gro is the largest investor in AeroGrow and its financial support was instrumental in allowing AeroGrow to persevere through a very difficult economic period. Messrs. Hagedorn, Messina and Supron are representatives of Scotts Miracle-Gro and they are involved in setting the strategic direction for the Company.

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

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended March 31, 2018, all such filings required to be made by our Section 16 insiders were timely filed in accordance with the requirements of the Exchange Act except for the following:  (i) a report filed by Jack J. Walker, a former director, relating to a sale of common stock on December 15, 2017 was filed one business day late on December 20, 2017; (ii) a report filed by Mr. Walker relating to a sale of common stock on December 11, 2017 was filed one business day late on December 14, 2017; and (iii) a report filed by Wayne E. Harding, a former director, relating to a purchase of common stock on November 28, 2017 was filed one business day late on December 1, 2017.

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

The Governance, Compensation and Nominating Committee believes that the most effective compensation program is one that is designed to reward the achievement of specific annual, long-term, and strategic goals by AeroGrow, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of increasing stockholder value.  The Governance, Compensation and Nominating Committee evaluates both performance and compensation to ensure that AeroGrow maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies.  Accordingly, the Governance, Compensation and Nominating Committee believes executive compensation packages provided by AeroGrow to its executives, including the executive officers, should include salary compensation and annual cash incentives based on the Company’s ability to pay and fundamental measures of financial performance.

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

Although we have not issued stock options and other stock grants in the last two fiscal years, such equity grants are reviewed and approved at meetings of the Governance, Compensation and Nominating Committee and the full Board.  By establishing the meeting schedule and agenda for these grants in advance, AeroGrow diminishes any opportunity for manipulation of exercise prices on option grants to the extent any recipients are in possession of non-public information at the time of the meetings.  Approval of grants for any newly hired or promoted executives during the course of the year generally occurs at the Governance, Compensation and Nominating Committee’s meeting immediately following the hiring or promotion.

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

Components of Total Compensation

In Fiscal 2018, the principal components of compensation for executive officers were:

•	base salary;
•	performance-based annual incentive awards (cash bonuses); and
•	benefits and other perquisites.

Each component is designed to achieve a specific purpose and to contribute to a total package that is competitive, appropriately performance-based, and valued by AeroGrow’s executives. Although we did not issue stock options in Fiscal 2018, we have utilized equity compensation in prior years and may again in the future.

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

Performance-Based Annual Incentive Compensation

Though markets dictate that base salaries must be competitive, we are moving toward basing a greater proportion of our executive compensation on the achievement of measurable individual and company results through the award of annual incentive bonuses.  These bonuses are often tied to performance against AeroGrow’s sales growth and EBIT objectives.  By increasing variable pay as a percentage of total compensation, the Governance, Compensation and Nominating Committee believes that executive compensation will be more aligned with value delivered to our stockholders.  This limits fixed costs and also results in higher pay occurring only in years when merited by high performance.  Due to company-wide improvements on sales and operations, we paid an aggregate of $185,000 in discretionary cash bonuses to our Named Executive Officers in Fiscal 2018.  We accrued $233,000 in performance-based bonuses during Fiscal 2018 for payments that are to be paid to our Named Executive Officers during Fiscal 2018.

Long Term Stock-Based Compensation

This category of awards covers options granted to executives out of equity plans, and that vest over time, at different rates for different executives.  Although we did not issue stock options in Fiscal 2018, we have utilized equity compensation in prior years and may again in the future. Because these awards vest over time and become more valuable to the recipient only as our stock price increases, the Governance, Compensation and Nominating Committee believes these are a useful form of long-term incentive compensation, with the potential to directly align the interests of shareholders and management.  During Fiscal 2018, we granted options to purchase 0 shares of common stock.  For more details about outstanding stock options held by our Named Executive Officers, please refer to the table below entitled “Outstanding Equity Awards at Fiscal Year End.”

At March 31, 2018, no options to purchase shares of our common stock were unvested. These options will result in $-0- of compensation expense.

Executives and Employment Arrangements

The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us during Fiscal 2018, to our Named Executive Officers who were employed by AeroGrow as of March 31, 2018.

Employment Contracts

We have employment agreements with J. Michael Wolfe and John K. Thompson.

J. Michael Wolfe

Effective as of March 4, 2012, AeroGrow and J. Michael Wolfe entered into an employment agreement (the “Wolfe Agreement”) that provides that he will be employed as the Chief Executive Officer and must devote substantially all of his working time and efforts to our business.  The Wolfe Agreement superseded and replaced a previous agreement between the parties dated as of February 9, 2009.  The Wolfe Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Wolfe Agreement, Mr. Wolfe’s annual base salary was set at $200,000 until September 2, 2012, at which time his annual base salary increased to $226,923.  Beginning on April 1, 2013, and each April 1 thereafter, Mr. Wolfe’s annual base salary will be increased by 3%, or such higher percentage as may be determined by our Board of Directors.  During Fiscal 2018, Mr. Wolfe’s annual base salary was $273,793. In addition, Mr. Wolfe will receive an automobile allowance of $750 per month during the term of the Wolfe Agreement.  Mr. Wolfe is eligible to participate in our annual cash incentive compensation plan for senior managers, and in our 2005 Equity Compensation Plan, each as determined by the Board of Directors from time to time.  The Wolfe Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  In the event that we terminate the employment of Mr. Wolfe without cause (as determined under the Wolfe Agreement), Mr. Wolfe will be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  In the event that we breach any term of the Wolfe Agreement and such breach is not cured within thirty days of notice being given, then Mr. Wolfe can terminate his employment and be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  The Wolfe Agreement also requires Mr. Wolfe to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Wolfe Agreement and for a period of twelve months following the termination of the Wolfe Agreement.

John K. Thompson

Effective as of March 4, 2012, AeroGrow and John K. Thompson entered into an employment agreement (the “Thompson Agreement”) that provides that he will be employed as the Senior Vice President, Sales and Marketing and must devote substantially all of his working time and efforts to our business.  The Thompson Agreement superseded and replaced a previous agreement between the parties dated as of January 26, 2009.  The Thompson Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Thompson Agreement, Mr. Thompson’s annual base salary was set at $150,000 until September 2, 2012, at which time his annual base salary increased to $167,307.  Beginning on April 1, 2013, and each April 1 thereafter, Mr. Thompson’s annual base salary will be increased by 3%, or such higher percentage as may be determined by our Board of Directors.  During Fiscal 2018, Mr. Thompson’s annual base salary was $200,000. Mr. Thompson is eligible to participate in our annual cash incentive compensation plan for senior managers, and in our 2005 Equity Compensation Plan, each as determined by the Board of Directors from time to time.  The Thompson Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  In the event that we terminate the employment of Mr. Thompson without cause (as determined under the Thompson Agreement), then Mr. Thompson will be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  In the event that we breach any term of the Thompson Agreement and such breach is not cured within thirty days of notice being given, then Mr. Thompson can terminate his employment and be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  The Thompson Agreement also requires Mr. Thompson to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Thompson Agreement and for a period of twelve months following the termination of the Thompson Agreement.

Other Company officers who do not qualify as Named Executive Officers are employed on an “at will” basis, subject to varying lengths of employment agreements and severance agreements.

Summary Compensation Table

 The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2018 and Fiscal 2017:

Name and Principal Position	Fiscal Year	Salary Paid		Bonus	Stock Awards	Option Awards (1)	All Other Compensation		Total

J. Michael Wolfe, President and CEO	2018	$273,793	(1)	$118,590	$-	$-	$9,000	(2)	$401,383
	2017	$265,699	(1)	$30,256	$-	$-	$9,000	(2)	$304,955
John K. Thompson, EVP, Sales and Marketing	2018	$200,000	(1)	$65,939	$-	$-	$-		$265,939
	2017	$194,068	(1)	$20,363	$-	$-	$-		$214,431
Grey H. Gibbs, SVP of Finance and Accounting	2018	$156,547	(1)	$31,459	$-	$-	$-		$188,006
	2017	$154,267	(1)	$8,863	$-	$-	$-		$163,130

(1)
Salaries are computed and disclosed on a cash basis.  The executive officers did receive a pay increase in Fiscal 2018 (as determined by the employment agreements with respect to Messrs. Wolfe and Thompson).

(2)	Beginning in March 2012, Mr. Wolfe was paid $750 per month in accordance with his employment agreement.

The following table provides information with respect to the Named Executive Officers concerning unexercised stock options held by them at March 31, 2018.  During the year ended March 31, 2018, some options granted to the Named Executive Officers were exercised.

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

Director Compensation

The following table provides information on AeroGrow’s compensation practices during the fiscal year ended March 31, 2018 for non-employee directors:

Non-Employee Director Compensation Information

Annual retainer for all non-employee directors (paid in quarterly installments)	$40,000
Stock options granted for annual service on the Board by non-employee directors (1)	-
Stock options granted for annual service on the Audit Committee (1)	-
Stock options granted for annual service on the Governance, Compensation, and Nominating Committee (1)	-
Additional stock options granted for annual service as Board Chairman (1)	-
Reimbursement for expenses attendant to Board membership	Yes

(1)
The options vest pro-rata monthly (one-twelfth per month) on the last day of each month throughout the term of service.  If a director is unable to finish his or her term of service by reason of death or disability, the director options vest immediately.

Only Messrs. Harding, and Walker, both of whom resigned effective as of March 31, 2018, received non-employee director compensation during the fiscal year ended March 31, 2018.  Chris J. Hagedorn, a full-time employee of The Scotts Miracle-Gro Company, was appointed to the Board and to both committees of the Board in April 2013 and was appointed as Chairman of the Board on November 29, 2016.  Under the terms of the Scotts Miracle-Gro transaction, Mr. Hagedorn is not entitled to receive non-employee Board compensation.  Albert Messina and Peter Supron were appointed to the Board on November 29, 2016.  Under the terms of the Scotts Miracle-Gro transaction, Messrs. Messina and Supron are not entitled to receive non-employee Board compensation. We maintain $10 million of director and officer liability insurance and we have entered into indemnification agreements with each director.  Subsequent to the warrant exercise Albert Messina and Peter Supron were appointed the Board and as full-time employees of The Scotts Miracle-Gro Company they do not receive compensation as a non-employee director.

Summary of Board and Committee Composition

Current Directors	Board	Audit	Governance, Compensation, and Nominating

Chris J. Hagedorn, Chairman (1)	X	X	X
H. MacGregor Clarke (2)	X	X
David B. Kent (2)	X		X
Albert Messina (3)	X	X
Peter Supron (3)	X		X

(1)
Chris J. Hagedorn was appointed to the Board and to both committees of the Board in April 2013 and was appointed as Chairman of the Board on November 29, 2016, concurrently with Scotts Miracle-Gro’s exercise of the warrant to purchase 80% of the Company’s outstanding common stock.

(2)	Messrs. Clarke and Kent were appointed to the Board on April 1, 2018.
(3)	Messrs. Messina and Supron were appointed to the Board on November 29, 2016 upon exercise of the warrant held by Scotts Miracle-Gro.

Director Compensation Table during Fiscal 2018

The following table sets forth information regarding all forms of compensation received by members of our Board of Directors during Fiscal 2018:

Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Warrant Awards	All Other Compensation	Total
Jack J. Walker, Director (2)	$40,000	$-	$-	$-	$-	$40,000
Wayne E. Harding, III, Director (2)	$40,000	$-	$-	$-	$-	$40,000
Chris J. Hagedorn, Chairman (3)	$-	$-	$-	$-	$-	$-
Albert Messina, Director (3)	$-	$-	$-	$-	$-	$-
Peter Supron, Director (3)	$-	$-	$-	$-	$-	$-

(1) Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.
(2) Messrs. Walker and Harding resigned from the Board effective as of March 31, 2018.
(3) As an employee of The Scotts Miracle-Gro Company, Messrs. Hagedorn, Messina and Supron did not receive compensation for his service on the Board of Directors.

Messrs. Clarke and Kent were appointed as members of the Board on April 1, 2018, the first day of Fiscal Year 2019, and did not receive any director compensation during Fiscal Year 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of June 14, 2018 regarding our common stock owned of record or known by the Company to be owned beneficially by: (i) each director, (ii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), (iii) all those known by the Company to beneficially own more than 5% of the Company’s common stock, and (iv) all directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security under SEC Rule 13d-3 if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  For purposes of calculating percent of class ownership, the table below assumes a total of 34,328,036 shares of common stock outstanding.  However, shares of our common stock subject to convertible preferred stock, warrants and stock options that are convertible or exercisable within 60 days of June 14, 2018 are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible preferred stock, warrants and stock options, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Number of Common Shares Acquirable Within 60 Days (2)	Percent Beneficial Ownership

5% Stockholders

SMG Growing Media, Inc. (4), (6)	27,639,294	-	80.52%

Directors and Named Executive Officers

H. MacGregor Clarke (3)	-	-	*
Chris J. Hagedorn (3) (5)	-	-	*
David B. Kent (3)	-	-	*
Albert Messina (3)	-	-	*
Peter Supron (3)	-	-	*
J. Michael Wolfe (3)	147,091	-	*
Grey H. Gibbs (3)	7,500	-	*
John K. Thompson (3)	18,166	-	*

All AeroGrow Named Executive Officers and Directors as a Group (8 Persons)	172,757		*

*	Represents less than 1% of our outstanding common stock as of June 14, 2018.
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

(3)	The address of the beneficial owner is 6075 Longbow Dr., Suite 200, Boulder, CO 80301.
(4)
Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13D filed with the SEC on August 30, 2017. SMG Growing Media, Inc. is a wholly-owned subsidiary of The Scotts Miracle-Gro.  The address of SMG Growing Media, Inc. and The Scotts Miracle-Gro is 14111 Scottslawn Road, Marysville, Ohio 43041.  The shares beneficially owned by SMG Growing Media, Inc. include shares of common stock that were issued on November 29, 2016 upon Scotts Miracle-Gro’s exercise of the Warrant and conversion of all outstanding Series B Convertible Preferred Stock. For further information refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

(5)
Mr. Hagedorn was elected to the Board by representative of SMG Growing Media, Inc.  Mr. Hagedorn does not hold voting or investment power over the shares owned by SMG Growing Media, Inc. and therefore disclaims beneficial ownership over such shares.

(6)	The number referenced as acquirable within 60 days assumes the issuance of shares in accordance with the Scotts Miracle-Gro agreements discussed above.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of March 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans	174,856	$3.50	12,367,866
Equity compensation plans not approved by security holders	-	$-	-
Total	174,856	$3.50	12,367,866

At March 31, 2018 the Company has no unvested options, and no future compensation expense.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Parties

Since April 1, 2017, the beginning of Fiscal 2018, our Board of Directors reviewed and did not object to any of the related party transactions reported in this Annual Report on Form 10-K. Our Board recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore follows the procedures as described below to address such risks.

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

During the fiscal year ended March 31, 2018, and in prior years, we relied upon a variety of debt funding sources to meet our liquidity requirements, including transactions that: (i) involved members of our Board, management team and certain stockholders that beneficially own more than five percent of our outstanding voting securities and (ii) are required to be disclosed pursuant to Item 404 of Regulation S-K.  In each case, these related parties received the same terms and conditions as other third-party investors.  These transactions are disclosed above under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation– Liquidity and Capital Resources” and in Note 2, “Notes Payable and Long Term Debt,” Note 6 “Related Party Transactions,” and Note 8 “Stockholders’ Equity,” to our financial statements.

Board Independence

Our common stock trades on the OTCQB market tier and we are considered to be a “smaller reporting company” under applicable SEC rules.  As such, we are not currently subject to corporate governance standards of other listed companies, which require, among other things, that the majority of the Board of Directors be independent.  Because we are not currently subject to corporate governance standards defining the independence of our directors, we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that Mr. Harding is the only independent member of our Board of Directors during Fiscal 2018.  Mr. Harding served as the Chairman of the Audit Committee until his resignation on March 31, 2018.

Chris J. Hagedorn was initially appointed to the Board by Scotts Miracle-Gro pursuant to a condition to the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allows Scotts Miracle-Gro, as holder of the Series B Preferred Stock, to appoint one member to the Board of Directors.  Additionally, Albert Messina and Peter Supron were appointed to the Board on November 29, 2016 by Scotts Miracle-Gro pursuant to Scotts Miracle-Gro’s exercise of the Warrant.  Upon exercise of the Warrant, Scotts Miracle-Gro was entitled to appoint three of the five members of the Board (currently, Messrs. Hagedorn, Messina and Supron).  For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of the Independent Registered Public Accountants

Aggregate fees billed by EKS&H LLLP (“EKS&H”) for the fiscal years ended March 31, 2018 and 2017 are as follows:

	For the Fiscal Years Ended March 31,
	2018	2017
(in thousands)
EKS&H
Audit Fees	110	104
Audit Related Fees	-	2
Tax Fees	-	-
All Other Fees	-	-
Total EKS&H	110	106

Grand Total	$110	$106

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

Tax fees:  This category consists of professional services rendered primarily in connection with our tax planning and compliance activities, including the preparation of tax returns. Although we did incur $26,000 and $13,000 in tax fees during Fiscal 2018 and 2017, respectively, we did not engage EKS&H for any tax services.

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

The Audit Committee’s policy is to pre-approve all audit and non-audit services, other than de minimis non-audit services, provided by the independent registered public accounting firm.  In this regard, all fees incurred in Fiscal 2017 and Fiscal 2018, as disclosed above under the caption “Fees of the Independent Registered Public Accountants,” were pre-approved by the Audit Committee.  These services may include, among others, audit services, audit-related services, tax services, and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular services or categories of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

AEROGROW INTERNATIONAL, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors, and Stockholders
AeroGrow International, Inc.
Boulder, Colorado
OPINION ON THE FINANCIAL STATEMENTS
We have audited the accompanying balance sheets of AeroGrow International, Inc. (the “Company”) as of March 31, 2018 and 2017, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows, for each year in the two‑year period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each year in the two‑year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
BASIS FOR OPINION
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

EKS&H LLLP
June 28, 2018
Boulder, Colorado

We have served as the Company’s auditors since 2011.

AEROGROW INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	March 31,
	2018	2017
(in thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$7,482	$8,804
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $39 and $20 at March 31, 2018 and 2017, respectively	4,296	2,484
Other receivables	281	258
Inventory, net	5,047	2,921
Prepaid expenses and other	493	511
Total current assets	17,614	14,993
Property and equipment and intangible assets, net of accumulated depreciation of $4,386 and $4,020 at March 31, 2018 and 2017, respectively	514	415
Deposits	39	106
Total assets	$18,167	$15,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,748	$1,853
Accrued expenses	2,231	1,520
Customer deposits	163	106
Debt associated with sale of intellectual property	80	117
Total current liabilities	5,222	3,596
Long term liabilities
Capital lease liability	12	19
Other liability	190	-
Total liabilities	5,424	3,615
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 issued and outstanding at March 31, 2018 and 2017, respectively	-	-
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 and 33,477,287 shares issued and outstanding at March 31, 2018 and 2017, respectively	34	33
Additional paid-in capital	140,817	138,757
Stock dividend to be distributed	-	2,595
Accumulated deficit	(128,108)	(129,486)
Total stockholders’ equity	12,743	11,899
Total liabilities and stockholders’ equity	$18,167	$15,514

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years ended March 31,
	2018	2017
(in thousands, except per share data)
Net revenue	$32,298	$23,609
Cost of revenue	21,598	15,044
Gross profit	10,700	8,565

Operating expenses
Research and development	558	392
Sales and marketing	8,071	6,125
General and administrative	2,519	2,394
Total operating expenses	11,148	8,911

Loss from operations	(448)	(346)

Other income (expense), net
Fair value changes in derivative warrant liability	-	(2,108)
Interest expense – related party	(21)	(108)
Other income (expense), net	27	(36)
Total other income (expense), net	6	(2,252)

Net loss	$(442)	$(2,598)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	534	(2,167)
Net income (loss) attributable to common shareholders	$92	$(4,765)

Net loss per common share, basic and diluted	$0.00	$(0.31)

Weighted average number of common shares outstanding, basic	31,128	15,547

Weighted average number of common shares outstanding, diluted	31,212	15,547

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional	Stock dividend		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	to be	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	distributed	(Deficit)	Equity
Balances, March 31, 2016	2,649,007	$3	7,499,966	$7	$84,129	$2,391	$(84,329)	$2,201
Common stock dividend distribution issued in connection with Scotts Miracle-Gro agreements	-	-	1,199,656	1	2,146	(1,723)	1,119	1,543
Conversion of preferred stock to common stock and exercise of warrant	(2,649,007)	(3)	24,296,526	24	50,541	-	-	50,562
Exercise of stock options	-	-	481,139	1	786	-	-	787
Stock options issued under equity compensation plans	-	-	-	-	152	-	-	152
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	-	-	-	-	1,003	1,927	(3,170)	(240)
Dividend paid							(40,508)	(40,508)
Net (loss)	-	-	-	-	-	-	(2,598)	(2,598)
Balances, March 31, 2017	-	$-	33,477,287	$33	$138,757	$2,595	$(129,486)	$11,899
Common stock dividend distribution issued in connection with Scotts Miracle-Gro agreements	-	-	851,749	1	2,060	(2,061)	1,286	1,286
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	-	-	-	-	-	(534)	534	-
Net (loss)	-	-	-	-	-	-	(442)	(442)
Balances, March 31, 2018	-	$-	34,329,036	$34	$140,817	$-	$(128,108)	$12,743

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2018	2017
(in thousands)
Cash flows from operating activities:
Net (loss)	$(442)	$(2,598)
Adjustments to reconcile net (loss) to cash and cash equivalents used by operations:
Issuance of stock options under equity compensation plans	-	152
Depreciation and amortization expense	346	368
Bad debt expense	69	5
Inventory allowance	(296)	76
Fair value remeasurement of derivative warrant liability	-	2,108
Accretion of debt associated with sale of intellectual property	(37)	(43)
Loss on write-off of assets	19	-
SMG intellectual property royalty and branding license	-	1,241
Change in operating assets and liabilities:
(Increase) in accounts receivable	(1,881)	(912)
(Increase) in other receivable	(23)	(26)
(Increase) decrease in inventory	(1,830)	152
Decrease (increase) in prepaid expenses and other current assets	18	(315)
Decrease in deposits	67	50
Increase(decrease) in accounts payable	2,181	(115)
Increase in accrued expenses	901	555
Increase in accrued interest – related party	-	108
Increase (decrease) increase in customer deposits	57	(246)
Net cash and cash equivalents provided (used) by operating activities	(851)	560
Cash flows from investing activities:
Purchases of equipment	(464)	(138)
Net cash and cash equivalents (used) by investing activities	(464)	(138)
Cash flows from financing activities:
Proceeds from notes payable – related party	1,000	5,250
Repayments of notes payable – related party	(1,000)	(6,354)
Repayments of capital lease	(7)	(4)
Proceeds for the exercise of warrants	-	47,810
Payments of dividend distribution	-	(40,508)
Proceeds from exercise of stock options	-	787
Net cash (used) provided by financing activities	(7)	6,981
Net (decrease) increase in cash and cash equivalents	(1,322)	7,403
Cash and cash equivalents and restricted cash, beginning of period	8,819	1,416
Cash and cash equivalents and restricted cash, end of period	$7,497	$8,819
(continued on next page)

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2018	2017
Interest paid in cash	$20	$104
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through capital lease	$-	$23
Decrease in liability due to issuance of stock to SMG on notes payable – related party	$-	$297
Fair value of common stock issued for payment of interest on notes payable-related party	$-	$480
Change in fair value of common stock issued for payment of interest on notes payable-related party at issuance	$-	$183
Change in fair value of SMG intellectual property royalty, branding license and interest on notes payable-related party	$485	$(2,774)
Change in fair value of stock dividends for common stock issued on convertible preferred stock	$-	$1,003
Change in fair value of stock dividends accrued on convertible preferred stock	$49	$(579)
Decrease in liability due to issuance of stock to SMG for intellectual property and branding license	$1,286	$1,006

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Organization and Description of the Business

AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our “) was incorporated in the State of Nevada on March 25, 2002.  The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.   The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution (brick and mortar and online), catalogue and direct-to-consumer sales in the United States and Canada.

Liquidity and Basis of Presentation

As shown in the accompanying financial statements, we have incurred net losses of $442,000 and $2.6 million for the years ended March 31, 2018 and 2017, respectively, and have an accumulated deficit of $128.1 million as of March 31, 2018.  As more fully discussed in the Liquidity and Capital Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has developed sources of funding that management believes are sufficient to support the Company’s operating plan for one year from the date these financials were filed.  The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the effect of cost reduction programs, and the state of the general economic environment in which the Company operates.  There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.

We may need to seek additional debt or equity capital during the fiscal year ending March 31, 2019 to address the seasonal nature of our working capital needs, and to enable us to increase the scale of our business.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations and financing from Scotts Miracle-Gro.  There can be no assurance we will be able to raise this additional capital.  As part of our efforts to seek additional funding of our operations, in April 2013, we entered into a strategic alliance with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro Company, a worldwide marketer of branded consumer lawn and garden products (“Scotts Miracle-Gro”).  As part of the strategic alliance, in April 2013 Scotts Miracle-Gro (i) acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock and a warrant to purchase shares of the Company’s common stock for an aggregate purchase price of $4.0 million; and (ii) purchased all of the Company’s intellectual property associated with hydroponic products, other than the AeroGrow and AeroGarden trademarks, for $500,000.  In November 2016, Scotts Miracle-Gro exercised the warrant and converted its Series B Convertible Preferred Stock into shares of common stock, thereby bringing Scotts Miracle-Gro’s ownership of our common stock to approximately 80%. In every year since Fiscal Year 2014, Scotts Miracle-Gro has provided term loan funding to enable us to meet prospective cash flow requirements to fund inventory demands in advance of our peak selling season.  For Fiscal Year 2018, we entered into a $2.0 million Term Loan with Scotts Miracle-Gro on September 13, 2017.  On December 29, 2017, the outstanding balance of the Term Loan and accrued interest were repaid in full.  For further information on the debt arrangement with Scotts Miracle-Gro, please see Note 2 “Notes Payable and Long Term Debt” and the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.  Additionally, in the prior year on November 29, 2016, Scotts Miracle-Gro fully exercised its warrant option to purchase 80% of the Company’s common stock.

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

Net Income (Loss) per Share of Common Stock
The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average shares of common stock outstanding for the period.  Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented.  Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Securities that were excluded from the computation of EPS because to do so would have been anti-dilutive were employee stock options to purchase 93,000 shares of common stock for the period ended March 31, 2018 and employee stock options and warrants to purchase 488,000 shares for the period ended March 31, 2017.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2018 and 2017.

Restricted Cash
The Company has secured activity related to its corporate credit card purchase account with a restricted money market account.   The balance in this account as of March 31, 2018 and March 31, 2017 was $15,000.

Concentrations of Risk
ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amounts on deposit with two financial institutions exceeded the $250,000 federally insured limit as of March 31, 2018.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:
For the year ended March 31, 2018, the Company had one customer, Amazon.com, who represented 30.2%, of the Company’s net revenue.  For the year ended March 31, 2017, the Company had one customer, Amazon.com, who represented 40.8%, of the Company’s net revenue.

As of March 31, 2018, the Company had two customers, Canadian Tire Corporation and Amazon.com, which represented 27.3% and 22.3%, respectively of outstanding accounts receivable.  As of March 31, 2017, the Company had three customers, Amazon.com, Amazon.uk, and Amazon.ca, which represented 33.9%, 14.3% and 11.0%, respectively, of outstanding accounts receivable.  Management believes that all receivables from these customers are collectible.

Suppliers:
For the year ended March 31, 2018, the Company purchased inventories and other inventory related items from one supplier totaling $14.7 million representing 68.0% of cost of revenue.  For the year ended March 31, 2017, the Company purchased inventories and other inventory related items from one supplier totaling $8.7 million representing 57.6% of cost of revenue.

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

The carrying value of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2018 and March 31, 2017 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined by Level 3 inputs.  As discussed below in Notes 2 and 3, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of March 31, 2018 and March 31, 2017, the fair value of the Company’s sale of intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  Historically, the Company has also had a note payable from Scotts Miracle-Gro that is also valued using the discounted cash flow method.  The Company borrowed a total of $1.0 million from Scotts Miracle-Gro from two $500,000 advances in October 2017, but repaid the principal and interest in full on December 29, 2017. The table below summarizes the fair value and carry value of each Level 3 category liability:

	March 31, 2018		March 31, 2017
	Fair Value	Carry Value	Fair Value	Carry Value
(in thousands)
Liabilities
Sale of intellectual property liability	65	80	90	117
Total	$65	$80	$90	$117

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the periods ended March 31, 2018 and March 31, 2017.

	(in thousands)
	Derivative warrant liability	Notes payable-related party	Sale of intellectual property liability
Balance, March 31, 2016	$644	$1,277	$117
Revaluations prior to exercise	2,108	-	-
Exercise of derivative warrant liability	(2,752)	-	-
Proceeds notes payable-related party	-	5,250	-
Payment of notes payable-related party	-	(6,354)	-
Value of common stock issued for interest on notes payable-related party	-	(173)	-
Amortization of intellectual property	-	-	(27)
Balance, March 31, 2017	$-	$-	$90
Revaluations prior to exercise	-	-	-
Exercise of derivative warrant liability	-	-	-
Proceeds notes payable-related party	-	-	-
Payment of notes payable-related party	-	-	-
Value of common stock issued for interest on notes payable-related party	-	-	-
Amortization of intellectual property	-	-	(25)
Balance, March 31, 2018	$-	$-	$65

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

Property and equipment consist of the following:

	March 31,	March 31,
	2018	2017
(in thousands)
Manufacturing equipment and tooling	$3,797	$3,349
Computer equipment and software	626	612
Leasehold improvements	116	116
Other equipment and intangible assets	358	358
	4,897	4,435
Less: accumulated depreciation	(4,385)	(4,020)
Property and equipment, net	$512	$415

Depreciation expense for the years ended March 31, 2018 and 2017, was $346,000, and $368,000, respectively.

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

	March 31,	March 31,
	2018	2017
(in thousands)
Finished goods	$4,117	$2,274
Raw materials	930	647
	$5,047	$2,921

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2018 and 2017, the Company had reserved $66,000 and $362,000, respectively, for inventory obsolescence.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells its products to retailers and direct-to-consumer. Direct-to-consumer transactions are primarily paid by credit card. Retailer sales terms vary by customer, but are generally net 30 days to net 60 days. Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable.  The Company’s allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $39,000 and $20,000 at March 31, 2018 and March 31, 2017, respectively.

Other Receivables
In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Vanity, the Company’s credit card processor.  This reserve is equal to 5% of the credit card sales processed during the previous six months. As of March 31, 2018 and March 31, 2017, the balance in this reserve account was $281,000 and $258,000, respectively.

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

Advertising expenses for the years ended March 31, 2018 and March 31, 2017, were as follows:

	Fiscal Year Ended March 31,
	2018	2017
(in thousands)
Direct-to-consumer	$579	$424
Retail	3,412	2,533
Other	759	706
Total advertising expense	$4,750	$3,663

As of March 31, 2018 and March 31, 2017, the Company had deferred $14,000 and $24,000, respectively, related to such media and advertising costs, which include the catalogue cost described above and commercial production costs.  The costs are included in the prepaid expenses and other line of the balance sheet.

Research and Development
Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock-Based Compensation
The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards.  For the years ended March 31, 2018 and March 31, 2017, equity compensation in the form of stock options and grants of restricted stock that vested totaled zero and $152,000, respectively, and is included in the accompanying statements of operations in the following categories:

	Years ended
	March 31, 2018	March 31, 2017
(in thousands)
General and administrative	$-	$27
Sales and marketing	-	125
Total	$-	$152

Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude that it is “more likely than not” that the value of such asset will be realized.  As of March 31, 2018 and March 31, 2017, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

Revenue Recognition
The Company recognizes revenue from product sales, net of estimated returns, when persuasive evidence of a sale exists, including the following: (i) a product is shipped under an agreement with a customer; (ii) risk of loss and title has passed to the customer; (iii) the fee is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives. Certain incentive programs require the Company to estimate revenue reductions based on industry experience the number of customers who will actually redeem the incentive.  At March 31, 2018 and March 31, 2017, the Company had accrued $430,000 and $304,000 respectively, as its estimate for deductions and allowances.  These expenses are included in the accrued expenses line of the balance sheets.

Warranty and Return Reserves
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Based upon the foregoing, the Company has recorded as of March 31, 2018 and March 31, 2017 a provision for potential future warranty costs of $111,000 and $125,000, respectively.  These reserves are recorded in the accrued expenses line of the balance sheets.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retail customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers.  As of March 31, 2018 and March 31, 2017, the Company has recorded a reserve for customer returns of $293,000 and $175,000, respectively.  These expenses are included in the accrued expenses line of the balance sheets.

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

New Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows.”  The new guidance will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents is required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted this new guidance in the first quarter of Fiscal Year 2018; the adoption did not have a material impact on our financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Compensation Accounting,” which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The standard became effective for us in Fiscal Year 2018 and did not have a material impact on our financial statements.

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

In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year of previously issued ASU 2014-09, “Revenue from Contracts with Customers,” which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of Fiscal Year 2019 using one of two prescribed methods.  We anticipate we will adopt the modified retrospective transition method and are currently do not believe there will be a material impact on our consolidated financial statements and disclosures.

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

Note 2 – Notes Payable and Long Term Debt

We relied upon a variety of debt funding sources to meet our liquidity requirements during the fiscal years ended March 31, 2018 and 2017, as summarized below:

	March 31,	March 31,
	2018 (in thousands)	2017 (in thousands)
Notes Payable –related party	$-	$-
Sale of intellectual property liability (see Note 3)	80	117
Total debt	80	117
Less current portion	80	117
Long term debt	$-	$-

Debt Payment Obligations

As of March 31, 2018, we have no remaining debt requiring cash payments.  All outstanding debt obligations are related to the Scotts Miracle-Gro transaction as described in Note 3 to our financial statements.

Scotts Miracle-Gro Term Loan Agreement

On September 13, 2017, the Company entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000 not to exceed $2.0 million with a due date of March 30, 2018.  The Company repaid the principal and interest in full on December 29, 2017.  As a result the Company’s note payable balance was $0 on December 31, 2017.  The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum and will be paid, in cash, quarterly in arrears at the end of each September, December and March. The funds provided under the Term Loan are used for general working capital and to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.   The Company borrowed $1.0 million under the Term Loan in October 2017.  The Term Loan permits prepayments without penalty or premium and as of December 31, 2017 the Company repaid the outstanding balance of the Term Loan and accrued interest in full.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, The Company and Scotts Miracle-Gro agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of March 31, 2018 and March 31, 2017, the Company recorded a liability of $80,000 and $117,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.

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

In conjunction with the Private Offering described above, the Company and Scotts Miracle-Gro also agreed to the following:

Intellectual Property Sale.  The Company also agreed to sell to Scotts Miracle-Gro all intellectual property associated with the Company’s hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of the revenue, and the Company has significant involvement in the generation of the revenue, the excess paid over net book value is classified as a liability and is being amortized under the effective interest method.  As of March 31, 2018 and 2017, $80,000 and $117,000 was recorded as a liability on the balance sheets.

Technology Licensing Agreement.  The Company was granted an exclusive license (the “Technology License”) to use the Hydroponic IP in North America and certain European countries (collectively, the “Company Markets”) in return for a royalty of 2% of annual net sales (the “Royalty”), as determined at the end of each fiscal year.  The Royalty is payable in the Company’s common stock at $1.51 per share, the conversion price of the Series B Stock.  As of March 31, 2018 and 2017, the Company has accrued as a liability $648,000 and $472,000, respectively, for the Technology Licensing Agreement.  The accrual is calculated as 2% of the annual net sales and recorded as a liability.  The accrued liability for shares to be distributed at $1.51 per share is fair valued at period end was $0 and $935,000 of the stock dividend to be distributed as of March 31, 2018 and 2017, respectively.  The initial term of the Technology License is five years, and the Company may renew the Technology License for an additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the Technology Licensing Agreement at the time of renewal.  The Technology License may not be assigned.

Brand License.  The Company and Scotts Miracle-Gro also entered a brand license whereby the Company may use certain of Scotts Miracle-Gro’s trade name, trademark and/or service mark to rebrand the AeroGarden and, with the written consent of Scotts Miracle-Gro, other products in the Company Markets in exchange for the Company’s payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in annual net sales, as compared to net sales during the fiscal year ended March 31, 2013.  Such brand license compensation was payable in the Company’s common stock at $1.51 per share (the conversion price of the Series B Preferred Stock).  The initial term of the brand license will be five years, and the Company may renew the license for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the brand license at the time of renewal.  The brand license may not be assigned.  The brand license may only be terminated by Scotts Miracle-Gro in the event of an uncured default, under the terms of the brand license.  The Brand License Agreement was filed with the SEC on February 17, 2015 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.  The accrual is calculated as 5% of the incremental annual net sales and recorded as a liability.  The accrued liability for shares to be distributed at $1.51 per share amounts to $0 million and $1.6 million of the stock dividend to be distributed as of March 31, 2018 and 2017, respectively.

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

Note 4 – Equity Compensation Plans and Employee Benefit Plans

In August 2005, the Company’s Board of Directors approved the 2005 Equity Compensation Plan (the “2005 Plan”) pursuant to which both qualified and nonqualified stock options as well as restricted shares of common stock are reserved for issuance to eligible employees, consultants and directors of the Company.  A total of 13,505,000 shares of our common stock may be granted under the 2005 Plan.  The 2005 Equity Compensation plan has expired and we currently do not anticipate a shareholder meeting to approve a new plan.

The 2005 Plan is administered by the Company’s Governance, Compensation and Nominating Committee, which has the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options and/or restricted stock, and all other terms and conditions of each award.

For the years ended March 31, 2018 and March 31, 2017, the Company did not grant any options to purchase the Company’s common stock under the 2005 Equity Compensation Plan.   As of March 31, 2018, the Company had a total of 175,000 options outstanding with exercise prices ranging from $1.10 to $5.31 per share.

As a result of recognizing compensation expense for stock options, the net loss for the years ended March 31, 2018 and March 31, 2017, was increased by $0 and $152,000, respectively.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
	Options			Weighted-
	(in thousands)	Low	High	Average
Balances at April 1, 2016	656	$1.01	$5.31	$2.13
Granted	-	-	-	-
Exercised	(481)	1.01	2.42	1.67
Forfeited	-	-	-	-
Balances at March 31, 2017	175	$1.10	$5.31	$3.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances at March 31, 2018	175	$1.10	$5.31	$3.50

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2018 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
		Weighted-
		average	Weighted-	Aggregate
		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.10	50	0.08	$1.10
$1.55	11	2.38	$1.55
$2.20	21	0.55	$2.20
$5.31	93	1.35	$5.31
	175	0.94	$3.50	$73

 The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented which was March 30, 2018.

At March 31, 2018, there are no unvested outstanding options to purchase shares of the Company’s common stock and that will result in no additional compensation expense.

We sponsor a defined contribution 401(k) plan adopted in fiscal year 2017, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match a percentage of contributions, up to a stated limit, with all matching contributions being fully vested immediately. Our matching contributions under the 401(k) plan were $33,000 and $31,000 for the fiscal years ended March 31, 2018 and 2017, respectively.

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

Income tax provision consisted of the following:
(in thousands)
	For the Years Ended March 31,
	2018	2017
Current:
Federal	$-	$-
Foreign	-	-
State	1	1
	1	1
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income tax provision	$1	$1

Reconciliation of effective tax rate:
	For the Years Ended March 31,
	2018	2017
Federal taxes at statutory rate	30.75%	34.00%
State taxes, net of federal benefit	-11.09%	0.58%
FMV excess of conversion price	-74.75%	5.15%
Warrants Valuation	0.00%	-15.35%
Fair Value of Dividend-Paid by Stock	-48.71%	-15.10%
Stock Options ISO	0.00%	-1.03%
Other Permanent items	1.87%	-0.13%
Change in effective tax rate	353.71%	-0.19%
Other Adjustments	-12.96%	-0.68%
Valuation allowance	-6,366.72%	-6.47%
Federal NOL Carryforward Reduction	5,110.07%	-0.80%
State NOL Carryforward Reduction	655.18%	0.00%
NOL Created by Tax Stock Comp	0.00%	-1.22%
Stock-based compensation	362.89%	1.22%
Effective income tax rate	0.24%	-0.02%

(in thousands)
	As of March 31,
	2018	2017
Non-Current Deferred Tax Assets and Liabilities:
Net Operating Loss	$2,697	$22,827
R & D credit carryforwards	597	597
Intangibles and fixed assets	64	82
Accrued compensation	226	175
Allowance for bad debt	10	7
Reserve for customer returns	73	64
Warranty reserve	27	46
Reserve for obsolete inventory	71	133
Stock-compensation	72	1,405
Royalty Payments made with Stock	462	455
Other	29	44
Prepaid expenses	(70)	(105)
Valuation allowance	(4,258)	(25,730)

Non-Current Deferred Tax Assets and Liabilities, Net	$-	$-

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code.  The Company believes there has been a change of ownership, and a study was conducted in order to determine future utilization of its net operating losses.  The findings of the study indicate approximately $50 million of the Company’s net operating losses will expire due to the 382 limitations.

At March 31, 2018 and March 31, 2017, respectively, approximately $12.8 million and $62.2 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2037.  At March 31, 2018, the total state net operating loss carry-forwards will expire between 2020 through 2037. The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will not be able to realize the benefits of these deductible differences at March 31, 2018.

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements.  As of March 31, 2018, the Company has not recorded a liability for uncertain tax positions.  Included in net deferred tax assets is $597,000 of federal research credits that may offset future taxable income through 2022.  While the Company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the Company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements pursuant to ASC 740.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended March 31, 2014 through the current period.

On December 22, 2017 (the “Enactment Date”), the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code and key provisions applicable to the Company, for 2018 including the following: (1) reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT); (3) a new limitation on deductible interest expense; (4) limitations on the deductibility of certain executive compensation; (5) limitations on the use of federal tax credits (“FTCs”) to reduce the U.S. income tax liability; (6) limitations on net operating losses (“NOL’s”) generated after December 31, 2017, to 80 percent of taxable income.  Consequently, the Company has recorded a decrease to its net deferred tax assets of 8.3 million with a corresponding net adjustment to the valuation allowance for the year ended March 31, 2018.  Based on the Company’s current interpretation and subject to the release of the related regulations and any future interpretive guidance, the Company believes the effects of the change in tax law incorporated herein are substantially complete.

Concurrent with the enactment of the Tax Act, in December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Enactment Date for companies to complete the accounting under Accounting Standards Codification 740 - Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that an entity’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Note 6 – Related Party Transactions

See Note 2 “Notes Payable and Long Term Debt,” and Note 8 “Stockholders’ Equity” to our financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders.

On September 13, 2017, the Company entered into a Term Loan Agreement in the principal amount of up to $2.0 million with Scotts Miracle-Gro.  Interest was charged at the stated rate of 10% per annum, but the principal and accrued interest on the Term Loan were repaid in full as of December 31, 2017.   As disclosed above in Note 2 under the caption “Scotts Miracle-Gro Term Loan,” the principal and interest balance of the Term Loan at March 31, 2018, was $0 and was paid in full during December 2017.  During the year ended March 31, 2018, the Company sold product to Scotts Miracle-Gro for approximately $877,000.  Additionally, we paid Scotts Miracle-Gro $61,000 for charges incurred from a warehouse fully owned by Scotts Miracle-Gro to fulfill an order with one of our customers.

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

Note 7 – Commitments and Contingencies

We lease an office space in Boulder, Colorado. As of September 30, 2011, the Company executed an amendment to the lease which reduced the square footage and monthly rent and extended the lease term. We lease 9,868 square feet with a current monthly rent of $11,000. We also pay our proportionate share of building taxes, insurance and operating expenses. The lease term was extended to September 30, 2019.  The agreement contains other standard office lease provisions.  On April 1, 2018, the Company leased an additional 1,314 square feet of space, thereby increasing the total rent to $12,000 per month.

In May 2011, the Company reached an agreement with Wildernest Logistics Solutions to provide warehousing, distribution and fulfillment operations, and seed pod kit manufacturing. The agreement calls for a monthly $10,000 facility charge.  The Company has extended its agreement with Wildernest Logistics Solutions effective April 17, 2014 for a two-year term with automatic one-year renewals.

Future cash payments under such agreements for the remaining years are as follows:

Year Ending	Rent
(in thousands)
March 31, 2019	$160
March 31, 2020	80
$240

Rent expense for the years ended March 31, 2018 and 2017, was $311,000 and $286,000, respectively.

Note 8 – Stockholders’ Equity

Common Stock and Common Stock Warrants

As of March 31, 2018, the Company had 34,328,036 common shares issued and outstanding out of the 750,000,000 shares (par value $0.001 per share) that have been authorized by the Company’s shareholders.

In August 2017, the Company issued 850,749 shares of common stock to SMG Growing Media, Inc. to fulfill the agreement for the technology licensing agreement and brand licensing agreement as further discussed in Note 3 above.

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

As discussed above, on November 29, 2016, Scotts Miracle-Gro fully exercised its warrant to purchase 80% of the Company’s outstanding stock.  For additional details regarding the Scotts Miracle-Gro Warrant, see “Note 3 – Scotts Miracle-Gro Transaction” above.

A summary of the Company’s common stock warrant activity for the period from April 1, 2016 through March 31, 2018 is presented below:

	Warrants	Weighted	Aggregate
	Outstanding (in thousands)	Average Exercise Price	Intrinsic Value
Outstanding, April 1, 2016	444	$6.45	$7
Granted	-	-
Exercised	(48)	2.10
Expired	-	-
Outstanding, March 31, 2017	396	$6.97	$2
Granted	-	-
Exercised	-	-
Expired	(394)	7.00
Outstanding, March 31, 2018	2	$2.10	$5

As of March 31, 2018, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (Yrs)
2	$2.10	0.77
2	$2.10	0.77

Preferred Stock and Preferred Stock Warrants

The Company’s Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock with $0.001 par value.

As discussed in Note 3 above, the Series B Preferred Stock was converted into 2,649,007 shares of common stock ($4.0 million divided by a conversion price of $1.51 per share) on November 29, 2016, concurrently with Scotts Miracle-Gro’s exercise of its Warrant.  The Series B Convertible Preferred Stock bore a cumulative annual dividend of 8.0%, payable in shares of the Company’s common stock at a conversion price of $1.51 per share (subject to customary anti-dilution rights, as described in the Series B Convertible Preferred Stock Certificates of Designations).  All shares related to this agreement were settled in the issuance in August 2017 and no accrual remains as of March 31, 2018 for the stock dividend.  For additional details regarding the initial issuance of the Series B Convertible Preferred Stock and Warrant in March 2013 and the November 2016 conversation/exercise of the Series B Preferred Stock and Warrant, see “Note 3 – Scotts Miracle-Gro Transaction” above.

As of March 31, 2018 and March 31, 2017, based on the number of shares issuable to Scotts Miracle-Gro the Company has accrued $0 and $49,000 for the stock dividend, respectively.  For additional details regarding the Series B Convertible Preferred Stock, see “Note 3 – Scotts Miracle-Gro Transaction” above.

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

	Fiscal Year Ended March 31, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$8,172	$24,126	$-	$32,298
Cost of revenue	5,672	15,926	-	21,598
Gross profit	2,500	8,200	-	10,700
Gross profit percentage	30.6%	33.9%	-	33.1%
Sales and marketing (1)	129	3,670	1,590	5,389
Segment profit	2,371	4,530	(1,590)	5,311
Segment profit percentage	29.0%	18.8%	-	16.4%

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

Note 10 – Subsequent Events

None.

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company, dated March 25, 2002 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006)

3.7	Certificate of Amendment to Articles of Incorporation, certified May 3, 2010 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q, filed August 12, 2010)

3.8	Certificate of Amendment to Articles of Incorporation, dated May 1, 2012 (incorporated by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q, filed August 10, 2012)

3.9	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)

3.10	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)

3.11	Amendment No. 2 to Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed April 23, 2013)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)

4.2	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)

10.1	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed March 7, 2006)

10.2	Form of Stock Option Agreement relating to the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed March 7, 2006)

10.3	2005 Equity Compensation Plan, as amended (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, filed July 28, 2010)

10.4	Form of Stock Option Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed March 7, 2006)

10.5	Form of Restricted Stock Grant Agreement relating to the 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed March 7, 2006)

10.6	Lease Agreement with Pawnee Properties, LLC (incorporated by reference to Exhibit 10.27 of our Current Report on Form 8-K, filed August 2, 2006)

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

10.9
Employment Agreement dated March 4, 2012 by and between Company and J. Michael Wolfe, Chief Executive Officer (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed March 6, 2012)

10.10
Employment Agreement dated as of March 4, 2012 by and between the Company and John K. Thompson, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed March 6, 2012)

10.11
Securities Purchase Agreement, by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 23, 2013)

10.12	Indemnification Agreement, by and between the Company and Chris J. Hagedorn, dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 23, 2013)

10.13	Intellectual Property Sale Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.14	Intellectual Property Licensing Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.15	Brand License Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.16	First Amendment to Brand License Agreement (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.17	Brand License Agreement Additional Territory Term Sheet No. 1 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.18	First Amendment to Technology License Agreement (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.19	Technology License Agreement Additional Territory Term Sheet No. 1 (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.20	Supply Chain Services Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.21
First Amendment to Collaboration Services Agreement by and among The Scotts Company LLC, OMS Investments, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 21, 2016)

10.22
First Amendment to Supply Chain Services Agreement The Scotts Company LLC, OMS Investments, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed July 21, 2016)

10.23
Second Amendment to Brand License Agreement, by and among OMS Investments, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed July 21, 2016)

10.24
Second Amendment to Technology  License Agreement by and among OMS Investments, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed July 21, 2016)

10.25	Waiver by and among AeroGrow and SMG Growing Media, Inc., dated July 15, 2016 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed July 21, 2016)

10.26
Term Loan and Security Agreement by and among AeroGrow and SMG Growing Media, Inc., dated September 13, 2017 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 26, 2017)

10.27
Second Amendment to Collaboration Services Agreement by and among The Scotts Company LLC, OMS Investments, Inc. and AeroGrow dated September 13, 2017 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 26, 2017)

10.28
Third Amendment to Technology  License Agreement by and among OMS Investments, Inc. and AeroGrow dated March 8, 2017 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed November 13, 2017)

10.29
Third Amendment to Collaboration Services Agreement by and among The Scotts Company LLC, OMS Investments, Inc. and AeroGrow dated March, 29, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 4, 2018)

10.30
Notice of Renewal of License Agreement by and between OMS Investments, Inc. and AeroGrow dated March 29, 2018 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 4, 2018)

10.31	Brand License Agreement by and between OMS Investments, Inc. and AeroGrow dated as of April 1, 2018 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 4, 2018)

10.32
Distribution, Trademark and Technology Agreement by and among Aiwuan Shanghai ltd and AeroGrow dated as of March 13, 2018 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed April 4, 2018)

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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROGROW INTERNATIONAL, INC., A NEVADA CORPORATION

Date: June 28, 2018	By:	/s/ J. Michael Wolfe
J. Michael Wolfe
Title
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint either of J. Michael Wolfe or Grey H. Gibbs, with full power of substitution and full power, to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of June 2018.

Signature	Title	Date

/s/ J. MICHAEL WOLFE	President and Chief Executive Officer	JUNE 28, 2018
J. Michael Wolfe	(Principal Executive Officer)

/s/ GREY H. GIBBS	Senior Vice- President – Finance and Accounting	JUNE 28, 2018
Grey H. Gibbs	(Principal Financial and Accounting Officer)

/s/ CHRIS J. HAGEDORN	Chairman of the Board	JUNE 28, 2018
Chris J. Hagedorn

/s/ H. MACGREGOR CLARKE	Director	JUNE 28, 2018
H. Macgregor Clarke

/s/ ALBERT MESSINA	Director	JUNE 28, 2018
Albert Messina

/s/ PETER SUPRON	Director	JUNE 28, 2018
Peter Supron

/s/ DAVID B. KENT	Director	JUNE 28, 2018
David B. Kent