Form 10-Q
period 2018-06-30
AeroGrow International, Inc.
filed 2018-08-13
CIK 1316644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if smaller reporting company) Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 6, 2018:  34,328,036

AeroGrow International, Inc.

FORM 10-Q REPORT

June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	March 31, 2018
(in thousands, except share and per share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$7,005	$7,482
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $23 and $39 at June 30, 2018 and March 31, 2018, respectively	2,013	4,296
Other receivables	195	281
Inventory	4,208	5,047
Prepaid expenses and other	2,867	493
Total current assets	16,303	17,614
Property and equipment and intangible assets, net of accumulated depreciation of $4,480 and $4,386 at June 30, 2018 and March 31, 2018, respectively	441	514
Other assets
Deposits	39	39
Total assets	$16,783	$18,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$920	$1,227
Accounts payable related party	1,782	1,521
Accrued expenses	1,550	2,231
Customer deposits	146	163
Debt associated with sale of intellectual property	71	80
Total current liabilities	4,469	5,222
Long term liabilities
Capital lease liability	9	12
Other liability	196	190
Total liabilities	4,674	5,424
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 shares issued and outstanding at June 30, 2018 and March 31, 2018	34	34
Additional paid-in capital	140,817	140,817
Accumulated deficit	(128,742)	(128,108)
Total stockholders' equity	12,109	12,743
Total liabilities and stockholders' equity	$16,783	$18,167

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30,
	2018	2017
(in thousands, except per share data)
Net revenue	$3,743	$2,462
Cost of revenue	2,310	1,640
Gross profit	1,433	822

Operating expenses
Research and development	160	91
Sales and marketing	1,242	832
General and administrative	685	627
Total operating expenses	2,087	1,550

Loss from operations	(654)	(728)

Other income (expense), net
Other income (expense), net	20	39
Total other income (expense) income, net	20	39

Net loss	$(634)	$(689)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	-	581
Net loss attributable to common stockholders	$(634)	$(108)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	34,328	33,477

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
(in thousands)
Cash flows from operating activities:
Net loss	$(634)	$(689)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization expense	95	102
Bad debt (recovery) expense	(16)	(10)
Inventory allowance	-	(16)
Accretion of debt associated with sale of intellectual property	(9)	(10)
Change in operating assets and liabilities:
Decrease in accounts receivable	2,299	1,248
Decrease in other receivable	86	82
Decrease (increase) in inventory	839	(27)
(Increase) in prepaid expense and other	(2,374)	(634)
(Increase) in deposits	-	(4)
(Decrease) increase in accounts payable	(46)	116
(Decrease) in accrued expenses	(676)	(654)
(Decrease) in customer deposits	(17)	(21)
Net cash (used) by operating activities	(453)	(517)
Cash flows from investing activities:
Purchases of equipment	(21)	(51)
Net cash (used) by investing activities	(21)	(51)
Cash flows from financing activities:
Repayment of capital lease	(3)	(2)
Net cash (used) by financing activities	(3)	(2)
Net (decrease) in cash	(477)	(570)
Cash and cash equivalents and restricted cash, beginning of period	7,497	8,819
Cash and cash equivalents and restricted cash, end of period	$7,020	$8,249

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Three Months Ended June 30, (in thousands)
	2018	2017
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of SMG intellectual property royalty, branding license and interest on notes payable-related party	$-	$570
Change in fair value of stock dividends accrued on convertible preferred stock	$-	$11

AEROGROW INTERNATIONAL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (collectively, the “Company,” “AeroGrow,” “we,” “our” or “us”) was incorporated in the State of Nevada on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels, including retail distribution (brick and mortar and online), catalogue and direct-to-consumer sales primarily in the United States and Canada.

2.    Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 (“Fiscal 2018”), as filed with the SEC on June 28, 2018.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2018, the results of operations for the three months ended June 30, 2018 and 2017, and the cash flows for the three months ended June 30, 2018 and 2017. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 60.1% of revenues in Fiscal 2018 occurring in the four consecutive calendar months from October through January.   During the three-month period ended June 30, 2018, the Company has further expanded its distribution channels and invested in necessary overhead in anticipation of the Fiscal 2019 peak sales season.  The balance sheet as of March 31, 2018 is derived from the Company’s audited financial statements.

Liquidity

Sources of funding to meet prospective cash requirements during Fiscal 2019 include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements.  We may need to seek additional debt or equity capital, however, to address the seasonal nature of our working capital needs, increase the scale of our business and provide a cash reserve against contingencies.  There can be no assurance we will be able to raise this additional capital.  See Note 10 for subsequent events.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted into common stock at the beginning of the periods presented. Securities that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS include: (i) employee stock options to purchase 125,000 shares and warrants to purchase 2,000 shares of common stock for the period ended June 30, 2018; and (ii) employee stock options to purchase 175,000 shares and warrants to purchase 2,000 shares for the three months ended June 30, 2017.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Cash:

The Company maintains cash depository accounts with financial institutions.  The amount on deposit with several financial institutions exceeded the $250,000 federally insured limit as of June 30, 2018.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:

For the three months ended June 30, 2018 and 2017, one customer, Amazon.com, represented 41.8% and 23%, respectively, of the Company’s net revenue.

As of June 30, 2018, the Company had three customers, Amazon.com, Bed, Bath & Beyond and Kohl’s, that represented 26.1%, 18.5% and 11.6% of the Company’s outstanding accounts receivable, respectively.  As of March 31, 2018, the Company had two customers, Canadian Tire Corporation and Amazon.com, which represented 27.3% and 22.3%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers:

For the three months ended June 30, 2018, the Company purchased inventories and other inventory-related items from one supplier totaling $2.7 million. For the three months ended June 30, 2017, the Company purchased inventories and other inventory-related items from one supplier totaling $1.7 million.  The purchase of inventories and other inventory-related items is tied to the anticipated timing and amount of sales for our highly seasonal business and payment terms with our suppliers.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation/shipping and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations, especially in the short term.

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

The carrying value of financial instruments including cash, receivables and accounts payable and accrued expenses, approximates their fair value at June 30, 2018 and March 31, 2018 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined utilizing Level 3 inputs.  As discussed below in Notes 3 and 4, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of June 30, 2018 and March 31, 2018, the fair value of the Company's sale of the intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  As of June 30, 2018, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis, subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days, while direct-to-consumer transactions are primarily paid by credit card.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $23,000 and $39,000 at June 30, 2018 and March 31, 2018, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Vantiv, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2018 and March 31, 2018, the balance in this reserve account was $195,000 and $281,000, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  In contrast, the Company records media and marketing costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs. Direct-to-consumer advertising costs incurred are reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has continued to expand its retail distribution channel, the Company has expanded its advertising to include online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expense for the three months ended June 30, 2018 and June 30, 2017, were as follows:

	Three Months Ended June 30, (in thousands)
	2018	2017
Direct-to-consumer	$89	$72
Retail	372	185
Other	$15	$10
Total advertising expense	$476	$267

As of June 30, 2018 and March 31, 2018, the Company had deferred $3,000 and $14,000, respectively, related to such media and advertising costs which include the catalogue costs described above.  The costs are included within the “prepaid expenses and other” line of the balance sheets.

Inventory

Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor and manufacturing overhead are included in inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers. Inventory values at June 30, 2018 and March 31, 2018 were as follows:

	June 30,	March 31,
	2018 (in thousands)	2018 (in thousands)
Finished goods	$3,078	$4,117
Raw materials	1,130	930
	$4,208	$5,047

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2018 and March 31, 2018, the Company had reserved $66,000 for inventory obsolescence.  The inventory values are shown net of these reserves.

Revenue Recognition

The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers", and all the related amendments (collectively “ASC 606”) on April 1, 2018 using the modified retrospective method. The adoption did not have a material impact to the nature and timing of its revenues, results of operations, cash flows and statement of financial position. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those periods.

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited consolidated balance sheets as of June 30, 2018:

	As reported (in thousands)	Adjustments	Balance without adoption of ASC 606
		(in thousands)
Assets
Accounts receivable, net	$2,013	$(376)	$2,389
Liabilities
Accrued expenses	$1,550	$(376)	$1,926

The Company currently has two operating and reportable segments, (i) the Direct to Consumer segment, which composed of sales directly from our website, mail order or customer calls to our customer service department and (ii) the Retail segment, which is comprised of all sales related to retailers, including where possession of our product is taken and sold by the retailer in store or online, and drop ship orders that process from the retailer and drop directly to our warehouse for us to ship on behalf of the retailer.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products and the risk of loss to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.  The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2018 or March 31, 2018.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

There were no changes to the Company’s accounting for variable consideration under ASC 606. However, the classification from a liability to a contra asset to show net realizable accounts receivable results in a change in presentation on the balance sheet. Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to retail customers including, but not limited to the following:

●	discounts granted off list prices to support price promotions to end-consumers by retailers;
●	the Company’s agreed share of fees given directly to retailers for advertising, in-store marketing and promotional activities; and
●	incentives given to the Company’s retailers for achieving or exceeding certain predetermined purchases (i.e., rebates).

The Company’s promotional allowance programs with its retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one day to one year. The Company’s promotional and other allowances are calculated based on various programs with retail customers, and accruals are established during the year for its anticipated liabilities. These accruals are based on agreed upon terms, as well as the Company’s historical experience with similar programs, and require management’s judgment with respect to estimating consumer participation and retail customer performance levels. Differences between such estimated expense and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of June 30, 2018 and March 31, 2018, the Company reduced accounts receivable $434,000 and accrued $430,000, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” and “accrued expenses” line of the balance sheets, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $122,000 and $111,000 as of June 30, 2018 and March 31, 2018, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retail customers are provided a fixed allowance, usually in a range of 1% to 2%, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of June 30, 2018 and March 31, 2018, the Company has recorded a reserve for customer returns of $183,000 and $293,000, respectively.

Segments of an Enterprise and Related Information

U.S. GAAP utilizes a management approach based on allocating resources and assessing performance as the source of the Company's reportable segments.  U.S. GAAP also requires disclosures about products and services, geographic areas and major customers.  At present, the Company operates in two segments, Direct-to-Consumer and Retail Sales.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period, and early adoption is permitted. The Company is in the process of evaluating the potential impact of this new guidance on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized and a current and long-term liability recorded in the Company’s financial statements. We are currently evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.

In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year of previously issued ASU 2014-09, “Revenue from Contracts with Customers,” which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   The standard became effective for us in Fiscal Year 2019 and did not have a material impact on our financial statements. The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers", and all the related amendments (collectively “ASC 606”) on April 1, 2018 using the modified retrospective method. The adoption did not have a material impact to the nature and timing of its revenues or changes to retained earnings due to the nature of revenues of our product which is related to product shipments and has relatively short revenue and accounts receivable cycles. Our revenues generally do not include future or multiple deliverables and as such our process to recognize revenue was consistent with the guidance and adoption of ASC 606. The adoption did not have a material impact on results of operations, cash flows but did impact the balance sheet classification of some accrued expenses which will now be reported as contra accounts receivable. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those periods.

3.    Notes Payable, Long Term Debt and Current Portion – Long Term Debt

The following represents the changes to our Notes Payable, Long Term Debt and Current Portion – Long Term Debt for the periods presented. For a more detailed discussion on our previously outstanding Notes Payable, Long Term Debt and Current Portion – Long Term Debt, refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, as filed with the SEC on June 28, 2018.

As of June 30, 2018 and March 31, 2018, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	June 30, 2018	March 31, 2018
	(in thousands)	(in thousands)
Sale of intellectual property liability (see Note 4)	71	80
Total debt	71	80
Less notes payable and current portion – long term debt	71	80
Long term debt	$-	$-

Liability Associated with Scotts Miracle-Gro Transaction

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of June 30, 2018 and March 31, 2018, a liability of $71,000 and $80,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of June 30, 2018 and March 31, 2018, the accrued liability for the Technology Licensing Agreement, the accrual is calculated as 2% of the annual net sales and recorded as a liability and amounts to $725,000 and $648,000, respectively.  The accrued liability for the Brand License Agreement which is calculated at an amount equal to 5% of incremental growth and is recorded as a liability and amounts to $1.3 million and $1.3 million as of June 30, 2018 and March 31, 2018, respectively.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and a warrant to purchase up to 80% of the Company’s common stock (the “Warrant”) for an aggregate purchase price of $4.0 million.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement were filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  On November 29, 2016, Scotts Miracle-Gro fully exercised the Warrant and, by its terms, the Series B Preferred Stock automatically converted into the Company’s common stock. Scotts Miracle-Gro currently owns approximately 80.5% of the Company’s outstanding common stock.

Upon demand by Scotts Miracle-Gro, the Company must use its best efforts to file a Registration Statement on Form S-3, or, if the Company is not eligible for Form S-3, on Form S-1 (collectively, the “Registration Statement”), within 120 calendar days after receipt of Scotts Miracle-Gro’s demand for registration. The Company must use its best efforts to cause the Registration Statement to become effective as soon as possible thereafter.

In conjunction with the private offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  For more details regarding these agreements, please refer to Note 3 “Scotts Miracle-Gro Transactions” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on June 28, 2018.  See also Note 10 for subsequent events.

5.    Equity Compensation Plans and Employee Benefit Plans

For the three months ended June 30, 2018 and June 30, 2017, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan until a new plan is adopted.

During the three months ended June 30, 2018, 50,000 options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options. During the three months ended June 30, 2017, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options.

As of June 30, 2018, the Company had no unvested outstanding options to purchase shares of the Company’s common stock and that will result in no additional compensation expense.

Information regarding all stock options outstanding under the Company’s 2005 Plan as of June 30, 2018 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
		Weighted-
		average	Weighted-	Aggregate
		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.55	11	2.14	$1.55
$2.20	21	0.31	$2.20
$5.31	93	1.10	$5.31
	125	1.07	$4.47	$17

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was June 29, 2018.

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

A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2018 and March 31, 2018, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2018, as filed with the SEC on June 28, 2018 for a detailed discussion of related party transactions.  Additionally, see Note 10 “Subsequent Events” to our financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders.

8.    Common Stock Warrants

A summary of the Company’s common stock warrant activity for the period from April 1, 2018 through June 30, 2018 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, April 1, 2018	2	$2.10	$1
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2018	2	$2.10	$1

As of June 30, 2018, the Company had the following outstanding warrants to purchase its common stock:

	Weighted Average
Warrants Outstanding (in thousands)	Exercise Price	Remaining Life (years)
2	$2.10	0.27
2	$2.10	0.27

9.    Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting and the perspective of the chief operating decision maker. The company has two reportable segments, Retail Sales and Direct-to-Consumers. The Company evaluates performance based on the primary financial measure of contribution margin (“segment profit”). Segment profit reflects the income or loss from operations before corporate expenses, non-operating income, net interest expense, and income taxes.  The Company does not have individually identified assets regarding specific segments as all processes to manufacture products are not different based on segment.

	Three Months Ended June 30, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,454	$2,289	$-	$3,743
Cost of revenue	889	1,421	-	2,310
Gross profit	565	868	-	1,433
Gross profit percentage	38.9%	37.9%	-	38.3%
Sales and marketing (1)	75	432	111	618
Segment profit	490	436	(111)	815
Segment profit percentage	33.7%	19.0%	-	21.8%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Three Months Ended June 30, 2017
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

10.    Subsequent Events

On July 6, 2018, AeroGrow entered into a Term Loan Agreement (“Term Loan”) in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, the Company may reborrow and pay down during the Term Loan, not to exceed $6.0 million with a due date of March 29, 2019.  The funding will provide general working capital and will be used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  Advances under the Term Loan Agreement will be secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum and will be paid quarterly in arrears on each of September 28, 2018, December 31, 2018 and March 29, 2019.

The Term Loan Agreement has been filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 11, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2018 and June 30, 2017.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us,”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2018.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

In April 2013, we entered into a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”). Pursuant to the Securities Purchase Agreement, we issued (i) 2.6 million shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase up to 80% of the Company’s common stock for an aggregate purchase price of $4.0 million.  In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement. In November 2016, Scotts Miracle-Gro fully exercised the Warrant and, by its terms, the Series B Preferred Stock automatically converted into the Company’s common stock. Scotts Miracle-Gro currently owns approximately 80.5% of the Company’s outstanding common stock.

Pursuant to the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the total working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, the strategic alliance affords us to use the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We intend to use our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels. In Fiscal 2019, we amended the agreement with Scotts Miracle-Gro to allow more freedom in the use of the Brand License Agreement and remove the Miracle-Gro brand from Gardens we are selling and thus eliminate the cost associated with this portion of the agreement.

Results of Operations

Three Months Ended June 30, 2018 and June 30, 2017

Summary

For the three months ended June 30, 2018, we generated $3.7 million of total revenue, an increase of 52.0%, or $1.3 million, relative to the same period in the prior year.  Retail sales increased by 131.1% to $2.3 million primarily due to the continued sales into the housewares channel and growing enthusiasm about new gardens that were first introduced in the prior year.  Direct-to-consumer sales increased 2.1%, to $1.5 million, reflecting increased visibility and continued momentum from our general advertising and marketing campaign.

For the three months ended June 30, 2018, total dollar sales of AeroGarden units increased by 69.9% from the prior year period and seed pod kit and accessory sales increased by 40.2% over prior year period.  AeroGarden sales represented 75.0% of total revenue, as compared to 67.1% in the prior year period.  This percentage increase, on a product line basis, was attributable to growth in the retail channel, which typically results in new customers purchasing AeroGardens before seed pod kit and accessories.   Sales of seed pod kits increased from 46,000 to 75,000 units, primarily as a result of the increased size of our active customer database as new customers entered the AeroGrow franchise.

The Company continues to spend advertising dollars in order to strategically build market awareness and enhance initiatives implemented in the prior year. For Fiscal 2019, we intend to expand consumer awareness of the AeroGrow brand and product line.  As a result, during the three months ended June 30, 2018, we incurred $476,000 of advertising expenses to support our direct-to-consumer and retail channels, a $209,000 or 78.6% year-over-year increase compared to the same period in Fiscal 2018. The advertising expenditures were divided as follows:

●

Retail advertising increased to $372,000 from $185,000 for the three months ended June 30, 2018, as the Company continues to invest in driving product awareness through: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our retail accounts, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. including retail catalogues, website banner ads, email blasts, targeted search campaigns, media group and marketing service campaigns, etc.).

●

Direct-to-consumer advertising increased $17,000 to $89,000 during the three months ended June 30, 2018.  The increase is negligible compared to the prior year and reflects increases in specific pay-per-click advertising geared toward the direct-to-consumer customer base and direct advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, decreased to $16.37 for the three months ended June 30, 2018, as compared to $20.13 for the same period in Fiscal 2018.

Our gross profit for the three months ended June 30, 2018 was 38.3%, up from 33.4% in the prior year period, primarily due to changes in customer and product mix and less aggressive pricing and the change in the Brand Agreement.  In the prior year, we also incurred several one-time fees in establishing new customers and additional shipping costs for international and direct-to-consumer sales which weren’t repeated this year.

In aggregate, our total operating expenses increased 34.6%, or $536,000, year-over-year, principally because we spent more in anticipation of current and future revenue growth.  Gross spending increased in the following areas:

●	a $209,000 increase in sales and marketing costs to promote all sales channels;
●	a $120,000 increase in personnel expenses due to changes to our compensation program to align with our growth initiatives;
●	a $72,000 increase in contracting fees such as product testing and certification, quality control and consulting services;
●	a $55,000 increase in general office supplies and equipment; and
●	a $37,000 increase in travel to manufacturers in China, new process initiatives and potential domestic and European customers.

As a result of efforts to drive growth and increase sales, our operating loss was $654,000 for the three months ended June 30, 2018, as compared to an operating loss of $728,000 in the prior year period.

Net other income for the three months ended June 30, 2018 totaled $20,000, as compared to net income of $39,000 in the prior year period.  The current year other income is attributable to interest income, other income from consulting related revenue, and foreign exchange losses.  In the prior year period, net other expense was primarily attributable to interest income, other income from consulting related revenue, and foreign exchange gains.

Net loss for the three months ended June 30, 2018 was $634,000, as compared to the $689,000 loss a year earlier.  The net loss reflected the increased sales revenue, decreased operating expenses as a percentage of revenue and increases in margins.

The following table sets forth, as a percentage of sales, our financial results for the three months ended June 30, 2018 and the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017
Net revenue
Direct-to-consumer	38.9%	57.9%
Retail	60.1%	39.6%
International	1.0%	2.5%
Total net revenue	100.0%	100.0%

Cost of revenue	61.7%	66.6%
Gross profit	38.3%	33.4%

Operating expenses
Research and development	4.3%	3.7%
Sales and marketing	33.2%	33.8%
General and administrative	18.3%	25.5%
Total operating expenses	55.8%	63.0%
Loss from operations	(17.5)%	(29.6)%

Revenue

For the three months ended June 30, 2018, revenue totaled $3.7 million, a year-over-year increase of 52.0% or $1.3 million, from the three months ended June 30, 2017.

	Three Months Ended June 30, (in thousands)
	2018	2017
Net revenue
Direct-to-consumer	$1,454	$1,425
Retail	2,253	974
International	36	63
Total	$3,743	$2,462

Direct-to-consumer sales for the three months ended June 30, 2018 totaled $1.5 million, an increase of $29,000, or 2.1%, from the prior year period.  This increase was caused by driving direct-to-consumer awareness and the resulting sales during our non-peak season, follow-on direct sales to customers that have previously purchased AeroGardens, and continued momentum from general brand awareness campaigns.

Sales to retailer customers for the three months ended June 30, 2018 totaled $2.3 million, up $1.3 million, or 131.2%, principally reflecting organic growth in our existing retail accounts, namely Amazon.com.  International sales decrease to $35,000 in comparison to the prior year period primarily due to timing of sales while testing the European market as we continue to understand the trends that impact the international market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2018 and June 30, 2017 is as follows:

	Three Months Ended June 30, (in thousands)
	2018	2017
Product revenue
AeroGardens	$2,806	$1,652
Seed pod kits and accessories	1,162	829
Discounts, allowances and other	(225)	(19)
Total	$3,743	$2,462
% of total revenue
AeroGardens	75.0%	67.1%
Seed pod kits and accessories	31.0%	33.7%
Discounts, allowances and other	(6.0)%	(0.8)%
Total	100.0%	100.0%

AeroGarden sales increased $1.2 million, or 69.9%, from the prior year period, reflecting (i) increased retail channel sales as we continued our growth with existing customers to gain customer acceptance of our product in historically slower sales period which was primarily related to sales to Amazon.com, (ii) sales of AeroGardens, primarily in our Retail channel and (iii) continued our focus on advertising and general awareness campaigns toward the general population, which continue to inform buyers about our products.  The increase in seed pod kit and accessory sales, which increased by $333,000, or 40.2%, principally reflects the prior period focus on acquiring new AeroGarden customers, who have historically purchased seed pod kits and accessories after purchasing and using new AeroGardens, partially offset by a decrease in light bulb sales as the demand for AeroGardens with LED lighting increases.  For the three months ended June 30, 2018, sales of seed pod kits and accessories represented 31.0% of total revenue, as compared to 33.7% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, increased as a percent of total revenue to (6.0)% from (0.8)% in the prior year period, primarily due to increases in revenue deductions for sales allowances and discounts for in-store retail accounts.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2018 totaled $2.3 million, an increase of $670,000, or 40.8%, from the three months ended June 30, 2017.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 61.7% of revenue as compared to 66.6% for the quarter ended June 30, 2017.  The decrease in costs as a percent of revenue reflected the change in the brand agreement with Scotts Miracle-Gro, less aggressive pricing with certain customers, and test marketing with several new retailers.

Gross Profit

Our gross profit varies based upon the factors impacting net revenue and cost of revenue, as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  The gross profit for the quarter ended June 30, 2018 was 38.3% as compared to 33.4% for the quarter ended June 30, 2017.  The increase in our gross profit was primarily attributable to the increased sales to both retail and direct-to-consumer customers and changes to the brand agreement with Scotts Miracle-Gro, partially offset by some pricing pressure in our direct-to-consumer channel, and changes to our customer and product mix.

Research and Development

Research and development costs for the quarter ended June 30, 2018 totaled $160,000, an increase of $68,000 from the quarter ended June 30, 2017.  Our research and development spending increased for the quarter ended June 30, 2018, particularly related to salaries and wages, product certifications design and consulting service expenses for market research and new product development and testing, partially offset by increased reimbursements of consulting fees.

Sales and Marketing

Sales and marketing costs for the three months ended June 30, 2018 totaled $1.2 million, relatively flat with the prior year period.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended June 30, (in thousands)
	2018	2017
Advertising	$476	$267
Personnel	504	429
Sales commissions	6	(17)
Travel	70	45
Media production and promotional products	5	3
Quality control and processing fees	46	29
Other	135	76
	$1,242	$832

Advertising expense is composed primarily of catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  Total advertising expense was $476,000 for the quarter ended June 30, 2018, a year-over-year change of 78.6%, or $209,000, primarily because we increased spending on general brand awareness and marketing, promotional programs within our retail channel, email campaigns, and pay-per click advertising.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2018, personnel costs for sales and marketing were $504,000, up $75,000 or 17.4% from the three months ended June 30, 2017.   The increase reflected the hiring of part-time employees as full-time employees, the creation of a new marketing role in the department and the related increase in employee benefits for those employees.

Other marketing expenses increased year-over-year as we continue to grow our business and increase market research and other programs, including increased travel.

General and Administrative

General and administrative costs for the three months ended June 30, 2018 totaled $685,000, as compared to $627,000 for the three months ended June 30, 2017, an increase of 9.2%, or $58,000. The increase was attributable to a variety of areas including increases in salaries and wages, travel, web hosting, electronic data processing, network consulting fees and depreciation expenses.

Operating Loss

Our operating loss for the three months ended June 30, 2018 was $654,000, a decrease of $75,000 from the $728,000 operating loss for the three months ended June 30, 2017.  The decreased operating loss was attributable to higher sales in both our retail and direct-to-consumer channels and increased margins, partially offset by increased marketing and brand awareness advertising expenses.

Net Income and Loss

For the three months ended June 30, 2018, we recorded a net loss of $634,000, a $55,000 improvement over the $689,000 net loss for the three months ended June 30, 2017.  The decrease in the net loss is primarily a result of increased sales volume in the current year period, offset with increases in sales and marketing expenses designed to continue growing brand awareness.

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

As a result, we divide our business into two reportable segments: Direct-to-Consumer and Retail. This division of reportable segments is consistent with how the segments report to and are managed by the CODM of the Company.  The Company evaluates performance based on the primary financial measure of contribution margin (“segment profit”). Segment profit reflects the income or loss from operations before corporate expenses, non-operating income, net interest expense, and income taxes.

	Three Months Ended June 30, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,454	$2,289	$-	$3,743
Cost of revenue	889	1,421	-	2,310
Gross profit	565	868	-	1,433
Gross profit percentage	38.9%	37.9%	-	38.3%
Sales and marketing (1)	75	432	111	618
Segment profit	490	436	(111)	815
Segment profit percentage	33.7%	19.0%	-	21.8%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Three Months Ended June 30, 2017
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

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, net cash used by operating activities totaled $454,000 for the three months ended June 30, 2018, as compared to cash used of $517,000 for the three months ended June 30, 2017.

Non-cash items, comprising depreciation, amortization, loss on disposal of fixed assets, bad debt (recoveries) allowances, and inventory allowances, totaled to a net gain of $70,000 for the three months ended June 30, 2018, as compared to a net gain of $66,000 in the prior year period.  The increase reflected nominal non-cash charges arising from all of the non-cash compensation expenses.

Changes in current assets provided net cash of $850,000 during the three months ended June 30, 2018, principally from decreases in accounts receivable, inventory and deposit balances, as we moved away from our peak season, partially offset by increases in prepaid assets.

As of June 30, 2018, the total inventory balance was $4.2 million, representing approximately 69 days of sales activity, and 166 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended June 30, 2018, respectively.  The three months’ days in inventory calculation is based on the three months of sales activity and can be greatly impacted by the seasonality of our sales, which are at their highest level during our quarter ending December 31.  The twelve months’ days in inventory calculation is based on the twelve months of sales activity and is less impacted by the seasonality of our sales.

Current operating liabilities decreased $740,000 during the three months ended June 30, 2018, principally because of seasonal decreases in all operating liability accounts.  Accounts payable as of June 30, 2018 totaled $2.7 million, representing approximately 29 days of daily expense activity, and 56 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended June 30, 2018, respectively.

Net investing activity used $21,000 of cash in the current year period, principally because of purchases of equipment.

Cash

As of June 30, 2018, we had a cash balance of $7.0 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $7.5 million as of March 31, 2018, of which $15,000 was restricted.

Borrowing Agreements

As of June 30, 2018 and March 31, 2018, we have no outstanding long-term debt. See Note 10 for subsequent events as we have entered into a Term Loan Agreement with Scotts Miracle-Gro.

Cash Requirements

We generally require cash to:

●	fund our operations and working capital requirements,
●	develop and execute our product development and market introduction plans,
●	execute our sales and marketing plans,
●	fund research and development efforts, and
●	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

●	our cash of $7.0 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 30, 2018,
●	our cash of $4.4 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of August 6, 2018,
●	continued support of, and extensions of credit by, our suppliers and lenders,
●	our historical pattern of increased sales between September and March, and lower sales volume from April through August,
●	the level of spending necessary to support our planned initiatives, and
●

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

Results of Operations

There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

●	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer,
●	uncertainty regarding the impact of macroeconomic conditions on consumer spending,
●	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations,
●	the seasonality of our business, in which we have historically experienced higher sales volume in the four-month period from October through January,
●	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China,
●	the success of the Scotts Miracle-Gro relationship, and
●	uncertainty of appropriate exit strategies with retail customers regardless of the contractual obligations.

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

Foreign Import Tariff Risk

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2018.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should also carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2018, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)
4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.2	Form of Warrant Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 23, 2013)
4.3	First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 9, 2015)
4.4	Second Amendment to Warrant Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed July 21, 2016)
4.5	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)
4.6	Voting Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 23, 2013)
4.7	Waiver Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed July 21, 2016)
4.8	Third Amendment to the Technology License Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q filed November 13, 2017)
10.1	Third Amendment to Collaboration Services Agreement by and among the Company, The Scotts Company LLC and OMS Investments, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 4, 2018)
10.2	Technology License Agreement Notice of Renewal by the Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 4, 2018)
10.3	Brand License Agreement by and between the Company and OMS Investments, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 4, 2018)
10.4	Distribution, Trademark and Technology Agreement by and between the Company and Airwuan Shanghai ltd. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed April 4, 2018)
10.5	Term Loan and Security Agreement by and among the Company and The Scotts Company LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 12, 2018)
10.6	Fourth Amendment to Technology License Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 12, 2018)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: August 13, 2018	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 13, 2018	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)