Form 10-Q
period 2018-09-30
AeroGrow International, Inc.
filed 2018-11-13
CIK 1316644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of issuer’s common stock outstanding as of November 6, 2018:  34,328,036

AeroGrow International, Inc.

FORM 10-Q REPORT

September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	March 31, 2018
(in thousands, except share and per share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$2,303	$7,482
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $83 and $39 at September 30, 2018 and March 31, 2018, respectively	8,179	4,296
Other receivables	168	281
Inventory, net	11,043	5,047
Prepaid expenses and other	1,730	493
Total current assets	23,438	17,614
Property and equipment and intangible assets, net of accumulated depreciation of $4,579 and $4,386 at September 30, 2018 and March 31, 2018, respectively	812	514
Other assets
Deposits	39	39
Total assets	$24,289	$18,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,146	$1,227
Accounts payable related party	316	1,521
Accrued expenses	1,511	2,231
Customer deposits	126	163
Notes payable related party	5,028	-
Debt associated with sale of intellectual property	63	80
Total current liabilities	11,190	5,222
Long term liabilities
Capital lease liability	8	12
Other liability	336	190
Total liabilities	11,534	5,424
Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036, shares issued and outstanding at September 30, 2018 and March 31, 2018	34	34
Additional paid-in capital	140,817	140,817
Accumulated deficit	(128,096)	(128,108)
Total stockholders’ equity	12,755	12,743
Total liabilities and stockholders’ equity	$24,289	$18,167

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net revenue	$8,576	$5,741	$12,319	$8,204
Cost of revenue	5,246	4,079	7,556	5,720
Gross profit	3,330	1,662	4,763	2,484

Operating expenses
Research and development	130	141	289	233
Sales and marketing	1,630	1,012	2,873	1,844
General and administrative	898	638	1,583	1,265
Total operating expenses	2,658	1,791	4,745	3,342

Income (loss) from operations	672	(129)	18	(858)

Other (expense) income, net
Interest expense – related party	(29)	-	(29)	(1)
Other income	4	8	24	48
Total other (expense) income, net	(25)	8	(5)	47

Net income (loss)	$647	$(121)	$13	$(811)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	-	(47)	-	534
Net income (loss) attributable to common stockholders	$647	$(168)	$13	$(277)
Net income (loss) per share, basic and diluted	$0.02	$(0.00)	$0.00	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	34,328	34,041	34,328	33,761

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,
	2018	2017
(in thousands)
Cash flows from operating activities:
Net income (loss)	$13	$(811)
Adjustments to reconcile net income (loss) to cash used by operations:
Depreciation and amortization expense	193	180
Bad debt expense	44	39
Inventory allowance	20	(76)
Loss on write-off of assets	-	(19)
Accretion of debt associated with sale of intellectual property	(17)	(19)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(3,927)	(3,393)
Decrease in other receivable	113	147
(Increase) in inventory	(6,016)	(5,384)
(Increase) in prepaid expense and other	(1,237)	(983)
(Increase) in deposits	-	(4)
Increase in accounts payable and accounts payable related party	1,713	2,387
(Decrease) increase in accrued expenses	(574)	661
Increase in accrued interest-related party	28	-
(Decrease) in customer deposits	(37)	(46)
Net cash (used) by operating activities	$(9,684)	$(7,283)
Cash flows from investing activities:
Purchases of equipment	(491)	(97)
Net cash (used) by investing activities	$(491)	$(97)
Cash flows from financing activities:
Proceeds from notes payable-related party	5,000	-
Repayment of capital lease	(4)	(4)
Net cash provided (used) by financing activities	$4,996	$(4)
Net (decrease) in cash	(5,179)	(7,384)
Cash, cash equivalents and restricted cash, beginning of period	7,497	8,819
Cash, cash equivalents and restricted cash, end of period	$2,318	$1,435

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Six months ended September 30, (in thousands)
	2018	2017
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of SMG intellectual property royalty, branding license and interest on notes payable-related party	$-	$485
Change in fair value of stock dividends accrued on convertible preferred stock	$-	$49
Decrease in liability due to issuance of stock to SMG for intellectual property and branding license	$-	$1,286

AEROGROW INTERNATIONAL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.     Description of the Business

AeroGrow International, Inc. (collectively, the “Company,” “AeroGrow,” “we,” “our,” or “us”) was formed as a Nevada corporation on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets nine different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels, including retail distribution via online retail outlets and brick-and-mortar storefronts, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2018, the results of operations for the three and six months ended September 30, 2018 and 2017, and the cash flows for the six months ended September 30, 2018 and 2017. The results of operations for the three and six months ended September 30, 2018 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 60.1% of revenues in the fiscal year ended March 31, 2018 (“Fiscal 2018”) occurring in the four consecutive calendar months from October through January.  Furthermore, during the six-month period ended September 30, 2018, the Company has further expanded its distribution channels and invested in necessary overhead in anticipation of the peak sales season.  The balance sheet as of March 31, 2018 is derived from the Company’s audited financial statements.

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

On July 6, 2018, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”).  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” below.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS and include the following: (i) employee stock options to purchase 93,000 shares of common stock for the period ended September 30, 2018; and (ii) employee stock options to purchase 175,000 shares of common stock and warrants to purchase 2,000 shares of common stock for the three months ended September 30, 2017.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Cash:

The Company maintains cash depository accounts with financial institutions.  The amount on deposit with several financial institutions exceeded the $250,000 federally insured limit as of September 30, 2018.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:

For the three months ended September 30, 2018, the Company had two customers, Amazon.com, and Bed, Bath & Beyond, which represented 42.0% and 20.4% of net revenue, respectively.  For the three months ended September 30, 2017, the Company had four customers, Bed, Bath & Beyond, Amazon.ca, Macy’s and Kohl’s, which represented 25.8%, 22.5%, 12.5% and 11.0% of net revenue, respectively. For the six months ended September 30, 2018, the Company had two customers, Amazon.com, and Bed, Bath & Beyond, which represented 42.4% and 13.9% of the Company’s net revenue. For the six months ended September 30, 2017, the Company had three customers, Bed, Bath & Beyond, Amazon.ca and Amazon.com, which represented 18.1%, 17.5% and 12.0% of the Company’s net revenue.

As of September 30, 2018, the Company had two customers, Amazon.com and Bed, Bath & Beyond that represented 40.8% and 29.4%, respectively, of the Company’s outstanding accounts receivable.  As of March 31, 2018, the Company had two customers, Canadian Tire Corporation and Amazon.com, which represented 27.3% and 22.3%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers:

For the three months ended September 30, 2018, the Company purchased $9.3 million of inventories and other inventory-related items from two suppliers, as we increase inventory levels for the holiday season. For the three months ended September 30, 2017, we purchased $7.6 million of inventories and other inventory-related items from two suppliers. For the six months ended September 30, 2018, we purchased $12.1 million of inventories and other inventory-related items from one supplier. For the six months ended September 30, 2017, we purchased $8.8 million of inventories and other inventory-related items from one supplier.  The purchase of inventories and other inventory-related items is dependent on timing of purchases for our highly seasonal business and payment terms with our suppliers.

The Company’s primary contract manufacturers are located in China.  As a result, we may be subject to political, currency, regulatory, transportation/shipping, and weather/natural disaster risks.  Although we believe alternate sources of manufacturing could be obtained, the risk of an interruption in product sourcing could have an adverse impact on operations.

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

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and notes payable related party, approximates their fair value at September 30, 2018 and March 31, 2018 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined by Level 3 inputs.  As discussed below in Notes 3 and 4, each of these liabilities was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of September 30, 2018 and March 31, 2018, the fair value of the Company’s note payable and sale of intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  As of September 30, 2018, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Direct-to-consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $83,000 and $39,000 at September 30, 2018 and March 31, 2018, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Litle and Company, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of September 30, 2018 and March 31, 2018, the balance in this reserve account was $168,000 and $281,000, respectively.

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

Advertising expense for the three and six months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30, (in thousands)		Six Months Ended September 30, (in thousands)
	2018	2017	2018	2017
Direct-to-consumer	$65	$50	$153	$121
Retail	292	115	664	301
Other	6	9	21	19
Total advertising expense	$363	$174	$838	$441

Inventory

Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor, and manufacturing overhead are included in inventory costs. The Company records raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ASC 330 Inventory Pricing.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.  Inventory values at September 30, 2018 and March 31, 2018 were as follows:

	September 30,	March 31,
	2018 (in thousands)	2018 (in thousands)
Finished goods	$9,455	$4,117
Raw materials	1,588	930
Total inventory	$11,043	$5,047

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2018 and March 31, 2018, the Company had reserved $86,000 and $66,000 for inventory obsolescence, respectively.  The inventory values are shown net of these reserves.

Revenue Recognition

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” and all the related amendments (collectively “ASC 606”) on April 1, 2018 using the modified retrospective method. The adoption did not have a material impact to the nature and timing of its revenues, results of operations, cash flows and statement of financial position. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those periods.

The following table summarizes the effect of adopting ASC 606 on the Company’s unaudited consolidated balance sheets as of September 30, 2018:

	As reported (in thousands)	Adjustments (in thousands)	Balance without adoption of ASC 606
Assets
Accounts receivable, net	$8,179	$(1,552)	$9,731
Liabilities
Accrued expenses	$1,511	$(1,552)	$3,063

The Company currently has two operating and reportable segments, (i) the Direct–to-Consumer segment, which composed of sales directly from our website, mail order or customer calls to our customer service department and (ii) the Retail segment, which is comprised of all sales related to retailers, including where possession of our product is taken and sold by the retailer in store or online, and drop ship orders that process from the retailer and drop directly to our warehouse for us to ship on behalf of the retailer.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products and the risk of loss to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.  The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2018 or March 31, 2018.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

There were no changes to the Company’s accounting for variable consideration under ASC 606. However, the change in classification of several accrued expenses from a liability to a contra asset results in a change in presentation of net realizable accounts receivable on the balance sheet. Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to retail customers including, but not limited to the following:

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

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of September 30, 2018 and March 31, 2018, the Company reduced accounts receivable $1.5 million and accrued expenses $430,000, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” and “accrued expenses” line of the balance sheets, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $136,000 and $111,000 as of September 30, 2018 and March 31, 2018, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of September 30, 2018 and March 31, 2018, the Company has recorded a reserve for customer returns of $299,000 and $293,000, respectively.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees are required to use a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized and recorded as a current and/or long-term liability in the Company’s financial statements. We are currently evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.

In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year of previously issued ASU 2014-09, “Revenue from Contracts with Customers,” which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   The standard became effective for us in Fiscal Year 2019 and did not have a material impact on our financial statements. The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” and all the related amendments (collectively “ASC 606”) on April 1, 2018 using the modified retrospective method. The adoption did not have a material impact to the nature and timing of our revenues or changes to retained earnings due to the nature of revenues of our product which is related to product shipments and has relatively short revenue and accounts receivable cycles. Our revenues generally do not include future or multiple deliverables and as such our process to recognize revenue was consistent with the guidance and adoption of ASC 606. The adoption did not have a material impact on results of operations, cash flows but did impact the balance sheet classification of some accrued expenses which will now be reported as contra accounts receivable. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those periods.

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

As of September 30, 2018 and March 31, 2018, the outstanding balance of the Company’s notes payable and debt, including accrued interest, is as follows:

	September 30, 2018 (in thousands)	March 31, 2018 (in thousands)
Notes payable-related party	5,028	-
Sale of intellectual property liability (see Note 4)	63	80
Total debt	5,091	80
Less current portion – long term debt	5,091	80
Long term debt	$-	$-

Scotts Miracle-Gro Term Loan

On July 6, 2018, AeroGrow entered into a Term Loan Agreement (“Term Loan”) in the principal amount of up to $6.0 million with Scotts Miracle-Gro (“SMG Term Loan”).  The proceeds will be made available as needed in increments of $500,000, the Company may pay down and reborrow during the Term Loan, not to exceed $6.0 million with a due date of March 29, 2019.  The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum, but will be paid quarterly in arrears in cash at the end of each September, December and March.  The Term Loan Agreement was filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 11, 2018.  As of September 30, 2018, the Company had borrowed $5.0 million under the Term Loan.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company and Scotts Miracle-Gro agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of September 30, 2018 and March 31, 2018, a liability of $63,000 and $80,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of September 30, 2018 and March 31, 2018, the accrued liability for the Technology Licensing Agreement, the accrual is calculated as 2% of the annual net sales and recorded as a liability and amounts to $253,000 and $648,000, respectively.  The accrued liability for the Brand License Agreement which is calculated at an amount equal to 5% of all seed kit sales and is recorded as a liability and amounts to $152,000 and $1.3 million as of September 30, 2018 and March 31, 2018, respectively.

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

In conjunction with the private offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. For more details regarding these agreements, please refer to Note 3 “Scotts Miracle-Gro Transactions” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on June 28, 2018.  See also Note 3 above for the Term Loan with Scotts Miracle-Gro.

5.     Equity Compensation Plans

For the three and six months ended September 30, 2018 and September 30, 2017, the Company did not grant options to purchase shares of common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan.

During the three months ended September 30, 2018 and September 30, 2017, no options to purchase shares of common stock were cancelled or expired and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the six months ended September 30, 2018, 50,000 options to purchase shares of common stock were cancelled or expired and during the six months ended September 30, 2017, no options to purchase shares of common stock were cancelled or expired and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of September 30, 2018, the Company had no unvested outstanding options to purchase shares of the Company’s common stock and thus, there will be no additional compensation expense associated with unvested stock options.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2018 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
Exercise price	Options (in thousands)	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price	Aggregate Intrinsic Value (in thousands)
$1.55	11	1.88	$1.55
$2.20	21	0.02	$2.20
$5.31	93	0.85	$5.31
	125	0.81	$4.47	$23

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was September 28, 2018.

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

A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2018 and March 31, 2018, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.     Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2018, as filed with the SEC on June 28, 2018 for a detailed discussion of related party transactions.

On July 6, 2018, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  Interest is charged at the stated rate of 10% per annum and will be paid quarterly in arrears, in cash at the end of each September, December and March.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” above.

8.     Stockholders’ Equity

A summary of the Company’s common stock warrant activity and outstanding warrants to purchase shares of its common stock for the period from April 1, 2018 through September 30, 2018 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2018	2	$2.10	0.77	$1
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2018	2	$2.10	0.02	$1

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

	Three Months Ended September 30, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,154	$7,422	$-	$8,576
Cost of revenue	505	4,741	-	5,246
Gross profit	649	2,681	-	3,330
Gross profit percentage	56.2%	36.1%	-	38.8%
Sales and marketing (1)	69	414	203	686
Segment profit	580	2,267	(203)	2,644
Segment profit percentage	50.3%	30.5%	-	30.8%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Three Months Ended September 30, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$911	$4,830	$-	$5,741
Cost of revenue	602	3,477	-	4,079
Gross profit	309	1,353	-	1,662
Gross profit percentage	33.9%	28.0%	-	28.9%
Sales and marketing (1)	3	181	137	321
Segment profit	306	1,172	(137)	1,341
Segment profit percentage	33.6%	24.3%	-	23.4%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Six Months Ended September 30, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$2,609	$9,710	$-	$12,319
Cost of revenue	1,394	6,162	-	7,556
Gross profit	1,215	3,548	-	4,763
Gross profit percentage	46.6%	36.5%	-	38.7%
Sales and marketing (1)	144	846	313	1,303
Segment profit	1,071	2,702	(313)	3,460
Segment profit percentage	41.1%	27.8%	-	28.1%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Six Months Ended September 30, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$2,336	$5,868	$-	$8,204
Cost of revenue	1,538	4,182	-	5,720
Gross profit	798	1,686	-	2,484
Gross profit percentage	34.2%	28.7%	-	30.3%
Sales and marketing (1)	23	430	206	659
Segment profit	775	1,256	(206)	1,825
Segment profit percentage	33.2%	21.4%	-	22.2%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

10.     Subsequent Events

As disclosed in Note 3 above, the proceeds under the SMG Term Loan are made available in increments of at least $500,000 with a due date of March 29, 2019.  As of November 6, 2018, the Company had borrowed an aggregate of $6.0 million in principal under the SMG Term Loan, a $1.0 million increase over the $5.0 million principal balance as of September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2018 and September 30, 2017.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us”) and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2018.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

In April 2013, we entered into a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “Scotts Miracle-Gro”). Pursuant to the Securities Purchase Agreement, we issued (i) 2.6 million shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement.

Pursuant to the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, as amended, the strategic alliance allows us to use the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D and sourcing.  We have also used our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels.

On July 6, 2018, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, and the Company may pay down and reborrow during the Term Loan, not to exceed $6.0 million with a due date of March 29, 2019.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum and will be paid, in cash, quarterly in arrears at the end of each September, December and March. The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

Results of Operations

Three Months Ended September 30, 2018 and September 30, 2017

Summary Overview

For the three months ended September 30, 2018, total revenue was $8.6 million, an increase of 49.4%, or $2.8 million, relative to the same period in the prior year.  The increase was primarily due to increased sales of in-store retail channel sales with our existing retail accounts, including Amazon.com, Bed Bath and Beyond, Macy’s and Kohl’s, as well as several new products and product redesigns in the current year.  This is consistent with our current strategy to build through online retailers while refocusing on in-store test marketing primarily in the housewares channel that have led to larger programs.  Quarterly sales results during the first six months of our fiscal year (April-September), are historically variable as the impact of load-in timing before the holiday season fluctuates.  Additionally, sales in our direct-to-consumer channel also increased 26.7%, or $243,000, primarily due to growing enthusiasm about new gardens, continued momentum from our general advertising and marketing campaign, and an increase in our established user base.  We believe that we benefit from more visibility from our increased presence on Amazon platforms and other select online retail distribution channels.

For the three months ended September 30, 2018, total dollar sales of AeroGarden units increased by 49.2% from the prior year period due to larger programs with existing customers for AeroGarden orders to retailers in the current period, in advance of the peak holiday season.  Seed pod kit and accessory sales increased by 15.5% over prior year period as our established base of AeroGardeners continues to grow.  AeroGarden sales, net of allowances, represented 83.1% of total revenue, as compared to 78.1% in the prior year period.  This percentage increase, on a product line basis, was attributable to sales to retail accounts, including earlier load-in of product compared to the prior year period.  Seed pod kit and accessory sales decreased as a percent of the total to 16.9% from 21.9% due to the increased sales of AeroGarden this quarter.  However, as noted above, the total dollar sales increased $194,000 or 15.5%.

The Company continues to spend advertising dollars in order to strategically build market awareness and enhance initiatives implemented in the prior year. For Fiscal 2018, we intend to expand consumer awareness of the AeroGrow brand and product line.  During the three months ended September 30, 2018, we incurred $363,000 in advertising expenditures, an $188,000 or 108.1% year-over-year increase compared to the prior year period. This was primarily due to an increase in our retail marketing campaigns and expanded email programs.  The advertising expenditures were divided as follows:

●

Direct-to-consumer advertising increased $15,000 from $50,000 to $65,000 during the three months ended September 30, 2018, primarily reflecting a reallocation of spending from pay-per-click and digital display advertising campaigns to retail spending.  Efficiency, as measured by dollars of direct-to-consumer sales generated per dollar of related advertising expense continued to be strong, although the ratio decreased 2.5% to $17.89 for the three months ended September 30, 2018, as compared to $18.35 for the same period in Fiscal 2018.

●

Retail advertising increased $177,000 from $115,000 to $292,000 for the three months ended September 30, 2018 and September 30, 2017, respectively.  The Company continues to invest in driving product awareness through: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts, including catalogs and email campaigns; and (iii) web-based advertising programs (e.g. including online retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

Our gross profit for the three months ended September 30, 2018 was 38.8%, up from 28.9% in the prior year period due to increased sales, new product pricing structure and a change in the Brand Agreement in which the Company will no longer pay a 5% fee to Scotts Miracle-Gro on the sale of AeroGardens, however, we will continue to pay a 5% fee on the sale of Seed Pod Kits.

In aggregate, our total operating expenses increased 48.4% or $867,000 year-over-year, principally as a result of aligning our growth initiatives in support of anticipated future growth.  Gross spending fluctuated in the following areas:

●

A $229,000 increase in personnel expenses, due to an increase in headcount, which includes converting part-time roles to full-time, adding a new retail support role and other changes to our compensation program to align with our growth initiatives;

●	A $188,000 increase in advertising expenditures described above, including Amazon Prime Day deals;

●

A $166,000 increase in other contracted services, which include expenses related to our investments in our enterprise resource planning (“ERP”), and Websites, legal fees relating to potential tariff impacts and product testing;

●

A $118,000 increase in general market research, new product samples, public relations and new product programs such as digital marketing programs, social media, new website development and customer research studies;

●	A $56,000 increase in a variety of general operating accounts, including repairs and maintenance, telephone, general courier fees, office supplies and equipment; and
●	A $26,000 increase in travel as we conducted face-to-face meetings with potential domestic and European customers, warehouse distribution locations and manufacturers in China;

As a result of efforts to prepare for growth and timing of load-in orders, our operating income improved to $672,000 for the three months ended September 30, 2018, as compared to an operating loss of $129,000 in the prior year period.

Other income and expense for the three months ended September 30, 2018 totaled to a net other expense of $25,000, as compared to net other income of $8,000 in the prior year period.  The net other expense is primarily attributable to interest expense related to the Term Loan.

The net income for the three months ended September 30, 2018 increased to $647,000, as compared to a $121,000 net loss in the prior year.  The increase in net income is due to higher overall sales, particularly growth in retail accounts and earlier pre-holiday load-in sales to retailers, decreased operating expenses as a percentage of revenue and improved gross margins.

The following table sets forth, as a percentage of sales, our financial results for the three months ended September 30, 2018 and the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017
Net revenue
Direct-to-consumer	13.5%	15.8%
Retail	86.0%	82.7%
International	0.5%	1.5%
Total net revenue	100.0%	100.0%

Cost of revenue	61.2%	71.1%
Gross profit	38.8%	28.9%

Operating expenses
Research and development	1.5%	2.5%
Sales and marketing	19.0%	17.6%
General and administrative	10.5%	11.1%
Total operating expenses	31.0%	31.2%
Income (loss) from operations	7.8%	(2.3)%

Revenue

For the three months ended September 30, 2018, revenue totaled $8.6 million, a year-over-year increase of 49.4% or $2.8 million, from the three months ended September 30, 2017.

	Three Months Ended September 30, (in thousands)
Net Revenue	2018	2017
Direct-to-consumer	$1,154	$911
Retail	7,376	4,746
International	46	84
Total	$8,576	$5,741

Direct-to-consumer sales for the three months ended September 30, 2018 totaled $1.2 million, up $243,000 or 26.7% from the prior year period.  The increase in sales to direct-to-consumer channels was caused by increased visibility and continued momentum from our general advertising and marketing campaign, including our increased presence on select online retail distribution channels.

Sales to retailer customers for the three months ended September 30, 2018 totaled $7.4 million, up $2.6 million from the prior year period, principally reflecting increases in load-in sales to our brick-and-mortar stores in advance of the peak holiday season, as well as growth in the existing Amazon accounts.  International sales totaled $46,000, down from $84,000 in the prior year period, as a result of sales testing in Europe during the prior year period. We plan to continue testing in the international market in future years in an effort to understand international market trends.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2018 and September 30, 2017 is as follows:

	Three Months Ended September 30, (in thousands)
	2018	2017
Product Revenue
AeroGardens	$9,885	$6,626
Seed pod kits and accessories	1,449	1,255
Other	(2,758)	(2,140)
Total	$8,576	$5,741
% of Total Revenue
AeroGardens	115.2%	115.4%
Seed pod kits and accessories	16.9%	21.8%
Other	(32.1)%	(37.2)%
Total	100.0%	100.0%

AeroGarden sales increased $3.3 million, or 49.2%, from the prior year period, reflecting: (i) increased retail channel sales as we sold into brick-and-mortar stores in advance of the peak holiday season and expanded successful retain market tests that began in the prior year; (ii) continued sales growth from existing customers as our products gain customer acceptance during the historically slower sales period; and (iii) increased sales of AeroGardens in our Direct-to-Consumer channel as our advertising campaigns from the prior year continued to inform buyers about our products.  The increase in seed pod kit and accessory sales, from $1.3 million to $1.4 million, principally reflects the overall increase in our established base of AeroGardens and sales to retail customers at brick-and-mortar stores.  For the three months ended September 30, 2018, sales of seed pod kits and accessories represented 16.9% of total revenue, as compared to 21.8% in the prior year period, which is a result of the larger increase in AeroGarden retail sales (to an increased number of retail accounts) in the current year.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of the total to (32.1)% from (37.2)% in the prior year period due to lower shipping revenue as a percentage of sales and significantly higher deductions for sales allowances and future discounts for in-store retail accounts.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2018 totaled $5.2 million, an increase of $1.2 million from the three months ended September 30, 2017, due to increased sales volume.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 61.2% of revenue as compared to 71.1% for the quarter ended September 30, 2017.  The decrease in costs as a percent of revenue reflected increased sales, new product pricing structure and a change in the Brand Agreement in which the Company will no longer pay a 5% fee to Scotts Miracle-Gro on the sale of AeroGardens, however, we will continue to pay a 5% fee on the sale of Seed Pod Kits

Gross Profit

Our gross profit varies based upon the factors affecting net revenue and cost of revenue (as discussed above), as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  As a result, retail and international sales generally have lower gross margins than direct-to-consumer sales.  The gross profit for the quarter ended September 30, 2018 was 38.8% as compared to 28.9% for the quarter ended September 30, 2017.  The increase in our gross profit is due primarily to changes in customer and product mix, particularly the expansion of AeroGarden products into new brick-and-mortar stores, changes in the Brand Agreement (as described above) and improved pricing structure.  Additionally, we experienced higher costs during the prior year quarter as we incurred one-time fees in establishing new retail customers and additional shipping costs for international and direct-to-consumer channels.

Research and Development

Research and development costs for the quarter ended September 30, 2018 totaled $130,000, a decrease of $11,000 from the quarter ended September 30, 2017.  The decrease reflects a $25,000 reduction in new product development and associate expense, partially offset by a $13,000 increase in product testing and certification expenses.

Sales and Marketing

Sales and marketing costs for the three months ended September 30, 2018 totaled $1.6 million, as compared to $1.0 million for the three months ended September 30, 2017, an increase of 61.1%, or $618,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended September 30, (in thousands)
	2018	2017
Advertising	$363	$174
Personnel	760	548
Sales commissions	50	47
Trade shows	2	-
Market research	127	48
Travel	61	41
Media production and promotional products	7	8
Quality control and processing fees	73	55
Other	187	91
	$1,630	$1,012

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogue mailing and web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $363,000 for the quarter ended September 30, 2018, a year-over-year increase of 108.1%, or $188,000, due to an increase in various retail promotional programs, general marketing and advertising campaigns and web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2018, personnel costs for sales and marketing were $760,000, up $212,000 or 38.7% from the three months ended September 30, 2017.  The increase reflected the hiring of part-time employees as full-time employees, creation of new marketing and retail support roles and a related increase in employee benefits for those employees. Personnel expenses include all related payroll expenses, including incentive programs, salaries, bonuses and employee benefits.

Other marketing expenses increased year-over-year principally because of additional travel, social media, market research programs, retailer marketing programs, third party sales tax software and new products that were initiated during the current year quarter.

General and Administrative

General and administrative costs for the three months ended September 30, 2018 totaled $898,000, as compared to $638,000 for the three months ended September 30, 2017, an increase of 40.8%, or $260,000.  The increase is attributable to increases in: (i) payroll-related expenses, including incentive programs, salaries, bonuses and employee benefits; (ii) office, equipment and general supplies, (iii) other contracting fees for upgrading our website, ERP system, web hosting, electronic data processing, network consulting fees for software troubleshooting; and (iv) estimates for the allowance for bad debt and depreciation.

Operating Income and Loss

Our operating income for the three months ended September 30, 2018 was $672,000, an improvement of $801,000 from the operating loss of $129,000 for the three months ended September 30, 2017.  The increased income reflected higher sales in both our retail and direct-to-consumer channels, as well as an overall proportional decrease in operating expenses (as a percentage of revenue), as discussed in greater detail above.

Net Income and Loss

For the three months ended September 30, 2018, we recorded a net income of $647,000 as compared to a net loss of $121,000 for the three months ended September 30, 2017.

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

	Three Months Ended September 30, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,154	$7,422	$-	$8,576
Cost of revenue	505	4,741	-	5,246
Gross profit	649	2,681	-	3,330
Gross profit percentage	56.2%	36.1%	-	38.8%
Sales and marketing (1)	69	414	203	686
Segment profit	580	2,267	(203)	2,644
Segment profit percentage	50.3%	30.5%	-	30.8%

(1)	Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Three Months Ended September 30, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$911	$4,830	$-	$5,741
Cost of revenue	602	3,477	-	4,079
Gross profit	309	1,353	-	1,662
Gross profit percentage	33.9%	28.0%	-	28.9%
Sales and marketing (1)	3	181	137	321
Segment profit	306	1,172	(137)	1,341
Segment profit percentage	33.6%	24.3%	-	23.4%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

Six Months Ended September 30, 2018 and September 30, 2017

Summary Overview

For the six months ended September 30, 2018, total revenue of $12.3 million was up 50.2%, or $4.1 million, relative to the same period in the prior year.  The increase was primarily due to growth of sales at many retail accounts, including online retailers, in-store retail channel sales to existing customers, continued sales into the retail housewares channel and growing interest in our new AeroGardens including several new products and product redesigns in the current year. Additionally, the increase is also related to increases in the direct-to-consumer business. Quarterly sales results during the first six months of our fiscal year (April-September), are historically variable as we test various retail channel strategies in an effort to optimize sales and profitability throughout the year, particularly due to retailers purchasing load-in products in advance of the peak holiday season.  Sales in our direct-to-consumer channels increased, by 11.7%, or $273,000, primarily due to more visibility and continued momentum from our general advertising and marketing campaign, increased user base including our increased presence on Amazon accounts and other select online retail distribution channels.

For the six months ended September 30, 2018, total dollar sales of AeroGarden units increased by 53.3% from the prior year period and seed pod kit and accessory sales increased by 25.3% over prior year period.  AeroGarden sales, net of allowances, represented 78.8% of total revenue, as compared to 74.6% in the prior year period.  This percentage increase, on a product line basis, was attributable to existing and new customers purchasing AeroGardens and expansion of AeroGarden sales into newly acquired retail accounts, as well as the introduction of new products.  Seed pod kit and accessory sales decreased as a percent of total sales from 25.5% in the prior year period to 21.2% as a result of higher AeroGarden sales as we increased in-store loading in advance of our peak selling season.  However, as noted above, the total dollar sales of seed pod kits and accessories increased by $527,000 or 25.3%.

During the six months ended September 30, 2018, we spent $838,000 in advertising expenditures, a year-over-year increase of $398,000, or 90.3%, compared to the same period ended September 30, 2017. This increase was to support our retail sales channels.  These expenditures were divided as follows:

●

Direct-to-consumer advertising increased $32,000 to $153,000 during the six months ended September 30, 2018, primarily reflecting reallocation of specific pay-per-click advertising geared toward the direct-to-consumer customer base and direct advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense decreased to $17.01 for the six months ended September 30, 2018, as compared to $19.40 for the same period in Fiscal 2018.

●

Retail advertising increased to $664,000 from $301,000 for the six months ended September 30, 2018 and September 30, 2017, respectively, as we invested in: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our retail housewares channel, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in online retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

Our gross profit for the six months ended September 30, 2018, was 38.7%, up from 30.3% in the prior year period.  The increase in the gross profit percentage is due to increased sales, changes in customer and product mix, improved pricing and the change in the Brand Agreement, as discussed above. In the prior year, we also incurred one-time fees in establishing new customers and additional shipping costs for international and direct-to-consumer sales which were not repeated this year.

In aggregate, our total operating expenses increased 42.0%, or $1.4 million, year-over-year, principally to support new product introductions and anticipated growth.  Gross spending fluctuated in the following areas:

●	A $398,000 increase in advertising expenditures, as described above, including Amazon Prime Day deals;
●

A $349,000 increase in personnel expenses, due to an increase in headcount, which includes converting part-time roles to full-time, adding a new retail support role and other changes to our compensation program to align with our growth initiatives;

●	A $229,000 increase in other contracted services, which include expenses related to our investment in our ERP, website, legal fees relating to potential tariff impacts and product testing;
●	A $122,000 increase in a variety of general operating accounts, including repairs and maintenance, insurance, telephone, general courier fees, office supplies and equipment;
●

A $103,000 increase in general market research, new product samples, public relations and new product programs such as illustration and language translations for international product distribution; and

●	A $62,000 increase in travel to manufacturers in China and potential domestic and European customers.

Our operating income increased $876,000 to $18,000 for the six months ended September 30, 2018, from an operating loss of $858,000 in the prior year period, primarily as a result of increased product load-in sales to retail accounts, higher margins, change in the Brand Agreement and more efficient spending in general spending for new products and market expansion.  Historically, the first six months of the year are our slowest seasonal sales period.

Other income and expense for the six months ended September 30, 2018 totaled to a net other expense of $5,000, as compared to net other income of $47,000 in the prior year period.  The current year other expense is attributable to interest expense related to the SMG Term Loan, offset by other income from consulting related revenue, and foreign exchange gains.  In the prior year period, net other income was primarily attributable to interest income, other income from consulting related revenue, and foreign exchange gains.

The net income for the six months ended September 30, 2018 was $13,000, as compared to the $811,000 loss in the prior year.   The increased net income is due to higher overall sales, which includes increased sales to retail accounts in advance of the peak holiday season and higher margins.

The following table sets forth, as a percentage of sales, our financial results for the six months ended September 30, 2018, and the six months ended September 30, 2017:

	Six Months Ended September 30,
	2018	2017
Net revenue
Direct-to-consumer	21.2%	28.5%
Retail	78.1%	69.7%
International	0.7%	1.8%
Total net revenue	100.0%	100.0%

Cost of revenue	61.3%	69.7%
Gross profit	38.7%	30.3%

Operating expenses
Research and development	2.3%	2.8%
Sales and marketing	23.3%	22.5%
General and administrative	12.9%	15.4%
Total operating expenses	38.5%	40.7%
Income (loss) from operations	0.2%	(10.4)%

Revenue

For the six months ended September 30, 2018, revenue totaled $12.3 million, a year-over-year increase of 50.2% or $4.1 million, from the six months ended September 30, 2017.

	Six Months Ended September 30, (in thousands)
Net Revenue	2018	2017
Direct-to-consumer	$2,609	$2,336
Retail	9,629	5,722
International	81	146
Total	$12,319	$8,204

Direct-to-consumer sales for the six months ended September 30, 2018, totaled $2.6 million, up $273,000 or 11.7%, from the prior year period. The increase in sales to direct-to-consumer channels resulted from pricing strategies to drive direct-to-consumer sales during our non-peak season, and continued cumulative momentum from our general brand awareness campaigns.

Sales to retailer customers for the six months ended September 30, 2018, totaled $9.6 million, up $3.9 million, or 68.3%, from the prior year period, principally reflecting increases in load-in sales to our expanded retail accounts, including more brick-and-mortar retailers in our housewares outlets, and increased online sales to existing Amazon accounts.

International sales for the six months ended September 30, 2018, totaled $81,000, a decrease of $65,000 from the prior year period, as a result of sales testing in Europe during the prior year period. We plan to continue testing in the international market in future years in an effort to understand the trends that impact the international market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the six months ended September 30, 2018 and September 30, 2017 is as follows:

	Six Months Ended September 30,
	2018	2017
Product Revenue	(in thousands)	(in thousands)
AeroGardens	$12,690	$8,278
Seed pod kits and accessories	2,612	2,084
Other	(2,983)	(2,158)
Total	$12,319	$8,204
% of Total Revenue
AeroGardens	103.0%	100.9%
Seed pod kits and accessories	21.2%	25.4%
Other	(24.2)%	(26.3)%
Total	100.0%	100.0%

AeroGarden sales increased $4.4 million, or 53.3%, from the prior year period, reflecting increased retail channel sales and increased sales of AeroGardens in our direct-to-consumer channel.  The increase in seed pod kit and accessory sales, which increased by $527,000, or 25.3%, principally reflects the increase in our established base of AeroGardens.  For the six months ended September 30, 2018, sales of seed pod kits and accessories represented 21.2% of total revenue, as compared to 25.4% in the prior year period.  The percentage decrease is due to increased sales of AeroGardens.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of the total to (24.2)% from (26.3)% in the prior year period due changes for sales allowances and future discounts for in-store new retail accounts, partially offset by lower shipping revenue as a percentage of sales.

Cost of Revenue

Cost of revenue for the six months ended September 30, 2018 totaled $7.6 million, an increase of $1.8 million, from the six months ended September 30, 2017, due to increased sales volume.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 61.3% of revenue as compared to 69.7% for the prior year period.

Gross Profit

Our gross profit varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  As a result, retail and international sales generally have lower gross profits than direct-to-consumer sales.  The gross profit for the six months ended September 30, 2018, was 38.7% as compared to 30.3% for the six months ended September 30, 2017.  The increase in our gross profit percentage was primarily attributable to the increased percentage of sales to new brick-and-mortar retail accounts, focus on new product pricing agreements, changes in customer and product mix, increased sales in our direct-to-consumer channel and changes to the Brand Agreement.

Research and Development

Research and development costs for the six months ended September 30, 2018, totaled $289,000, an increase of 24.4%, or $57,000, from the six months ended September 30, 2017.  The increase reflects increases in research and development prototype development and shipping expenses, new product certification and testing.

Sales and Marketing

Sales and marketing costs for the six months ended September 30, 2018, totaled $2.9 million, as compared to $1.8 million for the six months ended September 30, 2017, an increase of 55.8%, or $1.0 million.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Six Months Ended September 30, (in thousands)
	2018	2017
Advertising	$838	$441
Personnel	1,263	977
Sales commissions	56	30
Trade shows	2	1
Market research	165	55
Travel	131	86
Media production and promotional products	12	11
Quality control and processing fees	120	85
Other	286	158
	$2,873	$1,844

Advertising expense totaled $838,000 for the six months ended September 30, 2018, a year-over-year increase of 90.3%, or $398,000, primarily because we increased spending on general brand awareness and marketing, promotional programs within our retail channel, email campaigns, and pay-per click advertising.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the six months ended September 30, 2018, personnel costs for sales and marketing were $1.3 million, up from $977,000 for the six months ended September 30, 2017, an increase of 29.4%.  The increase reflected the hiring of part-time employees as full-time employees, creation of new marketing and retail support roles, and a related increase in employee benefits for those employees.  Personnel expenses include all related payroll expenses, including incentive programs, bonuses and employee benefits.

Other marketing expenses increased year-over-year due to additional travel, social media, market research programs, retailer marketing programs, third party sales tax software and new products that were initiated during the current year period.

General and Administrative

General and administrative costs for the six months ended September 30, 2018, totaled $1.6 million, as compared to $1.3 million for the six months ended September 30, 2017, an increase of 25.2%, or $318,000.  The increase is attributable to increase in: (i) payroll-related expenses, including incentive programs, salaries, bonuses and employee benefits; (ii) office, equipment and general supplies, (iii) other contracting fees for upgrading our website, ERP system, web hosting, electronic data processing, network consulting fees for software troubleshooting; and (iv) estimates for the allowance for bad debt and depreciation.

Operating Income and Loss

Operating income for the six months ended September 30, 2018 was $18,000, an increase of $876,000 from the operating loss of $858,000 for the six months ended September 30, 2017.  The increase in operating income was attributable to increased sales in both the retail distribution and direct-to consumer channels.

Net Income and Loss

The net income for the six months ended September 30, 2018 was $13,000, as compared to $811,000 net loss in the prior-year period as discussed above.

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

	Six Months Ended September 30, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$2,609	$9,710	$-	$12,319
Cost of revenue	1,394	6,162	-	7,556
Gross profit	1,215	3,548	-	4,763
Gross profit percentage	46.6%	36.5%	-	38.7%
Sales and marketing (1)	144	846	313	1,303
Segment profit	1,071	2,702	(313)	3,460
Segment profit percentage	41.1%	27.8%	-	28.1%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Six Months Ended September 30, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$2,336	$5,868	$-	$8,204
Cost of revenue	1,538	4,182	-	5,720
Gross profit	798	1,686	-	2,484
Gross profit percentage	34.2%	28.7%	-	30.3%
Sales and marketing (1)	23	430	206	659
Segment profit	775	1,256	(206)	1,825
Segment profit percentage	33.2%	21.4%	-	22.2%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $9.7 million for the six months ended September 30, 2018, as compared to cash used of $7.3 million in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt (recoveries) allowances, inventory allowances, and accretion, totaled to a net gain of $240,000 for the six months ended September 30, 2018, as compared to a net gain of $142,000 in the prior year period.  The increase principally reflected non-cash charges arising from depreciation and inventory allowances.

Changes in current assets used net cash of $11.1 million during the six months ended September 30, 2018, principally from increases in inventory and in accounts receivable as timing of load-in orders increased and as we ramp up for our peak sales season, which historically begins in the third fiscal quarter.

As of September 30, 2018, the total inventory balance was $11.0 million, representing approximately 172 days of sales activity, and 194 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended September 30, 2018, respectively.  The days in inventory calculation based on the three months of sales activity can vary greatly due to the seasonality of our sales, which are at their highest level during our quarter ended December 31.  The twelve months’ days in inventory calculation is based on the twelve months of sales activity and is less impacted by the seasonality of our sales.

Current operating liabilities increased $1.2 million during the six months ended September 30, 2018, principally because of an increase in accounts payable.  Accounts payable as of September 30, 2018, totaled $4.5 million, representing approximately 45 days of daily expense activity, and 52 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended September 30, 2018, respectively.

Net investment activity used $491,000 of cash in the current year period, principally because of the purchases of equipment as we change our supply manufacturers and introduce new products.

Net financing activity used net cash of $5.0 million during the six months ended September 30, 2018, principally due to the Term Loan and payments on the capital lease.

Cash

As of September 30, 2018, we had a cash balance of $2.3 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $7.5 million as of March 31, 2018, of which $15,000 was restricted.  The decrease in cash is primarily attributable to the purchase of inventory in the current quarter to meet peak season sales demand, in particular to satisfy the current period load-in sales with new and expanded brick-and-mortar retail customers.

Borrowing Agreements

As of September 30, 2018 and March 31, 2018, we have $5.0 million of outstanding long-term debt, and have entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro. As of September 30, 2018 and March 31, 2018, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	September 30, 2018	March 31, 2018
	(in thousands)	(in thousands)
Notes payable-related party	$5,028	$-
Total debt	5,028	-
Less notes payable and current portion – long term debt	5,028	-
Long term debt	$-	$-

After September 30, 2018, we borrowed an additional $1.0 million under the Term Loan, bringing the total principal amount due to $6.0 million.

Cash Requirements

We generally require cash to:

●	fund our operations and working capital requirements,
●	develop and execute our product development and market introduction plans,
●	execute our sales and marketing plans,
●	fund research and development efforts, and
●	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

●	our cash of $2.3 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of September 30, 2018;
●	our cash of $2.9 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of November 6, 2018;
●

continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan of up to $6.0 million from Scotts Miracle-Gro, of which we had borrowed $5.0 million and $6.0 million in principal amount as of September 30, 2018 and November 6, 2018, respectively;

●	our historical pattern of increased sales between September and March, and lower sales volume from April through August;
●	the level of spending necessary to support our planned initiatives; and
●

our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on the success of our direct-to-consumer sales initiatives, and the acceptance of the product at our various retail distribution customers.

On July 6, 2018, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000 not to exceed $6.0 million with a due date of March 29, 2018.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum to be paid quarterly in arrears in cash, at the end of each September, December and March.  The funding will provide general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  We have borrowed $6.0 million as of November 6, 2018 and can reborrow amounts repaid against the $6.0 million loan in order to purchase inventory during our peak selling season.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

Based on these facts and assumptions, we believe our existing cash and cash equivalents, along with the Term Loan Agreement and the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next twelve months.

Results of Operations

There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

●	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customers;
●	uncertainty regarding the impact of macroeconomic conditions on consumer spending;
●	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations;

●	the seasonality of our business, in which we have historically experienced higher sales volume during the fall and winter months (September through March);
●	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China; and
●	the success of the Scotts Miracle-Gro relationship.

Off-Balance Sheet Arrangements

Other than our headquarter facility lease commitment incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interest in transferred assets, and have not entered into any contracts for financial derivatives, such as futures, swaps, and options.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2018.

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

3.15	Certificates of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 23, 2013)
4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.2	Form of Warrant Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 23, 2013)
4.3	First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 9, 2015)
4.4	Second Amendment to Warrant Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed July 21, 2016)
4.5	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)
4.6	Voting Agreement, dated April 22, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed April 23, 2013)
4.7	Waiver Agreement dated July 15, 2016 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed July 21, 2016)
10.1	Term Loan and Security Agreement by and among AeroGrow and The Scotts Company, LLC, dated July 6, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed July 11, 2018)
10.2	Fourth Amendment to the Technology License Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed July 11, 2018)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: November 13, 2018	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 13, 2018	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)