Form 10-Q
period 2018-12-31
AeroGrow International, Inc.
filed 2019-02-11
CIK 1316644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of issuer’s common stock outstanding as of February 5, 2019:  34,328,036

AeroGrow International, Inc.

FORM 10-Q REPORT

December 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	December 31, 2018	March 31, 2018
(in thousands, except share and per share data) ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$3,163	$7,482
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $79 and $39 at December 31, 2018 and March 31, 2018, respectively	8,516	4,296
Other receivables	178	281
Inventory, net	10,273	5,047
Prepaid expenses and other	1,196	493
Total current assets	23,341	17,614
Property and equipment and intangible assets, net of accumulated depreciation of $4,694 and $4,386 at December 31, 2018 and March 31, 2018, respectively	1,049	514
Other assets
Deposits	39	39
Total assets	$24,429	$18,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,174	$1,227
Accounts payable related party	744	1,521
Accrued expenses	1,703	2,231
Customer deposits	317	163
Notes payable related party	6,155	-
Debt associated with sale of intellectual property	56	80
Total current liabilities	12,149	5,222
Long term liabilities
Capital lease liability	6	12
Other liability	226	190
Total liabilities	12,381	5,424
Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	34	34
Additional paid-in capital	140,817	140,817
Accumulated deficit	(128,803)	(128,108)
Total stockholders’ equity	12,048	12,743
Total liabilities and stockholders’ equity	$24,429	$18,167

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
(in thousands, except per share data)	2018	2017	2018	2017
Net revenue	$12,941	$17,351	$25,261	$25,554
Cost of revenue	8,930	11,429	16,487	17,148
Gross profit	4,011	5,922	8,774	8,406

Operating expenses
Research and development	76	186	366	419
Sales and marketing	3,898	4,617	6,770	6,461
General and administrative	572	713	2,155	1,978
Total operating expenses	4,546	5,516	9,291	8,858

(Loss) profit from operations	(535)	406	(517)	(452)

Other (expense) income, net
Interest expense – related party	(156)	(19)	(185)	(20)
Other (expense) income, net	(16)	4	7	52
Total other (expense) income, net	(172)	(15)	(178)	32

Net (loss) income	$(707)	$391	$(695)	$(420)
Change in fair value of stock and dividend to be distributed for Scotts Miracle-Gro transactions	-	-	-	534
Net (loss) income attributable to common shareholders	$(707)	$391	$(695)	$114

Net (loss) income per share, basic and diluted	$(0.02)	$0.01	$(0.02)	$0.00

Weighted average number of common shares outstanding, basic and diluted	34,328	34,328	34,328	33,951

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net (loss)	$(695)	$(420)
Adjustments to reconcile net (loss) to cash (used) by operations:
Depreciation and amortization expense	308	268
Bad debt expense	40	69
Inventory allowance	40	(90)
Accretion of debt associated with sale of intellectual property	(24)	(28)
Loss on write-off of assets	-	19
Change in operating assets and liabilities:
(Increase) in accounts receivable	(4,260)	(7,258)
Decrease in other receivable	103	62
(Increase) in inventory	(5,266)	(2,884)
(Increase) in prepaid expenses and other	(703)	(169)
(Increase) in deposits	-	(4)
Increase in accounts payable	1,170	2,342
(Decrease) increase in accrued expenses	(492)	1,667
Increase in accrued interest-related party	155	-
Increase in customer deposits	154	253
Net cash (used) by operating activities	(9,470)	(6,173)
Cash flows from investing activities:
Purchases of equipment	(843)	(464)
Net cash (used) by investing activities	(843)	(464)
Cash flows from financing activities:
Proceeds from notes payable-related party	6,000	1,000
Repayment of notes payable-related party	-	(1,000)
Repayment of capital lease	(6)	(5)
Net cash provided (used) by financing activities	5,994	(5)
Net (decrease) in cash	(4,319)	(6,642)
Cash, cash equivalents and restricted cash, beginning of period	7,497	8,819
Cash, cash equivalents and restricted cash, end of period	$3,178	$2,177

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Nine Months Ended December 31, (in thousands)
	2018	2017
Cash paid during the year for:
Interest-related party	$24	$19
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of SMG intellectual property royalty, branding license and interest on notes payable-related party	$-	$485
Change in fair value of stock dividends accrued on convertible preferred stock	$-	$49
Decrease in liability due to issuance of stock to SMG for intellectual property and branding license	$-	$1,286

AEROGROW INTERNATIONAL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (collectively, the “Company,” “AeroGrow,” “we,” “our” or “us”) was formed as a Nevada corporation on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution via online retail outlets and brick and mortar storefronts, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2018, the results of operations for the three- and nine–month periods ended December 31, 2018 and 2017, and the cash flows for the nine–month periods ended December 31, 2018 and 2017. The results of operations for the three and nine months ended December 31, 2018 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 60.1% of revenues in the fiscal year ended March 31, 2018 (“Fiscal 2018”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the nine-month period ended December 31, 2018, the Company continued to expand its distribution channel to prepare for the peak sales season.  The balance sheet as of March 31, 2018 is derived from the Company’s audited financial statements.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS and include the following: (i) employee stock options to purchase 93,000 shares of common stock for the period ended December 31, 2018; and (ii) employee stock options to purchase 93,000 shares for the period ended December 31, 2017.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash:

The Company maintains cash depository accounts with financial institutions.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of December 31, 2018.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:

For the three months ended December 31, 2018, the Company had two customers, Amazon.com and Woot.com, that represented 26.7% and 10.9% of the Company’s net revenue, respectively. For the three months ended December 31, 2017, the Company had one customer, Amazon.com that represented 35.5% of the Company’s net revenue. For the nine months ended December 31, 2018, the Company had one customer, Amazon.com which represented 38.3% of the Company’s net revenue. For the nine months ended December 31, 2017, the Company had two customers, Amazon.com and Bed, Bath & Beyond, which represented 28.2% and 10.4% of the Company’s net revenue, respectively.

As of December 31, 2018, the Company had three customers, Woot.com, Amazon.com and Bed, Bath and Beyond, that represented 16.3%, 12.6%, and 11.6% of the Company’s outstanding accounts receivable, respectively.  As of March 31, 2018, the Company had two customers, Canadian Tire Corporation and Amazon.com, which represented 27.3% and 22.3%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers:

For the three months ended December 31, 2018, the Company purchased inventories and other inventory-related items from one supplier totaling $4.3 million. For the three months ended December 31, 2017, the Company purchased inventories and other inventory-related items from one supplier totaling $4.9 million. For the nine months ended December 31, 2018, the Company purchased inventories and other inventory-related items from one supplier totaling $15.5 million. For the nine months ended December 31, 2017, the Company purchased inventories and other inventory-related items from one supplier totaling $13.7 million.

The Company’s primary contract manufacturers are located in China.  As a result, we may be subject to political, currency, regulatory, transportation/shipping, third-party labor and weather/natural disaster risks.  Although we believe alternate sources of manufacturing could be obtained, the risk of an interruption in product sourcing could have an adverse impact on operations.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, (i.e., exit price), in an orderly transaction between market participants.  ASC 820 also provides a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1, as these are the most reliable, and the lowest priority given to Level 3.

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

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses, and notes payable related party approximates their fair value at December 31, 2018 and March 31, 2018 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined by Level 3 inputs.  As discussed below in Notes 3 and 4, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of December 31, 2018 and March 31, 2018, the fair value of the Company’s note payable sale of intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  Historically, the Company has also had a note payable from Scotts Miracle-Gro that is also valued using the discounted cash flow method.  The Company borrowed a total of $6.0 million from Scotts Miracle-Gro in 2018.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Direct-to-consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $79,000 and $39,000 at December 31, 2018 and March 31, 2018, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Vantiv, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2018 and March 31, 2018, the balance in this reserve account was $178,000 and $281,000, respectively.

Inventory

Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor, and manufacturing overhead are included in inventory costs. The Company records raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ASC 330 Inventory Pricing.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers. Inventory values at December 31, 2018 and March 31, 2018 were as follows:

	December 31, 2018	March 31, 2018
	(in thousands)	(in thousands)
Finished goods	$9,107	$4,117
Raw materials	1,166	930
	$10,273	$5,047

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2018 and March 31, 2018, the Company had reserved $106,000 and $66,000 for inventory obsolescence, respectively.  The inventory values are shown net of these reserves.

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

The following table summarizes the effect of adopting ASC 606 on the Company’s unaudited consolidated balance sheets as of December 31, 2018 (in thousands):

	As reported	Adjustments	Balance without adoption of ASC 606
Assets
Accounts receivable, net	$8,516	$(1,321)	$9,837
Liabilities
Accrued expenses	$1,703	$(1,321)	$3,024

The Company currently has two operating and reportable segments, (i) the Direct–to-Consumer segment, which is composed of sales directly from our website, mail order or customer calls to our customer service department and (ii) the Retail segment, which includes all sales related to retailers, including where possession of our product is taken and sold by the retailer in store or online, and drop ship orders that process from the retailer and drop directly to our warehouse for us to ship on behalf of the retailer.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products and the risk of loss to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.  The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2018 or March 31, 2018.

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

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of December 31, 2018 and March 31, 2018, the Company reduced accounts receivable $1.3 million and accrued expenses $430,000, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” and “accrued expenses” line of the balance sheets, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $151,000 and $111,000 as of December 31, 2018 and March 31, 2018, respectively.  These expenses are recorded in the accrued expenses line of the condensed balance sheets.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retailer customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of December 31, 2018 and March 31, 2018, the Company has recorded a reserve for customer returns of $595,000 and $293,000, respectively.  Additionally, the Company calculates specific returns for any customers that are deemed to have a right of return and the customer specific calculation is reviewed for reasonableness at the end of each period. These expenses are recorded in the accrued expenses line of the condensed balance sheets.

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

Advertising expense for the three and nine months ended December 31, 2018 and December 31, 2017, were as follows:

	Three Months Ended December 31, (in thousands)		Nine Months Ended December 31, (in thousands)
	2018	2017	2018	2017
Direct-to-consumer	$168	$279	$321	$399
Retail	2,110	2,605	2,774	2,905
Brand and other	276	726	297	746
Total advertising expense	$2,554	$3,610	$3,392	$4,050

As of December 31, 2018 and March 31, 2018, the Company deferred $19,000 and $3,000, respectively, related to such media and advertising costs, which include the catalogue cost described above and commercial production costs.  The costs are included in the prepaid expenses and other line of the condensed balance sheets.

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

As of December 31, 2018 and March 31, 2018, the outstanding balance of the Company’s note payable and debt, including accrued interest, is as follows:

	December 31, 2018	March 31, 2018
	(in thousands)	(in thousands)
Sale of intellectual property liability (see Note 4)	56	80
Notes payable related party	6,155	-
Total debt	6,211	80
Less current portion of intellectual property liability	6,211	80
Long term debt	$-	$-

Scotts Miracle-Gro Term Loan

On July 6, 2018, AeroGrow entered into a Term Loan Agreement (“Term Loan”) in the principal amount of up to $6.0 million with Scotts Miracle-Gro (“SMG Term Loan”).  The proceeds will be made available as needed in increments of $500,000, the Company may pay down and reborrow during the Term Loan, not to exceed $6.0 million with a due date of March 29, 2019.  The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum, but will be paid quarterly in arrears in cash at the end of each September, December and March.  The Term Loan Agreement was filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 12, 2018.  As of December 31, 2018, the Company had borrowed $6.0 million under the Term Loan.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company and Scotts Miracle-Gro agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of December 31, 2018 and March 31, 2018, a liability of $56,000 and $80,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of December 31, 2018 and March 31, 2018, the accrued liability for the Technology Licensing Agreement, the accrual is calculated as 2% of the annual net sales and recorded as a liability and amounts to $509,000 and $648,000, respectively.  The accrued liability for the Brand License Agreement which is calculated at an amount equal to 5% of all seed kit and seed kit related sales and is recorded as a liability and amounts to $317,000 and $1.3 million as of December 31, 2018 and March 31, 2018, respectively.

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

5.    Equity Compensation Plans

For the three- and nine-month periods ended December 31, 2018 and December 31, 2017, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan.

During the three and nine months ended December 31, 2018, 20,000 and 70,000 options to purchase shares of common stock were cancelled or expired, respectively, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three and nine months ended December 31, 2017, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of December 31, 2018, the Company had no unvested outstanding options to purchase shares of the Company’s common stock and thus, there will be no additional compensation expense associated with unvested stock options.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2018 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
		Weighted-
		average	Weighted-	Aggregate
		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.55	11	1.63	$1.55
$5.31	93	0.60	$5.31
	105	0.71	$4.90	$8

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was December 31, 2018.

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

A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of December 31, 2018 and March 31, 2018, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2018, as filed with the SEC on June 28, 2018 for a detailed discussion of related party transactions.

On July 6, 2018, AeroGrow entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  Interest is charged at the stated rate of 10% per annum and will be paid quarterly in arrears, in cash at the end of each September, December and March.  The Company borrowed $6.0 million under the Term Loan as of December 31, 2018. See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” above.

8.    Stockholders’ Equity

A summary of the Company’s common stock warrant activity for the period from April 1, 2018 through December 31, 2018 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2018	2	$2.10	0.77	$1
Granted	-	-
Exercised	-	-
Expired	(2)	2.10
Outstanding, December 31, 2018	-	$-	-	$-

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

	Three Months Ended December 31, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$2,872	$10,069	$-	$12,941
Cost of revenue	2,223	6,707	-	8,930
Gross profit	649	3,362	-	4,011
Gross profit percentage	22.6%	33.4%	-	31.0%
Sales and marketing (1)	193	2,465	728	3,386
Segment profit	456	897	(728)	625
Segment profit percentage	15.9%	8.9%	-	4.8%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Part II. Item 2. of this Quarterly Report on Form 10-Q (the “MD&A”).

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

	Nine Months Ended December 31, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,480	$19,780	$-	$25,260
Cost of revenue	3,617	12,870	-	16,487
Gross profit	1,863	6,910	-	8,773
Gross profit percentage	34.0%	34.9%	-	34.7%
Sales and marketing (1)	337	3,311	1,041	4,689
Segment profit	1,526	3,599	(1,041)	4,084
Segment profit percentage	27.8%	18.2%	-	16.2%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Nine Months Ended December 31, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,524	$20,030	$-	$25,554
Cost of revenue	3,785	13,363	-	17,148
Gross profit	1,739	6,667	-	8,406
Gross profit percentage	31.5%	33.3%	-	32.9%
Sales and marketing (1)	252	3,784	372	4,408
Segment profit	1,487	2,883	(372)	3,998
Segment profit percentage	26.9%	14.4%	-	15.6%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

10.    Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2018 and December 31, 2017.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended December 31, 2018 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2018.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

On July 6, 2018, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds are made available as needed in increments of $500,000, and the Company may pay down and reborrow during the Term Loan, not to exceed $6.0 million with a due date of March 30, 2018.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum and is paid, in cash, quarterly in arrears at the end of each September, December and March. The funding is being used to provide general working capital and to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.   See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

Results of Operations

Three Months Ended December 31, 2018 and December 31, 2017

Summary Overview

For the three months ended December 31, 2018, we generated $12.9 million of total net revenue, a decrease of 25.4%, or $4.4 million, relative to the same period in the prior year.  Retail sales decreased 30.6% to $9.3 million primarily due to earlier load-in of sales to the brick and mortar customers at the end of the quarter ended September 30, 2018, as well as an increase in the returns from brick and mortar retail customers. This decrease was partially offset by growth in some new retail accounts and continued strong sales with our web/internet channels (Amazon.com, Amazon Europe, Walmart.com, etc.).  Sales in our direct-to-consumer channel decreased 9.9%, to $2.9 million.  This decrease resulted primarily from our newly launched redesigned website, which is more focused on brand building compared to the prior website design.

For the three months ended December 31, 2018, total gross dollar sales of AeroGarden units decreased by 27.9% from the prior year period.  Seed pod kit and accessory sales increased by 28.7% over the prior year period. AeroGarden sales, net of allowances, represented 79.0% of total revenue, as compared to 87.8% in the prior year period.  This percentage decrease, on a product line basis, was attributable earlier load-in of brick and mortar sales in the quarter ended September 30, 2018, which tends initially to favor garden sales over seed pod kit or accessory sales, especially during the high demand holiday season.  Seed pod kit and accessory sales increased as a percent of the total to 21.0% from 12.2% due to the decline in the sales of AeroGardens. The increase in sales of seed pod kits and accessories are typically dependent on prior purchases of gardens which were higher in the prior quarter due to timing of load-in. Additionally, the increase in seed pod kit and accessories sales as a percentage of revenue represented a total dollar sales increase of $605,000.

The Company continues to spend advertising dollars in order to strategically build market awareness and enhance initiatives implemented in the prior year. For Fiscal 2019, we intend to expand consumer awareness of the AeroGrow brand as well as the product line.  During the three months ended December 31, 2018, we spent $2.6 million in advertising expenditures, a decrease of $1.1 million, or 29.2%, compared to the same period ended December 31, 2017. This decrease was primarily due to a decrease in our retail marketing campaigns and change in the advertising programs utilized to reach a broader market.  The advertising expenditures were divided as follows:

●

Retail-specific advertising decreased to $2.1 million from $2.6 million for the three months ended December 31, 2018 and December 31, 2017, respectively, as the Company changed from platforms focused on our retail outlets (e.g. website banner ads, email blasts, targeted search campaigns, inclusion in retail catalogues, etc.) towards more general and broad programs designed to generate product and brand awareness.

●

The Company continues to drive category and brand awareness and during the quarter ended December 31, 2018 and December 31, 2017, we spent approximately $276,000 and $726,000, respectively, in linear TV, Online TV, Connected TV, general TV, YouTube, Facebook and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

●

Finally, direct-to-consumer advertising decreased to $168,000 from $279,000 for the three months ended December 31, 2018 and December 31, 2017, respectively.  This decrease reflects a decrease in spending for catalogues, pay-per-click campaigns, and other social media expenditures.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $17.09 for the three months ended December 31, 2018, a 49.2% increase from $11.45 for the same period in Fiscal 2018. As the AeroGarden is sold at more outlets, the demand and the cost of pay-per click will naturally increase.

Gross profit for the three months ended December 31, 2018 was 31.0%, down from 34.1% in the prior year period. This decrease was attributable to the following factors, each of which carry lower margins: (1) a shift in product mix from AeroGardens to seed pot kits; (2) the introduction of new retail accounts, as compared to existing retail accounts; and; (3) expansion into the European market, which entails additional barriers to entry.  This decrease was partially offset by the introduction of new products with higher margins.

In aggregate, our total operating expenses decreased 17.6%, or $970,000, year-over-year, principally to as we shift general advertising and media in order to develop the brand and in anticipation of current and future revenue growth.  The decrease in gross spending was attributable to a $1.1 million decrease in advertising, primarily with our larger retailers, catalogues and television programs, partially offset by a $103,000 increase in the use of consultants, new product testing and certifications and various general expenses, and Company-wide travel expense.

Our operating loss was $535,000 for the three months ended December 31, 2018, as compared to an operating profit of $406,000 in the prior year period, for the reasons disclosed above.

Net other expense for the three months ended December 31, 2018 totaled $172,000, as compared to net other expense of $15,000 in the prior year period.  The increase is primarily attributable to $136,000 of additional interest expense on the Term Loan compared to the prior year.

Net loss for the three months ended December 31, 2018 was $707,000, as compared to net income of $391,000 a year earlier.  The decrease in net income is primarily a result of the overall decrease in net sales discussed above.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2018 and the three months ended December 31, 2017:

	Three Months Ended December 31, (in thousands)
	2018	2017
Net revenue
Direct-to-consumer	22.2%	18.4%
Retail	71.7%	77.0%
International	6.1%	4.6%
Total net revenue	100.0%	100.0%

Cost of revenue	69.0%	65.9%
Gross profit	31.0%	34.1%

Operating expenses
Research and development	0.6%	1.1%
Sales and marketing	30.1%	26.6%
General and administrative	4.4%	4.1%
Total operating expenses	35.1%	31.8%
Profit from operations	(4.1)%	2.3%

Revenue

For the three months ended December 31, 2018, revenue totaled $12.9 million, a year-over-year decrease of 25.5% or $4.4 million, from the three months ended December 31, 2017.

	Three Months Ended December 31, (in thousands)
Net revenue	2018	2017
Direct-to-consumer	$2,872	$3,189
Retail	9,274	13,356
International	795	806
Total	$12,941	$17,351

Direct-to-consumer sales for the three months ended December 31, 2018 totaled $2.9 million, down $317,000, or 9.9%, from the prior year period.  The decrease in sales through direct-to-consumer channels is due to the launch of our new website, which focuses more on brand recognition. Due to the website changes at the beginning of the quarter, the direct-to-consumer sales took time to convert traffic to sales at a rate similar to the prior year.

Sales to retailer customers for the three months ended December 31, 2018 totaled $9.3 million, down $4.1 million, or 30.6%, principally reflecting timing of earlier load-in of sales to our brick-and-mortar stores during the quarter ended September 30, 2018 and an increase in retailer returns.

International sales totaled $795,000, as compared to $806,000 in the prior year period, as we continue to test international markets in order to understand the trends, distribution models and acceptance of our products in the international market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2018 and December 31, 2017 is as follows:

	Three Months Ended December 31, (in thousands)
	2018	2017
Product revenue
AeroGardens	$13,925	$19,307
Seed pod kits and accessories	2,715	2,111
Discounts, allowances and other	(3,699)	(4,067)
Total	$12,941	$17,351
% of total revenue
AeroGardens	107.6%	111.3%
Seed pod kits and accessories	21.0%	12.1%
Discounts, allowances and other	(28.6)%	(23.4)%
Total	100.0%	100.0%

AeroGarden sales decreased $5.4 million, or 27.9%, from the prior year period, reflecting decreased retail channel sales because of the earlier load-in into more brick-and-mortar stores in the quarter ended September 30, 2018.  The increase in seed pod kit and accessory sales of $605,000, or 28.7%, principally reflects the increase in our established base of AeroGardens. For the three months ended December 31, 2018, sales of seed pod kits and accessories represented 21.0% of total revenue, as compared to 12.1% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, increased as a percent of total revenue to (28.6)% from (23.4)% in the prior year period, primarily due to increases in revenue deductions for estimated future returns and sales discounts and allowances for certain retail accounts. At the end of each reporting period we analyze the possibility of product returns from customers and determine if specific reserves are satisfactory or should be adjusted. During the current year period we determined the customer specific reserve should be increased.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2018 totaled $8.9 million, a decrease of $2.5 million, or 21.9%, from the three months ended December 31, 2017.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 69.0% of revenue, as compared to 65.9% for the quarter ended December 31, 2017.  The percentage increase was primarily attributable to decreased sales during the current quarter, partially offset by changes in our new product pricing structure and a change in the Brand Agreement in which we will no longer pay a 5% fee to Scotts Miracle-Gro on the sale of AeroGardens; however, we will continue to pay a 5% fee on the sale of seed pod kits and related products.

Gross Profit

Our gross profit varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  We have begun international test marketing through Amazon in various countries, so this margin model may change over time.  The decrease in our gross profit is due primarily due to changes in customer and product mix, particularly the introduction of AeroGarden products into new brick-and-mortar stores which carry higher return allowances.  Additionally, we experienced higher costs during the current quarter, particularly due to one-time fees related to establishing new retail customers and additional shipping costs for international and direct-to-consumer channels. The gross profit for the quarter ended December 31, 2018 was 31.0%, as compared to 34.1% for the quarter ended December 31, 2017.  The decrease in our gross profit was primarily due to the shift in retailers with lower margins and the impact of the additional return reserve.

Research and Development

Research and development costs for the quarter ended December 31, 2018 totaled $76,000, a decrease of $110,000 from the quarter ended December 31, 2017.  The decrease principally reflected decrease expenses related to new product design, development, testing and consulting as our new product introductions in the current year leveraged the existing technology and redesigned some current products.

Sales and Marketing

Sales and marketing costs for the three months ended December 31, 2018 totaled $3.9 million, as compared to $4.6 million for the three months ended December 31, 2017, a decrease of 15.6%.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and order processing for our products, and consisted of the following:

	Three Months Ended December 31, (in thousands)
	2018	2017
Advertising	$2,554	$3,609
Personnel	328	637
Sales commissions	47	86
Trade shows	-	-
Travel	59	38
Media production and promotional products	54	31
Quality control and processing fees	78	59
General brand marketing	567	-
Other	211	157
	$3,898	$4,617

Advertising expense is composed primarily of television advertising, catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  As noted above, during the three months ended December 31, 2018, we spent $2.6 million in advertising expenditures to support our retail and direct-to-consumer channels, a 29.2% year-over-year decrease compared to the same period in Fiscal 2018.  The decrease resulted from:  (1) retail-specific advertising, which decreased to $2.1 million from $2.6 million, as the Company invested less in driving product awareness through platforms made available by our retail partners; and (2) reduced spending in general YouTube, Facebook and other general media advertising to a $276,000; and (3) a $110,000 decrease in direct-to-consumer advertising to $168,000.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2018, personnel costs for sales and marketing were $328,000, down $309,000 or 48.5% from the three months ended December 31, 2017.  The decrease reflected changes to the employee incentive programs offset by some increases in salaries and wages necessary to drive increased sales to retailers and through our direct-to-consumer channel.  Personnel expenses include all related payroll including departmental incentive programs, including salaries, bonuses and employee benefits.

Other marketing expenses increased year-over-year principally because of changes in overall promotional programs including a significant increase in social media, market research programs and retailer marketing programs.

General and Administrative

General and administrative costs for the three months ended December 31, 2018 totaled $572,000, as compared to $713,000 for the three months ended December 31, 2017, a decrease of 19.8%, or $141,000. The decrease is attributable to decreases in the departmental incentive program, offset by a variety of costs, including supplies, bad debt expense, and the use of outside contractors for new market and product initiatives.

Operating Loss and Income

Our operating loss for the three months ended December 31, 2018 was $535,000, a decrease of $941,000 from $406,000 in operating income for the three months ended December 31, 2017. The decrease reflected decreased sales in both our retail and direct-to-consumer channels, along with higher revenue reductions for various returns and allowances, partially offset by decreases in operating expenses, including overall general advertising, as discussed in greater detail above.

Net Income and Loss

For the three months ended December 31, 2018, we recorded net loss of $707,000, a $1.1 million decrease over the $391,000 net income for the three months ended December 31, 2017.  The decrease in the net income is primarily a result of decreased sales volume in the current year period, partially offset by the decrease in operating expenses.

Nine Months Ended December 31, 2018 and December 31, 2017

Summary Overview

For the nine months ended December 31, 2018, total revenue decrease $294,000, or 1.2%, to $25.3 million relative to the same period in the prior year.  Retail sales decreased $174,000, or 0.9%, due to a lack of sell through and due to a limited time remaining on store shelves with several brick and mortar retailers and as such we recorded an increased estimate of returns. Sales in our direct-to-consumer channel decreased 0.8%, or $44,000, primarily due to our newly launched redesigned website, which is more focused on building brand recognition and resulted in some lost sales initially until the website was modified after the initial launch.  Sales to international distributors decreased $76,000 to $876,000 in the nine months ended December 31, 2018, relative to the same period in the prior year, primarily due to product testing and understanding our expanded distribution in certain international markets such as Amazon.uk, France, Germany, Spain and Italy.

For the nine months ended December 31, 2018, total dollar sales of AeroGardens decreased by 3.5% and seed pod kit accessories increased by 27.0%, over the prior year period.  AeroGarden sales, net of allowances, represented 78.9% of total revenue, as compared to 83.5% in the prior year period. This percentage decrease, on a product line basis, was attributable to an increase in the estimate of allowances.  Seed pod kit and accessory gross sales increased as a percent of the total sales to 21.1% from 16.5% in the prior year period and total dollar seed pot kit and accessory sales increased by $1.1 million.

During the nine months ended December 31, 2018, we spent $3.4 million in advertising expenditures to support our direct-to-consumer and retail channels, a year-over-year decrease of 16.2%, compared to the same period ended December 31, 2017. These expenditures included the following:

●

Retail-specific advertising decreased $131,000 to $2.8 million from $2.9 million for the nine months ended December 31, 2018 and December 31, 2017, respectively, as the Company continues to invest in: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

●

Other advertising related expenses decreased $449,000 to $297,000 during the nine months ended December 31, 2018, due to changes in spending on general TV to more linear, connected, online TV, YouTube, Facebook and other media advertising. The Company views this general investment as a long term commitment to increasing awareness of the AeroGarden brand.

●

Finally, direct-to-consumer advertising decreased to $322,000 from $399,000 for the nine months ended December 31, 2018 and December 31, 2017, respectively.  This decrease reflects decreased spending on catalogues and decreases in pay-per-click campaigns.  Efficiency, as measure by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $16.35 or 18.1% for the nine months ended December 31, 2018, as compared to $13.85 for the same period in Fiscal 2018.

Gross profit for the nine months ended December 31, 2018 was 34.7%, as compared to 32.9% during the prior year period. This increase was attributable to lower costs on several of our new products, as well as changes in our new product pricing structure with retailers and in our Brand Agreement with Scotts Miracle-Gro, in which we no longer pay a 5% fee on the sale of AeroGardens; however, we will continue to pay a 5% fee on the sale of Seed Pod Kits.

In aggregate, our total operating expenses increased 4.9%, or $433,000, year-over-year, principally to support new product introductions and general brand awareness and marketing campaigns.  Gross spending increased in the following areas:

●

A $247,000 increase in other contracted services, which include expenses related to our investment in our new ERP, website redesign, legal fees relating to potential tariff impacts and product testing;

●	A $142,000 increase in a variety of general operating accounts, including repairs and maintenance, insurance, telephone, general courier fees, office supplies and equipment; and

●	A $107,000 increase in company-wide travel to manufacturers in China and potential domestic and European customers.

As a result of continued growth in the online and housewares channels and our efforts to provide general awareness of our product, our operating loss increased by $65,000 to $517,000 for the nine months ended December 31, 2018, from $452,000 in the prior year period.

Other expense and income for the nine months ended December 31, 2018, totaled to net other expense of $177,000, as compared to net other income of $33,000 in the prior year period.  The net other expense in the current year period is attributable to interest expense on the Term Loan, offset by other income from consulting related revenue, and foreign exchange gains. In the prior year, net other income was primarily attributable to interest income, other income from consulting related revenue, and foreign exchange gains.

The net loss for the nine months ended December 31, 2018, was $694,000, as compared to a $420,000 loss in the prior year. The increased net loss is attributable to the factors discussed above.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2018 and the nine months ended December 31, 2017:

	Nine Months Ended December 31,
	2018	2017
Net revenue
Direct-to-consumer	21.7%	21.6%
Retail	74.8%	74.7%
International	3.5%	3.7%
Total net revenue	100.0%	100.0%

Cost of revenue	65.3%	67.1%
Gross profit	34.7%	32.9%

Operating expenses
Research and development	1.4%	1.6%
Sales and marketing	26.8%	25.3%
General and administrative	8.5%	7.8%
Total operating expenses	36.7%	34.7%
Loss from operations	(2.0)%	(1.8)%

Revenue

For the nine months ended December 31, 2018, revenue totaled $25.2 million, a year-over-year decrease of 1.2%, or $293,000, from the nine months ended December 31, 2017.

	Nine Months Ended December 31, (in thousands)
Net Revenue	2018	2017
Direct-to-consumer	$5,480	$5,524
Retail	18,904	19,077
International	876	953
Total	$25,260	$25,554

Direct-to-consumer sales for the nine months ended December 31, 2018 totaled $5.5 million, down $44,000, or 0.8%, from the prior year period.  The decrease in sales to direct-to-consumer channels is due to our launch of a new website at the beginning of the third quarter, which initially resulted in decreased direct-to-consumer sales until the website was modified after the initial launch, partially offset by pricing strategies to drive direct-to-consumer sales during our non-peak season and continued cumulative momentum from our general brand awareness campaigns.

Sales to retailer customers for the nine months ended December 31, 2018 totaled $18.9 million, down $174,000, or 0.9%, from the prior-year period, principally reflecting increased returns and allowances for brick and mortar retailers for programs, which are expected to end in the next quarter.

International sales for the nine months ended December 31, 2018 decreased $76,000, primarily due to sales testing in Europe and as we continue to understand international market factors, distribution models and acceptance of our products in the international market.

Our products consist of AeroGardens, seed pod kits and accessories.  A summary of the sales of these product categories for the nine months ended December 31, 2018 and December 31, 2017 is as follows:

	Nine Months Ended December 31, (in thousands)
	2018	2017
Product Revenue
AeroGardens	$26,615	$27,584
Seed pod kits and accessories	5,327	4,195
Discounts, allowances and other	(6,682)	(6,225)
Total	$25,260	$25,554
% of Total Revenue
AeroGardens	105.4%	107.9%
Seed pod kits and accessories	21.1%	16.5%
Discounts, allowances and other	(26.5)%	(24.4)%
Total	100.0%	100.0%

AeroGarden sales decreased $969,000, or 3.5%, from the prior year period, reflecting decreased sales in both the retail and direct-to-consumer channels.  This percentage decrease was attributable to slower sales to existing customers, partially offset by expansion and product introduction into new retail accounts.  Sales of seed pod kits and accessories increased $1.1 million, or 27.0%, reflecting an increase in both direct-to-consumer and retail sales, as well as the increase in our established base of AeroGardens.  For the nine months ended December 31, 2018, sales of seed pod kits and accessories represented 21.1% of total revenue, as compared to 16.4% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, increased as a percent of the total to (26.5)% from (24.4)% in the prior year period due to higher deductions and accruals for sales allowances and future discounts for new in-store retail accounts.

Cost of Revenue

Cost of revenue for the nine months ended December 31, 2018 totaled $16.5 million, a decrease of $661,000, or 3.9%, from the nine months ended December 31, 2017.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and shipping products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue for the nine months ended December 31, 2018, represented 65.3% of revenue, as compared to 67.1% during the nine months ended December 31, 2017.  The decrease in costs as a percent of revenue reflected new product pricing structure and a change in the Brand Agreement with Scotts Miracle-Gro in which we will no longer pay a 5% fee to on the sale of AeroGardens; however, we will continue to pay a 5% fee on the sale of seed pod kits and related accessories.

Gross Profit

Our gross profit varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms, with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  We have begun international test sales through Amazon in various countries, so this margin model may change over time.  We saw increases at our established accounts, including direct-to-consumer, which were offset by the lower margins at some new retail accounts.  The gross profit for the nine months ended December 31, 2018 was 34.7% as compared to 32.9% for the nine months ended December 31, 2017.

Research and Development

Research and development costs for the nine months ended December 31, 2018 totaled $366,000, a decrease of 12.7%, or $53,000, from the nine months ended December 31, 2018.  The decrease is related to new product certification and testing expenses, bonuses and $60,000 of consulting fee reimbursement, partially offset by increases in prototype development, shipping expenses and increased employee headcount, partially offset by decreases.

Sales and Marketing

Sales and marketing costs for the nine months ended December 31, 2018 totaled $6.8 million, as compared to $6.5 million for the nine months ended December 31, 2017, an increase of 4.8%, or $310,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and order processing for our products, and consisted of the following:

	Nine Months Ended December 31, (in thousands)
	2018	2017
Advertising	$3,392	$4,050
Personnel	1,591	1,613
Sales commissions	103	116
Trade shows	3	1
Travel	190	124
Media production and promotional products	66	41
Quality control and processing fees	198	144
General brand marketing	614	-
Other	614	372
	$6,771	$6,461

Advertising expense totaled $3.4 million for the nine months ended December 31, 2018, a year-over-year decrease of 16.2%, or $658,000.  These expenditures included: (1) retail-specific advertising decreased to $2.8 million from $2.9 million, as we continue investing in driving product awareness through platforms made available by our retail partners; (2) approximately $297,000 in general YouTube, Facebook and other general media advertising; and (3) direct-to-consumer advertising, which decreased to $321,000 from $399,000.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the nine months ended December 31, 2018, personnel costs for sales and marketing were $1.6 million, down slightly from $1.6 million for the nine months ended December 31, 2017, a decrease of 1.4%.  The increase reflected the hiring of part-time employees as full-time employees, creation of new marketing and retail support roles, and a related increase in employee benefits for those employees.  Personnel expenses include all related payroll expenses, including incentive programs, bonuses and employee benefits.

Other marketing expenses increased year-over-year because of increases in a variety of spending categories, including additional travel, social media, market research, retailer marketing programs, third party sales tax software and new products that were initiated during the current year quarter.

General and Administrative

General and administrative costs for the nine months ended December 31, 2018 totaled $2.2 million, as compared to $2.0 million for the nine months ended December 31, 2017, an increase of 8.9%, or $177,000.  The increase is attributable to (i) other contracting fees for upgrading our website, an ERP system, web hosting, electronic data processing, and network consulting and software troubleshooting fees; (ii) office, equipment and general supplies; (iii) payroll-related expenses, including incentive programs, salaries, bonuses and employee benefits; and (iv) estimates for the allowance for bad debt and depreciation.

Operating Loss

Our operating loss for the nine months ended December 31, 2018 was $517,000, an increase of $65,000 from the operating loss of $452,000 for the nine months ended December 31, 2017.  The increased operating loss was attributable to decreased sales in both the retail distribution and direct-to consumer channels, and by increased general operating and media expenses designed to drive brand awareness, as discussed in greater detail above.

Net Loss

The net loss for the nine months ended December 31, 2018 was $694,000, as compared to a $420,000 net loss in the prior year, as discussed above.

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

	Nine Months Ended December 31, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,480	$19,780	$-	$25,260
Cost of revenue	3,617	12,870	-	16,487
Gross profit	1,863	6,910	-	8,773
Gross profit percentage	34.0%	34.9%	-	34.7%
Sales and marketing (1)	337	3,311	1,041	4,689
Segment profit	1,526	3,599	(1,041)	4,084
Segment profit percentage	27.8%	18.2%	-	16.2%

(1)	Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Nine Months Ended December 31, 2017
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,524	$20,030	$-	$25,554
Cost of revenue	3,785	13,364	-	17,148
Gross profit	1,739	6,667	-	8,406
Gross profit percentage	31.5%	33.3%	-	32.9%
Sales and marketing (1)	252	3,784	372	4,408
Segment profit	1,487	2,883	(372)	3,998
Segment profit percentage	26.9%	14.4%	-	15.6%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $9.5 million for the nine months ended December 31, 2018, as compared to cash used of $6.2 million in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt (recoveries) allowances, and inventory allowance, totaled to a net gain of $364,000 for the nine months ended December 31, 2018, as compared to a net gain of $238,000 in the prior year period.  The increase principally reflected non-cash expenses, including charges arising from depreciation and changes the in inventory allowance.

Changes in current assets used net cash of $10.1 million during the nine months ended December 31, 2018, principally from increases in inventory and accounts receivable balances, as a result of our retail channel sales during the peak holiday season.

As of December 31, 2018, the total inventory balance was $10.3 million, representing approximately 179 days of sales activity, and 106 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended December 31, 2018, respectively.  The days in inventory calculation is based on the three months of sales activity and is greatly affected by the seasonality of our sales, which are at their highest level during our quarter ending December 31.

Current operating liabilities increased $1.0 million during the nine months ended December 31, 2018, because of seasonal increases in all operating liability accounts.  Accounts payable as of December 31, 2018 totaled $3.9 million, representing approximately 44 days of daily expense activity, and 27 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended December 31, 2018, respectively.

Net investing activity used $844,000 of cash in the current year period, principally because of the purchases of equipment as we introduce new products.

Net financing activity provided net cash of $6.0 million during the nine months ended December 31, 2018, due to the Term Loan agreement with Scotts Miracle-Gro.

Cash

As of December 31, 2018, we had a cash balance of $3.2 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $7.5 million as of March 31, 2018, of which $15,000 was restricted.  The decrease in cash is primarily attributable to the purchase of inventory in the current quarter to meet anticipated peak season sales demand, in particular to satisfy the current period load-in sales with brick-and-mortar retail customers.

Borrowing Agreements

As of December 31, 2018 and March 31, 2018, we have $6.0 million and $0 of outstanding long-term debt, respectively, and have entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro. As of December 31, 2018 and March 31, 2018, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	December 31, 2018	March 31, 2018
	(in thousands)	(in thousands)
Notes payable-related party	$6,155	$-
Total debt	6,155	-
Less notes payable and current portion – long term debt	6,155	-
Long term debt	$-	$-

Cash Requirements

We generally require cash to:

●	fund our operations and working capital requirements;
●	develop and execute our product development and market introduction plans;
●	execute our sales and marketing plans;
●	fund research and development efforts; and
●	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

●	our cash of $3.2 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of December 31, 2018;
●	our cash of $3.3 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of February 5, 2019,
●

continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Term Loan of up to $6.0 million from Scotts Miracle-Gro, of which we had borrowed $6.0 million and $6.0 million in principal amount as of December 31, 2018;

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

On July 6, 2018, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds are available as needed in increments of $500,000 not to exceed $6.0 million with a due date of March 30, 2018.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum to be paid quarterly in arrears in cash, at the end of each September, December and March.  The funding provides general working capital and funds to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  During the quarter we borrowed the remaining Term Loan up to the $6.0 million loan and can reborrow amounts repaid against the Term Loan up to $6.0 million in order to purchase inventory during of our peak selling season.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

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

Results of Operations

There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

●	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer;
●	uncertainty regarding the impact of macroeconomic conditions on consumer spending;
●	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations;
●	the seasonality of our business, in which we have historically experienced higher sales volume (September through March);
●	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China; and
●	the success of our Scotts Miracle-Gro relationship.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2018.

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

AeroGrow International, Inc.

Date: February 11, 2019	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 11, 2019	/s/ Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)