Form 10-K
period 2019-03-31
AeroGrow International, Inc.
filed 2019-06-25
CIK 1316644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AERO	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2018 was $17,728,157, the last day of our most recent second quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant’s common stock outstanding as of June 17, 2019 is 34,328,036

DOCUMENTS INCORPORATED BY REFERENCE

None

AeroGrow International, Inc.

Annual Report on Form 10-K

Year Ended March 31, 2019

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

Our Business

AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use and priced to appeal to the gardening, cooking, healthy eating, and home and office decor markets. We offer multiple lines of proprietary indoor gardens, grow lights, a patented nutrient formula, more than 40 corresponding proprietary seed pod kits, and various cooking, gardening and decor accessories, primarily in the United States and Canada, as well as selected countries in Europe. As of March 31, 2019, we have manufactured and shipped approximately 2.2 million AeroGarden® units and approximately 4.5 million seed pod kits to consumers worldwide, through the following two sales channels:

●	Retail Sales Channel, both online and in-store retail distribution (with about 2,400 brick and mortar store fronts carrying our products) in North America and in five European countries; and
●

Direct-to-Consumer Sales Channel, predominantly online via our website based upon traffic from our catalogues, commercials and other awareness campaigns.  In the fiscal year ended March 31, 2019 (“Fiscal 2019”), we mailed approximately 200,000 catalogues, tested and utilized several forms of digital advertising and ran some 30, 60 and 120 second television commercials.  In prior years, we also utilized direct television sales, including infomercials and 60 and 120 second television commercials, mall kiosks, and print and radio advertisements.

We commenced initial marketing and distribution of our products in March 2006 with an emphasis on our retail sales channel, which typically generates lower margins and requires much higher investments in inventory than our direct sales channel.  As a result of the downturn in the economy in 2009 and the corresponding lack of funding, we shifted our sales and marketing efforts away from retail distribution.  During the four-year period ending March 31, 2013, we emphasized our higher margin “direct-to-consumer” sales channels by utilizing in-house direct mail catalogues, e-mail marketing, and internet marketing, while continuing to sell to a limited number of international customers.

Beginning in April 2013, we began to sell to retail customers again due to improving economic conditions and our strategic alliance with a subsidiary of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”).  In July 2018, Scotts Miracle-Gro provided us with up to $6.0 million of incremental working capital on an as needed basis.  Interest was charged at the stated rate of 10% per annum.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  See “April 2013 Scotts Miracle-Gro Strategic Alliance” below.

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

Our indoor gardening units are designed to match customer needs and interests with the appropriate garden unit features and benefits at retail list prices ranging from approximately $50 to $700, depending on size, design elements, light intensity and other automated features.  As is customary, we sometimes offer temporary discounts and targeted promotions that are designed to generate new customer sales and higher sales volume.

April 2013 Scotts Miracle-Gro Strategic Alliance

In April 2013, the first month of the fiscal year ended March 31, 2014 (“Fiscal 2014”), we entered into a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of Scotts Miracle-Gro. In conjunction with this transaction, we entered into several other agreements, including: (i) an Intellectual Property Sale Agreement; (ii) a Technology Licensing Agreement; (iii) a Brand Licensing Agreement; and (iv) a Supply Chain Management Agreement.  For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

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

Technology Licensing Agreement.  Under the Technology Licensing Agreement, Scotts Miracle-Gro granted us an exclusive license to use the Hydroponic IP in North America and certain European Countries ( collectively, the “AeroGrow Markets”) in return for a royalty of 2% of annual net sales, as determined at the end of each fiscal year through March 2019. For the first four years of the agreement, we paid the royalty in shares of common stock.  The initial term of the Technology Licensing Agreement was five years, but is renewable for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term. As disclosed in a Current Report on Form 8-K filed on April 4, 2018, we renewed the Technology Licensing Agreement for an additional five-year term ending in March 2023.

Brand Licensing Agreement.  Under the Brand Licensing Agreement, we may use certain of Scotts Miracle-Gro trade names, trademarks and/or service marks to rebrand the AeroGarden, and, with the written consent of Scotts Miracle-Gro, other products in the AeroGrow Markets in exchange for our payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in net sales, as compared to net sales during the fiscal year ended March 31, 2013 (“Fiscal 2013”).  The initial term of the Brand Licensing Agreement was five years, but is renewable for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term.  As disclosed in a Current Report on Form 8-K filed on April 4, 2018, we renewed the Brand Licensing Agreement for an additional five-year term ending in March 2023.

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

●

Consumers generally lack the specialized knowledge required to select, set up, operate, and maintain the various components for a typical hydroponic or aeroponic system, including growing trays, irrigation channels, growing media, nutrient reservoirs, and nutrient delivery systems consisting of electronic timers, pumps, motors, tubing, and nozzles;

●

In the absence of adequate natural light, consumers generally do not possess the specific knowledge required to select, set up, operate, and maintain the varied indoor lighting systems that are necessary to grow plants indoors;

●	Consumers are often unable to properly mix and measure complex hydroponic nutrient formulas, which change depending on the plant variety and the stage of plant growth;

●	Consumers are unable to deal with the problem of nutrient spoilage; and

●	Federally mandated water quality reports show that the water in many large cities is not suitable for hydroponic or aeroponic growing and requires treatments in order to sustain growth.

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

Proprietary Technology and Intellectual Property

Since our inception in 2002, we have been innovating, simplifying, and integrating proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed pod kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop eight different models of indoor gardens, each with different features and technology groupings, with list prices ranging from approximately $50 to $700.  Multiple patent applications have been filed in the United States and internationally to protect the inventions that are exclusively used in our indoor garden system and seed pod kits, and seven patents have been issued (four in the United States and three internationally).  We have also obtained access to, both domestically and internationally, trademarks and certain domain names, including AeroGrow.com, AeroGarden.com, AeroGarden.net, AeroGarden.tv, AeroGarden.biz, and Getthegarden.com, among others.

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

Microprocessor-Based Control Panel and Nutrient Cycle Delivery System. The microprocessor-based controls include automated grow lights to ensure that plants receive the proper amount of lighting, and feature nutrient and water reminder systems that alert consumers to add water and nutrients when needed.  In addition, some systems allow consumers to select from multiple plant types (for example, lettuce, herbs, tomatoes, or flowers) and the system then automatically adjusts the nutrient, water and lighting cycles to optimize growth.  In addition, some systems take into account stage of growth of the specific plants when optimizing these factors. Our ULTRA gardens, which were first introduced in Fiscal 2013, include a display screen that walks consumers step-by-step through planting, tending and harvest, and allows for complete customization of all aspects of the grow cycle, including photo period, pump cycle and nutrient cycle.

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

Business Segments

We divide our business into the following reportable segments:

●	Direct-to-Consumer
●	Retail

This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision-maker of the Company). Financial information about these segments for the fiscal year ended March 31, 2019 is presented in Note 9 - “Segment Information” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  The products described throughout this form are not mutually exclusive to a specific segment.  The description of products and processes throughout this form are applicable to both segments.

Markets

Based on our historical sales and our existing channels of distribution, and supplemented by our own formal and informal market research consisting of individual consumer interviews, focus groups, blog monitoring, customer modeling, and Internet survey responses, we believe that our indoor gardening products appeal to a broad spectrum of consumers across multiple areas of interest.  We believe that our products appeal to at least four major market segments:

Gardener Market. A recent study conducted by the National Gardening Association states that gardening is America’s number one hobby with more than 81 million households active in gardening.  Based upon this survey, there were estimated to be 36 million households participating in food gardening and 13 million households participating in fresh herb gardening.  We believe that our indoor gardening products and related products offer both expert and novice gardeners several major benefits not readily available through traditional gardening methods, including:

●	the ability to grow fresh herbs, lettuces, vegetables, tomatoes, and flowers year-round, regardless of indoor light levels or seasonal weather conditions;

●	the ability to easily start growing plants indoors during colder months and then transplant them outdoors at the onset of the outdoor growing season;

●	the ability to use stem cuttings to propagate multiple reproductions of the desired plants in our indoor gardening products; and

●	the ease of growing in our indoor gardens, in contrast to the toil associated with traditional gardening, including preparing the soil, planting, thinning, weeding, watering, and removing pests.

“Want-to-be” Gardener Market. We believe that many people have an interest in gardening but lack the knowledge, confidence, available space, equipment, or time to garden. We have observed the following barriers that often prevent people from gardening:

●	gardening requires an ongoing time commitment;

●	apartment, high-rise, and condominium dwellers often lack the land needed for a traditional garden;

●	gardening requires physical work, which can be a significant barrier to people with limited mobility or health issues;

●	buying the necessary equipment to garden can be expensive; and

●	gardening requires knowledge and expertise.

We believe that our indoor gardening products overcome many of these barriers and provide a simple, convenient way for many current non-gardeners to begin to garden.

Cooking and Healthy Eating Market. Many customers enjoy cooking as a hobby, including those who:

●	are interested in cooking and appreciate the convenience and satisfaction of having a readily available supply of fresh-cut herbs to flavor soups, salads, and other dishes;

●	prefer the distinctive texture and taste of freshly picked, vine-ripened tomatoes, basil, lettuces, and other vegetables over days-old supermarket produce; and

●

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

Products

AeroGarden Indoor Gardens.  We offer eight different indoor garden models with list prices ranging from approximately $50 to $700 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusion of plant support systems.

Our AeroGarden product line is divided into eight main categories:

●

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

●

AeroGarden 6 Series – The AeroGarden 6 series has a compact, triangular shape that is a perfect fit for kitchen counter-top corners with energy efficient LED lighting. It has a smaller footprint than the AeroGarden 7 and as a result features six pods for planting. The list prices start at $159.95.

●

AeroGarden Harvest Series – The AeroGarden Harvest series has a compact, beautiful design that has a smaller footprint and is perfect fit for a kitchen counter-top with energy efficient LED lighting. It has a smaller footprint than the AeroGarden 7 and as a result features six pods for planting. It features a variety of trim and touch screen control panels.  The starting list price is $149.95.

●	AeroGarden 7 Series – Includes our original products which feature the rainforest nutrient delivery system, automated LED lights, and reminder systems. The list price is $199.95.

●

AeroGarden Extra Series – A seven pod garden with extended lamp arms and greater light output for growing larger vegetables.  Some models also include stainless steel trim.  This garden offers a model with an LED light that delivers faster growth with higher yields but uses less energy.  List prices start at $219.95.

●

AeroGarden ULTRA Series - The ULTRA features the new MyGarden control panel – an automated garden “brain” that makes gardening easier than ever for beginners and offers complete customization for experts. It also includes a LED lighting system as is consistent in all our gardens but the LED system can have different wattage outputs, the widest, easiest range of Grow Light adjustment from small to tall, an improved trellis system, a 20% larger reservoir, and a “QuickPlant” button that walks users step-by-step through the planting process. This garden comes with an LED light that delivers faster growth with higher yields but uses less energy.  List prices start at $279.95.

●

AeroGarden Bounty Series – A nine pod garden with a more powerful LED lighting system to deliver higher yields and the ability to grow more plants.  This garden includes and interactive LCD display panel that utilizes screen prompts to walk users through the planting process.  Some models also include stainless steel trim.  List prices start at $349.95.

●

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

AeroGarden Seed Pod Kits.  We offer more than 40 seed pod kits for use in our indoor gardening products. These seed pod kits include pre-seeded bio-grow seed pods and a three-to-six-month supply of nutrients, including our patented formula for adjusting water quality. Our seed pod kits have list prices ranging from $13 to $30, and include:

●	Vegetable Gardens: tomato, pepper, and salsa garden.

●	Herb Gardens: gourmet herbs, Italian herbs, and pesto basil.

●	Flower Gardens: cascading petunias, English cottage, scented blooms, and mountain meadow.

●	Salad Gardens: salad greens, romaine lettuce.

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

Integrated Marketing and Sales Channel Strategy

We consider our products to be an entirely new product category and our primary objective has been to maximize the exposure of the product and educate consumers on the benefits of indoor gardening through an integrated marketing and distribution strategy.  We launched our products in 2006 with a nationwide public relations campaign, and received extensive media exposure, with multiple features on national talk shows as well as local television coverage, local and national print articles and blog and Internet pieces.  We combined the public relations launch with a retail and direct-to-consumer strategy focusing on high visibility partners and media, including product sales through retailers, national cataloguers, home shopping channels, direct television commercials, our own in-house catalogues, internet sales, and inbound and outbound telemarketing.

Channel/Consumer Strategy.  As of March 31, 2019, our products were offered in approximately 2,400 storefronts in North America, as well as through select online retailers such as Amazon.com, bedbathandbeyond.com and Kohls.com. We plan to expand and revise our retail presence during the coming fiscal year as our trials with specific retailers and brick and mortar stores are revised and examined.

Direct-to-Consumer Sales.  In 2007, we began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In Fiscal 2019, we mailed approximately 200,000 catalogues.  With our catalogue sales we focus on remarketing to current customers and also prospecting for new customers using database marketing techniques.

We established our first consumer product website in the fall of 2006 and supplemented this website in late 2007 with search engine advertising, banner advertising, email campaigns and web affiliate programs.  In the fall of 2008 we took on in-house management of many of these programs from third-party providers and have seen resulting increases in efficiency.

A key focus of our web and catalogue marketing is to maximize the lifetime value of AeroGrow customers through repeat sales of our seed pod kits, light bulbs and accessories. During Fiscal 2019, direct-to-consumer sales represented 23.5% of our total net sales.

Retail Sales.  Initial shipments to retailers commenced in March 2006.  Over the next several years, we rapidly grew our retail distribution and as of March 31, 2009 our products were being sold through approximately 7,500 stores in North America.  We then began to reduce our sales to retailers (as discussed above) and as of March 31, 2013 our products were only sold through 72 stores in North America.  Since March 31, 2013, we have renewed our focus on reaching the end-consumer through select retail markets and increased our visibility in stores.  In Fiscal 2019, our products were sold in approximately 2,400 stores and sales to retailers represented 72.4% of our total net sales.

During Fiscal 2019, sales to Amazon.com, Inc. represented approximately 55.9% of our retailer sales and approximately 40.5% of our total sales. As we continue our expansion of our retail sales efforts during the coming fiscal year, we expect to continue our sales with strong retailers as a result of our strategic alliance with Scotts Miracle-Gro.   For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

International Sales.   In Fiscal 2019, international sales have been conducted through third-party distributors but we have begun to focus efforts on new retailers such as Amazon.co.uk, Amazon Spain, Amazon Germany, Amazon France and Amazon Italy.  During Fiscal 2019, international sales represented 4.1% of our total net sales, as we continued to expand into Europe, including the United Kingdom, Germany, Italy, Spain and France.

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

Governmental Regulation and Certification

We believe that we are in compliance with regulations in the United States and Canada concerning the shipping and labeling of seeds and nutrients. Currently, the components for the indoor garden system are Electrical Testing Laboratories “ETL” certified. These certifications confirm that the products have been tested and conform to a recognized level of fire and other safety standards for consumers. Such independent third-party certification is required for sales of products through many major retailers.

We believe that our costs of compliance with environmental laws will not be material.

Personnel

As of March 31, 2019, AeroGrow employed 40 full-time employees.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good.  Historically, our outsourced business also included manufacturing, telemarketing, infomercial production, fulfillment and shipping.   Additional employees and/or consultants may be hired in the future as our operations merit.

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

Since we commenced operations in 2002, and through March 31, 2019, we incurred substantial losses, including a net loss of $291,000 for the twelve month period ended March 31, 2019.  As of March 31, 2019, our losses have resulted in an accumulated deficit of $128.4 million.  The future success of our business will depend in part on our ability to use the Scotts Miracle-Gro partnership to: (i) profitably expand sales of our AeroGarden indoor garden systems, seed pod kits and accessory products; (ii) develop new product extensions and applications; and (iii) efficiently spend marketing dollars to gain customer acceptance.

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

In Fiscal 2019, our net sales to one retail customer, Amazon.com, Inc., totaled 55.9% of our total net sales to retailers and 40.5% of our total net sales.  The loss of this customer or other significant customers, or a significant decline in orders, could materially affect our sales of indoor garden systems, seed pod kits and accessories, and could therefore have a material adverse effect on our business, prospects, results of operations, and financial condition.

We do not have long-term sales agreements with, or other contractual assurances as to future sales to any of our current or planned major retail customers. In addition, our business may be negatively affected by changes in the policies of our retailers, such as payment terms, shelf space limitations, price demands and other conditions.

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

For the fiscal year ended March 31, 2019, approximately 60.1% of our total net sales occurred during four consecutive calendar months (October through January).  We must therefore estimate sales in advance of the anticipated peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.  Shortfalls in the supply of our products could result in a significant loss of revenue due to lack of adequate product inventory.  For example, the cobranding of our product with the “Miracle-Gro AeroGarden” trade name caused a delay in available inventory during the first six months of Fiscal 2014.  Additionally, during the third and fourth quarters of Fiscal 2013, a labor strike in the ports of Los Angeles and Long Beach delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during that time period. Alternatively, a shortfall in actual demand for our products, relative to forecast, during peak months could cause us to liquidate excess inventory at a loss or at substantially lower margins.  In any of these cases, we may not generate enough revenue to cover expenses incurred throughout the balance of the year.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

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

From our inception through March 31, 2019, we have sold approximately 2.2 million AeroGardens and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have a material adverse effect on our business prospects, results of operations and financial condition.

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

Our business has become increasingly dependent on digital technologies to conduct certain development, operating and sales activities. We depend on digital technology to communicate with our employees, third-party manufacturers, partners and customers. We have been the subject of cyber-attacks on our internal systems and through those of third parties. Nevertheless, unauthorized access to our proprietary or commercially sensitive information could lead to leaks of customer-sensitive information, data corruption, communication interruption, or other disruptions in our sales, product development, production or planned business transactions, any of which could have a material adverse impact on our results of operations. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks. In Fiscal 2019, we discovered that certain of our information technology systems had been the target of an external cyber-attack, as more fully described under Note 7, “Commitments and Contingencies,” to our audited consolidated financial statements included in Part II, of this Annual Report on Form 10-K

Risks Related to the Market for our Securities

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

In Fiscal 2019, we leased a 11,182 square foot office space in, Boulder, Colorado, with a monthly rent of $12,000, subject to annual increases of 3.5%.   We also pay our proportionate share of building taxes, insurance and operating expenses. The current lease term expires on September 30, 2019 and we do not expect to renew the lease. The lease agreement contains other standard office lease provisions.

Effective June 1, 2019, we agreed to lease a 14,630 square feet of office space in Boulder, Colorado, with a monthly rent of $21,000, subject to annual increases of 3.5%.  We are currently completing leasehold improvements and expect to move into the new office space during the second quarter of Fiscal 2020. The new lease, which is filed as Exhibit 10.36 to this Annual Report on Form 10-K, expires on September 30, 2026 and contains other standard office lease provisions.

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

Holders

As of June 15, 2019, we had approximately 494 holders of record of our common stock.  A substantially greater number of stockholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for additional information about holders of our common stock.

Dividends

On November 29, 2016 (during Fiscal Year 2017), after Scotts Miracle-Gro exercised the warrant to purchase AeroGrow common stock, the board of directors declared a special one-time dividend of $1.21 per share of Common Stock. The dividend was paid on January 3, 2017 to shareholders of record on December 20, 2016.  Otherwise, we have never declared or paid cash dividends on our common stock.  We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to compliance with covenants under any existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report under the heading “Equity Compensation Plan Information.”

Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered issuances of equity securities during Fiscal Year 2019.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during Fiscal Year 2019.

ITEM 6. SELECTED FINANCIAL DATA

Statements of Operations Data
	Fiscal Years ended March 31,
(in thousands, except per share data)	2019	2018
Revenues	$34,366	$32,298
Cost of revenue	22,395	21,598
Gross profit	11,971	10,700
Operating Expenses
Research and development	590	558
Sales and marketing	8,462	8,071
General and administrative	2,913	2,519
Total operating expenses	11,965	11,148
Income (loss) from operations	6	(448)
Other income (expense)	(297)	6
Net loss	$(291)	$(442)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	-	534
Net income (loss) attributable to common shareholders	$(291)	$92

Net income (loss) per share, basic and diluted	$(0.01)	$0.00
Weighted average number of common shares outstanding, basic and diluted	34,328	34,044
Weighted average number of common shares outstanding, diluted	34,328	34,125

Balance Sheet Data
(in thousands)	2019	2018
Cash and cash equivalents and restricted cash	$1,756	$7,497
Total assets	$17,040	$18,167
Total liabilities	$4,588	$5,424
Total stockholders’ equity	$12,452	$12,743

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

Executive Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded our operations and currently offer eight different indoor garden models, more than 40 seed pod kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in other countries and we have continued to expand our market into Europe, including the United Kingdom.

Background of Scotts Miracle-Gro Alliance – Fiscal Years 2014-2018

As disclosed above under the caption “Item 1. Business,” we entered into a Securities Purchase Agreement and strategic alliance in April 2013 with a wholly owned subsidiary of Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, we issued (i) 2,649,007 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In November 2016, Scotts Miracle-Gro converted all of its Series B Preferred Stock and exercised all of its warrants, thereby increasing its equity ownership to approximately 80% of the Company’s outstanding common stock. In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement in which we agreed to sell all intellectual property associated with our hydroponic products, other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement. In addition to the initial working capital infusion of approximately $4.5 million in Fiscal Year 2014 from the Securities Purchase Agreement and Intellectual Property Sale Agreement, as well as ongoing seasonal term loans to fund operations through Fiscal Year 2019, we believe that the strategic alliance affords us the use of the globally recognized and highly trusted Miracle-Gro brand name.

We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We have used the opportunities provided by our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail sales channels.  During the first six months of Fiscal 2014, we cobranded our products with the Miracle-Gro AeroGarden trade name.  We have since renewed our focus in growing the business via retail markets.

New Developments – Fiscal Year 2019

During Fiscal 2019, we continued our strategic growth initiative by offering our products in approximately 2,400 stores and we also enhanced the depth and breadth of our direct sales distribution channels by distributing approximately 200,000 direct mail catalogues, significantly increasing our web-selling presence and developing a robust e-mail marketing program. In Fiscal 2019, approximately 76.5% of our total sales were to retail customers and approximately 23.5% of our total sales were to direct customers.  Amazon.com, Inc., our largest retailer customer, comprised approximately 55.9% of our sales to retailers and 40.5% of our total sales during Fiscal 2019.

The cobranding of products with Scotts Miracle-Gro was eliminated on AeroGardens but was kept in place with the seed pod kits. In July 2018, we also entered into a $6.0 million Term Loan Agreement with Scotts Miracle-Gro in order to provide incremental working capital in advance of our peak selling season. Interest was charged at the stated rate of 10% per annum.

Our Critical Accounting Policies

Inventory

Inventories are valued at the lower of cost, as determined by standard pricing which approximates the first-in, first-out method, or net realizable value. When the Company is the manufacturer, raw materials, labor and manufacturing overhead are included in inventory costs.  We record the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of our products are manufactured overseas and are recorded at cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.

	March 31,	March 31,
	2019	2018
(in thousands)
Finished goods	$7,071	$4,117
Raw materials	1,369	930
	$8,440	$5,047

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the product lifecycle.  As of March 31, 2019 and 2018, the Company reserved $126,000 and $66,000, respectively, for inventory obsolescence.  The increase in the inventory obsolescence is attributable to examining aged inventory, including seeds, displays and replacement part and disposing of the inventory that had been reserved.

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

The following table summarizes the effect of adopting ASC 606 on the Company’s unaudited consolidated balance sheets as of March 31, 2019 (in thousands):

	As reported	Adjustments	Balance without adoption of ASC 606
Assets:
Accounts receivable, net	$5,102	$(1,195)	$6,297
Liabilities:
Accrued expenses	$1,437	$(1,195)	$2,632

The Company currently has two operating and reportable segments: (i) the Direct–to-Consumer segment, which is composed of sales directly from our website, mail order or customer calls to our customer service department and (ii) the Retail segment, which includes all sales related to retailers, including where possession of our product is taken and sold by the retailer in store or online, and drop ship orders that process from the retailer and drop directly to our warehouse for us to ship on behalf of the retailer.

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

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of March 31, 2019 and 2018, the Company reduced accounts receivable $1.2 million and accrued expenses $430,000, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” line of the balance sheets, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods. This allowance is deducted from payments made to us by such retailers.  As of March 31, 2019 and 2018, the Company recorded a reserve for customer returns of $313,000 and $293,000, respectively.

Warranty

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.  Based upon the foregoing, the Company recorded a provision for potential future warranty costs of $166,000 and $111,000, as of March 31, 2019 and 2018, respectively.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are recorded in cost of revenue and are capitalized in inventory until the inventory is sold.  Shipping and handling costs associated with freight out to customers are also included in cost of revenue.  Shipping and handling charges paid by customers are included in product sales. Shipping and handling charges paid by customers are included in net revenue.

Stock Based Compensation

The Company accounts for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-55 Shared-Based Payment.  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued.  For the years ended March 31, 2019, and 2018, equity compensation in the form of stock options and grants of restricted stock that vested totaled $0.

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

Advertising expenses for the years ended March 31, 2019 and March 31, 2018, were as follows:

	Fiscal Year Ended March 31, (in thousands)
	2019	2018
Direct-to-consumer	$674	$579
Retail	3,093	3,412
General	317	759
Total advertising expense	$4,084	$4,750

As of March 31, 2019 and March 31, 2018, the Company deferred $3,000 and $14,000, respectively, related to such media and advertising costs, including catalogue costs (as described above) and commercial production costs.  The costs are included in the prepaid expenses and other line of the balance sheets.

Research and Development

Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

New Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees are required to use a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized and recorded as a current and/or long-term liability in the Company’s financial statements. Our preparation for the adoption of ASU 2016-02 is substantially complete. We have compiled an inventory of our lease arrangements in order to determine the impact the new guidance will have on our financial statements and disclosures. We have elected certain practical expedients available under the guidance, including a package of practical expedients which allows us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. Based on our assessment to date, we expect that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and corresponding lease liabilities to be immaterial to our Balance Sheet as of April 1, 2019. We do not expect the new standard to have a material impact on our Statement of Consolidated Income or Statement of Consolidated Cash Flows.

Inflation, Seasonality and Currency Fluctuations

We do not currently expect inflation to have a significant effect on our operations. Because our garden systems are designed for indoor gardening use, we experience slower sales in the United States and Canada during the late spring and summer months when our consumers may tend to garden outdoors.  In addition, we have experienced increased sales during the four-month holiday season beginning in October and continuing through January.  We sell to our international distributors in U.S. dollars thereby minimizing effects from currency fluctuations.  We purchase our gardens and other accessory products from Chinese manufacturers, and these purchases are denominated in U.S. dollars.  However, over time, the cost of the products we procure from China may be affected by changes in the value of the U.S. dollar relative to the Chinese currency and/or by labor and material cost increases faced by our Chinese manufacturers.

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last two fiscal years:

	Fiscal Years Ended March 31,
	2019	2018
Net revenue
Direct-to-consumer	23.5%	25.3%
Retail	72.4%	71.0%
International	4.1%	3.7%
Total net revenue	100.0%	100.0%

Cost of revenue	65.2%	66.9%
Gross profit	34.8%	33.1%

Operating expenses
Research and development	1.7%	1.7%
Sales and marketing	24.6%	25.0%
General and administrative	8.5%	7.8%
Total operating expenses	34.8%	34.5%

Income (loss) from operations	0.0%	(1.4%)

Total other income/(expense), net	(0.9%)	0.0%

Net loss	(0.9%)	(1.4%)

Fiscal Years Ended March 31, 2019 and March 31, 2018

Summary Overview

Our net revenue in Fiscal 2019 totaled $34.4 million, an increase of 6.4% from Fiscal 2018 revenues.  This increase was primarily due to our increased focus on selling through broader channels in store and web/internet channels (Amazon.com, woot!, Good Morning America, Macy’s, etc.) and further expansion into the retail channel through expanded housewares customer departments (namely Macy’s, and Kohl’s).  Additionally, the sales increase relates to newly acquired retail accounts including Good Morning America and Costco.ca Warehouses and expanded in-store tests such as Target.  In addition, we believe increased targeted and general advertising drove sales increases in all of our channels.

Our sales to retailer customers increased by 8.5% to $24.9 million during Fiscal 2019.  Retailer sales encompass sales to both traditional in-store and on-line retailers.  The increase in sales to retailers reflected sales to the existing Amazon.com, woot! and Macy’s accounts, as well as newly acquired retail accounts such as Good Morning America and Costco.ca warehouses. We spent $3.1 million in advertising in the retail distribution channel, including targeted campaigns such as pay per click and banner ads, primarily to promote general brand awareness which included more targeted campaigns such as pay per click and banner ads.

Direct-to-consumer sales during Fiscal 2019 decreased to $8.1 million, a decrease of 1.0%, in the face of alternative on-line retailer outlets (primarily Amazon.com). We believe that our increased presence on Amazon, and other select online retailers leads to greater visibility, as well as continued momentum from our general advertising and marketing campaign and an expanded user-base. However, the decrease resulted primarily from the timing and initial results from our newly redesigned website, which was more focused on brand building compared to the prior website design.

International sales during Fiscal 2019 increased to $1.4 million, an increase of 16.2%, as we continue to test the international markets and understand the trends and acceptance of our product in international markets. The international markets consisted primarily of sales to Amazon platforms in the United Kingdom, Germany, France, Italy and Spain.

For the year ended March 31, 2019, total gross dollar sales of AeroGardens and seed pod kit accessories increased by 7.8% and 12.3%, respectively.  AeroGarden sales net of allowances represent 76.4% of total revenue as compared to 77.7% in the prior year period.  This percentage decrease, on a product line basis, was primarily attributable to growth in customers purchasing more seed pod kits and accessories and the increase in several customer allowances during Fiscal 2019.  Seed pod kit and accessory gross sales increased as a percent of the total sales from 22.3% in Fiscal 2018 to 23.6% in Fiscal 2019, primarily as a result of the continued popularity of AeroGardens that have been placed in service over the past few years and the growing acceptance of our redesigned products; additionally, as noted above, the total dollar sales associated with the seed pod kit and accessories increased by $887,000.

For Fiscal 2019, we incurred $4.1 million in advertising expenditures, a 14.0% year-over-year decrease compared to the Fiscal Year ended 2018, which included $750,000 in general television, YouTube, Facebook and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand and indoor gardening category to support growth in both our direct-to-consumer and retail channels.  Overall advertising efficiency (measured as total revenue per dollar of advertising expense) increased from $6.80 to $8.42 for the years ended March 31, 2018 and March 31, 2019, respectively, due to a strategic focus on retail advertising along with more measurable general advertising and brand awareness through digital channels. These expenditures included:

●

Direct-to-consumer advertising increased 16.4% to $674,000 in Fiscal 2019 from $579,000 in Fiscal 2018, primarily as a result of increased pay-per-click and targeted advertising.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, declined to $12.00, or 14.9%, for Fiscal 2019, as compared to $14.11chan for Fiscal 2018. Pay-per-click advertising expenses increased during the year, and we spent more on other direct-to-consumer measurable media, which did not drive the same level of efficiency in advertising expenses.

●

Retail advertising decreased $320,000 to $3.1 million in Fiscal 2019, as we focused on driving product awareness on behalf of our retail partners and invested in: (i) platforms made available by our retailers; (ii) fewer promotional programs to increase product awareness with our housewares channel of retail accounts, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.). We anticipate that the advertising in the retail channel will be more targeted and generate greater customer awareness and also help drive direct-to-consumer sales.

●

Finally, in support of driving increased levels of category and brand awareness during Fiscal 2019, we spent over $317,000 in general television, YouTube, Facebook and other media advertising.  The Company views this investment as a long-term commitment to increasing awareness of the AeroGarden brand.

The combination of all of the factors cited above helped drive a year-over-year increase in total net revenues of 6.4% to $34.4 million in Fiscal 2019.

Our gross margin for Fiscal 2019 was 34.8%, up from 33.1% in the prior fiscal year.  This increase was caused by: (i) an increase in sales through more profitable retailers and continued high-margin direct-to-consumer sales; (ii) increased focus on pricing with existing retail accounts; (iii) removal of some costs in the production process which resulted in the introduction of new products with higher margins; and (iv) a reduction in expenses associated with the branding agreement with SMG. The increase in our margins was partially offset by frictional cost associated with returns in the retail channel and continued expansion into the European market, which entails additional start-up costs.  Long term, we also believe that creating increased brand awareness through advertising will help us maintain higher prices and deliver better margins.

Operating expenses for Fiscal 2019 totaled $12.0 million, an increase of 7.3% or $815,000 over the prior fiscal year.  As a percentage of total revenue, operating expenses increased 0.3% year-over-year. Gross spending increased in the following areas:

●

A $776,000 increase in general market research, new product samples, testing and certification, public relations and new product programs, including testing, certification, samples and illustration/language translations for international distribution; and

●	A $382,000 increase in use of contracted services, legal, accounting, including the launch of our newly redesigned website and upgrades to some internal systems;
●	A $343,000 increase in general office categories such as depreciation, insurance, repairs and maintenance, supplies, equipment; and
●	A $109,000 increase in travel to manufacturers in China, domestic travel for discussions related to warehouse processes, corporate meetings and potential domestic and European customers.

The increases in operating expenses were partially offset by:

●	A $696,000 decrease in advertising, primarily related to efficiencies in our marketing spend and general brand awareness and marketing and promotional programs with our key retailers; and
●	A $152,000 decrease due to a changes to our compensation program that better align compensation with our growth initiatives and a small increase in headcount.

General and administrative expense totaled $2.9 million during Fiscal 2019, an increase of 15.6% or $394,000 as compared to the prior year, primarily due to increases in travel, office supplies, building related maintenance and repairs, bad debt, depreciation and the use of outside contractors to launch new programs, such as our updated website and ERP system.

Research and development costs also increased 5.7% year-over-year, or $32,000 in Fiscal 2019.  Research and development spending increased in Fiscal 2019, particularly due to: (i) the addition of full-time employees to expedite our new product development process to replace design and consulting contractors used in the prior year; (ii) travel to develop new product manufacturer capabilities; (iii) market research; and (iv) new product development and testing certifications, partially offset by reimbursable consulting fees based on agreements with Scotts Miracle-Gro.

Our income from operations totaled $6,000 for Fiscal 2019, as compared to a loss of $448,000 in the prior year, primarily as a result of the $2.1 million increase in sales, increased gross margin and decreased sales and marketing expenses (as discussed above).

Other loss for Fiscal 2019 totaled $297,000, as compared to other income of $6,000 in the prior year.  The net other loss in the current year period included interest expense recognized from the Term Loan with Scotts Miracle-Gro.  The net other income in the prior year included interest income recognized from our improved cash position.

Our net loss for Fiscal 2019 totaled $291,000, a $152,000 improvement over the net loss of $442,000 in Fiscal 2018, primarily due to increased sales volumes and an increase in operating margins as we continued to refine our selling strategy partially offset by increased interest expense related to the Term Loan with Scotts Miracle-Gro.

Revenue

The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2019, and March 31, 2018:

Fiscal 2019	Quarters ended				Year ended
(in thousands)	30-Jun-18	30-Sep-18	31-Dec-18	31-Mar-19	31-Mar-19
Sales – direct-to-consumer	$1,454	$1,154	$3,010	$2,473	$8,091
Sales – retail	2,254	7,376	9,136	6,101	24,867
Sales – international	35	46	795	532	1,408
	$3,743	$8,576	$12,941	$9,106	$34,366

Fiscal 2018	Quarters ended				Year ended
(in thousands)	30-Jun-17	30-Sep-17	31-Dec-17	31-Mar-18	31-Mar-18
Sales – direct-to-consumer	$1,425	$911	$3,189	$2,647	$8,172
Sales – retail	974	4,746	13,356	3,839	22,915
Sales – international	63	84	806	258	1,211
	$2,462	$5,741	$17,351	$6,744	$32,298

In Fiscal 2019, revenue totaled $34.4 million, an increase of $2.1 million, or 6.4%, from Fiscal 2018.  Sales to retailer customers for Fiscal 2019 totaled $24.9 million, up $2.0 million, or 8.5%, from the same period a year earlier, principally reflecting AeroGarden sales to the existing retailer web/internet channels of Amazon.com, and woot! and in store accounts of Macy’s, as well as newly acquired retail accounts such as Good Morning America and Costco.ca Warehouses.  Direct-to-consumer revenue totaled $8.1 million in Fiscal 2019 as compared to $8.2 million in Fiscal 2018, principally reflecting challenges related to the launch of our redesigned website during the busiest holiday month of December.  International sales totaled $1.4 million, an increase of $200,000, as we test international markets in the United Kingdom, Germany France, Spain, and Italy primarily through the Amazon platforms.

The following table presents our quarterly sales by product category, in U.S. dollars and as a percent of total net revenue, for Fiscal 2019 and Fiscal 2018.

Fiscal 2019	Quarters ended				Year ended
(in thousands)	30-Jun-18	30-Sep-18	31-Dec-18	31-Mar-19	31-Mar-19
Product Revenue
AeroGardens	$2,806	$9,885	$13,925	$7,490	$34,106
Seed pod kits and accessories	1,162	1,449	2,715	2,784	8,110
Discounts, allowances and other	(225)	(2,758)	(3,699)	(1,168)	(7,850)
Total	$3,743	$8,576	$12,941	$9,106	$34,366
% of Revenue
AeroGardens	75.0%	115.2%	107.6%	82.2%	99.2%
Seed pod kits and accessories	31.0%	16.9%	21.0%	30.6%	23.6%
Discounts, allowances and other	(6.0)%	(32.1)%	(28.6)%	(12.8)%	(22.8)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Fiscal 2018	Quarters ended				Year ended
(in thousands)	30-Jun-17	30-Sep-17	31-Dec-17	31-Mar-18	31-Mar-18
Product Revenue
AeroGardens	$1,652	$6,626	$19,307	$4,060	$31,645
Seed pod kits and accessories	829	1,255	2,111	3,029	7,224
Discounts, allowances and other	(19)	(2,140)	(4,067)	(345)	(6,571)
Total	$2,462	$5,741	$17,351	$6,744	$32,298
% of Revenue
AeroGardens	67.1%	115.4%	111.3%	60.2%	98.0%
Seed pod kits and accessories	33.7%	21.8%	12.1%	44.9%	22.3%
Discounts, allowances and other	(0.8)%	(37.2)%	(23.4)%	(5.1)%	(20.3)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

AeroGarden unit revenue totaled $34.1 million in Fiscal 2019, up $2.5 million from $31.6 million, or 7.8%, from a year ago, principally due to: (i) the increase in retail channel sales; (ii) the increase in general brand awareness; and (iii) the launch of the new AeroGarden Harvest and Bounty models.  Sales of seed pod kits and accessories increased by $886,000, or 12.3%, resulting from an overall increase in brand awareness and growth of the existing customer base.  In Fiscal 2019, sales of seed pod kits and accessories represented 23.6% of our total net revenue, an increase from 22.3% in the prior fiscal year, reflecting the expansion of AeroGarden sales in retail markets.  The increase in seed pod kit and accessories was partially offset by decreases in compact fluorescent light bulb sales as we incorporate more LED lighting technology into our gardens.  Discounts, allowances and other revenue (expense), which is comprised of items that are not specifically identifiable to a product, such as grow club revenue, shipping revenue, accruals and deductions, increased as a percentage of total revenue from (20.3)% in Fiscal 2018 to (22.8)% in Fiscal 2019 due to increases in revenue deductions for sales allowances and discounts in the in-store retail market.

Cost of Revenue

Cost of revenue for Fiscal 2019 totaled $22.4 million, a 3.7% increase from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing, credit card processing fees for direct sales, and duties and customs applicable to imported products.  The dollar amount of cost of revenue increased because of the 6.4% increase in total sales, along with increased supply chain costs.  As a percent of total revenue, cost of revenue totaled 65.2% in Fiscal 2019, as compared to 66.9% in the year earlier period.  The decrease in costs as a percent of revenue resulted from:

●	Revenue mix shift to some higher margin customers from some lower margin retail customers, along with reductions in certain product costs; and
●	Change in the Brand Agreement in which we will no longer pay a 5% fee to Scotts Miracle-Gro on the sale of AeroGardens.

The decrease in cost of revenues, as a percent of revenue, was partially offset by increases in:

●	Supply chain costs such as domestic and international shipping;
●	The cost of product storage in several domestic and international locations; and
●	Continued payment of a 5% fee to Scotts Miracle-Gro on the sale of seed pod kits and related products.

Gross Margin

Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue from high- and low-margin customers.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor, with fluctuations attributable to the mix of on-line and brick and mortar customers.  Gross margins also vary based on specific products, as well as the maturity and size of the customer relationship. Media costs associated with direct sales are included in sales and marketing costs.  Overall, the gross margin for Fiscal 2019 was 34.8% as compared to 33.1% in the prior year.  The increase in our gross margin was primarily attributable to decreases in product costs, change in the Brand Agreement in which we no longer pay a 5% fee to Scotts Miracle-Gro on the sale of AeroGardens and increases in the revenue mix attributable to better margin customers, partially offset by increased supply chain expenses and inventory storage and order processing costs.

Research and Development

Research and development costs totaled $590,000 for Fiscal 2019, an increase of $32,000, or 5.7% from the prior fiscal year. Research and development costs are comprised of payroll, travel and other costs associated with (i) development of new AeroGarden models and technologies; (ii) our plant laboratories that research new plant varieties and growing technologies; (iii) new technologies, such as improved lighting and nutrient formulation; and (iv) costs to enhance the performance of our products.  Our research and development spending increased in Fiscal 2019, particularly related to design and consulting service expenses for market research, new product development and ongoing certification and testing of all our AeroGarden garden units (as required by our retail partners), partially offset by reimbursements of certain R&D consulting fees by Scotts Miracle-Gro pursuant to contractual requirements costs.

Sales and Marketing

Sales and marketing costs for Fiscal 2019 totaled $8.5 million, an increase of $390,000, or 4.8%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for Fiscal 2019 and Fiscal 2018:

	Fiscal Years Ended March 31,
	2019	2018
(in thousands)
Advertising	$4,084	$4,750
Salaries and related expenses	2,200	2,202
Sales commissions	83	106
Trade shows	52	51
Travel	238	174
Media production and promotional products	80	49
Quality control and processing fees	240	200
General brand marketing	788	174
Other	697	365
Total	$8,462	$8,071

Advertising is principally composed of the costs of developing and airing our infomercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs and retail support placement.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products in all our channels of distribution (retail and direct-to-consumer). Advertising expense totaled $4.1 million for Fiscal 2019, a year-over-year decrease of 14.0%, or $666,000, primarily because of our increased use of more measurable pay-per-click advertising, partially offset by our decreased focus on general retail advertising, including general television, YouTube, Facebook and other general media advertising. The decrease in specific advertising discussed above is offset by an increase in general marketing which increased $614,000 because of general type of marketing designed to reach a broad base.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  Personnel costs for sales and marketing in Fiscal 2019 were $2.2 million, relatively flat from Fiscal 2018 levels.

Sales commissions, which generally include 1-7% of cash collections from some of our retailer customers, are paid to third-party sales representatives that assist us in developing and maintaining relationships with certain retailers.  Sales commission expense totaled $83,000 for the fiscal year ended March 31, 2019, a decrease of 22.3% from the prior fiscal year as a result of lower overall sales to customers represented by third-party sales representatives.

Other marketing expenses increased $332,000, or 91.0%, year-over-year primarily as a result of increases in a variety of other marketing initiatives, including direct marketing consulting with several retailers, general marketing programs to develop brand recognition and understand target market customers, changes in overall promotional programs, including a significant increase in social media, market research and retailer marketing programs, and use of contractors to help drive sales.

General and Administrative

General and administrative expense for the fiscal year ended March 31, 2019 totaled $2.9 million, an increase of 15.6% or $394,000 as compared to the prior year.  This increase was principally due to increases in travel, office supplies, building-related maintenance and repairs, bad debt, depreciation and the use of outside contractors for launching new programs, such as our upgraded website and ERP system,.

Operating Income and Loss

The income from operations totaled $6,000 in Fiscal 2019, an increase of $454,000, or 101.5%, from the prior year, primarily as a result of an increase in the gross profit and gross margin and a decrease in retail specific advertising programs and general television, YouTube, Facebook and other general media advertising.

Other Income and Expense

Other expense for Fiscal 2019 totaled $297,000, as compared to other income of $6,000 in the prior year. The net other loss in the current year period included interest expense recognized from the Term Loan with Scotts Miracle-Gro. Net other income for Fiscal 2018 included interest income recognized from our improved cash position.

Net Loss

Our net loss for Fiscal 2019 was $291,000, a $151,000 improvement over our net loss of $442,000 in Fiscal 2018, primarily attributable to increased sales volumes and an increase in operating margins, as we continued to refine our selling strategy, partially offset by increased interest expense related to the Term Loan.

Segment Results

We report our segment information in the same way that management assesses the business and makes decisions regarding the allocations of resources in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC). We have two reportable segments. Retail and Direct-to-Consumer. Factors considered in determining our Reportable Segments include the nature of the business activities, the reports provided to the Company’s chief operating decision maker (CODM) for operating and administrative activities, available information and information that is presented to our Board of Directors.

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

	Fiscal Year Ended March 31, 2019
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$8,091	$26,275	$-	$34,366
Cost of revenue	5,737	16,658	-	22,395
Gross profit	2,354	9,617	-	11,971
Gross profit percentage	29.1%	36.6%	-	34.8%
Sales and marketing (1)	332	4,026	1,343	5,701
Segment profit	2,022	5,591	(1,343)	6,270
Segment profit percentage	25.0%	21.3%	-	18.2%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products, general brand marketing and other as discussed in the sales and marketing section.

	Fiscal Year Ended March 31, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$8,172	$24,126	$-	$32,298
Cost of revenue	5,672	15,926	-	21,598
Gross profit	2,500	8,200	-	10,700
Gross profit percentage	30.6%	33.9%	-	33.1%
Sales and marketing (1)	129	3,670	1,590	5,389
Segment profit	2,371	4,530	(1,590)	5,311
Segment profit percentage	29.0%	18.8%	-	16.4%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products, general brand marketing and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, net cash used by operating activities totaled $4.8 million in Fiscal 2019, as compared to net cash used by operating activities of $851,000 in the prior fiscal year.

Non-cash items, consisting of depreciation, amortization, bad debt allowances, accretion of debt association with sale of intellectual property, loss on write-off of assets and changes in inventory allowances totaled a net loss of $520,000 in Fiscal 2019, as compared to a net loss of $101,000 in the prior fiscal year.

Changes in current assets used cash of $4.2 million during Fiscal 2019, primarily due to increases in accounts receivable, inventory, and other current assets.  In Fiscal 2018, changes in these assets used $3.6 million, reflecting increases in accounts receivable and inventory, partially offset by a decrease in other current assets.  As of March 31, 2019, the inventory balance was $8.4 million, representing approximately 138 days of sales activity during Fiscal 2019. The inventory on hand will support anticipated growth for the next year and alleviates some uncertainty regarding potential tariff increases.  Net accounts receivable totaled $5.1 million as of March 31, 2019, representing approximately 75 days of net retail sales activity at the average daily rate of sales recognized during Fiscal 2019.  The days of sales in receivables and inventory calculations can fluctuate, and are greatly impacted by our seasonality and the timing of sales and inventory receipts during the period.

Current operating liabilities decreased $864,000 during Fiscal 2019, because of an $864,000 increase in accounts payable, accrued liabilities, customer deposits, and the SMG intellectual property and brand accrual.  In the prior year period, current operating liabilities increased $1.8 million primarily due to increases in accounts payable and accrued liabilities, including accrued interest and customer deposits. Accounts payable as of March 31, 2019 totaled $2.6 million, representing approximately 28 days of daily expense activity at the average daily rate of expenses incurred during Fiscal 2019.

Net investment activity used $853,000 of cash, primarily due to purchases of equipment to manufacture our new products, as compared to cash used of $464,000 in the prior year.

Net financing activity, including the borrowing and repayment of debt, used cash of $21,000 during Fiscal 2019, as compared to cash used of $7,000 in the prior fiscal year.

As of March 31, 2019, we had a cash balance of $1.8 million, of which $15,000 was restricted as collateral for our various corporate obligations.  This compares to a cash balance of $7.5 million as of March 31, 2018, of which $15,000 was restricted.

As of March 31, 2019 and March 31, 2018, the outstanding balance of our debt is as follows:

	For the Fiscal Years Ended March 31,
	2019	2018
(in thousands)
Sale of intellectual property liability (see Note 3)	$48	$80
Total debt	48	80
Less current portion	48	80
Long term debt	$-	$-

As of March 31, 2019, we have $0 of debt requiring cash payments.  The remaining debt in the current liability is related to the Scotts Miracle-Gro transaction, for further information see Note 3 to our financial statements.

We use, or have used, a variety of debt funding sources to meet our liquidity requirements, including the following:

Borrowing Agreements

During Fiscal 2019, we entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro. As of March 31, 2019, the outstanding balance of our note payable and debt, including accrued interest, was $0 as discussed in more detail in Note 2.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

●	our cash of $1.8 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of March 31, 2019;
●	our cash of $1.5 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 17, 2019;
●

continued support of, and extensions of credit by, our suppliers and previous lenders, including Scotts Miracle-Gro, the Company and Scotts Miracle-Gro has agreed to a term loan in the amount of $10.0 million for the upcoming fiscal year;

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

During Fiscal 2019 we took a number of actions to address our liquidity needs.  Most importantly, we concentrated on increasing our margin by eliminating some production costs despite a shipping related problem in our domestic and international channels.  Specifically, we utilized more targeted pay-per-click advertising along with general brand awareness marketing and strategically expanded sales to major retailers that have proven to be the best and most profitable business partners.

In second quarter of Fiscal 2019, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro with a maturity date of March 29, 2019. The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum.  The funding provided general working capital and was used for the purpose of acquiring inventory to support our expansion into retail and its direct-to-consumer sales channels in advance of our peak selling season. The principal and accrued interest on the Term Loan were repaid in full during the fourth quarter of Fiscal 2019.

Based on these facts and assumptions, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next twelve months from the filing date of this report based on current cash on hand and financing from Scotts Miracle-Gro similar to the last few years.  However, we may need to seek additional debt or equity capital to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to purchase inventory and incur other expenses in an attempt to increase the scale of our business.  There can be no assurance we will be able to raise this additional capital.

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

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2019.

	Less than 1 year	1 -3 years	More than 3 years	Total
(in thousands)
Capital leases	$43	$29	$-	$72
Operating leases	$201	$797	$1,039	$2,037
Totals:	$244	$826	$1,039	$2,109

See Note 2, Note 3 and Note 7 to our financial statements for additional information related to our notes payable and long term debt and operating leases, respectively. Refer to Note 10 “Subsequent Events” for more information related to our new operating lease included in the table above.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our assessment, management has concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

 Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of March 31, 2019, our internal control over financial reporting was effective based on those criteria.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f), promulgated under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of the assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2019 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

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

Name	Age	Position with AeroGrow
J. Michael Wolfe	60	President and Chief Executive Officer
Grey H. Gibbs	52	SVP – Finance and Administration
John K. Thompson	58	EVP, Sales & Marketing and Secretary

J. Michael Wolfe, age 60, became our Chief Operating Officer in January 2010, our President on February 9, 2011, and our Chief Executive Officer on March 31, 2011.  He previously served as Vice President of Operations since April 2006.  Prior to joining AeroGrow, Mr. Wolfe was an independent consultant.  From 1992 to 2002, he was President and Chief Operating Officer of Concepts Direct and was its Chief Executive Officer from 2000 to 2001.  At Concepts Direct, Mr. Wolfe oversaw the development, launch and operations of seven independent catalogues.  From 1987 to 1992, Mr. Wolfe served as Vice President of Wiland Services, Inc., a database management company where he oversaw the redesign of the company’s product line, its sales and investor relations.  The Board believes that Mr. Wolfe’s leadership experience, combined with his extensive direct-to-consumer marketing background, his executive experience at a variety of direct-to-consumer companies, and his knowledge of AeroGrow’s history and business, qualifies him to serve as President and Chief Executive Officer.

Grey H. Gibbs, age 52, has been employed by AeroGrow since November of 2007.  He has served as Senior Vice President – Finance and Accounting since May 2015 and previously served as: (i) Vice President of Finance and Accounting from June 2014 to May 2015; (ii) Vice President of Accounting from February 2011 to June 2014; and (iii) Controller from November 2007 to June 2011.  Before joining AeroGrow, Mr. Gibbs was employed by Swift Company, an animal protein processor, as Director of Sarbanes-Oxley Compliance from 2006 to 2007 and Assistant Corporate Controller from 2004 to 2006.  From 2003 to 2004, Mr. Gibbs was the Chief Financial Officer of JCIT International, an educational and consulting firm in lean manufacturing.  From 1994 to 2002, Mr. Gibbs served in a range of strategic and financial roles for Agilent Technologies and Hewlett Packard, including New Product Introduction Program Manager, Outsourcing Program Manager, Site Finance Manager, Planning and Reporting Analyst and Senior Internal Auditor.  Mr. Gibbs was also an Audit Supervising Senior for KPMG LLP from 1991 to 1994.

John K. Thompson, age 58, became Executive Vice President of Sales and Marketing in April 2014.  Mr. Thompson joined AeroGrow in 2002 and has served in a variety of senior management positions at AeroGrow, including his position as Vice President of Marketing from October 2009 to April 2014.  Mr. Thompson also served as the Company’s International Division General Manager and Vice President of Investor Relations, and was instrumental in the research activities leading to the development and launch of the Company’s AeroGarden product line.  Prior to joining AeroGrow, Mr. Thompson was Director of Marketing for Productivity Point International, a direct marketing and direct sales company, and Sales and Marketing Manager for CareerTrack, a direct marketing company that sold personal and professional growth products to the consumer and commercial markets.

Board of Directors

Our Board of Directors oversees the management of AeroGrow on your behalf. Among other things, the Board reviews our long-term strategic plans and exercises direct decision-making authority on key issues, including the appointment of our executive officers and setting the scope of their authority in managing AeroGrow’s day-to-day operations.  Our Board is currently comprised of Chris Hagedorn (Chairman), H. MacGregor Clarke, David B. Kent, Cory J. Miller and Patricia M. Ziegler.  Messrs. Hagedorn, Miller and Ms. Ziegler are representatives of Scotts Miracle-Gro. Biographical information about Mr. Wolfe is contained above under the caption heading “Executive Officers.”  Biographical information for Messrs. Hagedorn, Clarke, Kent, Miller and Ms. Ziegler is presented below, along with Albert Messina and Peter Supron, who served as Board members during Fiscal 2019, prior to their resignation in April 2019.

H. MacGregor Clarke, age 58, has been a director since April 2018 and previously served as a director from July 2009 to March 2013.  Mr. Clarke has served as Senior Vice President and Chief Financial Officer of Johns Manville, a Berkshire Hathaway company, since March 2013 and previously served as AeroGrow’s Chief Financial Officer from May 2008 through March 2013.  From 2007 to 2008, Mr. Clarke was President and Chief Executive Officer, and from 2006 to 2007, Chief Financial Officer, of Ankmar, LLC, a garage door manufacturer, distributor and installer.  From 2003 to 2006, Mr. Clarke was a senior investment banker with FMI Corporation, a management consulting and investment banking firm serving the building and construction industry.  At FMI Corporation, Mr. Clarke was responsible for delivering consulting and investment banking services to clients, and for marketing to prospective clients in the financial services industry.  Mr. Clarke’s extensive financial and executive experience, in particular his prior service as an executive officer of four companies, among other factors, led the Board to conclude that he should serve as a director.

Chris J. Hagedorn, age 34, has been a director since 2013 and Chairman of the Board since November 2016.  Mr. Hagedorn was appointed the General Manager of The Hawthorne Gardening Company in October 2014 and was previously appointed Director of Indoor Gardening at Scotts Miracle-Gro in May of 2013. From 2011 to 2013, Mr. Hagedorn served as a Marketing Manager for the North Region at Scotts Miracle-Gro. Mr. Hagedorn was initially appointed to the Board by Scotts Miracle-Gro pursuant to a provision of the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allowed Scotts Miracle-Gro, as holder of the Series B Preferred Convertible Stock, to appoint one member to the Board of Directors for so long as the convertible stock remained outstanding.   For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3. “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.  The Board believes that Mr. Hagedorn’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

David B. Kent, age 60, has been a director since April 2018.  Mr. Kent has served in various senior managerial roles and is currently Co-Founder of Darcie Kent Vineyards.  Mr. Kent served as a Brand Manager for Procter & Gamble, the world’s foremost consumer package goods company. Mr. Kent served as CEO of the Wine Group LLC from 2000 to 2012. Mr. Kent’s extensive experience in marketing, retail and brand building, among other factors, led the Board to conclude that he should serve as a director.

Cory J. Miller, age 45, has been a director since April 2019. Cory Miller joined the AeroGrow Board in 2019 and is currently the Vice President of Finance & Information Technology at The Hawthorne Gardening Company. The Hawthorne Gardening Company is a whole-owned subsidiary of the Scotts Miracle-Gro Company. Cory began his career at Scotts Miracle-Gro in 2000 and has held several roles of increasing responsibility. Previous leadership roles at Scotts include VP of Finance, Merger & Acquisition Integration; VP of Finance, Chief Internal Auditor; VP of Finance, Sales; and VP of Finance, Marketing. Prior to joining Scotts, Cory was a member of the audit practice of Ernst and Young. The Board believes that Mr. Miller’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

Patricia M. Ziegler, age 54, has been a director since April 2019. Patti Ziegler joined the AeroGrow Board in 2019 and is currently the Chief Digital and Marketing Services Officer at Scotts Miracle-Gro. Patti began her career at Scotts Miracle-Gro in 2011 and has held several roles within the marketing team with brand, advertising, and digital leadership responsibilities. Currently, Patti is responsible for driving growth with direct to consumer. Before joining the company, Patti held several leadership positions within an advertising agency holding company across a broad range of categories including Consumer Packaged Goods, Retail, Financial Services, Spirits, Healthcare, Restaurants, Utilities, and Tourism. The Board believes that Ms. Ziegler’s marketing and advertising experience, creativity and entrepreneurial approach qualifies her to serve as a director.

Former Board Members

As stated above, Albert Messina and Peter Supron, who served as Board members during Fiscal 2019 prior to their resignation in April 2019.

Albert (Bert) Messina, age 51, served as a director from November 2016 to April 2019.  Mr. Messina has served in various senior managerial roles at the Hawthorne Gardening Company, a whole-owned subsidiary of the Scotts Miracle-Gro Company, since 2014.  He previously served as Finance and Strategy Lead at Hawthorne from 2014-2018.  From 2012 to 2013, Mr. Messina served as a Senior Director of Strategy & Development for Source Interlink Media.  Prior to that, Mr. Messina served as a Managing Director for DeSilva & Phillips Investment Bank.  The Board believes that Mr. Messina’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

Peter Supron, age 51, served as a director from November 2016 to April 2019. Mr. Supron currently serves as Chief of Staff to the President and Chief Operating officer of Scotts Miracle-Gro.  In this role, Mr. Supron partners with the business units in strategy development and has played a key role in Scotts Miracle-Gro’s entry into the Internet of Things market for lawn & garden, as well as Scotts Miracle Gro’s entry into the direct-to-consumer space.  Previously, Peter led Scott Miracle-Gro’s corporate strategy & mergers & acquisitions function, its procurement team, as well has held various roles in finance.  The Board believes that Mr. Supron’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

Board Committees and Meetings

We have established two standing committees so that certain matters can be addressed in more depth than may be possible in a full Board meeting: an Audit Committee and a Governance, Compensation and Nominating Committee.  The two committees each operate under a written charter.

Audit Committee.  The current members of our Audit Committee are Messrs. Clarke (chairman), Hagedorn and Miller.  Mr. Messina, who resigned from the Board in April 2019, served as a member of the committee during Fiscal 2019. The members were elected to the committee, and the chairman was appointed by the Board.  The Board has determined that Mr. Clarke is considered an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K, due to his extensive financial background and experience (as summarized in the biographical information for Mr. Clarke disclosed above).  The Board has affirmatively determined that Mr. Clarke is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines.  Due to their positions as representatives of Scotts Miracle-Gro, the Company’s most significant stockholder, Messrs. Hagedorn and Miller and Ms. Ziegler are not independent directors.  The Audit Committee’s charter provides that the committee shall:

●	oversee the accounting and financial reporting processes and audits of the financial statements;
●

assist the Board with oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditors’ qualifications and independence, and the performance of the independent auditors; and

●	provide the Board with the results of its monitoring.

Governance, Compensation and Nominating Committee.  The current members of the Governance, Compensation and Nominating Committee are Ms. Ziegler (chairman), Messrs. Kent and Hagedorn.  Mr. Supron, who resigned from the Board in April 2019, served as chairman of the committee during Fiscal 2019. The members were elected to the committee, and the chairman was appointed, by the Board.  The Governance, Compensation and Nominating Committee’s charter provides that the committee shall:

●	recommend to the Board the corporate governance guidelines to be followed;
●	review and recommend the nomination of Board members;
●	set the compensation for the chief executive officer and other officers; and
●	administer the equity-based performance compensation plans of AeroGrow.

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

Meetings.  During Fiscal 2019 the Board held eight meetings.  A quorum of directors attended all of the meetings held by the Board during the period that each person served as a director of AeroGrow.  Also during Fiscal 2019, the Audit Committee held four meetings and the Governance, Compensation and Nominating Committee held two meetings.  Each director attended, either in person or by telephone conference, at least 75% of the Board and committee meetings held while serving as a director or committee member in Fiscal 2019.

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

Board Structure and Risk Oversight

Chris Hagedorn serves as Chairman of the Board.  Scotts Miracle-Gro is the largest investor in AeroGrow and its financial support was instrumental in allowing AeroGrow to persevere through a very difficult economic period. Messrs. Hagedorn, Messina and Supron were representatives of Scotts Miracle-Gro and they were involved in setting the strategic direction for the Company.

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

6075 Longbow Drive, Suite 200

Boulder, Colorado 80301

If the letter is from a stockholder, the letter should state that the sender is a stockholder. Under a process approved by the Board, depending on the subject matter, management will:

●	forward the letter to the director or directors to whom it is addressed; or
●	attempt to handle the matter directly (as where information about our business or our stock is requested); or
●	not forward the letter if it is primarily commercial in nature or relates to an improper or irrelevant topic.

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

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended March 31, 2019, all such filings required to be made by our Section 16 insiders were timely filed in accordance with the requirements of the Exchange Act except for the following:  (i) a report filed by Michael J. Wolfe, President and CEO, relating to a sale of common stock on August 24, 2018 and August 27, 2018 was filed late on September 14, 2018; and (ii) a report filed by John K. Thompson, Executive Vice President of Sales and Marketing, relating to a purchase of common stock on February 25, 2019 was filed two business days late on March 1, 2019.

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

Components of Total Compensation

In Fiscal 2019, the principal components of compensation for executive officers were:

●	base salary;
●	performance-based annual incentive awards (cash bonuses); and
●	benefits and other perquisites.

Each component is designed to achieve a specific purpose and to contribute to a total package that is competitive, appropriately performance-based, and valued by AeroGrow’s executives. Although we did not issue stock options in Fiscal 2019, we have utilized equity compensation in prior years and may again in the future.

Base Salaries

We provide executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility.  During its review of base salaries for executives, the Governance, Compensation and Nominating Committee primarily considers:

●	individual scope of responsibility;
●	years of experience;
●	market data, such as that obtained from a review of other similarly situated companies;
●	internal review of the executive’s compensation, both individually and relative to other officers; and
●	individual performance of the executive.

Salary levels are typically considered annually as part of our performance review process as well as upon a promotion or other change in job responsibility.

Performance-Based Annual Incentive Compensation

Though markets dictate that base salaries must be competitive, we are moving toward basing a greater proportion of our executive compensation on the achievement of measurable individual and company results through the award of annual incentive bonuses.  These bonuses are often tied to performance against AeroGrow’s sales growth and EBIT objectives.  By increasing variable pay as a percentage of total compensation, the Governance, Compensation and Nominating Committee believes that executive compensation will be more aligned with value delivered to our stockholders.  This limits fixed costs and also results in higher pay occurring only in years when merited by high performance.  Due to company-wide improvements on sales and operations, we paid an aggregate of $254,000 in discretionary cash bonuses to our Named Executive Officers in Fiscal 2019.  We accrued $20,000 in performance-based bonuses during Fiscal 2019 for payments that are to be paid to our Named Executive Officers during Fiscal 2019.

Long Term Stock-Based Compensation

This category of awards covers options granted to executives out of equity plans, and that vest over time, at different rates for different executives.  Although we did not issue stock options in Fiscal 2019, we have utilized equity compensation in prior years and may again in the future. Because these awards vest over time and become more valuable to the recipient only as our stock price increases, the Governance, Compensation and Nominating Committee believes these are a useful form of long-term incentive compensation, with the potential to directly align the interests of shareholders and management.  During Fiscal 2019, we granted options to purchase 0 shares of common stock.  For more details about outstanding stock options held by our Named Executive Officers, please refer to the table below entitled “Outstanding Equity Awards at Fiscal Year End.”

At March 31, 2019, no options to purchase shares of our common stock were unvested. These options will result in $-0- of compensation expense.

Executives and Employment Arrangements

The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us during Fiscal 2019, to our Named Executive Officers who were employed by AeroGrow as of March 31, 2019.

Employment Contracts

We have employment agreements with J. Michael Wolfe and John K. Thompson.

J. Michael Wolfe

Effective as of March 4, 2012, AeroGrow and J. Michael Wolfe entered into an employment agreement (the “Wolfe Agreement”) that provides that he will be employed as the Chief Executive Officer and must devote substantially all of his working time and efforts to our business.  The Wolfe Agreement superseded and replaced a previous agreement between the parties dated as of February 9, 2009.  The Wolfe Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Wolfe Agreement, Mr. Wolfe’s annual base salary was set at $200,000 until September 2, 2012, at which time his annual base salary increased to $226,923.  Beginning on April 1, 2013, and each April 1 thereafter, Mr. Wolfe’s annual base salary will be increased by 3%, or such higher percentage as may be determined by our Board of Directors.  During Fiscal 2019, Mr. Wolfe’s annual base salary was $281,849. In addition, Mr. Wolfe will receive an automobile allowance of $750 per month during the term of the Wolfe Agreement.  Mr. Wolfe is eligible to participate in our annual cash incentive compensation plan for senior managers, and in our 2005 Equity Compensation Plan, each as determined by the Board of Directors from time to time.  The Wolfe Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  In the event that we terminate the employment of Mr. Wolfe without cause (as determined under the Wolfe Agreement), Mr. Wolfe will be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  In the event that we breach any term of the Wolfe Agreement and such breach is not cured within thirty days of notice being given, then Mr. Wolfe can terminate his employment and be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  The Wolfe Agreement also requires Mr. Wolfe to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Wolfe Agreement and for a period of twelve months following the termination of the Wolfe Agreement.

John K. Thompson

Effective as of March 4, 2012, AeroGrow and John K. Thompson entered into an employment agreement (the “Thompson Agreement”) that provides that he will be employed as the Senior Vice President, Sales and Marketing and must devote substantially all of his working time and efforts to our business.  The Thompson Agreement superseded and replaced a previous agreement between the parties dated as of January 26, 2009.  The Thompson Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Thompson Agreement, Mr. Thompson’s annual base salary was set at $150,000 until September 2, 2012, at which time his annual base salary increased to $167,307.  Beginning on April 1, 2013, and each April 1 thereafter, Mr. Thompson’s annual base salary will be increased by 3%, or such higher percentage as may be determined by our Board of Directors.  During Fiscal 2019, Mr. Thompson’s annual base salary was $212,615. Mr. Thompson is eligible to participate in our annual cash incentive compensation plan for senior managers, and in our 2005 Equity Compensation Plan, each as determined by the Board of Directors from time to time.  The Thompson Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  In the event that we terminate the employment of Mr. Thompson without cause (as determined under the Thompson Agreement), then Mr. Thompson will be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  In the event that we breach any term of the Thompson Agreement and such breach is not cured within thirty days of notice being given, then Mr. Thompson can terminate his employment and be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  The Thompson Agreement also requires Mr. Thompson to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Thompson Agreement and for a period of twelve months following the termination of the Thompson Agreement.

Other Company officers who do not qualify as Named Executive Officers are employed on an “at will” basis, subject to varying lengths of employment agreements and severance agreements.

Summary Compensation Table

 The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2019 and Fiscal 2018:

Name and Principal Position	Fiscal Year	Salary Paid		Bonus	Stock Awards	Option Awards (1)	All Other Compensation		Total

J. Michael Wolfe, President and CEO	2019	$281,849	(1)	$163,721	$-	$-	$9,375	(2)	$454,945
	2018	$273,793	(1)	$118,590	$-	$-	$9,000	(2)	$401,383
John K. Thompson, EVP, Sales and Marketing	2019	$212,615	(1)	$88,392	$-	$-	$-		$301,548
	2018	$200,000	(1)	$65,939	$-	$-	$-		$265,939
Grey H. Gibbs, SVP of Finance and Administration	2019	$164,073	(1)	$57,920	$-	$-	$-		$221,992
	2018	$156,547	(1)	$31,459	$-	$-	$-		$188,006

(1)

Salaries are computed and disclosed on a cash basis.  The executive officers did receive a pay increase in Fiscal 2019 (as determined by the employment agreements with respect to Messrs. Wolfe and Thompson).

(2)	Beginning in March 2012, Mr. Wolfe was paid $750 per month in accordance with his employment agreement.

The following table provides information with respect to the Named Executive Officers concerning unexercised stock options held by them at March 31, 2019.  During the year ended March 31, 2019, some options granted to the Named Executive Officers were exercised.

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

Director Compensation

The following table provides information on AeroGrow’s compensation practices during the fiscal year ended March 31, 2019 for non-employee directors:

Non-Employee Director Compensation Information

Annual retainer for all non-employee directors (paid in quarterly installments)	$30,000
Stock options granted for annual service on the Board by non-employee directors (1)	-
Stock options granted for annual service on the Audit Committee (1)	-
Stock options granted for annual service on the Governance, Compensation, and Nominating Committee (1)	-
Additional stock options granted for annual service as Board Chairman (1)	-
Reimbursement for expenses attendant to Board membership	Yes

(1)

The options vest pro-rata monthly (one-twelfth per month) on the last day of each month throughout the term of service.  If a director is unable to finish his or her term of service by reason of death or disability, the director options vest immediately.

Only Messrs. Clarke, and Kent, received non-employee director compensation during the fiscal year ended March 31, 2019.  Chris J. Hagedorn, a full-time employee of The Scotts Miracle-Gro Company, was appointed to the Board and to both committees of the Board in April 2013 and was appointed as Chairman of the Board in November 2016.  Under the terms of the Scotts Miracle-Gro transaction, Mr. Hagedorn is not entitled to receive non-employee Board compensation.  Albert Messina and Peter Supron were also appointed to the Board in November 2016 and continued to serve until each retired from the Board in April 2019.  Under the terms of the Scotts Miracle-Gro transaction, Messrs. Messina and Supron were not entitled to receive non-employee Board compensation. We maintain $10 million of director and officer liability insurance and we have entered into indemnification agreements with each director

Summary of Board and Committee Composition

Current Directors	Board	Audit	Governance, Compensation, and Nominating

Chris J. Hagedorn, Chairman (1)	X	X	X
H. MacGregor Clarke (2)	X	X
David B. Kent (2)	X		X
Cory J. Miller (3)	X	X
Patricia M. Ziegler (3)	X		X
Albert Messina (4)	X	X
Peter Supron (4)	X		X

(1)

Chris J. Hagedorn was appointed to the Board and to both committees of the Board in April 2013 and was appointed as Chairman of the Board in November 2016, concurrently with Scotts Miracle-Gro’s exercise of the warrant to purchase 80% of the Company’s outstanding common stock.

(2)	Messrs. Clarke and Kent were appointed to the Board on April 1, 2018.
(3)	Mr. Miller and Ms. Ziegler were appointed to the Board on April 1, 2019.
(4)	Messrs. Messina and Supron were appointed to the Board in November 2016, upon exercise of the warrant held by Scotts Miracle-Gro, and served until their respective resignations in April 2019.

Director Compensation Table during Fiscal 2019

The following table sets forth information regarding all forms of compensation received by members of our Board of Directors during Fiscal 2019:

Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Warrant Awards	All Other Compensation	Total
H. MacGregor Clarke, Director	$30,000	$-	$-	$-	$-	$30,000
David B. Kent, Director	$30,000	$-	$-	$-	$-	$30,000
Chris J. Hagedorn, Chairman (2)	$-	$-	$-	$-	$-	$-
Albert Messina, Director (2)	$-	$-	$-	$-	$-	$-
Peter Supron, Director (2)	$-	$-	$-	$-	$-	$-

(1) Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.
(2) As an employee of The Scotts Miracle-Gro Company, Messrs. Hagedorn, Messina and Supron did not receive compensation for his service on the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of June 17, 2019 regarding our common stock owned of record or known by the Company to be owned beneficially by: (i) each director, (ii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), (iii) all those known by the Company to beneficially own more than 5% of the Company’s common stock, and (iv) all directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security under SEC Rule 13d-3 if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  For purposes of calculating percent of class ownership, the table below assumes a total of 34,328,036 shares of common stock outstanding.  However, shares of our common stock subject to convertible preferred stock, warrants and stock options that are convertible or exercisable within 60 days of June 17, 2019 are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible preferred stock, warrants and stock options, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Number of Common Shares Acquirable Within 60 Days (2)	Percent Beneficial Ownership

5% Stockholders

SMG Growing Media, Inc. (4), (6)	27,639,294	-	80.52%

Directors and Named Executive Officers

H. MacGregor Clarke (3)	-	-	*
Chris J. Hagedorn (3) (5)	-	-	*
David B. Kent (3)	-	-	*
Albert Messina (3)	-	-	*
Peter Supron (3)	-	-	*
J. Michael Wolfe (3)	139,790	-	*
Grey H. Gibbs (3)	7,500	-	*
John K. Thompson (3)	18,166	-	*

All AeroGrow Named Executive Officers and Directors as a Group (8 Persons)	165,457		*

*	Represents less than 1% of our outstanding common stock as of June 15, 2019.
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
(4)

Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13D filed with the SEC on August 30, 2018. SMG Growing Media, Inc. is a wholly-owned subsidiary of The Scotts Miracle-Gro.  The address of SMG Growing Media, Inc. and The Scotts Miracle-Gro is 14111 Scottslawn Road, Marysville, Ohio 43041.  The shares beneficially owned by SMG Growing Media, Inc. include shares of common stock that were issued on November 29, 2016 upon Scotts Miracle-Gro’s exercise of the Warrant and conversion of all outstanding Series B Convertible Preferred Stock. For further information refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

(5)

Mr. Hagedorn was elected to the Board by representative of SMG Growing Media, Inc.  Mr. Hagedorn does not hold voting or investment power over the shares owned by SMG Growing Media, Inc. and therefore disclaims beneficial ownership over such shares.

(6)	The number referenced as acquirable within 60 days assumes the issuance of shares in accordance with the Scotts Miracle-Gro agreements discussed above.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of March 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans	104,631	$4.90	12,438,091
Equity compensation plans not approved by security holders	-	$-	-
Total	104,631	$4.90	12,438,091

At March 31, 2019 the Company has no unvested options, and no future compensation expense.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Parties

Since April 1, 2018, the beginning of Fiscal 2019, our Board of Directors reviewed and did not object to any of the related party transactions reported in this Annual Report on Form 10-K. Our Board recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore follows the procedures as described below to address such risks.

Our Board of Directors is required to review all related party transactions. AeroGrow is prohibited from entering or continuing a material related party transaction that has not been reviewed and approved or ratified by the Board. Additionally, in transactions where an executive officer is considered to be a related party of any provider of our goods or services, the Board of Directors must approve the transaction. In reviewing a related party transaction, the Board of Directors considers all of the relevant factors surrounding the transaction including:

●	whether there is a valid business reason for us to enter into the related party transaction consistent with the best interests of AeroGrow and its stockholders;
●	whether the transaction is negotiated on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally;
●

whether the Board of Directors determines that it has been duly apprised of all significant conflicts that may exist or may otherwise arise on account of the transaction, and it believes, nonetheless, that we are warranted in entering into the related party transaction and have developed an appropriate plan to manage the potential conflicts of interest;

●	whether the rates or charges involved in the transaction are determined by competitive bids, or the transaction involves rates or charges fixed in conformity with law or governmental authority; and/or
●

whether the interest of the related party or that of a member of the immediate family of the related party arises solely from the ownership of our class of equity securities and all holders of our equity securities received the same benefit on a pro-rata basis.

During the fiscal year ended March 31, 2019, and in prior years, we relied upon a variety of debt funding sources to meet our liquidity requirements, including transactions that: (i) involved members of our Board, management team and certain stockholders that beneficially own more than five percent of our outstanding voting securities and (ii) are required to be disclosed pursuant to Item 404 of Regulation S-K.  In each case, these related parties received the same terms and conditions as other third-party investors.  These transactions are disclosed above under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation– Liquidity and Capital Resources” and in Note 2, “Notes Payable and Long Term Debt,” Note 6 “Related Party Transactions,” and Note 8 “Stockholders’ Equity,” to our financial statements.

Board Independence

Our common stock trades on the OTCQB market tier and we are considered to be a “smaller reporting company” under applicable SEC rules.  As such, we are not currently subject to corporate governance standards of other listed companies, which require, among other things, that the majority of the Board of Directors be independent.  Because we are not currently subject to corporate governance standards defining the independence of our directors, we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that Mr. Clarke and Mr. Kent are the only independent members of our Board of Directors during Fiscal 2019.  Mr. Clarke served as the Chairman of the Audit Committee during Fiscal 2019.

Chris J. Hagedorn was initially appointed to the Board by Scotts Miracle-Gro pursuant to a condition to the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allows Scotts Miracle-Gro, as holder of the Series B Preferred Stock, to appoint one member to the Board of Directors.  Additionally, Albert Messina and Peter Supron were appointed to the Board on November 29, 2016 by Scotts Miracle-Gro pursuant to Scotts Miracle-Gro’s exercise of the Warrant.  Upon exercise of the Warrant, Scotts Miracle-Gro was entitled to appoint three of the five members of the Board (currently, Messrs. Hagedorn and Miller and Ms. Ziegler).  For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of the Independent Registered Public Accountants

Aggregate fees billed by Plante & Moran, PLLC (“Plante Moran”) (formally EKS&H LLLP) for the fiscal years ended March 31, 2019 and 2018 are as follows:

	For the Fiscal Years Ended March 31,
	2019	2018
(in thousands)
Plante Moran
Audit Fees	131	110
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Plante Moran	131	110

Grand Total	$131	$110

As reported in a Current Report on Form 8-K filed with the SEC on October 4, 2018, EKS&H LLLP, the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2018, combined with Plante Moran effective as of October 1, 2018. The aggregate fees reflected in the table above show the combined payments to EKS&H and Plante Moran.

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

Tax fees:  This category consists of professional services rendered primarily in connection with our tax planning and compliance activities, including the preparation of tax returns. Although we did incur $28,000 and $26,000 in tax fees during Fiscal 2019 and 2018, respectively, we did not engage Plante Moran for any tax services.

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

The Audit Committee’s policy is to pre-approve all audit and non-audit services, other than de minimis non-audit services, provided by the independent registered public accounting firm.  In this regard, all fees incurred in Fiscal 2018 and Fiscal 2019, as disclosed above under the caption “Fees of the Independent Registered Public Accountants,” were pre-approved by the Audit Committee.  These services may include, among others, audit services, audit-related services, tax services, and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular services or categories of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

AEROGROW INTERNATIONAL, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of AeroGrow International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AeroGrow International, Inc. (the “Company”) as of March 31, 2019, the related statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Plante Moran PLLC

We have served as the Company’s auditors since 2011.

Denver, Colorado

June 24, 2019

Report of Independent Public Accounting Firm

To the Audit Committee, Board of Directors, and Stockholders

AeroGrow International, Inc.

Boulder, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheet of AeroGrow International, Inc. (the “Company”) as of March 31, 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows, for the year ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINIONS

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

EKS&H LLLP

June 24, 2018

Boulder, Colorado

AEROGROW INTERNATIONAL, INC.

BALANCE SHEETS

	March 31,	March 31,
	2019	2018
(in thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,741	$7,482
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $89 and $39 at March 31, 2019 and 2018, respectively	5,102	4,296
Other receivables	207	281
Inventory, net	8,440	5,047
Prepaid expenses and other	490	493
Total current assets	15,995	17,614
Property and equipment and intangible assets, net of accumulated depreciation of $4,828 and $4,386 at March 31, 2019 and 2018, respectively	1,006	514
Deposits	39	39
Total assets	$17,040	$18,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,610	$2,748
Accrued expenses	1,437	2,231
Customer deposits	181	163
Debt associated with sale of intellectual property-current portion	25	32
Total current liabilities	4,253	5,174
Long term liabilities
Debt associated with sale of intellectual property	23	48
Capital lease liability	72	12
Other liability	240	190
Total liabilities	4,588	5,424
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 issued and outstanding at March 31, 2019 and 2018, respectively	-	-
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 shares issued and outstanding at March 31, 2019 and 2018	34	34
Additional paid-in capital	140,817	140,817
Accumulated deficit	(128,399)	(128,108)
Total stockholders’ equity	12,452	12,743
Total liabilities and stockholders’ equity	$17,040	$18,167

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Years ended March 31,
	2019	2018
(in thousands, except per share data)
Net revenue	$34,366	$32,298
Cost of revenue	22,395	21,598
Gross profit	11,971	10,700

Operating expenses
Research and development	590	558
Sales and marketing	8,462	8,071
General and administrative	2,913	2,519
Total operating expenses	11,965	11,148

Income (loss) from operations	6	(448)

Other income (expense), net
Interest expense – related party	(301)	(21)
Other income (expense), net	4	27
Total other income (expense), net	(297)	6

Net loss	$(291)	$(442)
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	-	534
Net income (loss) attributable to common shareholders	$(291)	$92

Net loss per common share, basic and diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding, basic	34,328	34,044

Weighted average number of common shares outstanding, diluted	34,328	34,125

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock dividend to be distributed	Accumulated (Deficit)	Total Stockholders Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2017	-	$-	33,477,287	$33	$138,757	$2,595	$(129,486)	$11,899
Common stock dividend distribution issued in connection with Scotts Miracle-Gro agreements	-	-	850,749	1	2,060	(2,061)	1,286	1,286
Change in fair value of stock to be distributed for Scotts Miracle-Gro transactions	-	-	-	-	-	(534)	534	-
Net (loss)	-	-	-	-	-	-	(442)	(442)
Balances, March 31, 2018	-	$-	34,328,036	$34	$140,817	$-	$(128,108)	$12,743
Net (loss)	-	-	-	-	-	-	(291)	(291)
Balances, March 31, 2019	-	$-	34,328,036	$34	$140,817	$-	$(128,399)	$12,452

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2019	2018
(in thousands)
Cash flows from operating activities:
Net (loss)	$(291)	$(442)
Adjustments to reconcile net (loss) to cash and cash equivalents used by operations:
Depreciation and amortization expense	443	346
Bad debt expense	49	69
Inventory allowance	60	(296)
Accretion of debt associated with sale of intellectual property	(32)	(37)
Loss on write-off of assets	-	19
Change in operating assets and liabilities:
(Increase) in accounts receivable	(855)	(1,881)
Decrease (increase) in other receivable	74	(23)
(Increase) in inventory	(3,453)	(1,830)
Decrease in prepaid expenses and other	3	18
Decrease in deposits	-	67
Increase (decrease) in accounts payable	(138)	2,181
Increase (decrease) in accrued expenses and other liability	(744)	901
Increase in customer deposits	18	57
Net cash and cash equivalents (used) by operating activities	(4,866)	(851)
Cash flows from investing activities:
Purchases of equipment	(854)	(464)
Net cash and cash equivalents (used) by investing activities	(854)	(464)
Cash flows from financing activities:
Proceeds from notes payable – related party	6,000	1,000
Repayments of notes payable – related party	(6,000)	(1,000)
Repayments of capital lease	(21)	(7)
Net cash (used) by financing activities	(21)	(7)
Net (decrease) in cash and cash equivalents and restricted cash	(5,741)	(1,322)
Cash and cash equivalents and restricted cash, beginning of period	7,497	8,819
Cash and cash equivalents and restricted cash, end of period	$1,756	$7,497

(continued on next page)

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2019	2018
Interest paid in cash	$301	$20
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through capital lease	$81	$-
Change in fair value of SMG intellectual property royalty, branding license and interest on notes payable-related party	$-	$485
Change in fair value of stock dividends accrued on convertible preferred stock	$-	$49
Decrease in liability due to issuance of stock to SMG for intellectual property and branding license	$-	$1,286

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Organization and Description of the Business

AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our “) was incorporated in the State of Nevada on March 25, 2002.  The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.   The Company manufactures, distributes and markets eight different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution (brick and mortar and online), catalogue and direct-to-consumer sales in the United States and Canada.

Liquidity and Basis of Presentation

As shown in the accompanying financial statements, we have incurred net losses of $291,000 and $442,000 for the years ended March 31, 2019 and 2018, respectively, and have an accumulated deficit of $128.4 million as of March 31, 2019.  As more fully discussed in the Liquidity and Capital Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has developed sources of funding that management believes are sufficient to support the Company’s operating plan for one year from the date these financials were filed.  The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of customer and consumer demand, the effect of cost reduction programs, and the state of the general economic environment in which the Company operates.  There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.

We may need to seek additional debt or equity capital during the fiscal year ending March 31, 2020 to address the seasonal nature of our working capital needs, and to enable us to increase the scale of our business.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations and financing from Scotts Miracle-Gro.  There can be no assurance we will be able to raise this additional capital.  As part of our efforts to seek additional funding of our operations, in April 2013, we entered into a strategic alliance with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro Company, a worldwide marketer of branded consumer lawn and garden products (“Scotts Miracle-Gro”).  As part of the strategic alliance, in April 2013 Scotts Miracle-Gro (i) acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock and a warrant to purchase shares of the Company’s common stock for an aggregate purchase price of $4.0 million; and (ii) purchased all of the Company’s intellectual property associated with hydroponic products, other than the AeroGrow and AeroGarden trademarks, for $500,000.  In November 2016, Scotts Miracle-Gro exercised the warrant and converted its Series B Convertible Preferred Stock into shares of common stock, thereby bringing Scotts Miracle-Gro’s ownership of our common stock to approximately 80%. In every year since Fiscal Year 2014, Scotts Miracle-Gro has provided term loan funding to enable us to meet prospective cash flow requirements to fund inventory demands in advance of our peak selling season.  For Fiscal Year 2019, we entered into a $6.0 million Term Loan with Scotts Miracle-Gro on July 6, 2018.  As of March 31, 2019, the outstanding balance of the Term Loan and accrued interest was repaid in full.  For further information on the debt arrangement with Scotts Miracle-Gro, please see Note 2 “Notes Payable and Long Term Debt” and the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.  Additionally, refer to Note 10 “Subsequent Events” as Scotts Miracle-Gro has agreed to term loan funding in advance of our current inventory demand season and a term loan for lease liability obligations.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  It is reasonably possible that a change in the Company’s estimates will occur in the near term and such change could be material as information becomes available.  Our significant estimates include the warranty and return reserves, going concern, inventory obsolescence reserves and allowances for sales and cooperative advertising.

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average shares of common stock outstanding for the period.  Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of common stock equivalents (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented.  Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS include the following: (i) employee stock options to purchase 94,000 shares of common stock for the period ended March 31, 2019; and (ii) employee stock options to purchase 93,000 shares for the period ended March 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2019 and 2018.

Restricted Cash

The Company has secured activity related to its corporate credit card purchase account with a restricted money market account.   The balance in this account as of March 31, 2019 and 2018 was $15,000.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amounts on deposit with two financial institutions exceeded the $250,000 federally insured limit as of March 31, 2019.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:

For the year ended March 31, 2019, the Company had one customer, Amazon.com, who represented 40.5%, of the Company’s net revenue.  For the year ended March 31, 2018, the Company had one customer, Amazon.com, who represented 30.2%, of the Company’s net revenue.

As of March 31, 2019, the Company had two customers, Amazon.com and Target, which represented 44.3% and 12.0%, respectively of outstanding accounts receivable.  As of March 31, 2018, the Company had two customers, Canadian Tire Corporation and Amazon.com, which represented 27.3% and 22.3%, respectively, of outstanding accounts receivable.  Management believes that all receivables from these customers are collectible.

Suppliers:

For the year ended March 31, 2019, the Company purchased inventories and other inventory related items from one supplier totaling $17.1 million representing 76.5% of cost of revenue.  For the year ended March 31, 2018, the Company purchased inventories and other inventory related items from one supplier totaling $14.7 million representing 68.0% of cost of revenue.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, shipping, labor and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to the fair value of its financial assets and liabilities.  This guidance requires disclosure of fair value information about certain financial instruments for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet at fair value. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

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

The carrying value of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2019 and 2018 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined by Level 3 inputs.  As discussed below in Notes 2 and 3, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of March 31, 2019 and 2018, the fair value of the Company’s sale of intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.   The table below summarizes the fair value and carry value of each Level 3 category liability:

	March 31, 2019		March 31, 2018
	Fair Value	Carry Value	Fair Value	Carry Value
(in thousands)
Liabilities
Sale of intellectual property liability	$41	$48	$65	$80
Total	$41	$48	$65	$80

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the periods ended March 31, 2019 and March 31, 2018.

(in thousands)
Sale of intellectual property liability
Balance, March 31, 2017	$90
Amortization of intellectual property	(25)
Balance, March 31, 2018	$65
Amortization of intellectual property	(24)
Balance, March 31, 2019	$41

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets.   Computer equipment and computer software are depreciated over three years.  Office equipment and manufacturing equipment are depreciated over five years. Tooling is depreciated over three years. Leasehold improvements are being amortized over the life of the lease.

Property and equipment consist of the following:

	March 31,	March 31,
	2019	2018
(in thousands)
Manufacturing equipment and tooling	$4,419	$3,797
Computer equipment and software	857	626
Leasehold improvements	116	116
Other equipment and intangible assets	442	360
	5,834	4,899
Less: accumulated depreciation and amortization	(4,828)	(4,385)
Property and equipment, net	$1,006	$514

Depreciation and amortization expense for the years ended March 31, 2019 and 2018, was $443,000, and $346,000, respectively.

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

	March 31,	March 31,
	2019	2018
(in thousands)
Finished goods	$7,071	$4,117
Raw materials	1,369	930
	$8,440	$5,047

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2019 and 2018, the Company had reserved $126,000 and $66,000, respectively, for inventory obsolescence.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and direct-to-consumer. Direct-to-consumer transactions are primarily paid by credit card. Retailer sales terms vary by customer, but are generally net 30 days to net 60 days. Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable.  The Company’s allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $89,000 and $39,000 at March 31, 2019 and 2018, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Vanity, the Company’s credit card processor.  This reserve is equal to 5% of the credit card sales processed during the previous six months. As of March 31, 2019 and March 31, 2018, the balance in this reserve account was $207,000 and $281,000, respectively.

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

Advertising expenses for the years ended March 31, 2019 and March 31, 2018, were as follows:

	Fiscal Year Ended March 31,
	2019	2018
(in thousands)
Direct-to-consumer	$674	$579
Retail	3,093	3,412
Other	317	759
Total advertising expense	$4,084	$4,750

As of March 31, 2019 and March 31, 2018, the Company had deferred $3,000 and $14,000, respectively, related to such media and advertising costs, which include the catalogue cost described above and commercial production costs.  These costs are included in the prepaid expenses and other line of the balance sheet.

Research and Development

Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-55 Shared-Based Payment.  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued.  For the years ended March 31, 2019, and 2018, equity compensation in the form of stock options and grants of restricted stock that vested totaled $0.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude that it is “more likely than not” that the value of such asset will be realized.  As of March 31, 2019 and 2018, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

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

The following table summarizes the effect of adopting ASC 606 on the Company’s unaudited consolidated balance sheets as of March 31, 2019 (in thousands):

	As reported	Adjustments	Balance without adoption of ASC 606
Assets
Accounts receivable, net	$5,102	$(1,195)	$6,297
Liabilities
Accrued expenses	$1,437	$(1,195)	$2,632

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

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of March 31, 2019 and March 31, 2018, the Company reduced accounts receivable $1.2 million and accrued expenses $430,000, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” line of the balance sheets, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Based upon the foregoing, the Company has recorded as of March 31, 2019 and 2018 a provision for potential future warranty costs of $166,000 and $111,000, respectively.  These reserves are recorded in the accrued expenses line of the balance sheets.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retail customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers.  As of March 31, 2019 and 2018, the Company has recorded a reserve for customer returns of $313,000 and $293,000, respectively.  These expenses are included in the accrued expenses line of the balance sheets.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees are required to use a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized and recorded as a current and/or long-term liability in the Company’s financial statements. Our preparation for the adoption of ASU 2016-02 is substantially complete. We have compiled an inventory of our lease arrangements in order to determine the impact the new guidance will have on our financial statements and disclosures. We have elected certain practical expedients available under the guidance, including a package of practical expedients which allows us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. Based on our assessment to date, we expect that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and corresponding lease liabilities to be immaterial to our Balance Sheet as of April 1, 2019. We do not expect the new standard to have a material impact on our Statement of Consolidated Income or Statement of Consolidated Cash Flows.

Note 2 – Notes Payable and Long Term Debt

We relied upon a variety of debt funding sources to meet our liquidity requirements during the fiscal years ended March 31, 2019 and 2018, as summarized below:

	March 31,	March 31,
	2019 (in thousands)	2018 (in thousands)
Sale of intellectual property liability (see Note 3)	$48	$80
Total debt	48	80
Less current portion	48	80
Long term debt	$-	$-

Scotts Miracle-Gro Term Loan Agreement

On July 6, 2018, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, the Company may pay down and reborrow during the Term Loan, not to exceed $6.0 million with a due date of March 29, 2019.  The Company repaid the principal and interest in full on March 29, 2019.  As a result the Company’s note payable balance was $0 on March 31, 2019.  The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum and was paid, in cash, quarterly in arrears at the end of each September, December and March. The funds provided under the Term Loan are used for general working capital and to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.   The Company borrowed $6.0 million under the Term Loan during fiscal 2019.  The Term Loan permits prepayments without penalty or premium and as of March 31, 2019 the Company repaid the outstanding balance of the Term Loan and accrued interest in full.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company and Scotts Miracle-Gro agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of March 31, 2019 and 2018, the Company recorded a liability of $48,000 and $80,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.

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

In conjunction with the Private Offering described above, the Company and Scotts Miracle-Gro also agreed to the following:

Intellectual Property Sale.  The Company also agreed to sell to Scotts Miracle-Gro all intellectual property associated with the Company’s hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of the revenue, and the Company has significant involvement in the generation of the revenue, the excess paid over net book value is classified as a liability and is being amortized under the effective interest method.  As of March 31, 2019 and 2018, $48,000 and $80,000 was recorded as a liability on the balance sheets.

Technology Licensing Agreement.  The Company was granted an exclusive license (the “Technology License”) to use the Hydroponic IP in North America and certain European countries (collectively, the “Company Markets”) in return for a royalty of 2% of annual net sales (the “Royalty”), as determined at the end of each fiscal year.  As of March 31, 2019 and 2018, the Company has accrued as a liability $680,000 and $648,000, respectively, for the Technology Licensing Agreement.  The accrual is calculated as 2% of the annual net sales and recorded as a liability.  The initial term of the Technology License is five years, and the Company may renew the Technology License for an additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the Technology Licensing Agreement at the time of renewal.  The Technology License may not be assigned.

Brand License.  The Company and Scotts Miracle-Gro also entered a brand license whereby the Company may use certain of Scotts Miracle-Gro’s trade name, trademark and/or service mark to rebrand the AeroGarden and, with the written consent of Scotts Miracle-Gro, other products in the Company Markets in exchange for the Company’s payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in annual net sales. The initial term of the brand license will be five years, and the Company may renew the license for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the brand license at the time of renewal.  The brand license may not be assigned.  The brand license may only be terminated by Scotts Miracle-Gro in the event of an uncured default, under the terms of the brand license.  The Brand License Agreement was filed with the SEC on February 17, 2015 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.  Effective April 1, 2018, the Company and Scotts Miracle-Gro entered into a revised brand license agreement. The accrued liability for the Brand License Agreement which is calculated at an amount equal to 5% of all seed pod kit and seed pod kit related sales and is recorded as a liability and amounts to $422,000 and $1.3 million as of March 31, 2019 and March 31, 2018, respectively.

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

Note 4 – Equity Compensation Plans and Employee Benefit Plans

In August 2005, the Company’s Board of Directors approved the 2005 Equity Compensation Plan (the “2005 Plan”) pursuant to which both qualified and nonqualified stock options as well as restricted shares of common stock are reserved for issuance to eligible employees, consultants and directors of the Company.  A total of 13,505,000 shares of our common stock may be granted under the 2005 Plan.  The 2005 Equity Compensation plan has expired and we currently do not anticipate a shareholder meeting to approve a new plan. The 2005 Plan was administered by the Company’s Governance, Compensation and Nominating Committee.

For the years ended March 31, 2019 and 2018, the Company did not grant any options to purchase the Company’s common stock under the 2005 Equity Compensation Plan.  As of March 31, 2019, the Company had a total of 105,000 options outstanding with exercise prices ranging from $1.55 to $5.31 per share.

No compensation expense for stock options was recognized for the years ended March 31, 2019 and 2018.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
	Options			Weighted-
	(in thousands)	Low	High	Average
Balances at April 1, 2017	175	$1.10	$5.31	$3.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balances at March 31, 2018	175	$1.10	$5.31	$3.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	70	2.20	2.20	-
Balances at March 31, 2019	105	$1.55	$5.31	$4.90

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2019 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
		Weighted-
		average	Weighted-	Aggregate
		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.55	11	1.38	$1.55
$5.31	94	0.35	$5.31
	105	0.46	$4.90	$0

 The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented which was March 29, 2019.

At March 31, 2019, there are no unvested outstanding options to purchase shares of the Company’s common stock and that will result in no additional compensation expense.

We sponsor a defined contribution 401(k) plan adopted in fiscal year 2017, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match a percentage of contributions, up to a stated limit, with all matching contributions being fully vested immediately. Our matching contributions under the 401(k) plan were $41,000 and $33,000 for the fiscal years ended March 31, 2019 and 2018, respectively.

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

Income/(loss) before provision for income taxes consisted of the following:
(in thousands)
	For the Years Ended March 31,
	2019	2018
United States	$(291)	$337
Foreign	-	-
Income(loss) before tax provision	$(291)	$337

Income tax provision consisted of the following:
(in thousands)
	For the Years Ended March 31,
	2019	2018
Current:
Federal	$-	$-
Foreign	-	-
State	1	1
	1	1
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income tax provision	$1	$1

Reconciliation of effective tax rate:
	For the Years Ended March 31,
	2019	2018
Federal taxes at statutory rate	21.00%	30.75%
State taxes, net of federal benefit	5.34%	-11.09%
FMV excess of conversion price	0.00%	-74.75%
Fair Value of Dividend-Paid by Stock	0.00%	-48.71%
Other Permanent items	-2.63%	1.87%
Change in effective tax rate	0.00%	353.71%
Other Adjustments	17.73%	-12.96%
Valuation allowance	-33.27%	-6,366.72%
Federal NOL Carryforward Reduction	0.00%	5,110.07%
State NOL Carryforward Reduction	0.00%	655.18%
Stock-based compensation	-8.45%	362.89%
Effective income tax rate	-0.28%	0.24%

(in thousands)
	As of March 31,
	2019	2018
Non-Current Deferred Tax Assets and Liabilities:
Net Operating Loss	$3,441	$2,697
R & D credit carryforwards	597	597
Intangibles and fixed assets	40	64
Accrued compensation	121	226
Allowance for bad debt	22	10
Reserve for customer returns	78	73
Warranty reserve	42	27
Reserve for obsolete inventory	32	71
Stock-compensation	44	72
Royalty Payments made with Stock	-	462
Other	15	29
Prepaid expenses	(77)	(70)
Valuation allowance	(4,355)	(4,258)

Non-Current Deferred Tax Assets and Liabilities, Net	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased (decreased) by $97,000 during 2019 and $(21.5) million during 2018.

Net operating losses and tax credit carryforwards as of the Financial Statement Date are as follows:
(in thousands)
	Amount	Expiration Years
Net operating losses, federal (Post September 30, 2018)	$2,758	Do not Expire
Net operating losses, federal (Pre September 30, 2018)	13,089	2030-2036
Tax credits, federal	597	2022-2037

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements.  As of March 31, 2019, the Company has not recorded a liability for uncertain tax positions.  Included in net deferred tax assets is $597,000 of federal research credits that may offset future taxable income through 2022.  While the Company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the Company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements pursuant to ASC 740.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended March 31, 2014 through the current period.

Note 6 – Related Party Transactions

See Note 2 “Notes Payable and Long Term Debt,” and Note 8 “Stockholders’ Equity” to our financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders.

On July 6, 2018, the Company entered into a Term Loan Agreement in the principal amount of up to $6.0 million with Scotts Miracle-Gro.  Interest was charged at the stated rate of 10% per annum, but the principal and accrued interest on the Term Loan were repaid in full as of March 31, 2019.  As disclosed above in Note 2 under the caption “Scotts Miracle-Gro Term Loan,” the principal and interest balance of the Term Loan at March 31, 2019, was $0 and was paid in full during March 2019.  During the year ended March 31, 2019 and 2018, the Company sold product to Scotts Miracle-Gro for approximately $5,000 and $877,000, respectively.  Additionally, for the year ended March 31, 2019, we paid Scotts Miracle-Gro $176,000 for charges incurred related to insurance for directors and officers, use of equipment purchased by Scotts Miracle-Gro and consulting expertise from select employees. For the year ended March 31, 2018, we paid Scotts Miracle-Gro $61,000 for charges incurred from a warehouse fully owned by Scotts Miracle-Gro to fulfill and order with one of our customers. Refer to Note 10 “Subsequent Events” for additional Loan Agreements with Scotts Miracle-Gro.

Note 7 – Commitments and Contingencies

We lease an office space in Boulder, Colorado. We lease 11,182 square feet with a current monthly rent of $12,000. We also pay our proportionate share of building taxes, insurance and operating expenses. The lease term was expires September 30, 2019 and we do not expect to renew the lease.  The agreement contains other standard office lease provisions.

Effective June 1, 2019, we entered into a lease agreement to lease office space in Boulder, Colorado at a new location commencing on October 1, 2019. We will lease 14,630 square feet with a current monthly rent of $21,000. We also pay our proportionate share of building taxes, insurance and operating expenses. The lease term was expires to September 30, 2026.  The agreement contains other standard office lease provisions.

In May 2011, the Company reached an agreement with Wildernest Logistics Solutions to provide warehousing, distribution and fulfillment operations, and seed pod kit manufacturing. The agreement calls for a monthly $10,000 facility charge.  The Company has extended its agreement with Wildernest Logistics Solutions effective April 17, 2014 for a two-year term with automatic one-year renewals.

Future cash payments under such agreements for the remaining years are as follows:

Year Ending	Rent
(in thousands)
March 31, 2020	$201
March 31, 2021	257
March 31, 2022	266
March 31, 2023	275
March 31, 2024	285
Thereafter	755
$2,039

Rent expense for the years ended March 31, 2019 and 2018, was $331,000 and $311,000, respectively.

During Fiscal 2019, we were the target of a sophisticated external cyber-attack. The attackers gained unauthorized access to certain of our information technology systems. We have continued to implement security enhancements since this incident and are supporting federal law enforcement efforts to identify the responsible parties. Upon discovery of the cyber-attack, we took immediate action to remediate the security vulnerability and identify solutions based on the evolving landscape. We have incurred expenses subsequent to the cyber-attack to investigate and remediate this matter and expect to continue to incur expenses of this nature in the foreseeable future. We will recognize these expenses in the periods in which they are incurred and there are no material liabilities that exist as of March 31, 2019 related to this cyber-attack.

Note 8 – Stockholders’ Equity

Common Stock and Common Stock Warrants

As of March 31, 2019, the Company had 34,328,036 common shares issued and outstanding out of the 750,000,000 shares (par value $0.001 per share) that have been authorized by the Company’s shareholders.

A summary of the Company’s common stock warrant activity for the period from April 1, 2017 through March 31, 2019 is presented below:

	Warrants Outstanding (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, April 1, 2017	396	$6.97	$2
Granted	-	-
Exercised	-	-
Expired	(394)	7.00
Outstanding, March 31, 2018	2	$2.10	$1
Granted	-	-
Exercised	-	-
Expired	(2)	2.10
Outstanding, March 31, 2019	-	$-	$-

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

	Fiscal Year Ended March 31, 2019
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$8,091	$26,275	$-	$34,366
Cost of revenue	5,737	16,658	-	22,395
Gross profit	2,354	9,617	-	11,971
Gross profit percentage	29.1%	36.6%	-	34.8%
Sales and marketing (1)	332	4,026	1,343	5,701
Segment profit	2,022	5,591	(1,343)	6,270
Segment profit percentage	25.0%	21.3%	-	18.2%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products, general brand marketing and other as discussed in the sales and marketing section.

	Fiscal Year Ended March 31, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$8,172	$24,126	$-	$32,298
Cost of revenue	5,672	15,926	-	21,598
Gross profit	2,500	8,200	-	10,700
Gross profit percentage	30.6%	33.9%	-	33.1%
Sales and marketing (1)	129	3,670	1,590	5,389
Segment profit	2,371	4,530	(1,590)	5,311
Segment profit percentage	29.0%	18.8%	-	16.4%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products, general brand marketing and other as discussed in the sales and marketing section.

Note 10 – Subsequent Events

On April 15, 2019 our Board of Directors accepted the resignation of Board Members Peter D. Supron and Albert J. Messina. On that same date, the Board of Directors appointed Patricia M. Ziegler and Cory J. Miller, to fill the vacancies.

In May 2019, the Company entered into a lease agreement to move its office space to another location in Boulder, Colorado commencing on October 1, 2019. We will lease 14,630 square feet with a current monthly rent of $21,000. We will also pay our proportionate share of building taxes, insurance and operating expenses. The lease term expires September 30, 2026.  The agreement contains other standard office lease provisions. The lease requires a $700,000 initial security deposit which $100,000 will be returned at the beginning of each lease year starting October 2020. Additionally, the Landlord has allowed approximately $585,000 in tenant improvements which the tenant will fund until completed and tenant moves into the premises, at such time and with proper documents, the landlord with repay the tenant allowance.

On June 20, 2019, the Company entered into a Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The funding will provide capital to fund real estate related lease obligations. The proceeds will be made available as needed in increments of $100,000 not to exceed $1.5 million with a due date of March 31, 2022. Interest will be charged at the stated rate of 10% and will be paid quarterly in arrears on each of April 30, July 31, October 31 and January 31.

On June 20, 2019, the Company entered into a Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro.  The funding will provide general working capital to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels. The proceeds will be made available as needed in increments of $500,000 not to exceed $10.0 million with a due date of March 31, 2020. Interest will be charged at the stated rate of 10% and will be paid quarterly in arrears on each of June 28, 2019, September 27, 2019, December 31, 2019 and March 31, 2020.

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

10.34	Term Loan and Security Agreement by and among The Scotts Company LLC and AeroGrow dated as of July 6, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 12, 2018)

10.35	Fourth Amendment to Technology License Agreement dated by and among OMS Investments, Inc. and AeroGrow dated as of July 7, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 12, 2018)

10.36*	Lease Agreement between Spinebarrel, LLC and AeroGrow, dated as of June 1, 2019

10.37*	Term Loan and Security Agreement by and among The Scotts Company LLC and AeroGrow dated as of June 20, 2019.

16.1	Letter from EKS&H LLLP to the Securities and Exchange Commission dated October 4, 2018 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed October 4, 2018)

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROGROW INTERNATIONAL, INC., A NEVADA CORPORATION

Date: JUNE 24, 2019	By:	/s/ J. Michael Wolfe
J. Michael Wolfe
Title
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint either of J. Michael Wolfe or Grey H. Gibbs, with full power of substitution and full power, to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of June 2019.

Signature	Title	Date

/s/ J. MICHAEL WOLFE	President and Chief Executive Officer	JUNE 24, 2019
J. Michael Wolfe	(Principal Executive Officer)

/s/ GREY H. GIBBS	Senior Vice- President – Finance and Administration	JUNE 24, 2019
Grey H. Gibbs	(Principal Financial and Accounting Officer)

/s/ CHRIS J. HAGEDORN	Chairman of the Board	JUNE 24, 2019
Chris J. Hagedorn

/s/ H. MACGREGOR CLARKE	Director	JUNE 24, 2019
H. Macgregor Clarke

/s/ CORY MILLER	Director	JUNE 24, 2019
Cory Miller

/s/ PATRICIA ZIEGLER	Director	JUNE 24, 2019
Patricia Ziegler

/s/ DAVID B. KENT	Director	JUNE 24, 2019
David B. Kent