Form 10-Q
period 2019-06-30
AeroGrow International, Inc.
filed 2019-08-13
CIK 1316644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 2, 2019:  34,328,036

AeroGrow International, Inc.

FORM 10-Q REPORT

June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	March 31, 2019
(in thousands, except share and per share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$1,389	$1,741
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $100 and $89 at June 30, 2019 and March 31, 2019, respectively	3,102	5,102
Other receivables	729	207
Inventory, net	7,384	8,440
Prepaid expenses and other	1,403	490
Total current assets	14,022	15,995
Property and equipment and intangible assets, net of accumulated depreciation of $4,959 and $4,828 at June 30, 2019 and March 31, 2019, respectively	906	1,006
Operating lease right of use	754	-
Deposits	739	39
Total assets	$16,421	$17,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$837	$1,508
Accounts payable related party	1,256	1,102
Accrued expenses	1,091	1,437
Customer deposits	124	181
Debt associated with sale of intellectual property-current portion	23	25
Operating lease liability-current portion	64	-
Total current liabilities	3,395	4,253
Long term liabilities
Debt associated with sale of intellectual property	19	23
Finance lease liability	60	72
Operating lease liability	1,291	-
Other liability	262	240
Total liabilities	5,027	4,588
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 shares issued and outstanding at June 30, 2019 and March 31, 2019	34	34
Additional paid-in capital	140,817	140,817
Accumulated deficit	(129,457)	(128,399)
Total stockholders' equity	11,394	12,452
Total liabilities and stockholders' equity	$16,421	$17,040

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30,
	2019	2018
(in thousands, except per share data)
Net revenue	$4,475	$3,743
Cost of revenue	3,020	2,310
Gross profit	1,455	1,433

Operating expenses
Research and development	210	160
Sales and marketing	1,404	1,242
General and administrative	894	685
Total operating expenses	2,508	2,087

Loss from operations	(1,053)	(654)

Other (expense) income, net
Interest expense	(2)	-
Other (expense) income, net	(3)	20
Total other (expense) income, net	(5)	20

Net loss	$(1,058)	$(634)

Net loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	34,328	34,328

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional	Stock dividend		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	to be	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	distributed	(Deficit)	Equity
Balances, March 31, 2019	-	$-	34,328,036	$34	$140,817	$-	$(128,399)	$12,452
Net (loss)	-	-	-	-	-	-	(1,058)	(1,058)
Balances, June 30, 2019	-	$-	34,328,036	$34	$140,817	$-	$(129,457)	$11,394

					Additional	Stock dividend		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	to be	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	distributed	(Deficit)	Equity
Balances, March 31, 2018	-	$-	34,328,036	$34	$140,817	$-	$(128,108)	$12,743
Net (loss)	-	-	-	-	-	-	(634)	(634)
Balances, June 30, 2018	-	$-	34,328,036	$34	$140,817	$-	$(128,742)	$12,109

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2019	2018
(in thousands)
Cash flows from operating activities:
Net loss	$(1,058)	$(634)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization expense	131	95
Amortization of lease liability	16	-
Bad debt expense (recovery)	11	(16)
Inventory allowance	(15)	-
Accretion of debt associated with sale of intellectual property	(6)	(9)
Change in operating assets and liabilities:
Decrease in accounts receivable	1,989	2,299
Decrease in other receivable	63	86
Decrease in inventory	1,071	839
(Increase) in prepaid expense and other	(913)	(2,374)
(Increase) in deposits	(700)	-
(Decrease) in accounts payable and accounts payable related party	(517)	(46)
(Decrease) in accrued expenses and other liability	(324)	(676)
(Decrease) in customer deposits	(57)	(17)
Net cash (used) by operating activities	(309)	(453)
Cash flows from investing activities:
Purchases of equipment	(31)	(21)
Net cash (used) by investing activities	(31)	(21)
Cash flows from financing activities:
Repayment of capital lease	(12)	(3)
Net cash (used) by financing activities	(12)	(3)
Net (decrease) in cash	(352)	(477)
Cash and cash equivalents and restricted cash, beginning of period	1,756	7,497
Cash and cash equivalents and restricted cash, end of period	$1,404	$7,020

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Three Months Ended June 30, (in thousands)
	2019	2018
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash transactions:
Initial recognition of right-of-use asset (Note 8)	$758	$-
Tenant improvement allowance (Note 8)	$585	-
Lease liability arising from right-of-use asset (Note 8)	$1,355	$-

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

2.    Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 (“Fiscal 2019”), as filed with the SEC on June 25, 2019.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2019, the results of operations for the three months ended June 30, 2019 and 2018, and the cash flows for the three months ended June 30, 2019 and 2018. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 66.2% of revenues in Fiscal 2019 occurring in the five consecutive calendar months from September through January.  During the three-month period ended June 30, 2019, the Company has further expanded its distribution channels and invested in necessary overhead in anticipation of the Fiscal 2020 peak sales season.  The balance sheet as of March 31, 2019 is derived from the Company’s audited financial statements.

Liquidity

Sources of funding to meet prospective cash requirements during Fiscal 2020 include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements as discussed in Note 3.  We may need to seek additional debt or equity capital, however, to address the seasonal nature of our working capital needs, increase the scale of our business and provide a cash reserve against contingencies.  There can be no assurance we will be able to raise this additional capital.  See Note 10 for subsequent events.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted into common stock at the beginning of the periods presented. Securities that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS include: (i) employee stock options to purchase 94,000 shares of common stock for the period ended June 30, 2019; and (ii) employee stock options to purchase 125,000 shares and warrants to purchase 2,000 shares for the three months ended June 30, 2018.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Cash:

The Company maintains cash depository accounts with financial institutions.  The amount on deposit with several financial institutions exceeded the $250,000 federally insured limit as of June 30, 2019.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:

For the three months ended June 30, 2019 and 2018, one customer, Amazon.com, represented 33.8% and 41.8%, respectively, of the Company’s net revenue.

As of June 30, 2019, the Company had one customer, Amazon.com that represented 25.3% of the Company’s outstanding accounts receivable.  As of March 31, 2019, the Company had two customers, Amazon.com and Target, which represented 44.3% and 12.0%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers:

For the three months ended June 30, 2019, the Company purchased inventories and other inventory-related items from one supplier totaling $1.3 million. For the three months ended June 30, 2018, the Company purchased inventories and other inventory-related items from one supplier totaling $2.7 million.  The purchase of inventories and other inventory-related items is tied to the anticipated timing and amount of sales for our highly seasonal business and payment terms with our suppliers.

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

The carrying value of financial instruments including cash, receivables and accounts payable and accrued expenses, approximates their fair value at June 30, 2019 and March 31, 2019 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined utilizing Level 3 inputs.  As discussed below in Notes 3 and 4, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of June 30, 2019 and March 31, 2019, the fair value of the Company's sale of the intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  As of June 30, 2019, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis, subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days, while direct-to-consumer transactions are primarily paid by credit card.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $100,000 and $89,000 at June 30, 2019 and March 31, 2019, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Fidelity Information Services, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2019 and March 31, 2019, the balance in this reserve account was $144,000 and $207,000, respectively. The other receivables also includes $585,000 for the estimate leasehold improvement reimbursement from the landlord of the new lease discussed within the lease section.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  In contrast, the Company records media and marketing costs related to its direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct-response catalogues, and related direct-response advertising costs, in accordance with ASC 340-20-25 Reporting on Advertising Costs. As prescribed by ASC 340-20-25, direct-to-consumer advertising costs incurred are reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has continued to expand its retail distribution channel, the Company has expanded its advertising to include online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expense for the three months ended June 30, 2019 and June 30, 2018, were as follows:

	Three Months Ended June 30, (in thousands)
	2019	2018
Direct-to-consumer	$83	$89
Retail	416	372
Other	13	15
Total advertising expense	$512	$476

As of June 30, 2019 and March 31, 2019, the Company had deferred $37,000 and $3,000, respectively, related to such media and advertising costs which include the catalogue costs described above.  The costs are included within the “prepaid expenses and other” line of the balance sheets.

Inventory

Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor and manufacturing overhead are included in inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers. Inventory values at June 30, 2019 and March 31, 2019 were as follows:

	June 30,	March 31,
	2019 (in thousands)	2019 (in thousands)
Finished goods	$5,900	$7,071
Raw materials	1,484	1,369
	$7,384	$8,440

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2019 and March 31, 2019, the Company had reserved $112,000 and $126,000, respectively, for inventory obsolescence.  The inventory values are shown net of these reserves.

Leases

At lease inception, the Company determines whether an arrangement is or contains a lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the financial statements. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. For operating leases, ROU assets and lease liabilities are recognized at the commencement date. The lease liability is measured as the present value of the lease payments over the lease term. The Company uses the rate implicit in the lease if it is determinable. When the rate implicit in the lease is not determinable, the Company uses its incremental borrowing rate at the commencement date of the lease to determine the present value of the lease payments. Operating ROU assets are calculated as the present value of the remaining lease payments, plus unamortized initial direct costs and any prepayments, less any unamortized lease incentives received. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option were not exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to recognize an ROU asset and obligation for leases with an initial term of twelve months or less. The expense associated with short term leases is included in lease expense in the statement of operations.

For finance leases, after lease commencement the lease liability is measured on an amortized cost basis and increased to reflect interest on the liability and decreased to reflect the lease payment made during the period. Interest on the lease liability is determined each period during the lease term as the amount that results in a constant period discount rate on the remaining balance of the liability. The ROU asset is subsequently measured at cost, less any accumulated amortization and any accumulated impairment losses. Amortization on the ROU asset is recognized over the period from the commencement date to the earlier of (1) the end of the useful life of the ROU asset, or (2) the end of the lease term. The discount rate used by the Company for the finance leases is 10.0% which is the rate specified in the lease agreement or incremental borrowing rate, as appropriate, as the present value rate. To the extent a lease arrangement includes both lease and non-lease components, the components are accounted for separately.

The Company has various operating leases primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company determines if a contract is a lease at the inception of the arrangement. The exercise of lease renewal option is at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The Company’s leases have remaining terms of less than one year to seven years. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants.

Operating lease right-of-use assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred.

Revenue Recognition

The Company currently has two operating and reportable segments: (i) the Direct-to-Consumer segment, which composed of sales directly from our website, mail order or customer calls to our customer service department; and (ii) the Retail segment, which is comprised of all sales related to retailers, including where possession of our product is taken and sold by the retailer in store or online, and drop ship orders that process from the retailer and drop directly to our warehouse for us to ship on behalf of the retailer.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products and the risk of loss to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.  The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2019 or March 31, 2019.

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

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on our historical industry experience. As of June 30, 2019 and March 31, 2019, the Company reduced accounts receivable $523,000 and $1.2 million, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” and “accrued expenses” line of the balance sheets, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $181,000 and $166,000 as of June 30, 2019 and March 31, 2019, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retail customers are provided a fixed allowance, usually in a range of 1% to 2%, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of June 30, 2019 and March 31, 2019, the Company has recorded a reserve for customer returns of $156,000 and $313,000, respectively.

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

Accounting Standards Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which, among other things, requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, including operating leases. The Company adopted ASC 842 effective April 1, 2019 utilizing the modified retrospective approach such that prior year Financial Statements were not recast under the new standard. Adoption of this standard resulted in changes to the Company’s Condensed Consolidated Balance Sheets and accounting policies for leases but did not have an impact on the Condensed Consolidated Statements of Income or Cash Flows. See Note 8 for additional information regarding the new standard and its impact on the Company’s Financial Statements.

The Company adopted the new guidance as of the effective date of April 1, 2019 with no adjustments to the comparative period presented in the financial statements. In addition, the Company elected the package of practical expedients permitted under the transition guidance to not reassess (1) whether any expired or existing contracts are, or contain, leases, (2) the lease classification for expired or existing leases, and (3) initial direct costs for existing leases.

The adoption of the guidance resulted in the recognition of right-of-use ("ROU") assets of $758,000 which amortization of the ROU began in June 2019 and additional lease liabilities for operating leases of $1.3 million as of April 1, 2019. The guidance did not have an impact on the Company's consolidated condensed statements of operations. See Note 8 for disclosures related to the Company's leases.

3.    Notes Payable and Long Term Debt

The following represents the changes to our Notes Payable and Long Term Debt for the periods presented. For a more detailed discussion on our previously outstanding Notes Payable and Long Term Debt, refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, as filed with the SEC on June 25, 2019.

As of June 30, 2019 and March 31, 2019, the Company had no outstanding balance of note payable or debt, including accrued interest that require a cash payment. The Company has debt associated with the sale of the intellectual property liability (see Note 4) that amounts to a total of $42,000.

Scotts Miracle-Gro Term Loan Agreements

On June 20, 2019, the Company renewed a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, the Company may pay down and reborrow during the Term Loan, not to exceed $10.0 million with a due date of March 31, 2020.  The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum and will be paid, in cash, quarterly in arrears at the end of each September, December and March. The funds provided under the Term Loan are used for general working capital and to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan permits prepayments without penalty or premium and as of June 30, 2019 the Company had borrowed $0 under the Term Loan.  Refer to Note 10 “Subsequent Events” for additional information regarding the term loan.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The funding will provide capital to fund real estate related lease obligations. The proceeds will be made available as needed in increments of $100,000 not to exceed $1.5 million with a due date of March 31, 2022. Interest will be charged at the stated rate of 10% and will be paid quarterly in arrears on each of April 30, July 31, October 31 and January 31. As of June 30, 2019, the Company had borrowed $0 under the Real Estate Term Loan. Refer to Note 10 “Subsequent Events” for additional information regarding the term loan.

Liability Associated with Scotts Miracle-Gro Transaction

The Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of June 30, 2019 and March 31, 2019, a liability of $42,000 and $48,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of June 30, 2019 and March 31, 2019, the accrued liability for the Technology Licensing Agreement, the accrual is calculated as 2% of the annual net sales and recorded as a liability and amounts to $767,000 and $680,000, respectively.  The accrued liability for the Brand License Agreement which is calculated at an amount equal to 5% of all seed pod kit and seed pod kit related sales and is recorded as a liability and amounts to $489,000 and $422,000 as of June 30, 2019 and March 31, 2019, respectively.

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

In conjunction with the private offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  For more details regarding these agreements, please refer to Note 3 “Scotts Miracle-Gro Transactions” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on June 25, 2019.  See also Note 10 for subsequent events.

5.    Equity Compensation Plans and Employee Benefit Plans

For the three months ended June 30, 2019 and June 30, 2018, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan until a new plan is adopted.

During the three months ended June 30, 2019, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options. During the three months ended June 30, 2018, 50,000 options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options.

As of June 30, 2019, the Company had no unvested outstanding options to purchase shares of the Company’s common stock and that will result in no additional compensation expense.

Information regarding all stock options outstanding under the Company’s 2005 Plan as of June 30, 2019 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
		Weighted-
		average	Weighted-	Aggregate
		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.55	11	1.14	$1.55
$5.31	94	0.10	$5.31
	105	0.21	$4.90	$1

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was June 28, 2019.

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

A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2019 and March 31, 2019, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2019, as filed with the SEC on June 25, 2019 for a detailed discussion of related party transactions.  Additionally, see Note 10 “Subsequent Events” to our financial statements for discussion related to debt transactions involving our officers, directors and 5% or greater shareholders.

8.    Leases

The Company adopted ASU 2016-02, "Leases" “ASC 842” on April 1, 2019, the Company adopted using the modified retrospective approach applied to all leases with a remaining lease term greater than one year. Results for reporting periods beginning after April 1, 2019, are presented in accordance with the new guidance under ASC 842, while prior period amounts are not restated. The adoption of the new lease guidance resulted in the Company recognizing operating lease right-of-use assets and lease liabilities based on the present value of remaining minimum lease payments. For the discount rate assumption, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated incremental borrowing rate, in determining the present value of lease payments. There was no impact to opening retained earnings.

The Company elected the practical expedients available under ASC 842 and applied them consistently to all applicable leases. The Company did not apply ASC 842 to any leases with a remaining term of 12 months or less. For these leases, no asset or liability was recorded and lease expense continues to be recognized on a straight-line basis over the lease term. As allowed by the practical expedients, the Company does not reassess whether any expired or existing contracts are or contain leases, does not reassess the lease classification for any expired or existing leases and does not reassess initial direct costs for existing leases.

The table below sets forth supplemental Balance Sheet information for the Company’s leases.

June 30, 2019
(in thousands)
Assets
Operating lease right-of-use assets	$754

Liabilities
Operating lease, current	64
Operating lease, noncurrent	1,291
Total lease liabilities	$1,355

As of June 30, 2019, the weighted average remaining lease term for operating leases was 7 years, and the weighted average discount rate was 10%.

The table below sets forth the future cash payments under such agreements for the remaining years are as follows:

Year Ending	Operating Leases	Financing Leases
	(in thousands)	(in thousands)
March 31, 2020	$126	$35
March 31, 2021	257	30
March 31, 2022	266	-
March 31, 2023	275	-
March 31, 2024	285	-
Thereafter	754	-
Total lease payments	$1,963	$65
Less: amount of lease payments representing interest	(608)	(5)
Present value of future minimum lease payments	1,355	60
Less: current obligations under leases	(64)	(42)
Long-term lease obligations	$1,291	$18

Rent expense for the three months ended June 30, 2019 and 2018 was $128,000 and $89,000, respectively.

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

	Three Months Ended June 30, 2019
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,902	$2,573	$-	$4,475
Cost of revenue	1,389	1,631	-	3,020
Gross profit	513	942	-	1,455
Gross profit percentage	27.0%	36.6%	-	32.5%
Sales and marketing (1)	32	602	172	806
Segment profit margin	481	340	(172)	649
Segment profit margin percentage	25.3%	13.2%	-	14.5%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Three Months Ended June 30, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,454	$2,289	$-	$3,743
Cost of revenue	889	1,421	-	2,310
Gross profit	565	868	-	1,433
Gross profit percentage	38.9%	37.9%	-	38.3%
Sales and marketing (1)	75	432	111	618
Segment profit margin	490	436	(111)	815
Segment profit margin percentage	33.7%	19.0%	-	21.8%

 (1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

10.    Subsequent Events

On July 5, 2019, AeroGrow borrowed $700,000 on the Real Estate Term Loan Agreement to fund real estate lease obligations and $600,000 on the Working Capital Term Loan Agreement to fund anticipated growth as discussed in Note 3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2019 and June 30, 2018.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us,”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended June 30, 2019 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2019.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Pursuant to the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the total working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, the strategic alliance affords us to use the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We intend to use our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels. In Fiscal 2019, we amended the Brand License Agreement with Scotts Miracle-Gro to allow us to remove the Miracle-Gro brand from AeroGardens, thereby eliminating the cost associated with this portion of the agreement.

Results of Operations

Three Months Ended June 30, 2019 and June 30, 2018

Summary

For the three months ended June 30, 2019, we generated $4.5 million of total revenue, an increase of 19.6%, or $732,000, relative to the same period in the prior year.  Retail sales increased by 8.4% to $2.4 million primarily due to continued sales into the housewares channel and Amazon.ca, as well as continued enthusiasm about indoor gardening.  Direct-to-consumer sales increased 30.8%, to $1.9 million, reflecting more efficient use of advertising and marketing campaigns, increased visibility and more focused sales programs.

For the three months ended June 30, 2019, total dollar sales of AeroGarden units increased by 21.4% from the prior year period and seed pod kit and accessory sales increased by 44.6% over prior year period.  AeroGarden sales represented 76.1% of total revenue, as compared to 75.0% in the prior year period.  This percentage increase, on a product line basis, was attributable to growth in the retail channel, which typically results in new customers purchasing AeroGardens before seed pod kits and accessories.  Sales of seed pod kits increased from 75,000 to 94,000 units, primarily as a result of new AeroGrow sales and resulting increased size of our active customer database.

The Company continues to spend advertising dollars in order to strategically build market awareness and enhance initiatives implemented in the prior year. For the fiscal year ending March 31, 2020 (“Fiscal 2020”), we intend to expand consumer awareness of the AeroGrow brand and product line.  As a result, during the three months ended June 30, 2019, (the first quarter of Fiscal 2020), we incurred $512,000 of advertising expenses to support our direct-to-consumer and retail channels, a $36,000 or 7.7% year-over-year increase compared to the same period in Fiscal 2019. The advertising expenditures were divided as follows:

●

Retail advertising increased to $416,000 from $372,000 for the three months ended June 30, 2019, as the Company continues to invest in driving product awareness through: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our retail accounts, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. including retail catalogues, website banner ads, email blasts, targeted search campaigns, media group and marketing service campaigns, etc.).

●

Direct-to-consumer advertising increased $6,000 to $95,000 during the three months ended June 30, 2019.  The increase is relatively insignificant and reflects increases in specific pay-per-click advertising geared toward the direct-to-consumer customer base and direct advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $20.07 for the three months ended June 30, 2019, as compared to $16.37 for the same period in Fiscal 2019.

Our gross profit for the three months ended June 30, 2019 was 32.5%, down from 38.3% in the prior year period, primarily due to changes in customer and product mix and expenses in the supply chain which will be areas of focus for the coming year to reduce costs within our warehouse process including costs for freight, warehouse supplies and better distribution.

In aggregate, our total operating expenses increased 20.2%, or $421,000, year-over-year, principally because we spent more in anticipation of current and future revenue growth.  Gross spending increased in the following areas:

●	a $161,000 increase in sales and marketing costs to promote all sales channels;
●	a $105,000 increase in personnel expenses due to changes in our compensation program to better align with our growth initiatives;
●	a $102,000 increase in one-time expenses for outside contractors resulting from a forensic audit and required communications related to a potential data breach; and
●	a $28,000 increase in general office categories such as depreciation, insurance, repairs and maintenance, supplies, equipment.

As a result of efforts to drive growth and increase sales, our operating loss was $1.1 million for the three months ended June 30, 2019, as compared to an operating loss of $654,000 in the prior year period.

Net other expense for the three months ended June 30, 2019 totaled $5,000, as compared to net other income of $20,000 in the prior year period.  The current year other expense is attributable to an increase in foreign exchange losses.  In the prior year period, net other income was primarily attributable to interest income, other income from consulting related revenue, offset by foreign exchange losses.

Net loss for the three months ended June 30, 2019 was $1.1 million, as compared to the $634,000 loss a year earlier.  The net loss reflected the increased sales revenue, increased operating expenses as a percentage of revenue and decreases in margins.

The following table sets forth, as a total percentage of sales, our financial results for the three months ended June 30, 2019 and the three months ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018
Net revenue
Direct-to-consumer	42.5%	38.9%
Retail	54.6%	60.1%
International	2.9%	1.0%
Total net revenue	100.0%	100.0%

Cost of revenue	67.5%	61.7%
Gross profit	32.5%	38.3%

Operating expenses
Research and development	4.7%	4.3%
Sales and marketing	31.4%	33.2%
General and administrative	20.0%	18.3%
Total operating expenses	56.1%	55.8%
Loss from operations	(23.6)%	(17.5)%

Revenue

For the three months ended June 30, 2019, revenue totaled $4.5 million, a year-over-year increase of 19.6% or $732,000, from the three months ended June 30, 2018.

	Three Months Ended June 30, (in thousands)
	2019	2018
Net revenue
Direct-to-consumer	$1,902	$1,454
Retail	2,443	2,253
International	130	36
Total	$4,475	$3,743

Direct-to-consumer sales for the three months ended June 30, 2019 totaled $1.9 million, an increase of $448,000, or 30.8%, from the prior year period.  This increase was caused by driving direct-to-consumer awareness during our non-peak season through focused marketing, follow-on direct sales to customers that have previously purchased AeroGardens, and continued momentum from general brand awareness campaigns.

Sales to retailer customers for the three months ended June 30, 2019 totaled $2.4 million, up $190,000, or 8.4%, principally reflecting organic growth in our existing retail accounts, namely Amazon.ca and Macy’s.  International sales increased to $95,000 to $130,000 in the first quarter of Fiscal 2020 primarily due to timing of European market tests as we continue to understand the trends that impact the international market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2019 and June 30, 2018 is as follows:

	Three Months Ended June 30, (in thousands)
	2019	2018
Product revenue
AeroGardens	$3,406	$2,806
Seed pod kits and accessories	1,681	1,162
Discounts, allowances and other	(612)	(225)
Total	$4,475	$3,743
% of total revenue
AeroGardens	76.1%	75.0%
Seed pod kits and accessories	37.6%	31.0%
Discounts, allowances and other	(13.7)%	(6.0)%
Total	100.0%	100.0%

AeroGarden sales increased $600,000, or 21.4%, from the prior year period, reflecting: (i) increased retail channel sales as we continued our growth with existing customers to gain customer acceptance of our product in historically slower sales period, primarily from Amazon.ca and Macy’s; (ii) increased sales in Direct-to-consumer channels; and (iii) continued focus on advertising and general awareness campaigns toward the general population, which inform buyers about our products.  The increase in seed pod kit and accessory sales, which increased by $518,000, or 44.6%, principally reflects the prior period focus on acquiring new AeroGarden customers, who have historically purchased seed pod kits and accessories after purchasing and using new AeroGardens, partially offset by a decrease in light bulb sales as the demand for AeroGardens with LED lighting increases.  For the three months ended June 30, 2019, sales of seed pod kits and accessories represented 37.6% of total revenue, as compared to 31.0% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, increased as a percent of total revenue to (13.7)% from (6.0)% in the prior year period, primarily due to increases in discounts for in-store retail accounts, which incentivized higher retail sales, and revenue deductions for sales allowances.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2019 totaled $3.0 million, an increase of $709,000, or 32.5%, from the three months ended June 30, 2018.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 67.5% of revenue for the quarter ended June 30, 2019, as compared to 61.7% for the quarter ended June 30, 2018.  The increase in costs as a percent of revenue reflected friction in the supply chain which will be areas of focus for the coming year including better cost management within our warehouse process including costs for freight, warehouse supplies and better distribution.

Gross Profit

Our gross profit varies based upon the factors impacting net revenue and cost of revenue, as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  The gross profit for the quarter ended June 30, 2019 was 32.5% as compared to 38.3% for the quarter ended June 30, 2018.  The decrease in our gross profit was primarily attributable to the changes to our customer and product within both the retail and direct-to-consumer.

Research and Development

Research and development costs for the quarter ended June 30, 2019 totaled $210,000, an increase of $51,000 from the quarter ended June 30, 2018.  Our research and development spending increased for the quarter ended June 30, 2019, particularly related to new product development and testing, consulting service expenses for tooling automation and salaries and wages partially offset by decreased product testing and certification fees.

Sales and Marketing

Sales and marketing costs for the three months ended June 30, 2019 totaled $1.4 million, or up 13.0% from the prior year period.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended June 30, (in thousands)
	2019	2018
Advertising	$512	$476
Personnel	491	504
Sales commissions	9	6
Travel	66	70
Media production and promotional products	7	5
Quality control and processing fees	33	46
Market research	50	29
Other	236	106
	$1,404	$1,242

Advertising expense is composed primarily of catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  Total advertising expense was $512,000 for the quarter ended June 30, 2019, a year-over-year increase of 7.7%, or $36,000, primarily due to increased spending on pay-per click advertising, general brand awareness and marketing, and email campaigns.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2019, personnel costs for sales and marketing were $491,000, down $13,000 or 2.6% from the three months ended June 30, 2018.  The decrease reflected changes in the number of full-time employees, and a decrease related to benefits.

Other marketing expenses increased year-over-year as we continue to grow our business and increase market research and other programs, including increased third party agencies for sales planning.

General and Administrative

General and administrative costs for the three months ended June 30, 2019 totaled $894,000, as compared to $685,000 for the three months ended June 30, 2018, an increase of 30.6%, or $209,000. The increase was primarily attributable to consulting and legal fees associated with a credit card breach, increases in salaries and wages, and bad debt and depreciation expenses.

Operating Loss

Our operating loss for the three months ended June 30, 2019 was $1.1 million, an increase of $399,000 from the $654,000 operating loss for the three months ended June 30, 2018.  The increased operating loss was attributable to decreased margins on our increased sales as well as increased marketing and brand awareness advertising expenses and outside consulting fees.

Net Income and Loss

For the three months ended June 30, 2019, we recorded a net loss of $1.1 million, a $434,000 decline over the $634,000 net loss for the three months ended June 30, 2018.  The increase in the net loss is primarily a result of decreased margins on increased sales volume in the current year period, as well as increases in sales and marketing expenses designed to continue growing brand awareness and outside consulting fees, partially offset by increased sales volume.

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

The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over the performance assessment and resource allocation decisions. The CODM: (i) regularly receives discrete financial information about each reportable segment, (ii) uses all such information for performance assessment and resource allocation decisions; and (iii) evaluates the performance of and allocates resources based upon the contribution margins of each segment.

As a result, we divide our business into two reportable segments: Direct-to-Consumer and Retail. This division of reportable segments is consistent with how the segments report to and are managed by the CODM of the Company.  The Company evaluates performance based on the primary financial measure of contribution margin (“segment profit margin”). Segment profit margin reflects the income or loss from operations before corporate expenses, non-operating income, net interest expense, and income taxes.

	Three Months Ended June 30, 2019
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,902	$2,573	$-	$4,475
Cost of revenue	1,389	1,631	-	3,020
Gross profit	513	942	-	1,455
Gross profit percentage	27.0%	36.6%	-	32.5%
Sales and marketing (1)	32	602	172	806
Segment profit margin	481	340	(172)	649
Segment profit margin percentage	25.3%	13.2%	-	14.5%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Three Months Ended June 30, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,454	$2,289	$-	$3,743
Cost of revenue	889	1,421	-	2,310
Gross profit	565	868	-	1,433
Gross profit percentage	38.9%	37.9%	-	38.3%
Sales and marketing (1)	75	432	111	618
Segment profit margin	490	436	(111)	815
Segment profit margin percentage	33.7%	19.0%	-	21.8%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, net cash used by operating activities totaled $309,000 for the three months ended June 30, 2019, as compared to cash used of $453,000 for the three months ended June 30, 2018.

Non-cash items, comprising depreciation, amortization, bad debt (recoveries) allowances, accretion of debt association with sale of intellectual property and inventory allowances, totaled to a net gain of $137,000 for the three months ended June 30, 2019, as compared to a net gain of $70,000 in the prior year period.  The increase reflected nominal non-cash charges arising from all of the non-cash compensation expenses.

Changes in current assets provided net cash of $1.5 million during the three months ended June 30, 2019, principally from decreases in accounts receivable, inventory and deposit balances, as we moved away from our peak season, partially offset by increases in prepaid assets.

As of June 30, 2019, the total inventory balance was $7.4 million, representing approximately 110 days of sales activity, and 151 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended June 30, 2019, respectively.  The three months’ days in inventory calculation is based on the three months of sales activity and can be greatly impacted by the seasonality of our sales, which are at their highest level during our quarter ending December 31.  The twelve months’ days in inventory calculation is based on the twelve months of sales activity and is less impacted by the seasonality of our sales.

Current operating liabilities decreased $898,000 during the three months ended June 30, 2019, principally because of seasonal decreases in all operating liability accounts.  Accounts payable as of June 30, 2019 totaled $2.1 million, representing approximately 21 days of daily expense activity, and 34 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended June 30, 2019, respectively.

Net investing activity used $31,000 of cash in the current year period, principally because of purchases of equipment.

Cash

As of June 30, 2019, we had a cash balance of $1.4 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $1.8 million as of March 31, 2019, of which $15,000 was restricted.

Borrowing Agreements

As of June 30, 2019 and March 31, 2019, we have no outstanding long-term debt. See Note 3 related to the Working Capital and Real Estate Term Loan Agreements with Scotts Miracle-Gro and Note 10 for subsequent events related to the same agreements with Scotts Miracle-Gro.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

●	our cash of $1.4 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 30, 2019;
●	our cash of $2.8 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of August 2, 2019;
●	continued support of, and extensions of credit by, our suppliers and lenders;
●	our historical pattern of increased sales between September and March, and lower sales volume from April through August;
●	the level of spending necessary to support our planned initiatives; and
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

Results of Operations

There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

●	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer;
●	uncertainty regarding the impact of macroeconomic conditions on consumer spending;
●	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations;
●	the seasonality of our business, in which we have historically experienced higher sales volume in the five-month period from September through January;
●	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China;
●	the success of the Scotts Miracle-Gro relationship, and
●	uncertainty of appropriate exit strategies with retail customers regardless of the contractual obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interest in transferred assets, and have not entered into any contracts for financial derivative such as futures, swaps, and options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash equivalents, we have concluded that a change in interest rates does not pose a material market risk to us with respect to our interest income. As discussed above, if we acquire additional debt changes in the general level of market interest rates could impact our interest expense during the terms of future debt arrangements.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2019.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should also carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

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

10.2	Technology License Agreement Notice of Renewal by the Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 4, 2018)
10.3	Brand License Agreement by and between the Company and OMS Investments, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 4, 2018)
10.4	Distribution, Trademark and Technology Agreement by and between the Company and Airwuan Shanghai ltd. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed April 4, 2018)
10.5	Term Loan and Security Agreement by and among the Company and The Scotts Company LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 12, 2018)
10.6	Third Amendment to the Technology License Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q filed November 13, 2017)
10.7	Fourth Amendment to Technology License Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 12, 2018)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: August 13, 2019	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 13, 2019	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)