Form 10-Q
period 2019-09-30
AeroGrow International, Inc.
filed 2019-11-13
CIK 1316644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission File No. 001-33531

AEROGROW INTERNATIONAL, INC.

(Exact Name of Registrant as specified in its charter)

NEVADA	46-0510685
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5405 Spine Rd, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of issuer’s common stock outstanding as of November 5, 2019:  34,328,036

AeroGrow International, Inc.

FORM 10-Q REPORT

September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	March 31, 2019
(in thousands, except share and per share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$997	$1,741
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $122 and $89 at September 30, 2019 and March 31, 2019, respectively	3,725	5,102
Other receivables	693	207
Inventory, net	11,408	8,440
Prepaid expenses and other	1,451	490
Total current assets	18,289	15,995
Property and equipment and intangible assets, net of accumulated depreciation of $5,092 and $4,828 at September 30, 2019 and March 31, 2019, respectively	1,138	1,006
Operating lease right-of-use	741	-
Deposits	770	39
Total assets	$20,938	$17,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,697	$1,508
Accounts payable related party	1,429	1,102
Accrued expenses	1,249	1,437
Customer deposits	124	181
Notes payable related party	3,516	-
Debt associated with sale of intellectual property-current portion	21	25
Operating lease liability-current portion	119	-
Total current liabilities	8,155	4,253
Long term liabilities
Debt associated with sale of intellectual property	14	23
Finance lease liability	46	72
Operating lease liability	1,270	-
Notes payable related party	900	-
Other liability	285	240
Total liabilities	10,670	4,588
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 shares issued and outstanding at September 30, 2019 and March 31, 2019	34	34
Additional paid-in capital	140,817	140,817
Accumulated deficit	(130,583)	(128,399)
Total stockholders' equity	10,268	12,452
Total liabilities and stockholders' equity	$20,938	$17,040

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net revenue	$4,423	$8,576	$8,898	$12,319
Cost of revenue	2,958	5,246	5,977	7,556
Gross profit	1,465	3,330	2,921	4,763

Operating expenses
Research and development	276	130	487	289
Sales and marketing	1,369	1,630	2,772	2,873
General and administrative	893	898	1,787	1,583
Total operating expenses	2,538	2,658	5,046	4,745

Income (loss) from operations	(1,073)	672	(2,125)	18

Other (expense) income, net
Interest expense – related party	(52)	(29)	(54)	(29)
Other (expense) income, net	(1)	4	(5)	24
Total other (expense) income, net	(53)	(25)	(59)	(5)

Net income (loss)	$(1,126)	$647	$(2,184)	$13
Net income (loss) per share, basic and diluted	$(0.03)	$0.02	$(0.06)	$0.00

Weighted average number of common shares outstanding, basic and diluted	34,328	34,328	34,328	34,328

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three months ended September 30, 2019
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, June 30, 2019	-	$-	34,328,036	$34	$140,817	$(129,457)	$11,394
Net (loss)	-	-	-	-	-	(1,126)	(1,126)
Balances, September 30, 2019	-	$-	34,328,036	$34	$140,817	$(130,583)	$10,268

	Three months ended September 30, 2018
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, June 30, 2018	-	$-	34,328,036	$34	$140,817	$(128,742)	$12,109
Net income	-	-	-	-	-	647	647
Balances, September 30, 2018	-	$-	34,328,036	$34	$140,817	$(128,095)	$12,756

	Six months ended September 30, 2019
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, March 31, 2019	-	$-	34,328,036	$34	$140,817	$(128,399)	$12,452
Net (loss)	-	-	-	-	-	(2,184)	(2,184)
Balances, September 30, 2019	-	$-	34,328,036	$34	$140,817	$(130,583)	$10,268

	Six months ended September 30, 2018
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, March 31, 2018	-	$-	34,328,036	$34	$140,817	$(128,108)	$12,743
Net income	-	-	-	-	-	13	13
Balances, September 30, 2018	-	$-	34,328,036	$34	$140,817	$(128,095)	$12,756

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2019	2018
(in thousands)
Cash flows from operating activities:
Net (loss) income	$(2,184)	$13
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization expense	264	193
Amortization of lease liability and right-of-use asset	63	-
Bad debt expense	33	44
Inventory allowance	(15)	20
Accretion of debt associated with sale of intellectual property	(13)	(17)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,344	(3,927)
Decrease in other receivable	99	113
(Increase) in inventory	(2,953)	(6,016)
(Increase) in prepaid expense and other	(961)	(1,237)
(Increase) in deposits	(731)	-
Increase in accounts payable and accounts payable related party	516	1,713
(Decrease) in accrued expenses and other liability	(143)	(574)
Increase in accrued interest-related party	16	28
(Decrease) in customer deposits	(57)	(37)
Net cash (used) by operating activities	(4,722)	(9,684)
Cash flows from investing activities:
Purchases of equipment	(396)	(491)
Net cash (used) by investing activities	(396)	(491)
Cash flows from financing activities:
Proceeds from notes payable-related party	4,400	5,000
Repayment of capital lease	(26)	(4)
Net cash (used) by financing activities	4,374	4,996
Net (decrease) in cash	(744)	(5,179)
Cash and cash equivalents and restricted cash, beginning of period	1,756	7,497
Cash and cash equivalents and restricted cash, end of period	$1,012	$2,318

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Six months ended September 30, (in thousands)
	2019	2018
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Initial recognition of right-of-use asset (Note 8)	$758	$-
Tenant improvement allowance (Note 8)	585	-
Initial lease liability arising from right-of-use asset (Note 8)	$1,343	$-

AEROGROW INTERNATIONAL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.     Description of the Business

AeroGrow International, Inc. (collectively, the “Company,” “AeroGrow,” “we,” “our,” or “us”) was incorporated in the State of Nevada on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels, including retail distribution brick and online, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe.

2.     Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, (“Fiscal 2019”), as filed with the SEC on June 25, 2019.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2019, the results of operations for the three and six months ended September 30, 2019 and 2018, and the cash flows for the six months ended September 30, 2019 and 2018. The results of operations for the three and six months ended September 30, 2019 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 66.2% of revenues in the fiscal year ended March 31, 2019 (“Fiscal 2019”) occurring in the four consecutive calendar months from September through January.  Furthermore, during the six-month period ended September 30, 2019, the Company has further expanded its distribution channels and invested in necessary inventory and overhead in anticipation of the Fiscal 2020 peak sales season.  The balance sheet as of March 31, 2019 is derived from the Company’s audited financial statements.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted into common stock at the beginning of the periods presented. Securities that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS and include the following: (i) employee stock options to purchase 11,000 shares of common stock for the period ended September 30, 2019; and (ii) employee stock options to purchase 93,000 shares of common stock for the three months ended September 30, 2018.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Cash:

The Company maintains cash depository accounts with financial institutions.  The amount on deposit with several financial institutions exceeded the $250,000 federally insured limit as of September 30, 2019.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:

For the three months ended September 30, 2019, the Company had two customers, Amazon.com, and Macy’s which represented 25.0% and 14.8% of net revenue, respectively.  For the three months ended September 30, 2018, the Company had two customers, Amazon.com, and Bed, Bath & Beyond, which represented 42.0% and 20.4% of net revenue, respectively. For the six months ended September 30, 2019, the Company had two customers, Amazon.com, and Macy’s, which represented 35.1% and 10.4% of the Company’s net revenue. For the six months ended September 30, 2018, the Company had two customers, Amazon.com, and Bed, Bath & Beyond, which represented 42.4% and 13.9% of the Company’s net revenue.

As of September 30, 2019, the Company had three customers, Macy’s, Amazon.com, and Kohl’s that represented 15.8%, 12.2% and 10.7%, respectively, of the Company’s outstanding accounts receivable.  As of March 31, 2019, the Company had two customers, Amazon.com and Target, which represented 44.3% and 12.0%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers:

For the three months ended September 30, 2019, the Company purchased $5.0 million of inventories and other inventory-related items from one supplier, as we increase inventory levels for the holiday season. For the three months ended September 30, 2018, we purchased $9.3 million of inventories and other inventory-related items from two suppliers. For the six months ended September 30, 2019, the Company purchased $6.4 million of inventories and other inventory-related items from one supplier. For the six months ended September 30, 2018, we purchased $12.1 million of inventories and other inventory-related items from one supplier.  The purchase of inventories and other inventory-related items is tied to anticipated timing and amount of sales for our highly seasonal business and payment terms with our suppliers.

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

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and notes payable related party, approximates their fair value at September 30, 2019 and March 31, 2019 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined by utilizing Level 3 inputs.  As discussed below in Notes 3 and 4, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of September 30, 2019 and March 31, 2019, the fair value of the Company’s note payable and sale of the intellectual property liability were estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  As of September 30, 2019, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Retailer sales terms vary by customer, but generally range from net 30 days to net 60 day while direct-to-consumer transactions are primarily paid by credit card.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $122,000 and $89,000 at September 30, 2019 and March 31, 2019, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Fidelity Information Services, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of September 30, 2019 and March 31, 2019, the balance in this reserve account was $108,000 and $207,000, respectively. The other receivables also includes $585,000 for the estimate leasehold improvement reimbursement from the landlord of the new lease discussed within the lease section.

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

As the Company has continued to develop its retail distribution channel, the Company has expanded its advertising to include online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expense for the three and six months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, (in thousands)		Six Months Ended September 30, (in thousands)
	2019	2018	2019	2018
Direct-to-consumer	$93	$65	$188	$153
Retail	339	292	755	664
Other	-	6	1	21
Total advertising expense	$432	$363	$944	$838

Inventory

Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor, and manufacturing overhead are included in inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.  Inventory values at September 30, 2019 and March 31, 2019 were as follows:

	September 30,	March 31,
	2019 (in thousands)	2019 (in thousands)
Finished goods	$9,484	$7,071
Raw materials	1,924	1,369
Total inventory	$11,408	$8,440

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2019 and March 31, 2019, the Company had reserved $111,000 and $126,000 for inventory obsolescence, respectively.  The inventory values are shown net of these reserves.

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

Operating lease ROU assets and liabilities are recognized at commencement date of lease agreements greater than one year based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred.

Revenue Recognition

The Company currently has two operating and reportable segments: (i) the Direct-to-Consumer segment, which is composed of sales directly from our website, mail order or customer calls to our customer service department; and (ii) the Retail segment, which is comprised of all sales related to retailers, including where possession of our product is taken and sold by the retailer in store or online, and drop ship orders that process from the retailer and drop directly to our warehouse for us to ship on behalf of the retailer.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products and the risk of loss to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.  The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2019 or March 31, 2019.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

There were no changes to the Company’s accounting for variable consideration under ASC 606. However, the classification from a liability to a contra asset to show net realizable accounts receivable results in a change in presentation on the balance sheet. Promotional and other allowances (variable consideration) recorded as a reduction to net sales primarily include consideration given to retail customers, including, but not limited to, the following:

●	discounts granted off list prices to support price promotions to end-consumers by retailers;
●	the Company’s agreed share of fees paid by retailers for advertising, in-store marketing and promotional activities; and
●	incentives given to the Company’s retailers for achieving or exceeding certain predetermined purchases (i.e., rebates).

The Company’s promotional allowance programs with its retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one day to one year. The Company’s promotional and other allowances are calculated based on various programs with retail customers, and accruals are established during the year for anticipated liabilities. These accruals are based on agreed upon terms, as well as the Company’s historical experience with similar programs, and require management’s judgment with respect to estimating consumer participation and retail customer performance levels. Differences between such estimated expense and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on our historical industry experience. As of September 30, 2019 and March 31, 2019, the Company reduced accounts receivable $459,000 and $1.2 million, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” and “accrued expenses” line of the balance sheets, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $196,000 and $166,000 as of September 30, 2019 and March 31, 2019, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retail customers are provided a fixed allowance, usually in a range of 1% to 2%, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of September 30, 2019 and March 31, 2019, the Company has recorded a reserve for customer returns of $164,000 and $313,000, respectively.

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

Accounting Standards Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which, among other things, requires an entity to recognize a ROU asset and a lease liability on the balance sheet for substantially all leases, including operating leases. The Company adopted ASC 842 effective April 1, 2019 utilizing the modified retrospective approach such that prior year Financial Statements were not recast under the new standard. Adoption of this standard resulted in changes to the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Cash Flows and accounting policies for leases. See Note 8 for additional information regarding the new standard and its impact on the Company’s Financial Statements.

The Company adopted the new guidance as of the effective date of April 1, 2019 with no adjustments to the comparative period presented in the financial statements. In addition, the Company elected the package of practical expedients permitted under the transition guidance to not reassess: (1) whether any expired or existing contracts are, or contain, leases; (2) the lease classification for expired or existing leases; and (3) initial direct costs for existing leases.

The adoption of the guidance resulted in the recognition of ROU assets of $758,000 which amortization of the ROU began in June 2019 and additional lease liabilities for operating leases of $1.3 million as of April 1, 2019. The guidance had an impact on the Company's consolidated condensed statements of operations. See Note 8 for disclosures related to the Company's leases.

3.     Notes Payable, Long Term Debt and Current Portion – Long Term Debt

The following represents the changes to our Notes Payable and Long Term Debt for the periods presented. For a detailed discussion on our previously outstanding Notes Payable, Long Term Debt and Current Portion – Long Term Debt, refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, as filed with the SEC on June 25, 2019.  The following summarizes the changes to our Notes Payable, Long Term Debt and Current Portion – Long Term Debt for the periods presented.

As of September 30, 2019 and March 31, 2019, the outstanding balance of the Company’s notes payable and debt, including accrued interest, is as follows:

	September 30, 2019 (in thousands)	March 31, 2019 (in thousands)
Notes payable and debt-related party	4,416	-
Sale of intellectual property liability (see Note 4)	35	48
Total notes payable and debt	4,451	48
Less current portion – long term debt	3,537	25
Long term notes payable and debt	$914	$23

Scotts Miracle-Gro Term Loan Agreements

On June 20, 2019, the Company renewed a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, the Company may pay down and reborrow during the Term Loan, not to exceed $10.0 million with a due date of March 31, 2020.  The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum and is payable, in cash, quarterly in arrears at the end of each September, December and March. The funds provided under the Term Loan are used for general working capital and to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan permits prepayments without penalty or premium, and as of September 30, 2019, the Company had borrowed $3.5 million under the Term Loan.  The Term Loan Agreement was filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on June 26, 2019. Refer to Note 10 “Subsequent Events” for additional information regarding the term loan.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The funding provides capital to fund real estate related lease obligations. The proceeds will be made available as needed in increments of $100,000 not to exceed $1.5 million with a due date of March 31, 2022. Interest will be charged at the stated rate of 10% and will be paid quarterly in arrears on each of April 30, July 31, October 31 and January 31. As of September 30, 2019, the Company had borrowed $900,000 under the Real Estate Term Loan.

Liability Associated with Scotts Miracle-Gro Transaction

The Company and Scotts Miracle-Gro, the owner of approximately 80.5% of the Company’s outstanding common stock, have entered into an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement, each of which has been filed with the SEC.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Since the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of September 30, 2019 and March 31, 2019, a liability of $35,000 and $48,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of September 30, 2019 and March 31, 2019, the accrued liability for the Technology Licensing Agreement, the accrual is calculated as 2% of the annual net sales and recorded as a liability and amounts to $866,000 and $680,000, respectively.  The accrued liability for the Brand License Agreement which is calculated at an amount equal to 5% of all seed pod kit and seed pod kit related sales and is recorded as a liability and amounts to $563,000 and $422,000 as of September 30, 2019 and March 31, 2019, respectively.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and a warrant to purchase up to 80% of the Company’s common stock (the “Warrant,”) for an aggregate purchase price of $4.0 million.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement were filed as exhibits to a Current Report on Form 8-K that was filed with the SEC on April 23, 2013.  On November 29, 2016 Scotts Miracle-Gro fully exercised the Warrant and, by its terms, the Series B Preferred Stock automatically converted into shares of common stock. Scotts Miracle-Gro currently owns approximately 80.5% of the Company’s outstanding common stock.

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

5.     Equity Compensation Plans

For the three and six months ended September 30, 2019 and September 30, 2018, the Company did not grant options to purchase shares of common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan until a new plan is adopted.

During the three months ended September 30, 2019, 93,000 shares of common stock were cancelled or expired and September 30, 2018, no options to purchase shares of common stock were cancelled or expired and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the six months ended September 30, 2019, 93,000 options to purchase shares of common stock were cancelled or expired and during the six months ended September 30, 2018, 50,000 options to purchase shares of common stock were cancelled or expired and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of September 30, 2019, the Company had no unvested outstanding options to purchase shares of the Company’s common stock and that will result in no additional compensation expense.

Information regarding all stock options outstanding under the 2005 Plan as of September 30, 2019 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
		Weighted-
		average	Weighted-	Aggregate
		Remaining	average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.55	11	0.88	$1.55
	11	0.88	$1.55	$-

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was September 30, 2019.

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

A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2019 and March 31, 2019, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.     Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2019, as filed with the SEC on June 25, 2019 for a detailed discussion of related party transactions.

On June 20, 2019, AeroGrow entered into a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million and a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  Interest is charged at the stated rate of 10% per annum and will be paid quarterly in arrears, in cash at the end of each September, December and March.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” above.

8.     Leases

The Company adopted ASU 2016-02, "Leases" (“ASC 842”) on April 1, 2019, the Company adopted using the modified retrospective approach applied to all leases with a remaining lease term greater than one year. Results for reporting periods beginning after April 1, 2019, are presented in accordance with the new guidance under ASC 842, while prior period amounts are not restated. The adoption of the new lease guidance resulted in the Company recognizing operating lease right-of-use assets and lease liabilities based on the present value of remaining minimum lease payments. For the discount rate assumption, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated incremental borrowing rate, in determining the present value of lease payments. There was no impact to opening retained earnings.

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

September 30, 2019
(in thousands)
Assets
Operating lease right-of-use assets	$741

Liabilities
Operating lease, current	119
Operating lease, noncurrent	1,270
Total lease liabilities	$1,389

As of September 30, 2019, the weighted average remaining lease term for operating leases was 7 years, and the weighted average discount rate was 10%.

The table below sets forth the future cash payments under such agreements for the remaining years are as follows:

Year Ending	Operating Leases	Financing Leases
	(in thousands)	(in thousands)
March 31, 2020	$126	$23
March 31, 2021	257	30
March 31, 2022	266	-
March 31, 2023	275	-
March 31, 2024	285	-
Thereafter	754	-
Total lease payments	$1,963	$53
Less: amount of lease payments representing interest	(574)	(3)
Present value of future minimum lease payments	1,389	50
Less: current obligations under leases	(119)	(42)
Long-term lease obligations	$1,270	$12

Rent expense for the three month ended September 30, 2019 and 2018 was $136,000 and $76,000, respectively. Rent expense for the six months ended September 30, 2019 and 2018 was $264,000 and $165,000, respectively.

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

	Three Months Ended September 30, 2019
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,628	$2,795	$-	$4,423
Cost of revenue	920	2,038	-	2,958
Gross profit	708	757	-	1,465
Gross profit percentage	43.5%	27.1%	-	33.1%
Sales and marketing (1)	110	463	147	720
Segment profit margin	598	294	(147)	745
Segment profit margin percentage	36.7%	10.5%	-	16.8%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Three Months Ended September 30, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,154	$7,422	$-	$8,576
Cost of revenue	505	4,741	-	5,246
Gross profit	649	2,681	-	3,330
Gross profit percentage	56.2%	36.1%	-	38.8%
Sales and marketing (1)	69	414	203	686
Segment profit margin	580	2,267	(203)	2,644
Segment profit margin percentage	50.3%	30.5%	-	30.8%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Six Months Ended September 30, 2019
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$3,530	$5,368	$-	$8,898
Cost of revenue	2,309	3,668	-	5,977
Gross profit	1,221	1,700	-	2,921
Gross profit percentage	34.6%	31.7%	-	32.8%
Sales and marketing (1)	142	1,065	319	1,526
Segment profit margin	1,079	635	(319)	1,395
Segment profit margin percentage	30.6%	11.8%	-	15.7%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Six Months Ended September 30, 2018
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$2,609	$9,710	$-	$12,319
Cost of revenue	1,394	6,162	-	7,556
Gross profit	1,215	3,548	-	4,763
Gross profit percentage	46.6%	36.5%	-	38.7%
Sales and marketing (1)	144	846	313	1,303
Segment profit margin	1,071	2,702	(313)	3,460
Segment profit margin percentage	41.1%	27.8%	-	28.1%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

10.     Subsequent Events

As disclosed in Note 3 above, the proceeds under the SMG Working Capital Term Loan are made available in increments of at least $500,000 with a due date of March 31, 2020.  As of November 5, 2019, the Company had borrowed an aggregate of $4.5 million in principal under the SMG Working Capital Term Loan, a $1.0 million increase over the $3.5 million principal balance as of September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2019 and September 30, 2018.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2019.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

On June 20, 2019, the Company entered into a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, and the Company may pay down and reborrow during the Term Loan, not to exceed $10.0 million with a due date of March 31, 2020.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum and will be paid, in cash, quarterly in arrears at the end of each September, December and March. The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $100,000, and the Company may pay down and reborrow during the Term Loan, not to exceed $1.5 million with a due date of March 31, 2022.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum and is payable in cash, quarterly in arrears, at the end of each April 30, July 31, October 31 and January 31. See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

Results of Operations

Three Months Ended September 30, 2019 and September 30, 2018

Summary Overview

Sales results during the first six months of our fiscal year (April-September), are historically variable as the impact of load-in timing before the holiday season fluctuates year to year. For the three months ended September 30, 2019, total revenue was $4.4 million, a decrease of 48.4%, or $4.2 million, relative to the same period in the prior year.  The decrease was primarily due to the timing of early load-in of stock in advance of the peak holiday season by certain retail accounts, primarily related to Amazon.com and Bed Bath and Beyond, as these customers did not take the load-in orders as early as they had in the prior year. This timing of sales, which has historically fluctuated between the three-month period ended September 30 and the three-month period ended December 31, is normal for our business and supports our strategy to build through online retailers during non-holiday seasons. As we approach holiday seasons, which are more subject to timing and are larger programs, we focus on in-store sales.  Additionally, sales in our direct-to-consumer channel increased 41.0%, or $474,000, primarily due to continued momentum from our general advertising and marketing campaign, and an increase in our established user base.  We believe that we benefit from more visibility from our increased presence on Amazon platforms and other select online retail distribution channels.

For the three months ended September 30, 2019, total dollar sales of AeroGarden units decreased by 65.6% from the prior year period due to timing of load-in programs with existing customers for AeroGarden orders to retailers in the current period, in advance of the peak holiday season.  Seed pod kit and accessory sales increased by 13.4% over prior year period as our established base of AeroGardeners continues to grow.  AeroGarden sales, net of allowances, represented 62.8% of total revenue, as compared to 83.1% in the prior year period.  This percentage decrease, on a product line basis, was attributable to timing of sales to retail accounts, as discussed above.  Seed pod kit and accessory sales increased $194,000 or 13.4%. As a percent of total sales, seed pod kit and accessory sales increased to 37.2% from 16.9%, primarily due to continued customer engagement for our product after the initial purchase of an AeroGarden.

The Company continues to spend advertising dollars in order to strategically build market awareness and enhance initiatives implemented in the prior year. For Fiscal 2020, we intend to expand consumer awareness of the AeroGrow brand and product line.  During the three months ended September 30, 2019, we incurred $432,000 in advertising expenditures, a $69,000 or 19.1% year-over-year increase compared to the prior year period. This was primarily due to an increase in our direct-to-consumer pay-per-click and retail marketing campaigns and expanded email programs.  The advertising expenditures were divided as follows:

●

Direct-to-consumer advertising increased $28,000 from $65,000 to $93,000 during the three months ended September 30, 2019, primarily reflecting an increase in spending from pay-per-click and digital display advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales generated per dollar of related advertising expense continued to be strong, but decreased slightly to $17.50 for the three months ended September 30, 2019, as compared to $17.89 for the same period in Fiscal 2019.

●

Retail advertising increased $47,000 from $292,000 to $339,000 for the three months ended September 30, 2019 and September 30, 2018, respectively, as the Company continued to invest in driving product awareness through: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. including online retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

Our gross profit for the three months ended September 30, 2019 was 33.1%, down from 38.8% in the prior year period due to timing of load-in of sales to our retail channels, (which also impact our mix), several one-time fees related to the setup of a new warehouse, and significantly higher retail sales during specific lower margin advertising campaigns.

In aggregate, our total operating expenses decreased 4.5% or $120,000 year-over-year, principally as a result of fewer sales in the current year.  Gross spending fluctuated in the following areas:

●

A $177,000 decrease in personnel expenses, primarily due to the calculation on our incentive compensation program which is down to the decrease in sales being offset by small increases in headcount, which includes changes to compensation due to investments in a new sales support role and research and development roles;

●	A $27,000 decrease in general categories such as property insurance and bad debt allowance;

These decreases were partially offset by:

●

A $49,000 increase in a variety of general operating accounts, including changes in rent expense due to the new lease accounting guidance, repairs and maintenance, telephone, general courier fees, office supplies and equipment; and expenses related to a corporate headquarter office move; and

●	A $46,000 increase in travel as we conducted face-to-face meetings with potential domestic and European customers, warehouse distribution locations and manufacturers in China.

Due to the timing of load-in orders in comparison to the prior year, we incurred an operating loss of $1.1 million for the three months ended September 30, 2019, as compared to operating income of $672,000 in the prior year period.

Other income and expense for the three months ended September 30, 2019 totaled to a net other expense of $53,000, as compared to net other expense of $25,000 in the prior year period.  The net other expense is primarily attributable to interest expense related to the Term Loan.

The net loss for the three months ended September 30, 2019 increased to $1.1 million, as compared to a $647,000 net income in the prior year.  The decrease in net loss is due to lower overall sales, particularly in retail accounts and fewer pre-holiday load-in sales to retailers and decreased gross margins, partially offset by an increase in direct-to-consumer sales.

The following table sets forth, as a total percentage of sales, our financial results for the three months ended September 30, 2019 and the three months ended September 30, 2018:

	Three Months Ended September 30,
	2019	2018
Net revenue
Direct-to-consumer	36.8%	13.5%
Retail	61.6%	86.0%
International	1.6%	0.5%
Total net revenue	100.0%	100.0%

Cost of revenue	66.9%	61.2%
Gross profit	33.1%	38.8%

Operating expenses
Research and development	6.3%	1.5%
Sales and marketing	30.9%	19.0%
General and administrative	20.2%	10.5%
Total operating expenses	57.4%	31.0%
(Loss) income from operations	(24.3)%	7.8%

Revenue

For the three months ended September 30, 2019, revenue totaled $4.4 million, a year-over-year decrease of 48.4% or $4.2 million, from the three months ended September 30, 2018.

	Three Months Ended September 30, (in thousands)
Net Revenue	2019	2018
Direct-to-consumer	$1,628	$1,154
Retail	2,725	7,376
International	70	46
Total	$4,423	$8,576

Direct-to-consumer sales for the three months ended September 30, 2019 totaled $1.6 million, up $474,000 or 41.0% from the prior year period.  The increase in sales to direct-to-consumer channels was caused by a change in our marketing campaign company, better promotional scheduling and better returns on the programs already in place for our general advertising.

Sales to retailer customers for the three months ended September 30, 2019 totaled $2.7 million, down $4.7 million from the prior year period, principally reflecting decreases due to the delay, from the second fiscal quarter to the third fiscal quarter, of our load-in sales to Amazon accounts and our brick-and-mortar stores in advance of the peak holiday season.  International sales totaled $70,000, up from $46,000 in the prior year period, as a result of sales testing in Europe during the prior year period. We plan to continue testing in the international market in future years in an effort to understand international market trends.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2019 and September 30, 2018 is as follows:

	Three Months Ended September 30, (in thousands)
	2019	2018
Product revenue
AeroGardens	$3,403	$9,885
Seed pod kits and accessories	1,644	1,449
Discounts, allowances and other	(624)	(2,758)
Total	$4,423	$8,576
% of total revenue
AeroGardens	76.9%	115.2%
Seed pod kits and accessories	37.2%	16.9%
Discounts, allowances and other	(14.1)%	(32.1)%
Total	100.0%	100.0%

AeroGarden sales decreased $6.5 million, or 65.6%, from the prior year period, reflecting: decreased retail channel sales due to delay of load-in sales to online outlets and brick-and-mortar stores in advance of the peak holiday season, partially offset by increased sales of AeroGardens in our Direct-to-Consumer channel as our advertising campaigns and pay-per-click programs continued to be strong.  The increase in seed pod kit and accessory sales, from $1.4 million to $1.6 million, principally reflects the overall increase in our established base of AeroGardens and sales to retail customers at brick-and-mortar stores.  For the three months ended September 30, 2019, sales of seed pod kits and accessories represented 37.2% of total revenue, as compared to 16.9% in the prior year period, which is a result of the delay in AeroGarden retail sales in the current year.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of the total to (14.1)% from (32.1)% in the prior year period due to lower retail sales and the estimated returns, deductions for sales allowances and future discounts for in-store retail accounts.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2019 totaled $3.0 million, a decrease of $2.3 million from the three months ended September 30, 2018, due to decreased sales volume.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 66.9% of revenue as compared to 61.2% for the quarter ended September 30, 2018.  The increase in costs as a percent of revenue reflected decreased sales, including a disproportionate (compared to prior year) amount of sales related to specific deals such as Prime Day, which typically have compressed margins, one-time fees related to establishing a new warehouse location, additional warehouse fees for product preparation, and a larger proportion of sales related to seed pod kit sales that are subject to the 5% Branding fee with Scotts Miracle-Gro.

Gross Profit

Our gross profit varies based upon the factors affecting net revenue and cost of revenue (as discussed above), as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  As a result, retail and international sales generally have lower gross margins than direct-to-consumer sales.  The gross profit for the quarter ended September 30, 2019 was 33.1% as compared to 38.8% for the quarter ended September 30, 2018.  The decrease in our gross profit is due primarily to changes in customer and product mix, particularly the decline due to the delayed load-in of AeroGarden products into brick-and-mortar stores and online outlets.  Additionally, we experienced higher costs during the current year quarter as we incurred one-time fees in establishing a new warehouse location.

Research and Development

Research and development costs for the quarter ended September 30, 2019 totaled $276,000, an increase of $147,000 from the quarter ended September 30, 2018.  The increase reflects an $85,000 in personnel expenses for new employees and a company-wide incentive program, $45,000 of collaboration expenses that were offset by Scotts Miracle-Gro in the prior year quarter, and a $35,000 increase in new product development, partially offset by decreases in new product testing and certifications.

Sales and Marketing

Sales and marketing costs for the three months ended September 30, 2019 totaled $1.4 million, as compared to $1.6 million for the three months ended September 30, 2018, an increase of 16.1%, or $261,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended September 30, (in thousands)
	2019	2018
Advertising	$432	$363
Personnel	494	760
Sales commissions	14	50
Trade shows	1	2
Market research	94	127
Travel	90	61
Media production and promotional products	22	7
Quality control and processing fees	50	73
Other	172	187
	$1,369	$1,630

Advertising expense is principally comprised of the costs of development, production, printing, and postage for our catalogue mailing and web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products, in addition to generating direct-to-consumer sales.  Advertising expense totaled $432,000 for the quarter ended September 30, 2019, a year-over-year increase of 19.1%, or $69,000, due to an increase in various retail promotional programs, including keyword search campaigns, general marketing and advertising campaigns and web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2019, personnel costs for sales and marketing were $494,000, down $265,000 or 34.9% from the three months ended September 30, 2018.  The decrease reflected the incentive program estimate, which is partially based on a comparison of current year and prior year sales, partially offset by the creation of new retail support roles and a related increase in employee benefits for those employees. Personnel expenses include all related payroll expenses, including incentive programs, salaries, bonuses and employee benefits.

Other marketing expenses decreased year-over-year principally because of the delay in retail sales in the current year quarter and the related commission expense, fewer market research programs, fewer retailer marketing programs, prior year upgrade expenses for third party sales tax software and social media campaigns, partially offset by additional travel, media production discussions for television campaigns.

General and Administrative

General and administrative costs for the three months ended September 30, 2019 totaled $893,000, as compared to $898,000 for the three months ended September 30, 2018, a decrease of 0.6%, or $5,000.  The decrease is attributable to decreases in contracting fees for upgrading our website and ERP system in the prior year and the allowance for bad debt, partially offset by increases in office rent (under the new accounting guidance) maintenance/moving expenses for the new corporate headquarters.

Operating Income and Loss

Our operating loss for the three months ended September 30, 2019 was $1.1 million, a decline of $1.7 million from the operating income of $672,000 for the three months ended September 30, 2018.  The increased loss reflected lower sales in our retail channel partially offset by an increase in direct-to-consumer channels, as discussed in greater detail above.

Net Income and Loss

For the three months ended September 30, 2019, we recorded a net loss of $1.1 million as compared to a net income of $647,000 for the three months ended September 30, 2018.

Segment Results

We report our segment information in the same way that management assesses the business and makes decision regarding the allocations of resources. Factors considered in determining our reportable segments include the nature of the business activities, the reports provided to the Company’s chief operating decision maker (CODM) for operating and administrative activities, available information and information that is presented to our Board of Directors.

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

	Three Months Ended September 30, 2019
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,628	$2,795	$-	$4,423
Cost of revenue	920	2,038	-	2,958
Gross profit	708	757	-	1,465
Gross profit percentage	43.5%	27.1%	-	33.1%
Sales and marketing (1)	110	463	147	720
Segment profit	598	294	(147)	745
Segment profit percentage	36.7%	10.5%	-	16.8%

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

Six Months Ended September 30, 2019 and September 30, 2018

Summary Overview

Sales results during the first six months of our fiscal year (April-September), are historically variable as the impact of load-in timing before the holiday season fluctuates year to year.  For the six months ended September 30, 2019, total revenue was $8.9 million, down 27.8%, or $3.4 million, relative to the same period in the prior year.  The decrease was primarily due to a delay in the timing of load-in of holiday stock sales at many retail accounts, primarily from Amazon.com and Bed, Bath and Beyond, as these customers did not take load-in orders as early as they had in the prior year. Retail sales results in advance of the holiday peak season have historically fluctuated between the first six months of our fiscal year (April-September) and the first nine months of the year (April-December).  The decrease in retail sales was partially offset by sales in our direct-to-consumer channels increased by 35.3%, or $922,000, primarily due to more visibility and continued momentum from our general advertising and marketing campaign, increased user base and our increased visibility on Amazon and other select online retail distribution channels.

For the six months ended September 30, 2019, total sales of AeroGarden units decreased by 46.3% from the prior year period and seed pod kit and accessory sales increased by 27.3% over prior year period.  AeroGarden sales, net of allowances, represented 62.6% of total revenue, as compared to 78.8% in the prior year period.  This percentage decrease, on a product line basis, was attributable to a delay in the timing of load-in programs in advance of the peak holiday season, as discussed above. Total dollar sales of seed pod kits and accessories increased by $713,000 or 27.3%. As a percentage of total sales, seed pod kit and accessory sales increased from 21.2% in the prior year period to 37.4%, primarily as a result of continued customer engagement for our product after the initial purchase of an AeroGarden.

During the six months ended September 30, 2019, we spent $944,000 in advertising expenditures, a year-over-year increase of $106,000, or 12.6%, compared to the same period ended September 30, 2018. This increase was to support our retail sales channels.  These expenditures were divided as follows:

●

Direct-to-consumer advertising increased $35,000 to $188,000 during the six months ended September 30, 2019, primarily reflecting increases in specific pay-per-click advertising geared toward the direct-to-consumer customer base and direct advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense increased to $18.80 for the six months ended September 30, 2019, as compared to $17.01 for the same period in Fiscal 2019.

●

Retail advertising increased to $756,000 from $664,000 for the six months ended September 30, 2019 and September 30, 2018, respectively, as we invested in: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our retail housewares channel, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in online retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

Our gross profit for the six months ended September 30, 2019, was 32.8%, down from 38.7% in the prior year period.  The decrease in the gross profit percentage is due to timing of load-in sales to our retail channels (as discussed above), related changes in customer and product mix, and several one-time fees related to set up of a new warehouse to serve select retail customers.

In aggregate, our total operating expenses increased 6.3%, or $301,000, year-over-year, principally to support new product introductions and anticipated growth, including the following:

●	a $115,000 increase in one-time expenses for outside contractors relating to e-commerce security;
●	a $64,000 increase in new product development, prototype and design;
●	a $55,000 increase in travel to manufacturers in China, warehouses and potential domestic and European customers; and
●	a $50,000 increase in general office categories such as depreciation, insurance, repairs and maintenance, office supplies, and equipment.

Our operating loss increased $2.1 million to $2.1 million for the six months ended September 30, 2019, from operating income of $18,000 in the prior year period, primarily as a result of a delay in product load-in sales to established retail accounts, lower margins, and general operating expenses for new products and market expansion.  Historically, the first six months of the year are our slowest seasonal sales period.

Other expense for the six months ended September 30, 2019 totaled to a net other expense of $59,000, as compared to net other expense of $5,000 in the prior year period.  The current year other expense is attributable to interest expense related to the SMG Working Capital Term Loan, partially offset by other income from consulting related revenue, and foreign exchange gains.  In the prior year period, net other expense was primarily attributable to smaller amounts of interest expense due to timing of borrowing on SMG Working Capital Term Loan and larger offsets from interest income, other income from consulting related revenue, and foreign exchange gains.

The net loss for the six months ended September 30, 2019 was $2.2 million, as compared to the $13,000 income in the prior year.  The increased net loss is due to lower overall sales, which includes timing of load-in sales to retail accounts in advance of the peak holiday season and decreased margins due to several one-time expenses.

The following table sets forth, as a total percentage of sales, our financial results for the six months ended September 30, 2019, and the six months ended September 30, 2018:

	Six Months Ended September 30,
	2019	2018
Net revenue
Direct-to-consumer	39.7%	21.2%
Retail	58.1%	78.1%
International	2.2%	0.7%
Total net revenue	100.0%	100.0%

Cost of revenue	67.2%	61.3%
Gross profit	32.8%	38.7%

Operating expenses
Research and development	5.5%	2.3%
Sales and marketing	31.1%	23.3%
General and administrative	20.1%	12.9%
Total operating expenses	56.7%	38.5%
(Loss) income from operations	(23.9)%	0.2%

Revenue

For the six months ended September 30, 2019, revenue totaled $8.9 million, a year-over-year decrease of 27.8% or $3.4 million, from the six months ended September 30, 2018.

	Six Months Ended September 30, (in thousands)
Net Revenue	2019	2018
Direct-to-consumer	$3,530	$2,609
Retail	5,168	9,629
International	200	81
Total	$8,898	$12,319

Direct-to-consumer sales for the six months ended September 30, 2019, totaled $3.5 million, up $922,000 or 35.3%, from the prior year period. The increase in sales to direct-to-consumer channels was caused by our efforts to drive direct-to-consumer awareness during our non-peak season through focused marketing, better promotional scheduling, follow-on direct sales to customers that have previously purchased AeroGardens, and better returns on our general advertising programs already in place.

Sales to retailer customers for the six months ended September 30, 2019, totaled $5.2 million, down $4.5 million, or 46.3%, from the prior year period, principally reflecting delays in load-in sales to our online and brick-and-mortar stores in advance of the peak holiday season

International sales for the six months ended September 30, 2019, totaled $200,000, an increase of $119,000 from the prior year period, as a result of sales testing in Europe during the prior year period. We plan to continue testing in the international market in future years in an effort to understand the trends that impact the international market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the six months ended September 30, 2019 and September 30, 2018 is as follows:

	Six Months Ended September 30,
	2019	2018
Product revenue	(in thousands)	(in thousands)
AeroGardens	$6,809	$12,690
Seed pod kits and accessories	3,325	2,612
Discounts, allowances and other	(1,236)	(2,983)
Total	$8,898	$12,319
% of total revenue
AeroGardens	76.5%	103.0%
Seed pod kits and accessories	37.4%	21.2%
Discounts, allowances and other	(13.9)%	(24.2)%
Total	100.0%	100.0%

AeroGarden sales decreased $5.9 million, or 46.3%, from the prior year period, reflecting a delay in the load-in of retail channel sales, partially offset by increased sales of AeroGardens in our direct-to-consumer channel.  The increase in seed pod kit and accessory sales, which increased by $713,000, or 27.3%, principally reflects the continued focus on acquiring new AeroGarden customers, who have historically purchased seed pod kits and accessories after purchasing and using new AeroGardens.  For the six months ended September 30, 2019, sales of seed pod kits and accessories represented 37.4% of total revenue, as compared to 21.2% in the prior year period.  The percentage increase is due to an increase in the established base of AeroGardens.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of the total to (13.9)% from (24.2)% in the prior year period due to lower retail sales and the estimated returns, deductions for sales allowances and future discounts for in-store retail accounts.

Cost of Revenue

Cost of revenue for the six months ended September 30, 2019 totaled $6.0 million, a decrease of $1.6 million, from the six months ended September 30, 2018, due to decreased sales volume.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 67.2% of revenue as compared to 61.3% for the prior year period.

Gross Profit

Our gross profit varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  As a result, retail and international sales generally have lower gross profits than direct-to-consumer sales.  The gross profit for the six months ended September 30, 2019, was 32.8% as compared to 38.7% for the six months ended September 30, 2018.  The decrease in our gross profit percentage was primarily due to a current year delay in load-in of AeroGardens into online and brick-and-mortar stores, and resulting changes in customer and product mix.  Additionally, we experienced higher costs during the current year period as we incurred one-time fees in establishing a new warehouse location.

Research and Development

Research and development costs for the six months ended September 30, 2019, totaled $487,000, an increase of 68.2%, or $197,000, from the six months ended September 30, 2018.  The increase reflects increases in personnel expenses for new employees and a company-wide incentive program, $45,000 of collaboration expenses that were subject to offset by Miracle-Grow in the prior year period, and a $63,000 increase in new product prototype development, partially offset by decreases in new product testing and certifications.

Sales and Marketing

Sales and marketing costs for the six months ended September 30, 2019, totaled $2.8 million, as compared to $2.9 million for the six months ended September 30, 2018, a decrease of 3.5%, or $101,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Six Months Ended September 30, (in thousands)
	2019	2018
Advertising	$944	$838
Personnel	985	1,263
Sales commissions	23	56
Trade shows	1	2
Market research	145	165
Travel	156	131
Media production and promotional products	29	12
Quality control and processing fees	82	120
Other	407	286
	$2,772	$2,873

Advertising expense totaled $944,000 for the six months ended September 30, 2019, a year-over-year increase of 12.6%, or $106,000, primarily because we increased spending on general brand awareness advertising and marketing, promotional programs within our retail channel, email campaigns, and pay-per click advertising.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the six months ended September 30, 2019, personnel costs for sales and marketing were $985,000, down from $1.3 million for the six months ended September 30, 2018, a decrease of 22.0%.  The decrease primarily reflected the incentive program estimate which is partially based on a comparison of current year and prior year sales, partially offset by the creation of new retail support roles and a related increase in employee benefits for those employees.  Personnel expenses include all related payroll expenses, including incentive programs, bonuses and employee benefits.

Other marketing expenses increased year-over-year due to additional travel, social media, market research programs, retailer marketing programs, third party sales tax software and new products that were initiated during the current year period.

General and Administrative

General and administrative costs for the six months ended September 30, 2019, totaled $1.8 million, as compared to $1.6 million for the six months ended September 30, 2018, an increase of 12.9%, or $204,000.  The increase is attributable to increases in: (i) consulting and legal fees associated with a credit card breach; (ii) payroll-related expenses, including incentive programs, salaries, bonuses and employee benefits; (iii) office rent (under new accounting guidance) and maintenance/moving expenses for the corporate headquarters; and (iv) depreciation expense. These increases were partially offset by decreases in the allowance for bad debt, and reduced consulting services in conjunction with the upgrade of our website and ERP system.

Operating Income and Loss

Operating loss for the six months ended September 30, 2019 was $2.1 million, a decrease of $2.1 million from the operating income of $18,000 for the six months ended September 30, 2018.  The increase in operating loss was attributable to delayed sales in the retail sales channel, partially offset by increased sales in direct-to consumer channels.

Net Income and Loss

The net loss for the six months ended September 30, 2019 was $2.2 million, as compared to $13,000 net income in the prior-year period as discussed above.

Segment Results

We report our segment information in the same way that management assesses the business and makes decision regarding the allocations of resources

	Six Months Ended September 30, 2019
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$3,530	$5,368	$-	$8,898
Cost of revenue	2,309	3,668	-	5,977
Gross profit	1,221	1,700	-	2,921
Gross profit percentage	34.6%	31.7%	-	32.8%
Sales and marketing (1)	142	1,065	319	1,526
Segment profit	1,079	635	(319)	1,395
Segment profit percentage	30.6%	11.8%	-	15.7%

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

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $4.7 million for the six months ended September 30, 2019, as compared to cash used of $9.7 million in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt expense allowances, inventory allowances, and accretion, totaled to a net gain of $331,000 for the six months ended September 30, 2019, as compared to a net gain of $240,000 in the prior year period.  The increase principally reflected non-cash charges arising from depreciation and amortization of lease liability and right-of-use asset.

Changes in current assets used net cash of $3.2 million during the six months ended September 30, 2019, principally from increases in inventory, prepaid and deposit balances as we ramp up for our peak sales season, which historically begins in the third fiscal quarter.

As of September 30, 2019, the total inventory balance was $11.4 million, representing approximately 200 days of sales activity, and 355 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended September 30, 2019, respectively.  The days in inventory calculation based on the three months of sales activity can vary greatly due to the seasonality of our sales, which are at their highest level during the quarter ended December 31.  The twelve months’ days in inventory calculation is based on the twelve months of sales activity and is less impacted by the seasonality of our sales.

Current operating liabilities increased $334,000 during the six months ended September 30, 2019, principally because of an increase in accounts payable.  Accounts payable as of September 30, 2019, totaled $3.1 million, representing approximately 35 days of daily expense activity, and 52 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended September 30, 2019, respectively.

Net investment activity used $396,000 of cash in the current year period, principally because of the purchases of equipment as we change our supply manufacturers and introduce new products.

Net financing activity provided net cash of $4.4 million during the six months ended September 30, 2019, principally due to the Term Loan and payments on the capital lease.

Cash

As of September 30, 2019, we had a cash balance of $1.0 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $1.8 million as of March 31, 2019, of which $15,000 was restricted.  The decrease in cash is primarily attributable to the purchase of inventory in the current quarter to meet peak season sales demand, in particular to satisfy the current period load-in sales with new and expanded brick-and-mortar retail customers.

Borrowing Agreements

As of September 30, 2019 and March 31, 2019, we have $4.4 million and zero, respectively, of outstanding long-term debt. We have entered into a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million and Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro. As of September 30, 2019 and March 31, 2019, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	September 30, 2019	March 31, 2019
	(in thousands)	(in thousands)
Notes payable-related party	$4,416	$-
Total debt	4,416	-
Less notes payable and current portion – long term debt	3,516	-
Long term debt	$900	$-

After September 30, 2019, we borrowed an additional $1.0 million under the Working Capital Term Loan, bringing the total principal amount of both loans due to $5.4 million.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

●	our cash of $1.0 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of September 30, 2019;
●	our cash of $494,000 ($15,000 of which is restricted as collateral for our various corporate obligations) as of November 5, 2019;
●

the continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Working Capital Term Loan of up to $10.0 million from Scotts Miracle-Gro and Real Estate Term loan of up to $1.5 million, of which we had borrowed $4.4 million and $5.4 million of the combined $11.5 million in principal amount as of September 30, 2019 and November 5, 2019, respectively;

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

On June 20, 2019, the Company entered into a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, the Company may pay down and reborrow during the Term Loan, not to exceed $10.0 million with a due date of March 31, 2020.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum to be paid quarterly in arrears in cash, at the end of each September, December and March.  The funds provide general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  We have borrowed $4.5 million as of November 5, 2019 and can reborrow amounts repaid against the $10.0 million loan in order to purchase inventory during our peak selling season.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The funding provides capital to fund real estate related lease obligations. The proceeds will be made available as needed in increments of $100,000 not to exceed $1.5 million with a due date of March 31, 2022. Interest will be charged at the stated rate of 10% and will be paid quarterly in arrears on each of April 30, July 31, October 31 and January 31. As of September 30, 2019, the Company had borrowed $900,000 under the Real Estate Term Loan. See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2019.

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

AeroGrow International, Inc.

Date: November 12, 2019	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: November 12, 2019	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)