Form 10-Q
period 2019-12-31
AeroGrow International, Inc.
filed 2020-02-11
CIK 1316644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of issuer’s common stock outstanding as of February 7, 2020:  34,328,036

AeroGrow International, Inc.

FORM 10-Q REPORT

December 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	December 31, 2019	March 31, 2019
(in thousands, except share and per share data) ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$2,278	$1,741
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $381 and $89 at December 31, 2019 and March 31, 2019, respectively	8,734	5,102
Other receivables	623	207
Inventory, net	7,290	8,440
Prepaid expenses and other	1,722	490
Total current assets	20,662	15,995
Property and equipment and intangible assets, net of accumulated depreciation of $5,284 and $4,828 at December 31, 2019 and March 31, 2019, respectively	1,184	1,006
Operating lease right of use	743	-
Deposits	769	39
Total assets	$23,358	$17,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,657	$1,508
Accounts payable related party	2,000	1,102
Accrued expenses	2,284	1,437
Customer deposits	124	181
Notes payable related party-current portion	2,515	-
Debt associated with sale of intellectual property-current portion	19	25
Total current liabilities	9,599	4,253
Long term liabilities
Debt associated with sale of intellectual property	10	23
Finance lease liability	39	72
Operating lease liability	1,236	-
Notes payable related party	900	-
Other liability	240	240
Total liabilities	12,024	4,588
Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	34	34
Additional paid-in capital	140,817	140,817
Accumulated deficit	(129,517)	(128,399)
Total stockholders’ equity	11,334	12,452
Total liabilities and stockholders’ equity	$23,358	$17,040

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
(in thousands, except per share data)	2019	2018	2019	2018
Net revenue	$18,526	$12,941	$27,424	$25,261
Cost of revenue	12,001	8,930	17,978	16,487
Gross profit	6,525	4,011	9,446	8,774

Operating expenses
Research and development	308	76	794	366
Sales and marketing	3,780	3,898	6,553	6,770
General and administrative	1,230	572	3,017	2,155
Total operating expenses	5,318	4,546	10,364	9,291

Profit (loss) from operations	1,207	(535)	(918)	(517)

Other (expense) income, net
Interest expense – related party	(137)	(156)	(191)	(185)
Other (expense) income, net	(4)	(16)	(9)	7
Total other (expense) income, net	(141)	(172)	(200)	(178)

Net income (loss)	$1,066	$(707)	$(1,118)	$(695)

Net income (loss) per share, basic and diluted	$0.03	$(0.02)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	34,328	34,328	34,328	34,328

See accompanying notes to the condensed financial statements.

 AEROGROW INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three months ended December 31, 2019
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, September 30, 2019	-	$-	34,328,036	$34	$140,817	$(130,583)	$10,268
Net income	-	-	-	-	-	1,066	1,066
Balances, December 31, 2019	-	$-	34,328,036	$34	$140,817	$(129,517)	$11,334

	Three months ended December 31, 2018
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, September 30, 2018	-	$-	34,328,036	$34	$140,817	$(128,096)	$12,755
Net (loss)	-	-	-	-	-	(707)	(707)
Balances, December 31, 2018	-	$-	34,328,036	$34	$140,817	$(128,803)	$12,048

	Nine months ended December 31, 2019
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, March 31, 2019	-	$-	34,328,036	$34	$140,817	$(128,399)	$12,452
Net (loss)	-	-	-	-	-	(1,118)	(1,118)
Balances, December 31, 2019	-	$-	34,328,036	$34	$140,817	$(129,517)	$11,334

	Nine months ended December 31, 2018
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, March 31, 2018	-	$-	34,328,036	$34	$140,817	$(128,108)	$12,743
Net (loss)	-	-	-	-	-	(695)	(695)
Balances, December 31, 2018	-	$-	34,328,036	$34	$140,817	$(128,803)	$12,048

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net (loss)	$(1,118)	$(695)
Adjustments to reconcile net (loss) to cash (used) by operations:
Depreciation and amortization expense	456	308
Amortization of lease liability and right of use asset	46	-
Bad debt expense	293	40
Inventory allowance	5	40
Accretion of debt associated with sale of intellectual property	(19)	(24)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(3,925)	(4,260)
Decrease in other receivable	31	103
Decrease (increase) in inventory	1,145	(5,266)
(Increase) in prepaid expenses and other	(1,232)	(703)
(Increase) in deposits	(730)	-
Increase in accounts payable	2,047	1,170
Increase (decrease) in accrued expenses	847	(492)
Increase in accrued interest-related party	15	155
(Decrease) increase in customer deposits	(57)	154
Net cash (used) by operating activities	(2,196)	(9,470)
Cash flows from investing activities:
Purchases of equipment	(634)	(843)
Net cash (used) by investing activities	(634)	(843)
Cash flows from financing activities:
Proceeds from notes payable-related party	5,400	6,000
Repayment of notes payable-related party	(2,000)	-
Repayment of capital lease	(33)	(6)
Net cash provided by financing activities	3,367	5,994
Net increase (decrease) in cash	537	(4,319)
Cash, cash equivalents and restricted cash, beginning of period	1,756	7,497
Cash, cash equivalents and restricted cash, end of period	$2,293	$3,178

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Nine Months Ended December 31, (in thousands)
	2019	2018
Cash paid during the year for:
Interest-related party	$136	$24
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Initial recognition of right-of-use asset (Note 8)	$805	$-
Tenant improvement allowance (Note 8)	$585	$-
Initial lease liability arising from right-of-use asset (Note 8)	$805	$-

AEROGROW INTERNATIONAL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (collectively, the “Company,” “AeroGrow,” “we,” “our,” or “us”) was incorporated in the State of Nevada on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution via online retail outlets and brick-and-mortar storefronts, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe.

2.    Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, (“Fiscal 2019”), as filed with the SEC on June 26, 2019.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2019, the results of operations for the three- and nine–month periods ended December 31, 2019 and 2018, and the cash flows for the nine–month periods ended December 31, 2019 and 2018. The results of operations for the three and nine months ended December 31, 2019 are not necessarily indicative of the expected results of operations for the full year or any future period. In this regard, the Company’s business is highly seasonal, with approximately 66.2% of revenues in the fiscal year ended March 31, 2019 (“Fiscal 2019”) occurring in the four consecutive calendar months of October through January.  Furthermore, during the nine-month period ended December 31, 2019, the Company continued to expand its distribution channel to prepare for the peak sales season.  The balance sheet as of March 31, 2019 is derived from the Company’s audited financial statements.

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

On June 20 2019, the Company entered into a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million and a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”).  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” below.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted into common stock at the beginning of the periods presented. Securities that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS and include the following: (i) employee stock options to purchase 11,000 shares of common stock for the period ended December 31, 2019; and (ii) employee stock options to purchase 93,000 shares of common stock for the period ended December 31, 2018.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash:

The Company maintains cash depository accounts with financial institutions.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of December 31, 2019 and two institutions as of March 31, 2019.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:

For the three months ended December 31, 2019, the Company had two customers, Amazon.com and Woot.com, that represented 30.2% and 12.5% of the Company’s net revenue, respectively. For the three months ended December 31, 2018, the Company had two customers, Amazon.com and Woot.com, that represented 26.7% and 10.9% of the Company’s net revenue. For the nine months ended December 31, 2019, the Company had one customer, Amazon.com, that represented 35.8% of the Company’s net revenue. For the nine months ended December 31, 2018, the Company had one customer, Amazon.com, that represented 38.3% of the Company’s net revenue, respectively.

As of December 31, 2019, the Company had one customer, Amazon.com, which represented 35.5% of the Company’s outstanding accounts receivable.  As of March 31, 2019, the Company had two customers, Amazon.com and Target, which represented 44.3% and 12.0%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers:

For the three months ended December 31, 2019, the Company purchased inventory and other inventory-related items from one supplier totaling $4.2 million. For the three months ended December 31, 2018, the Company purchased inventory and other inventory-related items from one supplier totaling $4.3 million. For the nine months ended December 31, 2019, the Company purchased inventory and other inventory-related items from one supplier totaling $10.5 million. For the nine months ended December 31, 2018, the Company purchased inventory and other inventory-related items from one supplier totaling $15.5 million.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation/shipping, third-party labor, spread and virulence of diseases, and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations especially in the short term.

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

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses, and notes payable related party approximates their fair value at December 31, 2019 and March 31, 2019 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined by utilizing Level 3 inputs.  As discussed below in Notes 3 and 4, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of December 31, 2019 and March 31, 2019, the fair value of the Company’s note payable sale of intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  As of December 31, 2019, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Direct-to-consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $381,000 and $89,000 at December 31, 2019 and March 31, 2019, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Fidelity Information Services, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2019 and March 31, 2019, the balance in this reserve account was $176,000 and $207,000, respectively. The other receivables also include $585,000 for the estimated leasehold improvement reimbursement from the landlord of the new lease discussed within the lease section.

Inventory

Inventory is valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor, and manufacturing overhead are included in inventory costs. The Company records raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers. Inventory values at December 31, 2019 and March 31, 2019 were as follows:

	December 31, 2019	March 31, 2019
	(in thousands)	(in thousands)
Finished goods	$5,709	$7,071
Raw materials	1,581	1,369
Total inventory	$7,290	$8,440

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2019 and March 31, 2019, the Company had reserved $131,000 and $126,000 for inventory obsolescence, respectively.  The inventory values are shown net of these reserves.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products and the risk of loss to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.  The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2019 or March 31, 2019.

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

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on our historical industry experience. As of December 31, 2019 and March 31, 2019, the Company reduced accounts receivable $1.4 million and $1.2 million, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” and “accrued expenses” line of the balance sheets, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $211,000 and $166,000 as of December 31, 2019 and March 31, 2019, respectively.  These expenses are recorded in the accrued expenses line of the condensed balance sheets.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retail customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of December 31, 2019 and March 31, 2019, the Company has recorded a reserve for customer returns of $517,000 and $313,000, respectively. Additionally, the Company calculates specific returns for any customers that are deemed to have a right of return and the customer specific calculation is reviewed for reasonableness at the end of each period. These expenses are recorded as an offset to the accounts receivable line of the condensed balance sheets.

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

Advertising expense for the three and nine months ended December 31, 2019 and December 31, 2018, were as follows:

	Three Months Ended December 31, (in thousands)		Nine Months Ended December 31, (in thousands)
	2019	2018	2019	2018
Direct-to-consumer	$338	$168	$526	$321
Retail	1,468	2,110	2,222	2,774
Brand and other	917	276	919	297
Total advertising expense	$2,723	$2,554	$3,667	$3,392

As of December 31, 2019 and March 31, 2019, the Company deferred $107,000 and $3,000, respectively, related to such media and advertising costs, which include the catalogue cost described above and commercial production costs.  The costs are included in the prepaid expenses and other line of the condensed balance sheets.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period, and early adoption is permitted. The Company is in the process of evaluating the potential impact of this new guidance on the Company’s financial statements and related disclosures.

Accounting Standards Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which, among other things, requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases. The Company adopted ASC 842 effective April 1, 2019 utilizing the modified retrospective approach such that prior year Financial Statements were not recast under the new standard. Adoption of this standard resulted in changes to the Company’s Condensed Balance Sheets, Condensed Statements of Operations and accounting policies for leases but did not have an impact on the Statements of Cash Flows. See Note 8 for additional information regarding the new standard and its impact on the Company’s Financial Statements.

In addition, the Company elected the package of practical expedients permitted under the transition guidance to not reassess: (1) whether any expired or existing contracts are, or contain, leases; (2) the lease classification for expired or existing leases; and (3) initial direct costs for existing leases.

The adoption of the guidance resulted in the recognition of ROU assets of $805,000 which amortization of the ROU began in June 2019 and additional lease liabilities for operating leases of $805,000 as of April 1, 2019. The guidance had an impact on the Company's condensed statements of operations from the adoption date forward based on amortization of the asset and liability. See Note 8 for disclosures related to the Company's leases.

3.    Notes Payable, Long Term Debt and Current Portion – Long Term Debt

The following represents the changes to our Notes Payable and Long Term Debt for the periods presented. For a detailed discussion on our previously outstanding Notes Payable, Long Term Debt and Current Portion – Long Term Debt, refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, as filed with the SEC on June 26, 2019.  The following summarizes the changes to our Notes Payable, Long Term Debt and Current Portion – Long Term Debt for the periods presented.

As of December 31, 2019 and March 31, 2019, the outstanding balance of the Company’s notes payable and debt, including accrued interest, is as follows:

	December 31, 2019 (in thousands)	March 31, 2019 (in thousands)
Notes payable and debt-related party	3,415	-
Sale of intellectual property liability (see Note 4)	29	48
Total notes payable and debt	3,444	48
Less current portion – long term debt	2,534	25
Long term debt	$910	$23

Scotts Miracle-Gro Term Loan

On June 20, 2019, the Company renewed a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, the Company may pay down and reborrow during the Term Loan, not to exceed $10.0 million with a due date of March 31, 2020.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum and will be paid, in cash, quarterly in arrears at the end of each September, December and March. The funds provided under the Term Loan are used for general working capital and to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan permits prepayments without penalty or premium and, as of December 31, 2019, the Company had borrowed $4.5 million under the Term Loan and repaid $2.0 million of principal.  The Term Loan Agreement was filed as an exhibit to a Current Report on Form 10-K filed with the SEC on June 26, 2019. Refer to Note 10 “Subsequent Events” for additional information regarding the term loan.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement with Scotts Miracle-Gro in the principal amount of up to $1.5 million, with a due date of March 31, 2022.  The funding provides capital to fund real estate related lease obligations in increments of $100,000. Interest will be charged at the stated rate of 10% and will be paid quarterly in arrears on each of April 30, July 31, October 31 and January 31. As of December 31, 2019, the Company had borrowed $900,000 under the Real Estate Term Loan.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company and Scotts Miracle-Gro, the owner of approximately 80.5% of the Company’s outstanding common stock, have entered into an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement, each of which has been filed with the SEC.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company (a) received cash from Scotts Miracle-Gro, (b) agreed to pay a specified percentage of its revenue to Scotts Miracle-Gro for a defined period, and (c) has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of December 31, 2019 and March 31, 2019, a liability of $29,000 and $48,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of December 31, 2019 and March 31, 2019, the accrued liability for the Technology Licensing Agreement, which is calculated as 2% of the annual net sales, amounts to $1.2 million and $680,000, respectively.  The accrued liability for the Brand License Agreement, which is calculated at an amount equal to 5% of all seed kit and seed kit related sales, amounts to $767,000 and $422,000 as of December 31, 2019 and March 31, 2019, respectively.

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

In conjunction with the private offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. For more details regarding these agreements, please refer to Note 3 “Scotts Miracle-Gro Transactions” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on June 26, 2019.  See also Note 3 above for a description of the Term Loan with Scotts Miracle-Gro.

5.    Equity Compensation Plans

For the three- and nine-month periods ended December 31, 2019 and December 31, 2018, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan until a new plan is adopted.

During the three and nine months ended December 31, 2019, zero and 93,000 options to purchase shares of common stock were cancelled or expired, respectively, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three and nine months ended December 31, 2018, 20,000 and 70,000 options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of December 31, 2019, the Company had no unvested outstanding options to purchase shares of the Company’s common stock that will result in no additional compensation expense.

Information regarding all stock options outstanding under the 2005 Plan as of December 31, 2019 is as follows:

	OPTIONS OUTSTANDING AND EXERCISABLE
		Weighted-
		Average	Weighted-	Aggregate
		Remaining	Average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.55	11	0.63	$1.55
	11	0.63	$1.55	$-

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was December 31, 2019.

6.    Income Taxes

The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

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

A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of December 31, 2019 and March 31, 2019, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2019, as filed with the SEC on June 26, 2019 for a detailed discussion of related party transactions.

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

8.    Leases

The Company adopted ASU 2016-02, "Leases" “ASC 842” on April 1, 2019, the Company adopted using the modified retrospective approach applied to all leases with a remaining lease term greater than one year. Results for reporting periods beginning after April 1, 2019, are presented in accordance with the new guidance under ASC 842, while prior period amounts are not restated. The adoption of the new lease guidance resulted in the Company recognizing operating lease ROU assets and lease liabilities based on the present value of remaining minimum lease payments less incentives for tenant improvements. For the discount rate assumption, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated incremental borrowing rate, in determining the present value of lease payments. There was no impact to opening retained earnings.

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

December 31, 2019
(in thousands)
Assets
Operating lease ROU assets	$743

Liabilities
Operating lease, noncurrent	$1,236

As of December 31, 2019, the weighted average remaining lease term for operating leases was 7 years, and the weighted average discount rate was 10%.

The table below sets forth the future cash payments under such agreements for the remaining years are as follows:

Year Ending	Operating Leases	Financing Leases
	(in thousands)	(in thousands)
March 31, 2020	$63	11
March 31, 2021	257	30
March 31, 2022	266	-
March 31, 2023	275	-
March 31, 2024	285	-
Thereafter	754	-
Total lease payments	$1,900	41
Less: amount of lease payments representing interest and expected receipt of lease incentive	(1,111)	(2)
Present value of future minimum lease payments	789	39
Plus: net, lease incentive and current obligations under leases	447	(39)
Long-term lease obligations	$1,236	0

Rent expense for the three month ended December 31, 2019 and 2018 was $118,000 and $85,000, respectively. Rent expense for the nine months ended December 31, 2019 and 2018 was $383,000 and $250,000, respectively.

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

	Three Months Ended December 31, 2019
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$4,666	$13,860	$-	$18,526
Cost of revenue	3,003	8,998	-	12,001
Gross profit	1,663	4,862	-	6,525
Gross profit percentage	35.6%	35.0%	-	35.2%
Sales and marketing (1)	546	1,559	951	3,056
Segment profit	1,117	3,303	(951)	3,469
Segment profit percentage	23.9%	23.8%	-	18.7%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Part II. Item 2. of this Quarterly Report on Form 10-Q (the “MD&A”).

	Three Months Ended December 31, 2018
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$2,872	$10,069	$-	$12,941
Cost of revenue	2,223	6,707	-	8,930
Gross profit	649	3,362	-	4,011
Gross profit percentage	22.6%	33.4%	-	31.0%
Sales and marketing (1)	493	2,170	723	3,386
Segment profit	156	1,192	(723)	625
Segment profit percentage	5.4%	11.8%	-	4.8%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Nine Months Ended December 31, 2019
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$8,196	$19,228	$-	$27,424
Cost of revenue	5,312	12,666	-	17,978
Gross profit	2,884	6,562	-	9,446
Gross profit percentage	35.2%	34.1%	-	34.4%
Sales and marketing (1)	790	2,510	1,282	4,582
Segment profit	2,094	4,052	(1,282)	4,864
Segment profit percentage	25.5%	21.1%	-	17.7%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

	Nine Months Ended December 31, 2018
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,480	$19,780	$-	$25,260
Cost of revenue	3,617	12,870	-	16,487
Gross profit	1,863	6,910	-	8,773
Gross profit percentage	34.0%	34.9%	-	34.7%
Sales and marketing (1)	655	2,954	1,080	4,689
Segment profit	1,208	3,956	(1,080)	4,084
Segment profit percentage	22.0%	20.0%	-	16.2%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A.

10.    Subsequent Events

As disclosed in Note 3 above, the Company may pay down the Working Capital Term Loan with a due date of March 31, 2020.  In January and February, 2020, the Company fully repaid the remaining $2.5 million in principal and interest under the Working Capital Term Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2019 and December 31, 2018.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended December 31, 2019 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing necessary to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2019.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

As discussed in Note 4 to the Company’s Condensed Consolidated financial statements, in April 2013 we entered into a strategic alliance with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”). As part of the strategic alliance, we entered into several agreements with Scotts Miracle-Gro, including: (i) a Securities Purchase Agreement in which Scotts Miracle-Gro invested approximately $4.0 million in the Company; (ii) a $500,000 Intellectual Property Sale Agreement; (iii) a Technology Licensing Agreement; (iv) a Brand License Agreement; and (v) a Supply Chain Management Agreement. Scotts Miracle-Gro currently owns approximately 80,5% of our outstanding common stock.

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

On June 20, 2019, the Company entered into a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, and the Company may pay down and reborrow during the Term Loan, not to exceed $10.0 million with a due date of March 31, 2020.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum and is payable quarterly in arrears, at the end of each September, December and March. The funding provides general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $100,000, and the Company may pay down and reborrow during the Term Loan, not to exceed $1.5 million with a due date of March 31, 2022.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum and is payable quarterly in arrears on each of April 30, July 31, October 31 and January 31. See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

Results of Operations

Three Months Ended December 31, 2019 and December 31, 2018

Summary Overview

For the three months ended December 31, 2019, we generated $18.5 million of total net revenue, an increase of 43.2%, or $5.6 million, relative to the same period in the prior year.  Retail sales increased 46.4% to $13.6 million, primarily due to timing of load-in sales to the brick-and-mortar customers which occurred in the prior year at the end of the quarter ended September 30, 2018, as well as new retail accounts and continued strong sales with our web/internet channels (Amazon.com, Bed, Bath & Beyond, Kohls.com, Walmart.com, etc.).  In addition, we expect returns from brick and mortar retail customers to decrease as a result of improved advertising efforts, which generate better understanding of the product by end users. Sales in our direct-to-consumer channel increased 62.4%, to $4.7 million.  This increase resulted primarily from our efficiency of our promotional campaigns, scheduled promotional calendar and redesigned and effective website.

For the three months ended December 31, 2019, total gross dollar sales of AeroGarden units increased by 35.3% from the prior year period.  Seed pod kit and accessory sales increased by 28.8% over the prior year period. AeroGarden sales, net of allowances, represented 81.1% of total revenue, as compared to 79.0% in the prior year period.  This percentage increase, on a product line basis, was attributable to the later load-in of brick-and-mortar sales in the quarter, which tends initially to favor garden sales over seed pod kit or accessory sales, especially during the high demand holiday season.  Seed pod kit and accessory sales decreased as a percent of the total to 18.9% from 21.0% due to the increase in the sales of AeroGardens. The decrease in sales of seed pod kits and accessories are typically dependent on prior purchases of gardens. As noted above, the increase in seed pod kit and accessories sales as a percentage of revenue represented a total dollar sales increase of $783,000 or 28.8%.

The Company continues to spend advertising dollars in order to strategically build market awareness of the AeroGrow brand, as well as the product line.  During the three months ended December 31, 2019, we spent $2.7 million in advertising expenditures, an increase of $169,000, or 6.6%, compared to the same period ended December 31, 2018. This increase was primarily due to an increase in our retail marketing campaigns and change in the advertising program mix, from digital advertising to television-related advertising. The advertising expenditures were divided as follows:

●

Retail-specific advertising decreased to $1.5 million from $2.1 million for the three months ended December 31, 2019 and December 31, 2018, respectively, as the Company changed from platforms focused on our retail outlets (e.g. website banner ads, email blasts, targeted search campaigns, inclusion in retail catalogues, etc.) towards more general and broad programs designed to generate product and brand awareness.

●

The Company continues to drive category and brand awareness the quarter ended December 31, 2019 and December 31, 2018, we spent approximately $917,000 and $276,000, respectively, in linear TV, Online TV, Connected TV, general TV, YouTube, Facebook and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

●

Finally, direct-to-consumer advertising increased to $338,000 from $168,000 for the three months ended December 31, 2019 and December 31, 2018, respectively.  This increase reflects an increase in spending for catalogues, pay-per-click campaigns, and other social media expenditures.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, decreased to $13.79 for the three months ended December 31, 2019, a 19.3% decline from $17.09 for the same period in Fiscal 2019, in part due to the spillover effect of increased sales through retail outlets.

Gross profit for the three months ended December 31, 2019 was 35.2%, up from 31.0% in the prior year period. This increase was attributable to the following factors: (1) the introduction of new products with higher margins; (2) better pricing strategies in the direct-to-consumer channel as compared to the prior year quarter; and (3) a shift to retailers with higher margins and the impact of a lower return reserve.  This increase was partially offset by increases in shipping costs and warehousing costs, as we began using several different warehouses that put us in a better position to fulfill orders as we grow.

In aggregate, our total operating expenses increased 17.0%, or $772,000, year-over-year, principally as we drive our business toward future growth.  The increase in gross spending was attributable to a $644,000 increase in personnel expenses driven by the company-wide incentive program and a few increases in employee headcount, $310,000 increase in bad debt and depreciation expenses, and approximately $75,000 of various contracted services, including web services, brick-and-mortar product set up and legal fees. This increase was partially offset by approximately $252,000 of reduced media, advertising, marketing expenses, new product development costs and company-wide travel expenses.

Our operating profit was $1.2 million for the three months ended December 31, 2019, as compared to an operating loss of $535,000 in the prior year period, for the reasons disclosed above.

Net other expense for the three months ended December 31, 2019 totaled $141,000, as compared to net other expense of $172,000 in the prior year period.  The decrease is primarily attributable to $20,000 of reduced interest expense on the current year Term Loan as the average outstanding balance decreased.

Net income for the three months ended December 31, 2019 was $1.1 million, as compared to net loss of $707,000 in the prior year quarter.  The increase in net income is primarily a result of the overall increase in net sales discussed above.

The following table sets forth, as a percentage of sales, our financial results for the three months ended December 31, 2019 and the three months ended December 31, 2018:

	Three Months Ended December 31,
	2019	2018
Net revenue
Direct-to-consumer	25.2%	22.2%
Retail	73.3%	71.7%
International	1.5%	6.1%
Total net revenue	100.0%	100.0%

Cost of revenue	64.8%	69.0%
Gross profit	35.2%	31.0%

Operating expenses
Research and development	1.7%	0.6%
Sales and marketing	20.4%	30.1%
General and administrative	6.6%	4.4%
Total operating expenses	28.7%	35.1%
Income (loss) from operations	6.5%	(4.1)%

Revenue

For the three months ended December 31, 2019, revenue totaled $18.5 million, a year-over-year increase of 43.2% or $5.6 million, from the three months ended December 31, 2019.

	Three Months Ended December 31, (in thousands)
Net Revenue	2019	2018
Direct-to-consumer	$4,665	$2,872
Retail	13,579	9,274
International	282	795
Total	$18,526	$12,941

Direct-to-consumer sales for the three months ended December 31, 2019 totaled $4.7 million, up $1.8 million, or 62.4%, from the prior year period.  The increase in sales through direct-to-consumer channels is due a change in our marketing campaign contractor, better promotional scheduling and better returns on the general advertising programs established in the prior year quarter.

Sales to retailer customers for the three months ended December 31, 2019 totaled $13.6 million, up $4.3 million, or 46.4%, principally reflecting the delayed timing of our load-in of sales to our brick-and-mortar stores and the additional testing of several new retail accounts.

International sales totaled $282,000, as compared to $795,000 in the prior year period, as we continue to selectively test international markets in order to understand the trends, distribution models and acceptance of our products in the international market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2019 and December 31, 2018 is as follows:

	Three Months Ended December 31, (in thousands)
	2019	2018
Product revenue
AeroGardens	$18,845	$13,925
Seed pod kits and accessories	3,498	2,715
Discounts, allowances and other	(3,817)	(3,699)
Total	$18,526	$12,941
% of total revenue
AeroGardens	101.7%	107.6%
Seed pod kits and accessories	18.9%	21.0%
Discounts, allowances and other	(20.6)%	(28.6)%
Total	100.0%	100.0%

AeroGarden sales increased $4.9 million, or 35.3%, from the prior year period, reflecting increased retail channel sales due to delayed timing of the load-in into brick-and-mortar stores in the quarter.  The increase in seed pod kit and accessory sales of $783,000, or 28.8%, principally reflects the increase in our established base of AeroGardens. For the three months ended December 31, 2019, sales of seed pod kits and accessories represented 18.9% of total revenue, as compared to 21.0% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of total revenue to (20.6)% from (28.6)% in the prior year period, primarily due to decreases in revenue deductions for estimated future returns and sales discounts and allowances for certain retail accounts. At the end of each reporting period we analyze the possibility of product returns from customers and determine if specific reserves are satisfactory or should be adjusted and determined the customer specific reserve was appropriate.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2019 totaled $12.0 million, an increase of $3.1 million, or 34.4%, from the three months ended December 31, 2018.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 64.8% of revenue, as compared to 69.0% for the quarter ended December 31, 2018.  The percentage decrease was primarily attributable to increased sales during the current quarter for customers with a higher margin product mix, partially offset by higher shipping and order fulfillment costs, as we began using additional warehouses that put us in a better position for long-term growth.

Gross Profit

Our gross profit varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  We have continued to test international test markets through Amazon in various countries, so this margin model may change over time.   The gross profit for the quarter ended December 31, 2019 was 35.2%, as compared to 31.0% for the quarter ended December 31, 2018.  The increase in our gross profit was primarily due to the shift to retailers with higher margin products and the impact of a lower return reserve, partially offset by one-time fees related to establishing new retail customers and additional shipping costs.

Research and Development

Research and development costs for the quarter ended December 31, 2019 totaled $308,000, an increase of $232,000 from the quarter ended December 31, 2018.  The increase principally reflected expense increases of $118,000 related to new product design, development and testing, $83,000 in personnel expenses for full time employees and the company-wide incentive program, and $40,000 due to the termination of a collaboration expense offset program with Scotts Miracle-Gro.

Sales and Marketing

Sales and marketing costs for the three months ended December 31, 2019 totaled $3.8 million, as compared to $3.9 million for the three months ended December 31, 2018, a decrease of 3.0%.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and order processing for our products, and consisted of the following:

	Three Months Ended December 31, (in thousands)
	2019	2018
Advertising	$2,723	$2,554
Personnel	571	328
Sales commissions	44	47
Trade shows	7	-
Market research	112	-
Travel	43	59
Media production and promotional products	35	54
Quality control and processing fees	65	78
General brand marketing	-	567
Other	180	211
	$3,780	$3,898

Advertising expense is composed primarily of television advertising, catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  As noted above, during the three months ended December 31, 2019, we spent $2.7 million in advertising expenditures to support our retail and direct-to-consumer channels, a 6.6% year-over-year increase compared to the same period in Fiscal 2019.  The increase resulted from retail-specific advertising, which increased to $2.7 million from $2.6 million, as the Company invested more in driving brand product awareness through platforms made available by our retail partners, including increased spending in (i) general TV, YouTube, Facebook and other general media advertising and (2) direct-to-consumer advertising.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2019, personnel costs for sales and marketing were $571,000, up $243,000 or 74.2% from the three months ended December 31, 2018.  The increase reflected the estimated employee incentive program expenses.  Personnel expenses include all related payroll including departmental incentive programs, including salaries, bonuses and employee benefits.

Other marketing expenses decreased year-over-year principally because of changes in overall promotional programs including a decrease in social media, digital marketing, market research programs and retailer marketing programs.

General and Administrative

General and administrative costs for the three months ended December 31, 2019 totaled $1.2 million, as compared to $572,000 for the three months ended December 31, 2018, an increase of 115.2%, or $658,000, primarily due to increases in the departmental incentive program, bad debt and depreciation expense, and the use of outside contractors for improved webhosting/system integration, and legal expenses.

Operating Income and Loss

Our operating income for the three months ended December 31, 2019 was $1.2 million, an increase of $1.7 million from a $535,000 operating loss for the three months ended December 31, 2018. The increase reflected increased sales in both our retail and direct-to-consumer channels, along with fewer revenue reductions for various returns and allowances, partially offset by increases in operating expenses, including overall general advertising, as discussed in greater detail above.

Net Income and Loss

For the three months ended December 31, 2019, we recorded net income of $1.1 million, a $1.8 million increase over the $707,000 net loss for the three months ended December 31, 2018.  The increase in the net income is primarily a result of increased sales volume in the current year period, partially offset by the increase in operating expenses.

Nine Months Ended December 31, 2019 and December 31, 2018

Summary Overview

For the nine months ended December 31, 2019, total revenue increased $2.2 million, or 8.6%, to $27.4 million relative to the same period in the prior year.  Retail sales decreased $158,000, or 0.8%, due to fewer gardens sold to retailers, as we adopted a marketing strategy designed to focus on retailers with the lowest product returns. Sales in our direct-to-consumer channel increased 49.6%, or $2.7 million, primarily due to visibility and continued momentum from our general advertising and marketing campaign, increased user base, and increased presence on Amazon accounts and other select online retail distribution channels.  Sales to international distributors decreased $395,000 to $481,000 in the nine months ended December 31, 2019, relative to the same period in the prior year, primarily due to reduced distribution in certain international markets such as Amazon.uk, France, Germany, Spain and Italy.

For the nine months ended December 31, 2019, total dollar sales of AeroGardens decreased by 3.6% and seed pod kit accessories increased by 28.1%, over the prior year period.  AeroGarden sales, net of allowances, represented 75.1% of total revenue, as compared to 78.9% in the prior year period. This percentage decrease, on a product line basis, was attributable to the strategic approach to reduce possible returns in the current year. Seed pod kit and accessory gross sales increased as a percent of the total sales to 24.9% from 21.1% in the prior year period, with total dollar sales increasing by $1.5 million.

During the nine months ended December 31, 2019, we spent $3.7 million in advertising expenditures to support our direct-to-consumer and retail channels, a year-over-year increase of 8.1%, compared to the same period ended December 31, 2018. These expenditures included the following:

●

Retail-specific advertising decreased $310,000 to $2.2 million from $2.5 million for the nine months ended December 31, 2019 and December 31, 2018, respectively, as the Company continues to invest in: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

●

Other advertising related expenses increased $622,000 to $919,000 during the nine months ended December 31, 2019, due to increased spending on linear, connected and online TV, YouTube, Facebook and other media advertising. The Company views this general investment as a long term commitment to increasing awareness of the AeroGarden brand.

●

Finally, direct-to-consumer advertising increased to $526,000 from $322,000 for the nine months ended December 31, 2019 and December 31, 2018, respectively.  This increase reflects increased spending on catalogues and increases in pay-per-click campaigns.  Efficiency, as measure by dollars of direct-to-consumer sales per dollar of related advertising expense, decreased to $15.58 or 4.7% for the nine months ended December 31, 2019, as compared to $16.35 for the same period in Fiscal 2019.

Gross profit for the nine months ended December 31, 2019 was 34.4%, as compared to 34.7% during the prior year period. This decrease was attributable changes in customer and product mix, and several one-time fees related to set up of a new warehouse to serve select customers.

In aggregate, our total operating expenses increased 11.6%, or $1.1 million, year-over-year, principally to support new product introductions, general office category expenses and increases in third party hosting and security..  Gross spending increased in the following areas:

●	A $363,000 increase in general office categories such as depreciation, bad debt, insurance, repairs and maintenance, office supplies, and equipment;
●	A $175,000 increase in new product development, prototype and design;
●	A $105,000 increase in additional web hosting services due to the new website introduced in the prior year and new strategies in web promotions;
●	A $128,000 increase in one-time expenses for outside contractors relating to e-commerce security;
●	A $26,000 increase in company-wide travel to manufacturers in China, warehouses and potential domestic and European customers.

As a result of continued growth in the online and housewares channels and our efforts to provide general awareness of our product, our operating loss increased by $401,000 to $918,000 for the nine months ended December 31, 2019, from $517,000 in the prior year period.

Other expense for the nine months ended December 31, 2019, totaled to net other expense of $200,000, as compared to net other expense of $177,000 in the prior year period.  The net other expense in the current and prior year periods are attributable to interest expense on the Term Loans, offset by other income from consulting related revenue, and foreign exchange gains.

The net loss for the nine months ended December 31, 2019, was $1.1 million, as compared to a $695,000 loss in the prior year. The increased net loss is attributable to the factors discussed above.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2019 and the nine months ended December 31, 2018:

	Nine Months Ended December 31,
	2019	2018
Net revenue
Direct-to-consumer	29.9%	21.7%
Retail	68.3%	74.8%
International	1.8%	3.5%
Total net revenue	100.0%	100.0%

Cost of revenue	65.6%	65.3%
Gross profit	34.4%	34.7%

Operating expenses
Research and development	2.9%	1.4%
Sales and marketing	23.8%	26.8%
General and administrative	11.0%	8.5%
Total operating expenses	37.7%	36.7%
(Loss) income from operations	(3.3)%	(2.0)%

Revenue

For the nine months ended December 31, 2019, revenue totaled $27.4 million, a year-over-year increase of 8.6%, or $2.2 million, from the nine months ended December 31, 2018.

	Nine Months Ended December 31, (in thousands)
Net Revenue	2019	2018
Direct-to-consumer	$8,196	$5,480
Retail	18,747	18,905
International	481	876
Total	$27,424	$25,261

Direct-to-consumer sales for the nine months ended December 31, 2019 totaled $8.2 million, up $2.7 million, or 49.6%, from the prior year period.  The increase in sales to direct-to-consumer channels is due to focused marketing, better promotional scheduling, follow-on direct sales to customers that have previously purchased AeroGardens, and better returns on existing general advertising programs. As in the prior year, our launch of a new website encountered some difficulty and online sales were driven mostly by pricing strategies.

Sales to retailer customers for the nine months ended December 31, 2019 totaled $18.7 million, down $258,000, or 1.4%, from the prior-year period, principally reflecting our marketing strategy of focusing on brick-and-mortar retailer programs that have generated lower product return rates.

International sales for the nine months ended December 31, 2019 decreased $395,000, primarily due to reduced sales testing in Europe and as we continue to expand our understanding of international market factors, distribution models and acceptance of our products.

Our products consist of AeroGardens, seed pod kits and accessories.  A summary of the sales of these product categories for the nine months ended December 31, 2019 and December 31, 2018 is as follows:

	Nine Months Ended December 31,
	2019	2018
Product revenue	(in thousands)	(in thousands)
AeroGardens	$25,654	$26,615
Seed pod kits and accessories	6,823	5,327
Discounts, allowances and other	(5,053)	(6,682)
Total	$27,424	$25,260
% of total revenue
AeroGardens	93.5%	105.4%
Seed pod kits and accessories	24.9%	21.1%
Discounts, allowances and other	(18.4)%	(26.5)%
Total	100.0%	100.0%

AeroGarden sales decreased $961,000, or 3.6%, from the prior year period, reflecting decreased sales in the retail channel, partially offset by increased sales in direct-to-consumer channels.  This percentage decrease was attributable to strategic sales to existing customers, in particular brick-and-mortar retailers from the prior year, partially offset by expansion and product introduction into new retail accounts and increased direct-to-consumer channels.  Sales of seed pod kits and accessories increased $1.5 million, or 28.1%, reflecting a large increase in direct-to-consumer sales, partially offset by a decrease in retail sales. Our customers have historically purchased seed pod kits and accessories after purchasing and using AeroGardens.  For the nine months ended December 31, 2019, sales of seed pod kits and accessories represented 24.9% of total revenue, as compared to 21.1% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of the total to (18.4)% from (26.5)% in the prior year period due to fewer deductions for returns and accruals for sales allowances and future discounts for new in-store retail accounts.

Cost of Revenue

Cost of revenue for the nine months ended December 31, 2019 totaled $18.0 million, an increase of $1.5 million, or 9.0%, from the nine months ended December 31, 2018.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and shipping products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue for the nine months ended December 31, 2019, represented 65.6% of revenue, as compared to 65.3% during the nine months ended December 31, 2018.  The increase in costs as a percent of revenue reflected additional costs related to the new warehouses established in prior periods.

Gross Profit

Our gross profit varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms, with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  We have begun international test sales through Amazon in various countries, so this margin model may change over time.  We saw increases at our established accounts, including direct-to-consumer, which were offset by the lower margins at some new retail accounts.  The gross profit for the nine months ended December 31, 2019 was 34.4% as compared to 34.7% for the nine months ended December 31, 2018.

Research and Development

Research and development costs for the nine months ended December 31, 2019 totaled $794,000, an increase of 117.2%, or $428,000, from the nine months ended December 31, 2019.  The increase is related to increases in prototype development, which includes investments in product development that we anticipate hitting the market in the next fiscal year, increased employee headcount and incentive program expenses, and $85,000 due to the termination of a collaboration expense offset program with Scotts Miracle-Gro.

Sales and Marketing

Sales and marketing costs for the nine months ended December 31, 2019 totaled $6.6 million, as compared to $6.8 million for the nine months ended December 31, 2018, a decrease of 3.2%, or $217,000.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and order processing for our products, and consisted of the following:

	Nine Months Ended December 31, (in thousands)
	2019	2018
Advertising	$3,667	$3,392
Personnel	1,556	1,591
Sales commissions	67	103
Trade shows	8	3
Market research	256	158
Travel	200	190
Media production and promotional products	64	66
Quality control and processing fees	148	198
General brand marketing	-	614
Other	587	455
	$6,553	$6,770

Advertising expense totaled $3.7 million for the nine months ended December 31, 2019, a year-over-year increase of 8.1%, or $275,000.  These increase in advertising expenditures was attributable to: (i) approximately $919,000 in general TV, YouTube, Facebook and other general media advertising; and (ii) direct-to-consumer advertising (which increased to $526,000 from $321,000). The increase was partially offset by a $205,000 decrease in retail-specific advertising, from $2.8 million to $2.2 million.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the nine months ended December 31, 2019, personnel costs for sales and marketing were $1.6 million, for a 2.2% decrease from the nine months ended December 31, 2018.  The decrease reflected changes in the incentive program and employees.  Personnel expenses include all related payroll expenses, including incentive programs, bonuses and employee benefits.

Other marketing expenses decreased year-over-year because of decreases in a variety of spending categories, primarily related to general brand marketing. In the prior year our advertising approach was highly focused on general branding and we did not utilize the same agency or campaign in the current year.

General and Administrative

General and administrative costs for the nine months ended December 31, 2019 totaled $3.0 million, as compared to $2.2 million for the nine months ended December 31, 2018, an increase of 40.0%, or $862,000.  The increase is attributable to (i) payroll-related expenses, including incentive programs, salaries, bonuses and employee benefits; (ii) consulting and legal fees associated with a credit card breach, and web hosting, electronic data processing, and network consulting and software troubleshooting fees; (iii) office rent relating to new accounting guidance on leases and relocation of the corporate headquarters; and (iv) estimates for the allowance for bad debt and depreciation.

Operating Loss

Our operating loss for the nine months ended December 31, 2019 was $918,000, a decline of $401,000 from the operating loss of $517,000 for the nine months ended December 31, 2018.  The increased operating loss was attributable to a decrease in the retail channel sales and increased general operating and media expenses designed to drive brand awareness (as discussed in greater detail above), partially offset by increased sales in the direct-to consumer channels.

Net Loss

The net loss for the nine months ended December 31, 2019 was $1.1 million, as compared to a $694,000 net loss in the prior year, as discussed above.

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

	Nine Months Ended December 31, 2019
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$8,196	$19,228	$-	$27,424
Cost of revenue	5,312	12,666	-	17,978
Gross profit	2,884	6,562	-	9,446
Gross profit percentage	35.2%	34.1%	-	34.4%
Sales and marketing (1)	790	2,510	1,282	4,582
Segment profit	2,094	4,052	(1,282)	4,864
Segment profit percentage	25.5%	21.1%	-	17.7%

(1)  Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Nine Months Ended December 31, 2018
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,480	$19,781	$-	$25,261
Cost of revenue	3,617	12,870	-	16,487
Gross profit	1,863	6,911	-	8,774
Gross profit percentage	34.0%	34.9%	-	34.7%
Sales and marketing (1)	655	2,954	1,080	4,689
Segment profit	1,208	3,957	(1,080)	4,085
Segment profit percentage	22.0%	20.0%	-	16.2%

(1)  Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net loss for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $2.2 million for the nine months ended December 31, 2019, as compared to cash used of $9.5 million in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt (recoveries) allowances, and inventory allowance, totaled to a net gain of $782,000 for the nine months ended December 31, 2019, as compared to a net gain of $364,000 in the prior year period.  The increase principally reflected non-cash expenses, including charges arising from bad debt expense, depreciation and changes in the inventory allowance.

Changes in current assets used net cash of $4.7 million during the nine months ended December 31, 2019, principally from increases in accounts receivable balances as a result of our retail channel sales during the peak holiday season.

As of December 31, 2019, the total inventory balance was $7.3 million, representing approximately 111 days and 56 days of sales activity at the average daily rate of product cost expensed during the twelve months and three months ended December 31, 2019, respectively.  The days in inventory calculation is based on three months of sales activity and is greatly affected by the seasonality of our sales, which are at their highest level during our quarter ending December 31.

Current operating liabilities increased $2.8 million during the nine months ended December 31, 2019, reflecting seasonal increases in all operating liability accounts.  Accounts payable as of December 31, 2019 totaled $4.7 million, representing approximately 46 days and 25 days of daily expense activity at the average daily rate of expenses incurred during the twelve months and three months ended December 31, 2019, respectively.

Net investing activity used $634,000 of cash in the current year period, principally due to the purchase of equipment required to introduce new products.

Net financing activity provided net cash of $3.4 million during the nine months ended December 31, 2019, due to the Term Loan agreement with Scotts Miracle-Gro.

Cash

As of December 31, 2019, we had a cash balance of $2.3 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $1.8 million as of March 31, 2019, of which $15,000 was restricted.  The increase in cash is primarily attributable to the purchase of inventory in the current quarter to meet anticipated peak season sales demand, particularly the load-in sales with brick-and-mortar retail customers.

Borrowing Agreements

As of December 31, 2019 and March 31, 2019, we have $3.4 million and zero of outstanding long-term debt, respectively. We have entered into a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million and Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro. As of December 31, 2019 and March 31, 2019, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	December 31, 2019	March 31, 2019
	(in thousands)	(in thousands)
Notes payable-related party	$3,415	$-
Total debt	3,415	-
Less notes payable and current portion – long term debt	2,505	-
Long term debt	$910	$-

Cash Requirements

We generally require cash to:

●	fund our operations and working capital requirements;
●	develop and execute our product development and market introduction plans;
●	execute our sales and marketing plans;
●	fund research and development efforts; and
●	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

●	our cash of $2.3 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of December 31, 2019;
●	our cash of $2.9 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of February 7, 2020,
●

continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Working Capital Term Loan of up to $10.0 million from Scotts Miracle-Gro and Real Estate Term loan of up to $1.5 million, of which we had borrowed $3.4 million and $900,000 of the combined $11.5 million in principal amount as of December 31, 2019 and February 7, 2020, respectively;

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

On June 20, 2019, the Company entered into a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, the Company may pay down and reborrow during the Term Loan, not to exceed $10.0 million with a due date of March 31, 2020.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum to be paid quarterly in arrears at the end of each September, December and March.  The funds provide general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  We have repaid in full, including interest, the remaining $2.5 million borrowed as of February 7, 2020 and can reborrow amounts repaid against the $10.0 million loan in order to purchase inventory during our peak selling season.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The funding provides capital to fund real estate related lease obligations. The proceeds will be made available as needed in increments of $100,000 not to exceed $1.5 million with a due date of March 31, 2022. Interest is charged at the stated rate of 10% and is payable quarterly in arrears on each of April 30, July 31, October 31 and January 31. As of December 31, 2019, the Company had borrowed $900,000 under the Real Estate Term Loan. See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2019.

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

AeroGrow International, Inc.

Date: February 11, 2020	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 11, 2020	/s/ Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)