Form 10-K
period 2020-03-31
AeroGrow International, Inc.
filed 2020-06-23
CIK 1316644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

(Commission File No.)  001-33531

AEROGROW INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

Nevada	46-0510685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5405 Spine Rd

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2019 was $6,762,964, the last day of our most recent second quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant’s common stock outstanding as of June 15, 2020 is 34,328,036

DOCUMENTS INCORPORATED BY REFERENCE

None

AeroGrow International, Inc.

Annual Report on Form 10-K

Year Ended March 31, 2020

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

PART I

ITEM 1.  BUSINESS

Corporate History

AeroGrow International, Inc. (“AeroGrow,” the “Company,” “we,” “us” and “our”) was formed as a Nevada corporation in March, 2002. After more than three years of initial research and product development, we began sales activities in 2006. Our principal executive offices are located at 5405 Spine Rd., Boulder, Colorado 80301 and our main telephone number is (303) 444-7755.

Our Business

AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use and priced to appeal to the gardening, cooking, healthy eating, and home and office decor markets. We offer multiple lines of proprietary indoor gardens, grow lights, a patented nutrient formula, more than 40 corresponding proprietary seed pod kits, and various cooking, gardening and decor accessories, primarily in the United States and Canada, as well as selected countries in Europe. As of March 31, 2020, we have manufactured and shipped approximately 2.6 million AeroGarden® units and approximately 5.1 million seed pod kits to consumers worldwide, through the following two sales channels:

●	Retail Sales Channel, both online and in-store retail distribution (with about 2,100 brick and mortar store fronts carrying our products) in North America and in five European countries; and
●

Direct-to-Consumer Sales Channel, predominantly online via our website based upon traffic from our catalogues, commercials and other awareness campaigns.  In the fiscal year ended March 31, 2020 (“Fiscal 2020”), we mailed approximately 346,000 catalogues, tested and utilized several forms of digital advertising and ran some 30, 60 and 120 second television commercials.  In prior years, we also utilized direct television sales, including infomercials and 60 and 120 second television commercials, mall kiosks, and print and radio advertisements.

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

Beginning in April 2013, we began to sell to retail customers again due to improving economic conditions and our strategic alliance with a subsidiary of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”).  In June 2019, Scotts Miracle-Gro provided us with up to $10.0 million of incremental working capital on an as needed basis.  Interest was charged at the stated rate of 10% per annum.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  See “April 2013 Scotts Miracle-Gro Strategic Alliance” below.

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

Intellectual Property Sale Agreement.  Pursuant to the Intellectual Property Sale Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”) developed prior to April 1 2013, other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000; we also agreed to pay 2% of our revenue to Scotts Miracle-Gro for a defined period, as discussed under the next section.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.

Technology Licensing Agreement.  Under the Technology Licensing Agreement, Scotts Miracle-Gro granted us an exclusive license to use the Hydroponic IP in North America and certain European countries ( collectively, the “AeroGrow Markets”) in return for a royalty of 2% of annual net sales, as determined at the end of each fiscal year through March 2020. For the first four years of the agreement, we paid the royalty in shares of common stock.  The initial term of the Technology Licensing Agreement was five years, but is renewable for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term. As disclosed in a Current Report on Form 8-K filed with the SEC on April 4, 2018, we renewed the Technology Licensing Agreement for an additional five-year term ending in March 2023.

Brand Licensing Agreement.  Under the Brand Licensing Agreement, we may use certain of Scotts Miracle-Gro’s trade names, trademarks and/or service marks to rebrand the AeroGarden, and, with the written consent of Scotts Miracle-Gro, other products in the AeroGrow Markets, in exchange for our payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in net sales, as compared to net sales during the fiscal year ended March 31, 2013 (“Fiscal 2013”).  The initial term of the Brand Licensing Agreement was five years, but is renewable for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term.  As disclosed in a Current Report on Form 8-K filed with the SEC on April 4, 2018, we renewed the Brand Licensing Agreement for an additional five-year term ending in March 2023.  Currently, we use only the Scotts Miracle-Gro trademark for seed pod kits, seed starting systems and nutrients, the net sales of which are subject to the 5 % royalty.

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

Recent Proposal by Scotts Miracle-Gro Strategic Alliance

In a Schedule 13D/A filed by Scotts Miracle-Gro with the SEC on March 2, 2020, Scotts Miracle-Gro made an unsolicited proposal to AeroGrow recommending a range of operational adjustments for consideration by the AeroGrow’s Board of Directors that would effectively outsource most of Issuer’s operations to Scotts Miracle-Gro or an affiliate of Scotts Miracle-Gro. The proposal and related transactions may pose conflicts of interest and may result in: (i) cessation of AeroGrow’s status as a publicly traded company and SEC-reporting company; and (ii) may result in the liquidation of common stock held by minority shareholders at a price that may not represent the full future economic value of the common stock. See Item 1A. Risk Factors.

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

Proprietary Technology and Intellectual Property

Since our inception in 2002, we have been innovating, simplifying, and integrating proprietary technologies and inventions into a family of “plug and grow” indoor gardening products and related seed pod kits specifically designed and priced for the mass consumer market. We have used this technology platform to develop four different models of indoor gardens with many different sub models within each category, each with different features and technology groupings, with list prices ranging from approximately $50 to $700.  Multiple patent applications have been filed in the United States and internationally to protect the inventions that are exclusively used in our indoor garden system and seed pod kits, and seven patents have been issued (four in the United States and three internationally).  We have also obtained access to, both domestically and internationally, trademarks and certain domain names, including AeroGrow.com, AeroGarden.com, AeroGarden.net, AeroGarden.tv, AeroGarden.biz, and Getthegarden.com, among others.

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

Following is a description of the proprietary technologies, all of which were sold to Scotts Miracle-Gro, and inventions that are exclusively used in our indoor garden system and seed pod kits.  Scotts Miracle-Gro owns all Hydroponic IP developed through April 2013, as well as Lighting Product (“LP”) IP and Large Scale Product (“LSP”) IP - internally known as the “Cabinet” – developed through July 2019.

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

This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision-maker of the Company). Financial information about these segments for the fiscal year ended March 31, 2020 is presented in Note 9 - “Segment Information” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  The products described throughout this form are not mutually exclusive to a specific segment.  The description of products and processes throughout this form are applicable to both segments.

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

Home and Office Decor Market. Flowers are frequently used to brighten homes and offices worldwide. It is difficult to readily grow flowers indoors due to a lack of sufficient light and growing knowledge. As a result, people often use cut flowers, which are expensive, short-lived, and require ongoing maintenance. Our indoor gardening products enable colorful and fragrant flowers to be easily grown indoors year round and at a lower cost. Flowers grown with our indoor gardening products will last for months with minimal care and maintenance. Flowers can be grown in a wide variety of indoor locations, including kitchen and bathroom countertops, living rooms, bedrooms, family rooms, offices, workstations, waiting rooms, and lobbies.

Products

AeroGarden Indoor Gardens.  We offer four different indoor garden models with list prices ranging from approximately $50 to $700 and differentiated based on size, design, light intensity, degree of automation, inclusion of Adaptive Growth Technology or Advanced Growing Systems, height potential of light hoods, and inclusion of plant support systems.

Our AeroGarden product line is divided into four main categories:

●

AeroGarden Sprout Series – The AeroGarden Sprout series features the Advanced Growing System, grow lights, a smaller footprint, and an attractive, slim, elegant design that makes it suitable for use as a decorative feature throughout the home or office.  AeroGarden Sprouts fit easily on kitchen counters, nightstands, and end tables. Some models include upgraded trim and designs such as the red and blue garden targeted at all-family usage.  List prices start at $89.95.

●

AeroGarden Harvest Series – The AeroGarden Harvest series has a compact, beautiful design that has a smaller footprint and is perfect fit for a kitchen counter-top with energy efficient LED lighting. It has a smaller footprint than the Bounty and as a result features six pods for planting. It features a variety of trim and touch screen control panels.  The starting list price is $149.95.

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

AeroGarden Seed-Starting Systems and “Grow Anything” Kits.  Our line of Garden Starter Systems and Grow Anything Kits are designed to allow consumers to plant and grow their own seeds in the AeroGarden.  With our Garden Starter Systems, consumers can start up to 66 seedlings in our indoor gardens for transplant into their outdoor gardens when weather allows.  With the Grow Anything Kits, consumers can grow their own seeds to maturity in the AeroGarden, or transplant seeds outdoors when weather allows, including plant nutrients, nutrient dispensers, and other products.

Other Accessories.  To complement and expand the functionality of our indoor gardening products, we have developed a variety of accessory products.

Future Products.  The core technology platform can be leveraged by bundling different components into new products with a wide variety of features and price points that then can be sold through a variety of direct and retail channels for use in different settings around the home or office.  Examples include significantly larger, modular gardens, and less expensive, more decorative gardens. Additionally, the core technology is being used to develop our largest single plant growing product.

Integrated Marketing and Sales Channel Strategy

We consider our products to be an entirely new product category and our primary objective has been to maximize the exposure of the product and educate consumers on the benefits of indoor gardening through an integrated marketing and distribution strategy.  We launched our products in 2006 with a nationwide public relations campaign, and received extensive media exposure, with multiple features on national talk shows as well as local television coverage, local and national print articles and blog and Internet pieces.  We combined the public relations launch with a retail and direct-to-consumer strategy focusing on high visibility partners and media, including product sales through retailers, national catalogues, home shopping channels, direct television commercials, our own in-house catalogues, internet sales, and inbound and outbound telemarketing.

Direct-to-Consumer Sales.  In 2007, we began mailing our own in-house, direct mail product catalogue, which tested successfully with a mailing of approximately 60,000 catalogues.  In Fiscal 2020, we mailed approximately 346,000 catalogues.  With our catalogue sales, we focus on remarketing to current customers and also prospecting for new customers using database marketing techniques.

We established our first consumer product website in the fall of 2006 and supplemented this website in late 2007 with search engine advertising, banner advertising, email campaigns and web affiliate programs.  In the fall of 2008, we took on in-house management of many of these programs from third-party providers and have seen resulting increases in efficiency.

A key focus of our web and catalogue marketing is to maximize the lifetime value of AeroGrow customers through repeat sales of our seed pod kits, light bulbs and accessories. During Fiscal 2020, direct-to-consumer sales represented 34.0% of our total net sales.

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

As of March 31, 2020, our products were offered in approximately 2,100 storefronts in North America, as well as through select online retailers such as Amazon.com, bedbathandbeyond.com and Kohls.com, and sales to retailers represented 64.3% of our total net sales. We plan to expand and revise our retail presence during the coming fiscal year as our trials with specific retailers and brick and mortar stores are revised and examined.

During Fiscal 2020, sales to Amazon.com, Inc. represented approximately 56.9% of our retailer sales and approximately 36.6% of our total sales. As we continue our expansion of our retail sales efforts during the coming fiscal year, we expect to continue our sales with strong retailers as a result of our strategic alliance with Scotts Miracle-Gro.  For further information on the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

International Sales.   In Fiscal 2020, international sales have been conducted through third-party distributors but we have begun to focus efforts on new retailers such as Amazon.co.uk, Amazon France, Amazon Germany, Amazon Italy and Amazon Spain.  During Fiscal 2020, international sales represented 1.7% of our total net sales, as we continued to test the European market and focus on viability and profitability of each account, including the United Kingdom, France, Germany, Italy and Spain.

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

Personnel

As of March 31, 2020, AeroGrow employed 40 full-time employees.  In addition, we contract the services of part-time and project consultants on an “as needed” basis.  We believe that our employee relations are good.  Historically, our outsourced business also included manufacturing, telemarketing, infomercial production, fulfillment and shipping.   Additional employees and/or consultants may be hired in the future as our operations merit.

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

Risks Related to the Market for our Securities

Scotts Miracle-Gro owns more than 80% of AeroGrow’s common stock and has effective control over the Board of Directors and all matters affecting the Company.

As disclosed above, Scotts Miracle-Gro currently owns more than 80% of the Company’s outstanding common stock and has effective control of the Company’s Board of Directors. The Company’s Board of Directors is comprised of three members who are affiliated with Scotts Miracle-Gro and two members who are not affiliated with Scotts Miracle-Gro (the “Independent Directors”).  As a result, Scotts Miracle-Gro has effective control over all matters affecting the Company, including the power to approve or reject significant corporate matters, such as mergers, acquisitions, dividends, loans, security issuances and all matters that require shareholder approval. Among other things, Scotts Miracle-Gro’s controlling interest could make it more difficult for a third party to acquire us, even if a proposed acquisition would be beneficial to you, and you may not realize the premium return that stockholders may realize in conjunction with corporate takeovers.

In addition, Scotts Miracle-Gro has control over our business strategy, operations, managerial decisions and potential capital transactions. Your ability to influence key corporate decisions has been significantly diminished and you may disagree with decisions made by Scotts Miracle-Gro. The price of our common stock may be adversely affected and your ownership may be subject to substantial dilution.

Scotts Miracle-Gro has proposed potential transactions that may pose serious conflicts of interest, may result in cessation of the Company’s status as a publicly traded company and SEC-reporting company, and may result in liquidation of the common stock held by minority shareholders at a price that may not represent the full future value of your common stock.

As disclosed above, Scotts Miracle-Gro currently owns more than 80% of the Company’s outstanding common stock and has effective control of the Company’s Board of Directors. The Company’s Board of Directors is comprised of three members who are affiliated with Scotts Miracle-Gro and two members who are not affiliated with Scotts Miracle-Gro (the “Independent Directors”).

As disclosed in a Schedule 13D/A filed with the SEC by Scotts Miracle-Gro on March 2, 2020, Scotts Miracle-Gro has discussed, with both our Board of Directors and our management team, the Company’s operating model and ownership structure, which Scotts Miracle-Gro deems to be complex, and the costs incurred as a result of these perceived complexities. As described in the Scotts Miracle-Gro Schedule 13D/A, Scotts Miracle-Gro made an unsolicited proposal that recommended a range of operational adjustments for consideration by the AeroGrow Board (including the Independent Directors) that would effectively outsource most of AeroGrow’s operations to Scotts Miracle-Gro or an affiliate of Scotts Miracle-Gro. Scotts Miracle-Gro believes that the outsourcing of most of AeroGrow’s operations to Scotts Miracle-Gro or an affiliate of Scotts Miracle-Gro would: (i) simplify AeroGrow’s organizational structure; (ii) significantly reduce AeroGrow’s operating expenses and selling, general and administrative expenses; (iii) result in the liquidation of all or a significant amount of AeroGrow’s working capital and tangible assets; and (iv) significantly decrease the Company’s need for financing.

With regard to AeroGrow’s ownership structure, Scotts Miracle-Gro’s proposal discussed the burdens imposed on the Company as a result of its status as a publicly-traded and SEC-reporting company. At the Board Meeting, Scotts Miracle-Gro suggested that AeroGrow’s Board (including the Independent Directors) consider consummating a reverse stock split pursuant to Section 78.207 of the Nevada Revised Statutes, which could be effected by AeroGrow’s Board without stockholder approval. The consummation of a reverse stock split would decrease the number of outstanding shares of Common Stock held by each record holder and the number of authorized shares of Common Stock by a factor determined by the Company’s Board.

Pursuant to the Scotts Miracle-Gro proposal, after giving effect to the reverse stock split, any stockholders holding fractional shares of Common Stock, would receive cash in exchange for their fractional shares based on the value of the Common Stock, as determined in good faith by the Company’s Board. The consummation of a reverse stock split would reduce the number of record stockholders to a number that would cause the Common Stock to (i) cease being quoted on the OTCQB and (ii) become eligible for termination of registration by the SEC under the federal securities laws (commonly referred to as a “going private” transaction).

After receiving Scotts Miracle-Gro’s unsolicited proposal, the Board formed a special committee (the “Special Committee”) consisting of the Independent Directors to consider and evaluate any proposals offered by Scotts Miracle-Gro, including the potential “going-private” transaction described in Scotts Miracle-Gro’s Schedule 13D/A filing. Although the Independent Directors did initially discuss and ask questions relating to Scotts Miracle-Gro’s proposal and other potential alternatives, the Independent Directors have not agreed to pursue Scotts Miracle-Gro’s proposal or any other course of action. The Special Committee has retained independent legal and financial advisors to assist in its review and evaluation of the Scotts Miracle-Gro proposed transaction to identify and evaluate potential alternatives. The Special Committee intends to use such advisors to consider and evaluate the terms of any current or future proposal offered by Scotts Miracle-Gro, as well as any other potential alternatives.

The Board cautions the Company’s stockholders and others considering trading in the Company’s securities that the Board and the Special Committee are in process of reviewing and evaluating the Scotts Miracle-Gro proposal as well as potential alternatives and have not made any decisions with respect to the Scotts Miracle-Gro proposal or any potential alternatives. There can be no assurance that any agreement with respect to the proposed transaction will be executed or that this or any other transaction will be approved or consummated. There is a risk that there will be situations when interests of Scotts Miracle-Gro (or its affiliated persons and entities) and the Company or the Company’s minority shareholders will differ, creating the possibility of a conflict of interest.

Although the Special Committee, when considering and making investment decisions, shall take into account the information presented to it about potential or existing conflicts of interest, and shall strive to ensure that the Company’s minority shareholders are treated fairly, there can be no assurance that the minority shareholders will receive the full economic value of their shares.

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

Risks Related to our Business, Products and Markets

We have incurred substantial net losses since inception and are starting to optimize operations and achieve profitability.

Since we commenced operations in 2002, and through March 31, 2020, we incurred substantial losses, however, for the current year we have a net income of $57,000 for the twelve month period ended March 31, 2020.  As of March 31, 2020, our losses have resulted in an accumulated deficit of $128.3 million.  The future success of our business will depend in part on our ability to use the Scotts Miracle-Gro partnership to: (i) profitably expand sales of our AeroGarden indoor garden systems, seed pod kits and accessory products; (ii) develop new product extensions and applications; and (iii) efficiently spend marketing dollars to gain customer acceptance.

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

In Fiscal 2020, our net sales to one retail customer, Amazon.com, Inc., totaled 56.9% of our total net sales to retailers and 36.6% of our total net sales.  The loss of this customer or other significant customers, or a significant decline in orders, could materially affect our sales of indoor garden systems, seed pod kits and accessories, and could therefore have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

The success of our business operations depends significantly on consumer confidence and discretionary spending, which deteriorated during the worldwide economic downturn in 2008-2012.  A recurrence of the economic downturn, COVID-19 pandemic and the consequent impact on consumer spending, particularly in the United States and Canada, could adversely impact our revenue, ability to market our products, build customer loyalty, or otherwise implement our business strategy.  In particular, changes in the level of consumer demand resulting from national health epidemics, such as the recent COVID-19 virus, could result in a material adverse effect on our business, prospects, results of operations, and financial condition.

Our revenue and level of business activity are highly seasonal, requiring us to staff our operations, incur overhead and marketing costs, purchase and manufacture inventory, and incur other operating costs in advance of having firm customer orders for our products.  A material variance in actual orders relative to anticipated orders could have an adverse impact on our business.

For the fiscal year ended March 31, 2020, approximately 60.6% of our total net sales occurred during four consecutive calendar months (October through January).  We must therefore estimate sales in advance of the anticipated peak months and operate our business during the balance of the year in such a way as to insure that we can meet the demand for our products during the peak months.  This requires us to incur significant operating, marketing, and overhead expenses, and to utilize cash and other capital resources to invest in inventory in advance of having certainty as to the ultimate level of demand for our product during the peak months.  Shortfalls in the supply of our products could result in a significant loss of revenue due to lack of adequate product inventory.  Possible demand could decline if events such as the global COVID-19 pandemic adversely affect our customers. For example, the cobranding of our product with the “Miracle-Gro AeroGarden” trade name caused a delay in available inventory during the first six months of Fiscal 2014.  Additionally, during the third and fourth quarters of Fiscal 2013, a labor strike in the ports of Los Angeles and Long Beach delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during that time period. Alternatively, a shortfall in actual demand for our products, relative to forecast, during peak months could cause us to liquidate excess inventory at a loss or at substantially lower margins.  In any of these cases, we may not generate enough revenue to cover expenses incurred throughout the balance of the year.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

Our current or future manufacturers could fail to fulfill our orders for indoor garden systems, which would disrupt our business, increase our costs, and could potentially cause us to lose our market.

We currently depend on four contract manufacturers in China to produce our indoor garden systems. These manufacturers could fail to produce the indoor garden system to our specifications or in a workmanlike manner and may not deliver the systems on a timely basis. Our manufacturers must also obtain inventories of the necessary parts and tools for production. Although we own the tools and dies used by our manufacturers, our manufacturers operate in China.  As a result, our manufacturers may be subject to business risks that fall outside our control, including but not limited to, political, global COVID-19 pandemic, currency, regulatory and shipping/transportation risks, each of which may affect the manufacturer’s ability to fulfill our orders for indoor garden systems. As discussed in the preceding risk factor, the December 2012 labor strike in the ports of Los Angeles and Long Beach delayed the delivery of AeroGarden inventory during the critical pre-Christmas season and caused a decline in sales during the third and fourth quarters of Fiscal 2013. In addition, port congestion in October 2014 backed up deliveries and delayed ground transportation during the third quarter of Fiscal 2015.  Pandemics, weather or natural disasters in China could disrupt our supply of product.  Any change in manufacturers could disrupt or delay our ability to fulfill orders for indoor garden systems while we search for alternative supply sources, provide specifications, and test initial production.  Our business prospects, results of operations and financial condition would be materially and adversely affected.

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

From our inception through March 31, 2020, we have sold approximately 2.6 million AeroGardens and have provided a limited warranty with each garden sold.  In addition, our indoor garden systems are “guaranteed to grow.”  We therefore may be required to replace or repair products or refund the purchase price to consumers.  Failure of our products to meet expectations could damage our reputation, decrease sales, increase costs related to returns and repairs, delay market acceptance of our products, result in unpaid accounts receivable, and divert our resources to remedy the malfunctions.  The occurrence of any of these events would have a material adverse effect on our business prospects, results of operations and financial condition.

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

Our business has become increasingly dependent on digital technologies to conduct certain development, operating and sales activities. We depend on digital technology to communicate with our employees, third-party manufacturers, partners and customers. We have been the subject of cyber-attacks on our internal systems and through those of third parties. Nevertheless, unauthorized access to our proprietary or commercially sensitive information could lead to leaks of customer-sensitive information, data corruption, communication interruption, or other disruptions in our sales, product development, and production or planned business transactions, any of which could have a material adverse impact on our results of operations. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks. In Fiscal 2019, we discovered that certain of our information technology systems had been the target of an external cyber-attack, as more fully described under Note 7, “Commitments and Contingencies,” to our audited consolidated financial statements included in Part II, of this Annual Report on Form 10-K.

Risk Factors Related to the COVID-19 Pandemic

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and distribution. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event that could adversely affect the economies and financial markets of many other companies and countries, resulting in an economic downturn that could affect demand for our products including access to brick and mortar store locations and significantly impact our operating results. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

As the result of current restrictions put in place to address COVID-19, we have had limited access to our corporate offices and our corporate staff has been required to work remotely, disrupting interactions among our staff, with our customers and suppliers, and with our accountants, consultants and advisors. The extent to which our results may continue to be affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products, and our ability to provide our products and access our offices and facilities. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

Effective June 1, 2019, we agreed to lease a 14,630 square feet of office space in Boulder, Colorado, with a monthly rent of $21,000, subject to annual increases of 3.5%.  We moved into the new office space during the second quarter of Fiscal 2020. The new lease expires on September 30, 2026 and contains other standard office lease provisions. We also continued to lease our prior 11, 182 square foot office space at a rate of $12,000 per month through September 2019, when the prior lease was scheduled to terminate.

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

Holders

As of June 15, 2020, we had approximately 491 holders of record of our common stock.  A substantially greater number of stockholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for additional information about holders of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered issuances of equity securities during Fiscal Year 2020.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during Fiscal Year 2020.

ITEM 6. SELECTED FINANCIAL DATA

Statements of Operations Data
	Fiscal Years ended March 31,
(in thousands, except per share data)	2020	2019
Revenues	$39,214	$34,366
Cost of revenue	25,185	22,395
Gross profit	14,029	11,971
Operating Expenses
Research and development	877	590
Sales and marketing	8,852	8,462
General and administrative	3,992	2,913
Total operating expenses	13,721	11,965
Income from operations	308	6
Other income (expense)	(251)	(297)
Net income (loss)	$57	$(291)

Net income (loss) per share, basic and diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	34,328	34,328
Weighted average number of common shares outstanding, diluted	34,328	34,328

Balance Sheet Data
(in thousands)	2020	2019
Cash and cash equivalents and restricted cash	$9,061	$1,756
Total assets	$22,047	$16,859
Total liabilities	$9,538	$4,407
Total stockholders’ equity	$12,509	$12,452

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

Executive Overview

We are in the business of developing, marketing, and distributing advanced indoor aeroponic and hydroponic garden systems. After several years of initial research and product development, we began sales activities in March 2006. Since that time we have expanded our operations and currently offer four different indoor garden models with many sub models with each model category, more than 40 seed pod kits, and various gardening and kitchen accessories.  Although our business is focused on the United States and Canada, our products are available in other countries and we have continued to expand our market into Europe, including the United Kingdom, France, Germany, Italy and Spain.

Background of Scotts Miracle-Gro Alliance – Fiscal Years 2014-2019

As disclosed above under the caption “Item 1. Business,” we entered into a Securities Purchase Agreement and strategic alliance in April 2013 with a wholly owned subsidiary of Scotts Miracle-Gro.  Pursuant to the Securities Purchase Agreement, we issued (i) 2,649,007 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock); and (ii) a warrant to purchase shares of our common stock for an aggregate purchase price of $4.0 million.  In November 2016, Scotts Miracle-Gro converted all of its Series B Preferred Stock and exercised all of its warrants, thereby increasing its equity ownership to approximately 80% of the Company’s outstanding common stock. In addition, as part of the strategic alliance, we entered into several other agreements with Scotts Miracle-Gro, including: (i) an Intellectual Property Sale Agreement in which we agreed to sell all intellectual property associated with our hydroponic products, other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000; (ii) a Technology Licensing Agreement; (iii) a Brand License Agreement; and (iv) a Supply Chain Management Agreement. In addition to the initial working capital infusion of approximately $4.5 million in Fiscal Year 2014 from the Securities Purchase Agreement and Intellectual Property Sale Agreement, as well as ongoing seasonal term loans to fund operations through Fiscal Year 2020, we believe that the strategic alliance affords us the use of the globally recognized and highly trusted Miracle-Gro brand name.

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

Recent Proposal by Scotts Miracle-Gro

In a Schedule 13D/A filed by Scotts Miracle-Gro with the SEC on March 2, 2020, Scotts Miracle-Gro made an unsolicited proposal to AeroGrow recommending a range of operational adjustments for consideration by the AeroGrow Board of Directors that would effectively outsource most of Issuer’s operations to Scotts Miracle-Gro or an affiliate of Scotts Miracle-Gro. The proposal and related transactions may pose conflicts of interest and may result in: (i) cessation of AeroGrow’s status as a publicly traded company and SEC-reporting company; and (ii) may result in the liquidation of common stock held by minority shareholders at a price that may not represent the full future economic value of the common stock. See Item 1A. Risk Factors.

New Developments – Fiscal Year 2020

During Fiscal 2020, we continued our strategic growth initiative by offering our products in approximately 2,100 stores and we also enhanced the depth and breadth of our direct sales distribution channels by distributing approximately 346,000 direct mail catalogues, significantly increasing our web-selling presence and developing a robust e-mail marketing program. In Fiscal 2020, approximately 66.0% of our total sales were to retail customers and approximately 34.0% of our total sales were to direct customers.  Amazon.com, Inc., our largest retailer customer, comprised approximately 56.9% of our sales to retailers and 36.6% of our total sales during Fiscal 2020.

The cobranding of products with Scotts Miracle-Gro on seed pod kits remains in place. In June 2019, we also entered into a $10.0 million Term Loan Agreement with Scotts Miracle-Gro in order to provide incremental working capital in advance of our peak selling season. Interest was charged at the stated rate of 10% per annum.

During the fourth quarter Fiscal 2020 the impact of the ongoing COVID-19 pandemic began to affect our operations and financial results as there were changes to general economic and retail conditions. We began to see an increase in sales from the COVID-19 pandemic but also saw some risk in retail conditions as retailers temporarily closed storefronts, however, consumers shifted purchasing behavior to online purchases. As consumers shift to online purchases our product is well suited for sales as consumers can shop and research at their leisure.

Our Critical Accounting Policies

Inventory

Inventories are valued at the lower of cost, as determined by standard pricing, which approximates the first-in, first-out method, or net realizable value. When the Company is the manufacturer, raw materials, labor and manufacturing overhead are included in inventory costs.  We record the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of our products are manufactured overseas and are recorded at cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.

	March 31,	March 31,
	2020	2019
Inventory (in thousands)
Finished goods	$3,191	$7,071
Raw materials	1,597	1,369
	$4,788	$8,440

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the product lifecycle.  As of March 31, 2020 and 2019, the Company reserved $151,000 and $126,000, respectively, for inventory obsolescence.  The increase in the inventory obsolescence is attributable to examining aged inventory, including seeds, displays and replacement part and offset by disposing of the inventory that had been reserved.

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

The majority of the Company’s revenue is recognized at a point in time as the products are homogenous and can be sold to a variety of customers and when it satisfies a single performance obligation by transferring control of its products and the risk of loss to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.  The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of March 31, 2020 or March 31, 2019. The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

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

The Company’s promotional allowance programs with retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and range from one day to one year. The Company’s promotional and other allowances are calculated based on various programs with retail customers, and accruals are established during the year for its anticipated liabilities. These accruals are based on agreed upon terms, as well as the Company’s historical experience with similar programs, and require management’s judgment with respect to estimating consumer participation and retail customer performance levels. Differences between such estimated expense and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period in which such differences are determined.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of March 31, 2020 and 2019, the Company recorded a $744,000 reduction in and $1.2 million of accrued expenses, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” line of the balance sheets, respectively.

The Company reserves for known and potential returns and associated refunds or credits related to such returns based upon historical experience. In certain cases, customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods. This allowance is deducted from payments made to us by such retailers.  As of March 31, 2020 and 2019, the Company recorded a reserve for customer returns of $430,000 and $313,000, respectively.

Warranty

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts and labor for periods up to one year. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation.  Based upon the foregoing, the Company recorded a provision for potential future warranty costs of $226,000 and $166,000, as of March 31, 2020 and 2019, respectively.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are recorded in cost of revenue and are capitalized in inventory until the inventory is sold.  Shipping and handling costs associated with freight out to customers are also included in cost of revenue.   Shipping and handling charges paid by customers are included in net revenue.

Stock Based Compensation

The Company accounts for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-55 Shared-Based Payment.  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued.  For the years ended March 31, 2020, and 2019, equity compensation in the form of stock options and grants of restricted stock that vested totaled $0.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including, print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  In contrast, we record media and marketing costs related to our direct-to-consumer advertisements, inclusive of postage and printing costs incurred in conjunction with mailings of direct response catalogues, and related direct response advertising costs, in accordance with ASC 340-20-25 Capitalized Advertising Costs. As prescribed by ASC 340-20-25, direct response advertising costs incurred are reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has re-entered the retail distribution channel, it has expanded advertising into online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expenses for the years ended March 31, 2020 and March 31, 2019, were as follows:

	Fiscal Year Ended March 31, (in thousands)
	2020	2019
Direct-to-consumer	$797	$674
Retail	3,007	3,093
General	1,190	317
Total advertising expense	$4,994	$4,084

As of March 31, 2020 and March 31, 2019, the Company deferred $84,000 and $3,000, respectively, related to such media and advertising costs, including capitalized pay-per-click, catalogue costs (as described above) and commercial production costs.  The costs are included in the prepaid expenses and other line of the balance sheets.

Research and Development

Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within that reporting period, and early adoption is permitted. The Company is in the process of evaluating the potential impact of this new guidance on the Company’s consolidated financial statements and related disclosures.

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

Results of Operations

The following table sets forth, as a percentage of sales, our financial results for the last two fiscal years:

	Fiscal Years Ended March 31,
	2020	2019
Net revenue
Direct-to-consumer	34.0%	23.5%
Retail	64.3%	72.4%
International	1.7%	4.1%
Total net revenue	100.0%	100.0%

Cost of revenue	64.2%	65.2%
Gross profit	35.8%	34.8%

Operating expenses
Research and development	2.2%	1.7%
Sales and marketing	22.6%	24.6%
General and administrative	10.2%	8.5%
Total operating expenses	35.0%	34.8%

Income from operations	0.8%	0.0%

Total other income/(expense), net	(0.6%)	(0.9%)

Net income (loss)	0.2%	(0.9%)

Fiscal Years Ended March 31, 2020 and March 31, 2019

Summary Overview

Our net revenue in Fiscal 2020 totaled $39.2 million, an increase of 14.1% from Fiscal 2019 revenues.  This increase was primarily due to our increased focus on driving sales with more targeted advertising campaigns, which led to: (i) increased Direct-to-consumer sales; (ii) continued sales through broader channels in store and web/internet channels (Amazon.com, woot!, Good Morning America, Macy’s, etc.); and (iii) expanded sales through customer department stores (namely Macy’s, and Kohl’s).  Additionally, the sales increase resulted from newly acquired retail accounts, including tests with Mediocre Corporation and Wayfair.  In summary, we believe increased targeted and general advertising drove sales increases in all of our channels.

Our sales to retailer customers increased by 1.4% to $25.2 million during Fiscal 2020.  Retailer sales encompass sales to both traditional in-store and on-line retailers.  The increase in sales to retailers reflected continued sales to the existing Amazon.com, woot! and Macy’s accounts, as well as newly acquired retail accounts such as Meh.com and Wayfair. While we limited the number of sales into retail stores during FY20, improved advertising generated better product awareness and increased sales to end users, which resulted in less reserves for discounts and actual returns. We spent $3.0 million in advertising in the retail distribution channel, including more targeted campaigns such as pay per click and banner ads, catalogues, and continued to promote general brand awareness.

Direct-to-consumer sales during Fiscal 2020 increased to $13.3 million, or 64.6%, in the face of alternative on-line retailer outlets (primarily Amazon.com). This increase resulted primarily from our efficiency of our promotional campaigns, scheduled promotional calendar and a redesigned and effective website. We believe that our increased presence on Amazon, and other select online retailers , as well as continued momentum from our general advertising and marketing campaign and an expanded user-base, led to greater customer visibility.

International sales during Fiscal 2020 decreased to $685,000, a decrease of 51.3%, as we continue to balance profitability and the desire to test the international markets and understand the trends and acceptance of our product in international markets. The international markets consisted primarily of sales to Amazon platforms in the United Kingdom, France, Germany, Italy and Spain.

For the year ended March 31, 2020, total gross dollar sales of AeroGardens and seed pod kit accessories increased by 1.8% and 34.5%, respectively.  AeroGarden sales, net of allowances, represented 72.1% of total revenue, as compared to 76.4% in the prior year period.  This percentage decrease, on a product line basis, was primarily attributable to growth in customers purchasing more seed pod kits and accessories and the decreased number of gardens sold into stores for the holiday season during Fiscal 2020.  Seed pod kit and accessory gross sales increased as a percent of the total sales from 23.6% in Fiscal 2019 to 27.8% in Fiscal 2020, primarily as a result of the continued popularity of AeroGardens that have been placed in service over the past few years.

For Fiscal 2020, we incurred $5.0 million in advertising expenditures, a 22.3% year-over-year increase compared to the Fiscal Year ended 2019, which included $812,000 in general television, YouTube, Facebook and other media advertising.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand and indoor gardening category to support growth in both our direct-to-consumer and retail channels.  Overall advertising efficiency (measured as total revenue per dollar of advertising expense) decreased from $8.42 to $7.85 for the years ended March 31, 2019 and March 31, 2020, respectively, due to a strategic focus on retail advertising along with more measurable general advertising and brand awareness through digital channels. These expenditures included:

●

Direct-to-consumer advertising increased 18.3% to $797,000 in Fiscal 2020 from $674,000 in Fiscal 2019, primarily as a result of increased pay-per-click, catalogues, social media expenditures and targeted advertising.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $16.71, or 39.2%, for Fiscal 2020, as compared to $12.00 for Fiscal 2019.

●

Retail advertising decreased $85,000 to $3.0 million in Fiscal 2020, as we focused on driving product awareness on behalf of our retail partners and invested in: (i) platforms made available by our retailers; (ii) fewer promotional programs to increase product awareness with our housewares channel of retail accounts, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.). We believe that the advertising in the retail channel will be more targeted and generate greater direct-to-consumer sales through improved customer awareness.

●

Finally, in support of driving increased levels of category and brand awareness during Fiscal 2020, we spent over $985,000 in general television, media production and public relations.  The Company views this investment as a long-term commitment to increasing awareness of the AeroGarden brand.

The combination of all of the factors cited above helped drive a year-over-year increase in total net revenues of 14.1% to $39.2 million in Fiscal 2020.

Our gross margin for Fiscal 2020 was 35.8%, up from 34.8% in the prior fiscal year.  This increase was caused by: (i) an increase in sales through more profitable retailers and continued significant growth in higher margin direct-to-consumer sales; (ii) increased focus on pricing with existing retail accounts; (iii) removal of costs in the production process associated with older product lines; (iv) the introduction of new products with higher margins; and (v) the impact of the lower return reserve and discounts with retailers due to better sell-through. The increase in our margins was partially offset by frictional cost associated with reduced returns in the retail channel and decreased sales into European market, which entails additional up-front and delivery costs.  Long term, we also believe that creating increased brand awareness through advertising will help us maintain higher prices and deliver better margins.

Operating expenses for Fiscal 2020 totaled $13.7 million, an increase of 14.7% or $1.8 million over the prior fiscal year.  As a percentage of total revenue, operating expenses increased 0.2% year-over-year. Gross spending increased in the following areas:

●	A $911,000 increase in advertising, primarily related to participation in linear TV, Online TV, Connected TV, general TV, YouTube, Facebook and other media advertising; and
●	A $761,000 increase in personnel expenses driven by the company-wide incentive program and an increase in employee headcount;
●	A $412,000 increase in general expense categories such as depreciation, bad debt, insurance, repairs and maintenance, offices supplies, equipment; and
●	A $128,000 increase in one-time expenses for outside contractors relating to e-commerce security investments.

The increases in operating expenses were partially offset by a $517,000 decrease due to a changes in general categories such as product testing and certification fees, public relations, trade shows, promotions and market research.

General and administrative expense totaled $4.0 million during Fiscal 2020, an increase of 37.0% or $1.1 million as compared to the prior year, primarily due to increases in (i) payroll-related expenses, including incentive programs, salaries, bonuses and employee benefits; (ii) consulting and legal fees associated with a cyber security program, a previous credit card breach, and web hosting investments due to increased volume, electronic data processing, and network consulting and software troubleshooting fees; (iii) office rent relating to new accounting guidance on leases and relocation of the corporate headquarters; and (iv) estimates for the allowance for bad debt and depreciation.

Research and development costs also increased 48.6% year-over-year, or $287,000 in Fiscal 2020.  Research and development spending increased in Fiscal 2020, particularly due to: (i) the addition of full-time employees to expedite our new product development process; (ii) the company-wide incentive program; (iii) market research; and (iv) investments in new product and prototype development, including our largest most advanced product system, that we anticipate introducing to the market in the next fiscal year, along with related testing certifications; and (v) termination of a collaboration expense offset program with Scotts Miracle-Gro. In prior years, Scotts Miracle-Gro offset a portion of the Company’s product development expenses.

Our income from operations totaled $308,000 for Fiscal 2020, as compared to income of $6,000 in the prior year, primarily as a result of the $4.8 million increase in sales and increased gross margin, partially offset by increased sales and operating expenses (as discussed above).

Other loss for Fiscal 2020 totaled $251,000, as compared to other loss of $297,000 in the prior year, primarily as a result of lower principal and interest payments on the Term Loan with Scotts Miracle-Gro.  In the prior year, we incurred increased debt under the Scotts Miracle-Gro Term Loan.

Our net income for Fiscal 2020 totaled $57,000, a $348,000 improvement over the net loss of $291,000 in Fiscal 2019, primarily due to increased sales volumes and operating margins as we continued to refine our selling strategy, partially offset by increased operating expenses.

Revenue

The table set forth below shows quarterly revenues by sales channel for the fiscal years ended March 31, 2020, and March 31, 2019:

Fiscal 2020	Quarters ended				Year ended
(in thousands)	30-Jun-19	30-Sep-19	31-Dec-19	31-Mar-20	31-Mar-2020
Sales – direct-to-consumer	$1,902	$1,628	$4,665	$5,127	$13,322
Sales – retail	2,443	2,725	13,579	6,459	25,206
Sales – international	130	70	282	204	686
	$4,475	$4,423	$18,526	$11,790	$39,214

Fiscal 2019	Quarters ended				Year ended
(in thousands)	30-Jun-18	30-Sep-18	31-Dec-18	31-Mar-19	31-Mar-19
Sales – direct-to-consumer	$1,454	$1,154	$3,010	$2,473	$8,091
Sales – retail	2,254	7,376	9,136	6,101	24,867
Sales – international	35	46	795	532	1,408
	$3,743	$8,576	$12,941	$9,106	$34,366

In Fiscal 2020, revenue totaled $39.2 million, an increase of $4.8 million, or 14.1%, from Fiscal 2019.  Sales to retailer customers for Fiscal 2020 totaled $25.2 million, up $339,000, or 1.4%, from the same period a year earlier, principally reflecting AeroGarden sales to the existing retailer web/internet channels of Amazon.com, and woot! and in store accounts of Macy’s, as well as newly acquired retail accounts such as Meh.com and Wayfair.  Direct-to-consumer revenue totaled $13.3 million in Fiscal 2020, as compared to $8.1 million in Fiscal 2019, principally reflecting our redesigned and better functioning website and our focus on advertising that drives sales brand awareness.  International sales totaled $686,000, a decrease of $722,000, as we test international markets in the United Kingdom, France, Germany, Italy and Spain primarily through the Amazon platforms.

The following table presents our quarterly sales by product category, in U.S. dollars and as a percent of total net revenue, for Fiscal 2020 and Fiscal 2019.

Fiscal 2020	Quarters ended				Year ended
(in thousands)	30-Jun-19	30-Sep-19	31-Dec-19	31-Mar-20	31-Mar-20
Product Revenue
AeroGardens	$3,406	$3,403	$18,845	$9,070	$34,724
Seed pod kits and accessories	1,681	1,644	3,498	4,085	10,908
Discounts, allowances and other	(612)	(624)	(3,817)	(1,365)	(6,418)
Total	$4,475	$4,423	$18,526	$11,790	$39,214
% of Revenue
AeroGardens	76.1%	76.9%	101.7%	76.9%	88.6%
Seed pod kits and accessories	37.6%	37.2%	18.9%	34.7%	27.8%
Discounts, allowances and other	(13.7)%	(14.1)%	(20.6)%	(11.6)%	(16.4)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Fiscal 2019	Quarters ended				Year ended
(in thousands)	30-Jun-18	30-Sep-18	31-Dec-18	31-Mar-19	31-Mar-19
Product Revenue
AeroGardens	$2,806	$9,885	$13,925	$7,490	$34,106
Seed pod kits and accessories	1,162	1,449	2,715	2,784	8,110
Discounts, allowances and other	(225)	(2,758)	(3,699)	(1,168)	(7,850)
Total	$3,743	$8,576	$12,941	$9,106	$34,366
% of Revenue
AeroGardens	75.0%	115.2%	107.6%	82.2%	99.2%
Seed pod kits and accessories	31.0%	16.9%	21.0%	30.6%	23.6%
Discounts, allowances and other	(6.0)%	(32.1)%	(28.6)%	(12.8)%	(22.8)%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

AeroGarden unit revenue totaled $34.7 million in Fiscal 2020, up $618,000 from $34.1 million, or 1.8%, from a year ago, principally due to: (i) the increase in direct-to-consumer channel sales; (ii) the increased focus on advertising to drive sales and general brand awareness; and (iii) the increase in the retail channel sales.  Sales of seed pod kits and accessories increased by $2.8 million, or 34.5%, resulting from an overall increase in brand awareness and growth of the existing customer base.  In Fiscal 2020, sales of seed pod kits and accessories represented 27.8% of our total net revenue, an increase from 23.6% in the prior fiscal year, reflecting the expansion of AeroGarden sales in retail markets.  Discounts, allowances and other revenue (expense), which is comprised of items that are not specifically identifiable to a product, such as grow club revenue, shipping revenue, accruals and deductions, decreased as a percentage of total revenue from (22.8)% in Fiscal 2019 to (16.4)% in Fiscal 2020 due to decreases in revenue deductions for potential returns, sales allowances and discounts.

Cost of Revenue

Cost of revenue for Fiscal 2020 totaled $25.2 million, a 12.5% increase from the prior fiscal year.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers and outbound freight to customers, costs related to warehousing, credit card processing fees for direct sales, and duties and customs applicable to imported products.  The dollar amount of cost of revenue increased in conjunction with the 14.1% increase in total sales, along with increased supply chain costs.  As a percent of total revenue, cost of revenue was 64.2% in Fiscal 2020, as compared to 65.2% in the year earlier period.  The decrease in costs as a percent of revenue resulted from:

●	Revenue mix shift to some higher margin customers from some lower margin retail customers, along with reductions in certain product costs; and
●	Reductions in operating costs for orders as we focused on optimization of quantity and capacity of moving goods.

The decrease in cost of revenues, as a percent of revenue, was partially offset by increases in:

●	Certain supply chain costs such as domestic and international shipping;
●	The cost of product storage in several domestic and international locations and changes to the warehouses to position us for long-term growth.

Gross Margin

Our gross margin varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue from high- and low-margin customers.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product which we charge to the retailer or international distributor, with fluctuations attributable to the mix of on-line and brick and mortar customers.  Gross margins also vary based on specific products, as well as the maturity and size of the customer relationship. Media costs associated with direct sales are included in sales and marketing costs.  Overall, the gross margin for Fiscal 2020 was 35.8% as compared to 34.8% in the prior year.  The increase in our gross margin was primarily attributable to decreases in product costs, and increases in the revenue mix attributable to better margin customers, partially offset by increased supply chain expenses, one-time fees related to establishing new retail customers and inventory storage and order processing costs.

Research and Development

Research and development costs totaled $877,000 for Fiscal 2020, an increase of $287,000, or 48.6% from the prior fiscal year. Research and development costs are comprised of payroll, travel and other costs associated with (i) development of new AeroGarden models and technologies; (ii) our plant laboratories that research new plant varieties and growing technologies; (iii) new technologies, such as improved lighting and nutrient formulation; and (iv) costs to enhance the performance of our products.  Our research and development spending increased in Fiscal 2020, particularly related to the addition of full-time employees to expedite our new product development process, the company-wide incentive program, market research, new product and prototype development, (which we anticipate introducing in the next fiscal year), testing certifications, and the termination of a collaboration expense offset program with Scotts Miracle-Gro.

Sales and Marketing

Sales and marketing costs for Fiscal 2020 totaled $8.9 million, an increase of $390,000, or 4.6%, from the prior fiscal year.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products.  The following table breaks down the components of our sales and marketing costs for Fiscal 2020 and Fiscal 2019:

	Fiscal Years Ended March 31,
	2020	2019
(in thousands)
Advertising	$4,994	$4,084
Salaries and related expenses	2,172	2,200
Sales commissions	81	83
Trade shows	14	52
Travel	235	238
Media production and promotional products	75	80
Quality control and processing fees	206	240
General brand marketing	364	788
Other	711	697
Total	$8,852	$8,462

Advertising is principally composed of the costs of developing and airing our commercials, the costs of development, production, printing, and postage for our catalogues, and mailing and web media costs for search and affiliate web marketing programs and retail support placement.  Each of these are key components of our integrated marketing strategy because they help build awareness of, and consumer demand for, our products in all our channels of distribution (retail and direct-to-consumer). Advertising expense totaled $5.0 million for Fiscal 2020, a year-over-year increase of 22.3%, or $910,000, primarily because of our increased use of more measurable pay-per-click advertising, including general television, YouTube, Facebook and other general media advertising.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  Personnel costs for sales and marketing in Fiscal 2020 were $2.2 million, relatively flat from Fiscal 2019 levels.

Sales commissions, which generally include 1-7% of cash collections from some of our retailer customers, are paid to third-party sales representatives that assist us in developing and maintaining relationships with certain retailers.  Sales commission expense totaled $81,000 for the fiscal year ended March 31, 2020, a decrease of 1.6% from the prior fiscal year as a result of lower overall sales to customers represented by third-party sales representatives.

Other marketing expenses decreased $410,000, or 27.7%, year-over-year primarily as a result of decreases in a variety of other marketing initiatives, including direct marketing consulting with several retailers, general marketing programs to develop brand recognition and understand target market customers, changes in overall promotional programs, market research and retailer marketing programs, and use of contractors to help drive sales.

General and Administrative

General and administrative expense for the fiscal year ended March 31, 2020 totaled $4.0 million, an increase of 37.0% or $1.1 million, as compared to the prior year.  This increase was principally due to increases in payroll-related expenses, including incentive programs, salaries, bonuses and employee benefits, consulting and legal fees associated with investments in credit card security, web hosting, electronic data processing, network consulting and software troubleshooting fees, office rent relating to new accounting guidance on leases and relocation of the corporate headquarters, and estimates for the allowance for bad debt and depreciation.

Operating Income and Loss

The income from operations totaled $308,000 in Fiscal 2020, an increase of $301,000, or 4,525.8%, from the prior year, primarily as a result of an increase in revenue, gross profit and gross margin, partially offset by increases in specific advertising programs and general television, YouTube, Facebook and other general media advertising.

Other Income and Expense

Other expense for Fiscal 2020 totaled $251,000, as compared to other expense of $297,000 in the prior year, primarily due to lower borrowings and interest payments under the Term Loan with Scotts Miracle-Gro.

Net Loss

Our net income for Fiscal 2020 was $57,000, a $348,000 improvement over our net loss of $291,000 in Fiscal 2019, primarily attributable to increased sales volumes and an increase in operating margins, as we continued to refine our selling strategy, partially offset by increased operating expenses.

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

	Fiscal Year Ended March 31, 2020
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$13,322	$25,892	$-	$39,214
Cost of revenue	8,537	16,648	-	25,185
Gross profit	4,785	9,244	-	14,029
Gross profit percentage	35.9%	35.7%	-	35.8%
Sales and marketing (1)	1,376	3,302	1,480	6,158
Segment profit	3,409	5,942	(1,480)	7,871
Segment profit percentage	25.6%	22.9%	-	20.1%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products, general brand marketing and other as discussed in the sales and marketing section.

	Fiscal Year Ended March 31, 2019
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$8,091	$26,275	$-	$34,366
Cost of revenue	5,737	16,658	-	22,395
Gross profit	2,354	9,617	-	11,971
Gross profit percentage	29.1%	36.6%	-	34.8%
Sales and marketing (1)	802	3,575	1,324	5,701
Segment profit	1,552	6,042	(1,324)	6,270
Segment profit percentage	19.2%	23.0%	-	18.2%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products, general brand marketing and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net income for non-cash items and changes in operating assets and liabilities, net cash provided by operating activities totaled $7.1 million in Fiscal 2020, as compared to net cash used by operating activities of $4.8 million in the prior fiscal year.

Non-cash items, consisting of depreciation, amortization, bad debt allowances, accretion of debt association with sale of intellectual property, and changes in inventory allowances totaled a net loss of $1.1 million in Fiscal 2020, as compared to a net loss of $520,000 in the prior fiscal year.

Changes in current assets provided cash of $3.2 million during Fiscal 2020, primarily due to decreases in accounts receivable and inventory, partially offset by an increase in other current assets.  In Fiscal 2019, changes in these assets used $4.2 million, reflecting increases in accounts receivable and inventory, partially offset by a decrease in other current assets.  As of March 31, 2020, the inventory balance was $4.8 million, representing approximately 70 days of sales activity during Fiscal 2020.  Net accounts receivable totaled $3.4 million as of March 31, 2020, representing approximately 46 days of net retail sales activity at the average daily rate of sales recognized during Fiscal 2020.  The days of sales in receivables and inventory calculations can fluctuate, and are greatly impacted by our seasonality and the timing of sales and inventory receipts during the period.

Current operating liabilities increased $2.9 million during Fiscal 2020, because of a $3.0 million increase in accounts payable and accrued liabilities.  In the prior year period, current operating liabilities decreased $864,000 primarily due to increases in accounts payable and accrued liabilities, including accrued interest and customer deposits. Accounts payable as of March 31, 2020 totaled $4.7 million, representing approximately 44 days of daily expense activity at the average daily rate of expenses incurred during Fiscal 2020.

Net investment activity used $862,000 of cash, primarily due to purchases of equipment to manufacture our new products, as compared to cash used of $854,000 in the prior year.

Net financing activity, including the borrowing and repayment of debt, provided cash of $857,000 during Fiscal 2020, as compared to cash used of $21,000 in the prior fiscal year.

As of March 31, 2020, we had a cash balance of $9.1 million, of which $15,000 was restricted as collateral for our various corporate obligations.  This compares to a cash balance of $1.8 million as of March 31, 2019, of which $15,000 was restricted.

As of March 31, 2020 and March 31, 2019, the outstanding balance of our debt is as follows:

	For the Fiscal Years Ended March 31,
	2020	2019
(in thousands)
Notes payable and debt-related party	$915	$-
Sale of intellectual property liability (see Note 3)	24	48
Total debt	939	48
Less current portion	39	25
Long term debt	$900	$23

As of March 31, 2020, we have $900,000 of debt requiring cash payments.  The remaining debt in the current liability is related to the Scotts Miracle-Gro transaction, for further information see Note 3 to our financial statements.

We use, or have used, a variety of debt funding sources to meet our liquidity requirements, including the following:

Borrowing Agreements

During Fiscal 2020, we entered into a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro and Real Estate Term Loan of up to $1.5 million. As of March 31, 2020, the outstanding balance of our note payable and debt, including accrued interest, was $900,000 as discussed in more detail in Note 2.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

●	our cash of $9.1 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of March 31, 2020;
●	our cash of $10.3 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 15, 2020;
●	continued support of, and extensions of credit by, our suppliers and previous lenders, including Scotts Miracle-Gro;
●	our historical pattern of increased sales between September and March, and lower sales volume from April through August;
●	the level of spending necessary to support our planned initiatives; and
●

our sales to consumers, retailers, and international distributors, and the resulting cash flow from operations, which will depend in great measure on acceptance of our products by retail distribution customers and the success of planned direct-to-consumer sales initiatives.

During Fiscal 2020 we took a number of actions to address our liquidity needs.  Most importantly, we concentrated on increasing our margin by eliminating some production costs despite a shipping related problem in our domestic and international channels.  Specifically, we utilized more targeted pay-per-click advertising along with general brand awareness marketing and strategically expanded sales to major retailers that have proven to be the best and most profitable business partners.

In first quarter of Fiscal 2020, the Company entered into a Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro with a maturity date of March 31, 2020. The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum.  The funding provided general working capital and was used for the purpose of acquiring inventory to support our expansion into retail and its direct-to-consumer sales channels in advance of our peak selling season. The principal and accrued interest on the Term Loan were repaid in full during the fourth quarter of Fiscal 2020.

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

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as leases and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  The following is a summary of these obligations as of March 31, 2020.

	Less than 1 year	1 -3 years	More than 3 years	Total
(in thousands)
Capital leases	$30	$-	$-	$30
Operating leases	$185	$825	$755	$1,765
Totals:	$215	$825	$755	$1,795

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management team, including our Chief Executive Officer and Senior Vice President, Finance and Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our assessment, management has concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of March 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2020 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

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

Name	Age	Position with AeroGrow
J. Michael Wolfe	61	President and Chief Executive Officer
Grey H. Gibbs	53	SVP – Finance and Administration
John K. Thompson	59	EVP, Sales & Marketing and Secretary

J. Michael Wolfe, age 61, became our Chief Operating Officer in January 2010, our President on February 9, 2011, and our Chief Executive Officer on March 31, 2011.  He previously served as Vice President of Operations since April 2006.  Prior to joining AeroGrow, Mr. Wolfe was an independent consultant.  From 1992 to 2002, he was President and Chief Operating Officer of Concepts Direct and was its Chief Executive Officer from 2000 to 2001.  At Concepts Direct, Mr. Wolfe oversaw the development, launch and operations of seven independent catalogues.  From 1987 to 1992, Mr. Wolfe served as Vice President of Wiland Services, Inc., a database management company where he oversaw the redesign of the company’s product line, its sales and investor relations.  The Board believes that Mr. Wolfe’s leadership experience, combined with his extensive direct-to-consumer marketing background, his executive experience at a variety of direct-to-consumer companies, and his knowledge of AeroGrow’s history and business, qualifies him to serve as President and Chief Executive Officer.

Grey H. Gibbs, age 53, has been employed by AeroGrow since November of 2007.  He has served as Senior Vice President – Finance and Accounting since May 2015 and previously served as: (i) Vice President of Finance and Accounting from June 2014 to May 2015; (ii) Vice President of Accounting from February 2011 to June 2014; and (iii) Controller from November 2007 to June 2011.  Before joining AeroGrow, Mr. Gibbs was employed by Swift Company, an animal protein processor, as Director of Sarbanes-Oxley Compliance from 2006 to 2007 and Assistant Corporate Controller from 2004 to 2006.  From 2003 to 2004, Mr. Gibbs was the Chief Financial Officer of JCIT International, an educational and consulting firm in lean manufacturing.  From 1994 to 2002, Mr. Gibbs served in a range of strategic and financial roles for Agilent Technologies and Hewlett Packard, including New Product Introduction Program Manager, Outsourcing Program Manager, Site Finance Manager, Planning and Reporting Analyst and Senior Internal Auditor.  Mr. Gibbs was also an Audit Supervising Senior for KPMG LLP from 1991 to 1994.

John K. Thompson, age 59, became Executive Vice President of Sales and Marketing in April 2014.  Mr. Thompson joined AeroGrow in 2002 and has served in a variety of senior management positions at AeroGrow, including his position as Vice President of Marketing from October 2009 to April 2014.  Mr. Thompson also served as the Company’s International Division General Manager and Vice President of Investor Relations, and was instrumental in the research activities leading to the development and launch of the Company’s AeroGarden product line.  Prior to joining AeroGrow, Mr. Thompson was Director of Marketing for Productivity Point International, a direct marketing and direct sales company, and Sales and Marketing Manager for CareerTrack, a direct marketing company that sold personal and professional growth products to the consumer and commercial markets.

Board of Directors

Our Board of Directors oversees the management of AeroGrow on your behalf. Among other things, the Board reviews our long-term strategic plans and exercises direct decision-making authority on key issues, including the appointment of our executive officers and setting the scope of their authority in managing AeroGrow’s day-to-day operations.  Our Board is currently comprised of Chris Hagedorn (Chairman), H. MacGregor Clarke, David B. Kent, Cory J. Miller and Patricia M. Ziegler.  Messrs. Hagedorn, Miller and Ms. Ziegler are representatives of Scotts Miracle-Gro. Biographical information for Messrs. Hagedorn, Clarke, Kent, Miller and Ms. Ziegler is presented below, along with Albert Messina and Peter Supron, who served as Board members during Fiscal 2020, prior to their resignation in April 2019.

H. MacGregor Clarke, age 59, has been a director since April 2019 and previously served as a director from July 2009 to March 2013.  Mr. Clarke has served as Senior Vice President and Chief Financial Officer of Johns Manville, a Berkshire Hathaway company, since March 2013 and previously served as AeroGrow’s Chief Financial Officer from May 2008 through March 2013.  From 2007 to 2008, Mr. Clarke was President and Chief Executive Officer, and from 2006 to 2007, Chief Financial Officer, of Ankmar, LLC, a garage door manufacturer, distributor and installer.  From 2003 to 2006, Mr. Clarke was a senior investment banker with FMI Corporation, a management consulting and investment banking firm serving the building and construction industry.  At FMI Corporation, Mr. Clarke was responsible for delivering consulting and investment banking services to clients, and for marketing to prospective clients in the financial services industry.  The Board believes that Mr. Clarke’s extensive financial and executive experience, in particular his prior service as an executive officer of four companies, among other factors, qualifies him to serve as a director.

Chris J. Hagedorn, age 35, has been a director since 2013 and Chairman of the Board since November 2016.  Mr. Hagedorn was appointed the General Manager of The Hawthorne Gardening Company in October 2014 and was previously appointed Director of Indoor Gardening at Scotts Miracle-Gro in May of 2013. From 2011 to 2013, Mr. Hagedorn served as a Marketing Manager for the North Region at Scotts Miracle-Gro. Mr. Hagedorn was initially appointed to the Board by Scotts Miracle-Gro pursuant to a provision of the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allowed Scotts Miracle-Gro, as holder of the Series B Preferred Convertible Stock, to appoint one member to the Board of Directors for so long as the convertible stock remained outstanding.   For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3. “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.  The Board believes that Mr. Hagedorn’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

David B. Kent, age 61, has been a director since April 2019.  Mr. Kent has served in various senior managerial roles and is currently Co-Founder of Darcie Kent Vineyards.  Mr. Kent served as a Brand Manager for Procter & Gamble, the world’s foremost consumer package goods company. Mr. Kent served as CEO of the Wine Group LLC from 2000 to 2012. The Board believes that Mr. Kent’s extensive experience in marketing, retail and brand building, among other factors, qualifies him to serve as a director.

Cory J. Miller, age 46, has been a director since April 2020. Cory Miller joined the AeroGrow Board in 2020 and is currently the Vice President of Finance & Information Technology at The Hawthorne Gardening Company. The Hawthorne Gardening Company is a whole-owned subsidiary of the Scotts Miracle-Gro Company. Cory began his career at Scotts Miracle-Gro in 2000 and has held several roles of increasing responsibility. Previous leadership roles at Scotts include VP of Finance, Merger & Acquisition Integration; VP of Finance, Chief Internal Auditor; VP of Finance, Sales; and VP of Finance, Marketing. Prior to joining Scotts, Mr. Miller was a member of the audit practice of Ernst and Young. The Board believes that Mr. Miller’s business experience and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies him to serve as a director.

Patricia M. Ziegler, age 55, has been a director since April 2020. Patti Ziegler joined the AeroGrow Board in 2020 and is currently the Chief Digital and Marketing Services Officer at Scotts Miracle-Gro. Patti began her career at Scotts Miracle-Gro in 2011 and has held several roles within the marketing team with brand, advertising, and digital leadership responsibilities. Currently, Patti is responsible for driving growth with direct to consumer. Before joining the company, Patti held several leadership positions within an advertising agency holding company across a broad range of categories including Consumer Packaged Goods, Retail, Financial Services, Spirits, Healthcare, Restaurants, Utilities, and Tourism. The Board believes that Ms. Ziegler’s marketing and advertising experience, creativity and entrepreneurial approach, and ties to Scotts Miracle-Gro, particularly in light of AeroGrow’s strategic alliance with Scotts Miracle-Gro, qualifies her to serve as a director.

Former Board Members

As stated above, Albert Messina and Peter Supron, who served as Board members during Fiscal 2020 prior to their resignation in April 2019.

Albert (Bert) Messina, age 51, served as a director from November 2016 to April 2020.  Mr. Messina has served in various senior managerial roles at the Hawthorne Gardening Company, a whole-owned subsidiary of the Scotts Miracle-Gro Company, since 2014.  He previously served as Finance and Strategy Lead at Hawthorne from 2014-2019.  From 2012 to 2013, Mr. Messina served as a Senior Director of Strategy & Development for Source Interlink Media.  Prior to that, Mr. Messina served as a Managing Director for DeSilva & Phillips Investment Bank.

Peter Supron, age 51, served as a director from November 2016 to April 2020. Mr. Supron currently serves as Chief of Staff to the President and Chief Operating officer of Scotts Miracle-Gro.  In this role, Mr. Supron partners with the business units in strategy development and has played a key role in Scotts Miracle-Gro’s entry into the Internet of Things market for lawn & garden, as well as Scotts Miracle Gro’s entry into the direct-to-consumer space.  Previously, Peter led Scott Miracle-Gro’s corporate strategy & mergers & acquisitions function, its procurement team, as well has held various roles in finance.

Board Committees and Meetings

We have established two standing committees so that certain matters can be addressed in more depth than may be possible in a full Board meeting: an Audit Committee and a Governance, Compensation and Nominating Committee.  The two committees each operate under a written charter.

Audit Committee.  The current members of our Audit Committee are Messrs. Clarke (chairman), Hagedorn and Miller.  Mr. Messina, who resigned from the Board in April 2019, served as a member of the committee during Fiscal 2019 and the first month of Fiscal 2020. The members were elected to the committee, and the chairman was appointed by the Board.  The Board has determined that Mr. Clarke is considered an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K, due to his extensive financial background and experience (as summarized in the biographical information for Mr. Clarke disclosed above).  The Board has affirmatively determined that Mr. Clarke is an independent director as defined by applicable securities law and NASDAQ corporate governance guidelines.  Due to their positions as representatives of Scotts Miracle-Gro, the Company’s most significant stockholder, Messrs. Hagedorn and Miller and Ms. Ziegler are not independent directors.  The Audit Committee’s charter provides that the committee shall:

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

Governance, Compensation and Nominating Committee.  The current members of the Governance, Compensation and Nominating Committee are Ms. Ziegler (chairman), Messrs. Kent and Hagedorn.  Mr. Supron, who resigned from the Board in April 2019, served as chairman of the committee during Fiscal 2019 and the first month of Fiscal 2020. The members were elected to the committee, and the chairman was appointed, by the Board.  The Governance, Compensation and Nominating Committee’s charter provides that the committee shall:

●	recommend to the Board the corporate governance guidelines to be followed;
●	review and recommend the nomination of Board members;
●	set the compensation for the chief executive officer and other officers; and
●	administer the equity-based performance compensation plans of AeroGrow.

The Governance, Compensation and Nominating Committee does not have a formal policy concerning stockholder recommendations to the Board of Directors and we did not receive any recommendations from stockholders requesting that the Board consider a candidate for inclusion as a nominee.  The Committee has determined that it is appropriate to not have such a policy given the infrequency of such recommendations.  The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. The Committee would consider any candidate proposed in good faith by a stockholder on the same basis as a candidate proposed directly by the Board. To do so, a stockholder should send the candidate’s name, credentials, contact information, and the candidate’s consent to be considered to the Governance, Compensation and Nominating Committee, c/o Corporate Secretary, AeroGrow International, Inc., 5405 Spine Rd., Boulder, Colorado, 80301. The proposal should be received by the due date for a stockholder proposal, as set forth below under the caption heading “Submission of Stockholder Proposals,” in order to be considered timely for consideration by the Committee prior to the Annual Meeting of Stockholders or, in lieu of an annual meeting, for an action by written consent of the stockholders.  The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long).

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

Meetings.  During Fiscal 2020 the Board held eight meetings.  A quorum of directors attended all of the meetings held by the Board during the period that each person served as a director of AeroGrow.  Also during Fiscal 2020, the Audit Committee held four meetings and the Governance, Compensation and Nominating Committee held two meetings.  Each director attended, either in person or by telephone conference, at least 75% of the Board and committee meetings held while serving as a director or committee member in Fiscal 2020.

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

Board Structure and Risk Oversight

Chris Hagedorn serves as Chairman of the Board.  Scotts Miracle-Gro is the largest investor in AeroGrow and its financial support was instrumental in allowing AeroGrow to persevere through a very difficult economic period. Messrs. Hagedorn, Messina and Supron were representatives of Scotts Miracle-Gro and they are involved in setting the strategic direction for the Company.

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

5405 Spine Rd.

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

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended March 31, 2020, all such filings required to be made by our Section 16 insiders were timely filed in accordance with the requirements of the Exchange Act.

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

We compensate our executives through a mix of base salary and bonus compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.  We have not utilized equity compensation since our 2005 Equity Compensation Plan expired in Fiscal 2016. In making compensation decisions, the Governance, Compensation and Nominating Committee, may compare certain elements of total compensation against other comparable publicly traded and privately held companies that compete in our markets.  A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy mentioned above.  There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  Rather, the Governance, Compensation and Nominating Committee reviews information such as that referenced above with respect to our peers and our major shareholder, SMG, Scotts Miracle-Gro, to determine the appropriate level and mix of incentive compensation.  Income from such incentive compensation is realized as a result of the performance of AeroGrow or the individual, depending on the type of award.

Compensation Process

Generally, base salaries and annual incentive awards will be reviewed at the end of each fiscal year with changes made to the base salaries effective April 1 of the following fiscal year.  Whether an individual’s salary and incentive awards are increased or decreased depends on the individual’s performance as well as the overall performance of AeroGrow.

Although we have not issued stock options and other stock grants in the last several fiscal years, such equity grants are reviewed and approved at meetings of the Governance, Compensation and Nominating Committee and the full Board.  By establishing the meeting schedule and agenda for these grants in advance, AeroGrow diminishes any opportunity for manipulation of exercise prices on option grants to the extent any recipients are in possession of non-public information at the time of the meetings.  Approval of grants for any newly hired or promoted executives during the course of the year generally occurs at the Governance, Compensation and Nominating Committee’s meeting immediately following the hiring or promotion.

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

In Fiscal 2020, the principal components of compensation for executive officers were:

●	base salary;
●	performance-based annual incentive awards (cash bonuses); and
●	benefits and other perquisites.

Each component is designed to achieve a specific purpose and to contribute to a total package that is competitive, appropriately performance-based, and valued by AeroGrow’s executives. Although we did not issue stock options in Fiscal 2020, we have utilized equity compensation in prior years and may again in the future.

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

Performance-Based Annual Incentive Compensation

Though markets dictate that base salaries must be competitive, we are moving toward basing a greater proportion of our executive compensation on the achievement of measurable individual and company results through the award of annual incentive bonuses.  These bonuses are often tied to performance against AeroGrow’s sales growth and EBIT objectives.  By increasing variable pay as a percentage of total compensation, the Governance, Compensation and Nominating Committee believes that executive compensation will be more aligned with value delivered to our stockholders.  This limits fixed costs and also results in higher pay occurring only in years when merited by high performance.  Due to company-wide improvements on sales and operations, we paid an aggregate of $30,000 in discretionary cash bonuses to our Named Executive Officers in Fiscal 2020.  We accrued $194,000 in performance-based bonuses during Fiscal 2020 for payments that are to be paid to our Named Executive Officers during Fiscal 2021.

Long Term Stock-Based Compensation

This category of awards covers options granted to executives out of equity plans, and that vest over time, at different rates for different executives.  Although we did not issue stock options in Fiscal 2020, we have utilized equity compensation in prior years and may again in the future. Because these awards vest over time and become more valuable to the recipient only as our stock price increases, the Governance, Compensation and Nominating Committee believes these are a useful form of long-term incentive compensation, with the potential to directly align the interests of shareholders and management.  During Fiscal 2020, we granted options to purchase 0 shares of common stock.  For more details about outstanding stock options held by our Named Executive Officers, please refer to the table below entitled “Outstanding Equity Awards at Fiscal Year End.”

At March 31, 2020, no options to purchase shares of our common stock were unvested. These options will result in $-0- of compensation expense.

Executives and Employment Arrangements

The following discussion and table relate to compensation arrangements on behalf of, and compensation paid by us during Fiscal 2020, to our Named Executive Officers who were employed by AeroGrow as of March 31, 2020.

Employment Contracts

We have employment agreements with J. Michael Wolfe and John K. Thompson.

J. Michael Wolfe

Effective as of March 4, 2012, AeroGrow and J. Michael Wolfe entered into an employment agreement (the “Wolfe Agreement”) that provides that he will be employed as the Chief Executive Officer and must devote substantially all of his working time and efforts to our business.  The Wolfe Agreement superseded and replaced a previous agreement between the parties dated as of February 9, 2009.  The Wolfe Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Wolfe Agreement, Mr. Wolfe’s annual base salary was set at $200,000 until September 2, 2012, at which time his annual base salary increased to $226,923.  Beginning on April 1, 2013, and each April 1 thereafter, Mr. Wolfe’s annual base salary will be increased by 3%, or such higher percentage as may be determined by our Board of Directors.  During Fiscal 2020, Mr. Wolfe’s annual base salary was $281,849. In addition, Mr. Wolfe will receive an automobile allowance of $750 per month during the term of the Wolfe Agreement.  Mr. Wolfe is eligible to participate in our annual cash incentive compensation plan for senior managers and any equity compensation plans (if applicable), each as determined by the Board of Directors from time to time.  The Wolfe Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  In the event that we terminate the employment of Mr. Wolfe without cause (as determined under the Wolfe Agreement), Mr. Wolfe will be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  In the event that we breach any term of the Wolfe Agreement and such breach is not cured within thirty days of notice being given, then Mr. Wolfe can terminate his employment and be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  The Wolfe Agreement also requires Mr. Wolfe to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Wolfe Agreement and for a period of twelve months following the termination of the Wolfe Agreement.

John K. Thompson

Effective as of March 4, 2012, AeroGrow and John K. Thompson entered into an employment agreement (the “Thompson Agreement”) that provides that he will be employed as the Senior Vice President, Sales and Marketing and must devote substantially all of his working time and efforts to our business.  The Thompson Agreement superseded and replaced a previous agreement between the parties dated as of January 26, 2009.  The Thompson Agreement has an initial one year term, with automatic one year renewals unless advance notice is given by either party.  Pursuant to the Thompson Agreement, Mr. Thompson’s annual base salary was set at $150,000 until September 2, 2012, at which time his annual base salary increased to $167,307.  Beginning on April 1, 2013, and each April 1 thereafter, Mr. Thompson’s annual base salary will be increased by 3%, or such higher percentage as may be determined by our Board of Directors.  During Fiscal 2020, Mr. Thompson’s annual base salary was $212,615. Mr. Thompson is eligible to participate in our annual cash incentive compensation plan for senior managers, and any equity compensation plans (if applicable), each as determined by the Board of Directors from time to time.  The Thompson Agreement also provides for medical, vacation, and other benefits commensurate with the policies and programs adopted by the Board of Directors for our senior executives.  In the event that we terminate the employment of Mr. Thompson without cause (as determined under the Thompson Agreement), then Mr. Thompson will be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  In the event that we breach any term of the Thompson Agreement and such breach is not cured within thirty days of notice being given, then Mr. Thompson can terminate his employment and be entitled to receive his base salary for 12 months following the date of termination, plus a prorated portion of his annual cash bonus.  The Thompson Agreement also requires Mr. Thompson to comply with certain restrictive covenants including but not limited to a covenant not to compete during the term of the Thompson Agreement and for a period of twelve months following the termination of the Thompson Agreement.

Other Company officers who do not qualify as Named Executive Officers are employed on an “at will” basis, subject to varying lengths of employment agreements and severance agreements.

Summary Compensation Table

 The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during Fiscal 2020 and Fiscal 2019:

Name and Principal Position	Fiscal Year	Salary Paid		Bonus	Stock Awards	Option Awards (1)	All Other Compensation		Total

J. Michael Wolfe, President and CEO	2020	$290,467	(1)	$-	$-	$-	$9,000	(2)	$299,467
	2019	$281,849	(1)	$163,721	$-	$-	$9,375	(2)	$454,945
John K. Thompson, EVP, Sales and Marketing	2020	$220,000	(1)	$30,000	$-	$-	$-		$250,000
	2019	$212,615	(1)	$88,392	$-	$-	$-		$301,007
Grey H. Gibbs, SVP of Finance and Administration	2020	$172,201	(1)	$13,000	$-	$-	$-		$185,201
	2019	$164,073	(1)	$57,920	$-	$-	$-		$221,993

(1)

Salaries are computed and disclosed on a cash basis.  The executive officers did receive a pay increase in Fiscal 2020 (as determined by the employment agreements with respect to Messrs. Wolfe and Thompson).

(2)	Beginning in March 2012, Mr. Wolfe was paid an automobile allowance of $750 per month in accordance with his employment agreement.

The Named Executive Officers have no unexercised stock options held by them at March 31, 2020.  During the year ended March 31, 2020, no options granted to the Named Executive Officers were exercised.

Compensation Committee Interlocks and Insider Participation

Disclosure under this section is not required for a “smaller reporting company.”

Report of the Compensation Committee

Disclosure under this section is not required for a “smaller reporting company.”

Director Compensation

The following table provides information on AeroGrow’s compensation practices during the fiscal year ended March 31, 2020 for non-employee directors:

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

Only Messrs. Clarke, and Kent, received non-employee director compensation during the fiscal year ended March 31, 2020.  Chris J. Hagedorn, a full-time employee of The Scotts Miracle-Gro Company, was appointed to the Board and to both committees of the Board in April 2013 and was appointed as Chairman of the Board in November 2016.  Under the terms of the Scotts Miracle-Gro transaction, Mr. Hagedorn is not entitled to receive non-employee Board compensation.  Albert Messina and Peter Supron were also appointed to the Board in November 2016 and continued to serve until each retired from the Board in April 2019.  Under the terms of the Scotts Miracle-Gro transaction, Messrs. Messina and Supron were not entitled to receive non-employee Board compensation. We maintain $10 million of director and officer liability insurance and we have entered into indemnification agreements with each director

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

(2)	Messrs. Clarke and Kent were appointed to the Board on April 1, 2019.
(3)	Mr. Miller and Ms. Ziegler were appointed to the Board on April 1, 2020.
(4)	Messrs. Messina and Supron were appointed to the Board in November 2016, upon exercise of the warrant held by Scotts Miracle-Gro, and served until their respective resignations in April 2019.

Director Compensation Table during Fiscal 2020

The following table sets forth information regarding all forms of compensation received by members of our Board of Directors during Fiscal 2020:

Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Warrant Awards	All Other Compensation	Total
H. MacGregor Clarke, Director	$30,000	$-	$-	$-	$-	$30,000
David B. Kent, Director	$30,000	$-	$-	$-	$-	$30,000
Chris J. Hagedorn, Chairman (2)	$-	$-	$-	$-	$-	$-
Cory J. Miller, Director (2)	$-	$-	$-	$-	$-	$-
Patricia M. Ziegler, Director (2)	$-	$-	$-	$-	$-	$-

(1)	Represents the aggregate grant date fair value of stock option awards, as computed in accordance with FASB ASC Topic 718.
(2)	As an employee of The Scotts Miracle-Gro Company, Messrs. Hagedorn, Miller and Ziegler did not receive compensation for their service on the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of June 15, 2020 regarding our common stock owned of record or known by the Company to be owned beneficially by: (i) each director, (ii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), (iii) all those known by the Company to beneficially own more than 5% of the Company’s common stock, and (iv) all directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security under SEC Rule 13d-3 if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares except as otherwise noted.  For purposes of calculating percent of class ownership, the table below assumes a total of 34,328,036 shares of common stock outstanding.  However, shares of our common stock subject to convertible preferred stock, warrants and stock options that are convertible or exercisable within 60 days of June 15, 2020 are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible preferred stock, warrants and stock options, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Number of Common Shares Acquirable Within 60 Days (2)	Percent Beneficial Ownership

5% Stockholders

SMG Growing Media, Inc. (4), (6)	27,639,294	-	80.52%

Directors and Named Executive Officers

H. MacGregor Clarke (3)	-	-	*
Chris J. Hagedorn (3) (5)	-	-	*
David B. Kent (3)	-	-	*
Cory T. Miller (3)	-	-	*
Patricia M. Ziegler (3)	-	-	*
J. Michael Wolfe (3)	106,790	-	*
Grey H. Gibbs (3)	-	-	*
John K. Thompson (3)	1,166	-	*

All AeroGrow Named Executive Officers and Directors as a Group (8 Persons)	107,956		*

*	Represents less than 1% of our outstanding common stock as of June 15, 2020.
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

(3)	The address of the beneficial owner is 5405 Spine Rd., Boulder, CO 80301.
(4)

Beneficial ownership is based on holdings known to the Company and includes information provided in a Schedule 13D filed with the SEC on August 30, 2019. SMG Growing Media, Inc. is a wholly-owned subsidiary of The Scotts Miracle-Gro.  The address of SMG Growing Media, Inc. and The Scotts Miracle-Gro is 14111 Scottslawn Road, Marysville, Ohio 43041.  The shares beneficially owned by SMG Growing Media, Inc. include shares of common stock that were issued on November 29, 2016 upon Scotts Miracle-Gro’s exercise of the Warrant and conversion of all outstanding Series B Convertible Preferred Stock. For further information refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

(5)

Messrs. Hagedorn and Miller and Ms. Ziegler were elected to the Board by representative of SMG Growing Media, Inc.  Mr. Hagedorn does not hold voting or investment power over the shares owned by SMG Growing Media, Inc. and therefore disclaims beneficial ownership over such shares.

(6)	The number referenced as acquirable within 60 days assumes the issuance of shares in accordance with the Scotts Miracle-Gro agreements discussed above.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of March 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans	11,300	$1.55	12,531,422
Equity compensation plans not approved by security holders	-	$-	-
Total	11,300	$1.55	12,531,422

At March 31, 2020 the Company has no unvested options, and no future compensation expense.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Parties

Since April 1, 2019, the beginning of Fiscal 2020, our Board of Directors reviewed and did not object to any of the related party transactions reported in this Annual Report on Form 10-K. Our Board recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore follows the procedures as described below to address such risks.

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

During the fiscal year ended March 31, 2020, and in prior years, we relied upon a variety of debt funding sources to meet our liquidity requirements, including transactions that: (i) involved members of our Board, management team and certain stockholders that beneficially own more than five percent of our outstanding voting securities and (ii) are required to be disclosed pursuant to Item 404 of Regulation S-K.  In each case, these related parties received the same terms and conditions as other third-party investors.  These transactions are disclosed above under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation– Liquidity and Capital Resources” and in Note 2, “Notes Payable and Long Term Debt,” Note 6 “Related Party Transactions,” and Note 8 “Stockholders’ Equity,” to our financial statements.

Board Independence

Our common stock trades on the OTCQB market tier and we are considered to be a “smaller reporting company” under applicable SEC rules.  As such, we are not currently subject to corporate governance standards of other listed companies, which require, among other things, that the majority of the Board of Directors be independent.  Because we are not currently subject to corporate governance standards defining the independence of our directors, we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.  Under the NASDAQ definition, an independent director is a person who is not an executive officer or employee of the Company and who does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that Mr. Clarke and Mr. Kent are the only independent members of our Board of Directors during Fiscal 2020.  Mr. Clarke served as the Chairman of the Audit Committee during Fiscal 2020.

Chris J. Hagedorn was initially appointed to the Board by Scotts Miracle-Gro pursuant to a condition to the Securities Purchase Agreement between AeroGrow and Scotts Miracle-Gro which allows Scotts Miracle-Gro, as holder of the Series B Preferred Stock, to appoint one member to the Board of Directors.  Additionally, Albert Messina and Peter Supron were appointed to the Board on November 29, 2016 by Scotts Miracle-Gro after Scotts Miracle-Gro’s exercise of, and pursuant to the terms of, the Warrant.  Upon exercise of the Warrant, Scotts Miracle-Gro was entitled to appoint three of the five members of the Board (currently, Messrs. Hagedorn and Miller and Ms. Ziegler).  For more details regarding the Securities Purchase Agreement, the Series B Preferred Stock, the Warrant, and related agreements, refer to Note 3, “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of the Independent Registered Public Accountants

Aggregate fees billed by Plante & Moran, PLLC (“Plante Moran”) (formally EKS&H LLLP) for the fiscal years ended March 31, 2020 and 2019 are as follows:

	For the Fiscal Years Ended March 31,
	2020	2019
(in thousands)
Plante Moran
Audit Fees	112	131
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Plante Moran	112	131

Grand Total	$112	$131

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

Tax fees:  This category consists of professional services rendered primarily in connection with our tax planning and compliance activities, including the preparation of tax returns. Although we did incur $20,000 and $28,000 in tax fees for services performed by a third party during Fiscal 2020 and 2019, respectively, we did not engage Plante Moran for any tax services.

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

The Audit Committee’s policy is to pre-approve all audit and non-audit services, other than de minimis non-audit services, provided by the independent registered public accounting firm.  In this regard, all fees incurred in Fiscal 2019 and Fiscal 2020, as disclosed above under the caption “Fees of the Independent Registered Public Accountants,” were pre-approved by the Audit Committee.  These services may include, among others, audit services, audit-related services, tax services, and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular services or categories of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

AEROGROW INTERNATIONAL, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

 Aerogrow International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aerogrow International, Inc. (the “Company”) as of March 31, 2020 and 2019, the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2011

Denver, Colorado

June 23, 2020

AEROGROW INTERNATIONAL, INC.

BALANCE SHEETS

	March 31,	March 31,
	2020	2019
(in thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$9,046	$1,741
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $376 and $89 at March 31, 2020 and 2019, respectively	3,422	4,921
Other receivables	257	207
Inventory, net	4,788	8,440
Prepaid expenses and other	1,392	490
Total current assets	18,920	15,814
Property and equipment and intangible assets, net of accumulated depreciation of $5,467 and $4,828 at March 31, 2020 and 2019, respectively	1,229	1,006
Operating lease right of use asset	1,229	-
Deposits	669	39
Total assets	$22,047	$16,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,332	$1,508
Accounts payable related party	2,396	1,102
Accrued expenses	2,308	1,437
Finance lease liability	29	72
Operating lease liability	58	-
Debt associated with sale of intellectual property-current portion	17	25
Total current liabilities	7,140	4,144
Long term liabilities
Operating lease liability	1,201	-
Notes payable related party	900	-
Other liability	297	263
Total liabilities	9,538	4,407
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 issued and outstanding at March 31, 2020 and 2019, respectively	-	-
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 shares issued and outstanding at March 31, 2020 and 2019	34	34
Additional paid-in capital	140,817	140,817
Accumulated deficit	(128,342)	(128,399)
Total stockholders’ equity	12,509	12,452
Total liabilities and stockholders’ equity	$22,047	$16,859

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Years ended March 31,
	2020	2019
(in thousands, except per share data)
Net revenue	$39,214	$34,366
Cost of revenue	25,185	22,395
Gross profit	14,029	11,971

Operating expenses
Research and development	877	590
Sales and marketing	8,852	8,462
General and administrative	3,992	2,913
Total operating expenses	13,721	11,965

Income from operations	308	6

Other income (expense), net
Interest expense – related party	(232)	(301)
Other (expense) income, net	(19)	4
Total other (expense), net	(251)	(297)

Net income (loss)	$57	$(291)

Net income (loss) per common share, basic and diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding, basic	34,328	34,328

Weighted average number of common shares outstanding, diluted	34,328	34,328

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2018	-	$-	34,328,036	$34	$140,817	$(128,108)	$12,743
Net (loss)	-	-	-	-	-	(291)	(291)
Balances, March 31, 2019	-	$-	34,328,036	$34	$140,817	$(128,399)	$12,452
Net income	-	-	-	-	-	57	57
Balances, March 31, 2020	-	$-	34,328,036	$34	$140,817	$(128,342)	$12,509

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2020	2019
(in thousands)
Cash flows from operating activities:
Net income (loss)	$57	$(291)
Adjustments to reconcile net income (loss) to cash and cash equivalents used by operations:
Depreciation and amortization expense	639	443
Amortization of lease liability and right of use asset	30	-
Bad debt expense	396	49
Inventory allowance	25	60
Accretion of debt associated with sale of intellectual property	(24)	(32)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,103	(855)
(Increase) decrease in other receivable	(50)	74
Decrease (increase) in inventory	3,627	(3,453)
(Increase) decrease in prepaid expenses and other	(802)	3
(Increase) in deposits	(730)	-
Increase (decrease) in accounts payable	2,103	(138)
Increase (decrease) in accrued expenses and other liability	921	(744)
Increase in accrued interest-related party	15	-
Decrease (increase) in customer deposits	-	18
Net cash and cash equivalents provided (used) by operating activities	7,310	(4,866)
Cash flows from investing activities:
Purchases of equipment	(862)	(854)
Net cash and cash equivalents (used) by investing activities	(862)	(854)
Cash flows from financing activities:
Proceeds from notes payable – related party	5,400	6,000
Repayments of notes payable – related party	(4,500)	(6,000)
Repayments of capital lease	(43)	(21)
Net cash provided (used) by financing activities	857	(21)
Net increase (decrease) in cash and cash equivalents and restricted cash	7,305	(5,741)
Cash and cash equivalents and restricted cash, beginning of period	1,756	7,497
Cash and cash equivalents and restricted cash, end of period	$9,061	$1,756

(continued on next page)

See supplemental disclosures on the following page and the accompanying notes to the financial statements

	Years Ended March 31,
	2020	2019
Interest paid in cash	$232	$301
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through capital lease	$-	$81
Initial recognition of right-of-use asset (Note 8)	$805	$-
Initial lease liability arising from right-of-use asset (Note 8)	$805	$-

See accompanying notes to the financial statements

AEROGROW INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Organization and Description of the Business

AeroGrow International, Inc. (the “Company,” “we,” “AeroGrow,” or “our “) was incorporated in the State of Nevada on March 25, 2002.  The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.   The Company manufactures, distributes and markets four different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels including retail distribution (brick and mortar and online), catalogue and direct-to-consumer sales in the United States and Canada.

Liquidity and Basis of Presentation

As shown in the accompanying financial statements, we have incurred net income of $57,000 and net loss of $291,000 for the years ended March 31, 2020 and 2019, respectively, and have an accumulated deficit of $128.3 million as of March 31, 2020.  As more fully discussed in the Liquidity and Capital Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has developed sources of funding that management believes are sufficient to support the Company’s operating plan for one year from the date these financials were filed.  The Company’s operating plan is predicated on a variety of assumptions, including, but not limited to, the level of customer and consumer demand, the effect of cost reduction programs, and the state of the general economic environment in which the Company operates.  There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan.

We may need to seek additional debt or equity capital during the fiscal year ending March 31, 2021 to address the seasonal nature of our working capital needs, and to enable us to increase the scale of our business.  Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations and financing from Scotts Miracle-Gro.  There can be no assurance we will be able to raise this additional capital.  As part of our efforts to seek additional funding of our operations, in April 2013, we entered into a strategic alliance with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro Company, a worldwide marketer of branded consumer lawn and garden products (“Scotts Miracle-Gro”).  As part of the strategic alliance, in April 2013 Scotts Miracle-Gro (i) acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock and a warrant to purchase shares of the Company’s common stock for an aggregate purchase price of $4.0 million; and (ii) purchased all of the Company’s intellectual property associated with hydroponic products, other than the AeroGrow and AeroGarden trademarks, for $500,000.  In November 2016, Scotts Miracle-Gro exercised the warrant and converted its Series B Convertible Preferred Stock into shares of common stock, thereby bringing Scotts Miracle-Gro’s ownership of our common stock to approximately 80%. In every year since Fiscal Year 2014, Scotts Miracle-Gro has provided term loan funding to enable us to meet prospective cash flow requirements to fund inventory demands in advance of our peak selling season.  For Fiscal Year 2020, we entered into a $10.0 million Term Loan with Scotts Miracle-Gro on June 20, 2019.  As of March 31, 2020, the outstanding balance of the $10.0 million Term Loan and accrued interest was repaid in full.  For further information on the debt arrangement with Scotts Miracle-Gro, please see Note 2 “Notes Payable and Long Term Debt” and the strategic alliance with Scotts Miracle-Gro, please see Note 3 “Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions” to our financial statements.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average shares of common stock outstanding for the period.  Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of common stock equivalents (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented.  Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS include the following: (i) employee stock options to purchase 11,000 shares of common stock for the period ended March 31, 2020; and (ii) employee stock options to purchase 94,000 shares for the period ended March 31, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2020 and 2019.

Restricted Cash

The Company has secured activity related to its corporate credit card purchase account with a restricted money market account.   The balance in this account as of March 31, 2020 and 2019 was $15,000.

Reclassification

Certain prior year figures have been reclassified to conform to current year presentation.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amounts on deposit with one financial institutions exceeded the $250,000 federally insured limit as of March 31, 2020.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:

For the year ended March 31, 2020, the Company had one customer, Amazon.com, which represented 36.6%, of the Company’s net revenue.  For the year ended March 31, 2019, the Company had one customer, Amazon.com, which represented 40.5%, of the Company’s net revenue.

As of March 31, 2020, the Company had three customers, Amazon.com, Amazon.ca and Bed, Bath and Beyond, which represented 39.9%, 20.7% and 10.4%, respectively of outstanding accounts receivable.  As of March 31, 2019, the Company had two customers, Amazon.com and Target, which represented 44.3% and 12.0%, respectively, of outstanding accounts receivable.  Management believes that all receivables from these customers are collectible.

Suppliers:

For the year ended March 31, 2020, the Company purchased inventories and other inventory related items from one supplier totaling $11.9 million representing 47.4% of cost of revenue.  For the year ended March 31, 2019, the Company purchased inventories and other inventory related items from one supplier totaling $17.1 million representing 76.5% of cost of revenue.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, global COVID-19 pandemic, currency, regulatory, shipping, labor and weather/natural disaster risks which could impact the manufacturer’s ability to fulfill our orders and disrupt our supply of product.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to the fair value of its financial assets and liabilities.  This guidance requires disclosure of fair value information about certain financial instruments for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet at fair value. The fair values presented for certain financial instruments are estimates that, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

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

The carrying value of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2020 and 2019 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined by Level 3 inputs.  As discussed below in Notes 2 and 3, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of March 31, 2020 and 2019, the fair value of the Company’s sale of intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.   The table below summarizes the fair value and carry value of each Level 3 category liability:

	March 31, 2020		March 31, 2019
	Fair Value	Carry Value	Fair Value	Carry Value
(in thousands)
Liabilities
Sale of intellectual property liability	$21	$24	$41	$48
Total	$21	$24	$41	$48

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the periods ended March 31, 2020 and March 31, 2019.

(in thousands)
Sale of intellectual property liability
Balance, March 31, 2018	$65
Amortization of intellectual property	(24)
Balance, March 31, 2019	$41
Amortization of intellectual property	(20)
Balance, March 31, 2020	$21

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

Property and equipment consist of the following:

	March 31,	March 31,
	2020	2019
(in thousands)
Manufacturing equipment and tooling	$5,006	$4,419
Computer equipment and software	1,105	857
Leasehold improvements	116	116
Other equipment and intangible assets	469	442
	6,696	5,834
Less: accumulated depreciation and amortization	(5,467)	(4,828)
Property and equipment, net	$1,229	$1,006

Depreciation and amortization expense for the years ended March 31, 2020 and 2019, was $639,000, and $443,000, respectively.

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

	March 31,	March 31,
	2020	2019
(in thousands)
Finished goods	$3,191	$7,071
Raw materials	1,597	1,369
	$4,788	$8,440

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product.  As of March 31, 2020 and 2019, the Company had reserved $151,000 and $126,000, respectively, for inventory obsolescence.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and direct-to-consumer. Direct-to-consumer transactions are primarily paid by credit card. Retailer sales terms vary by customer, but are generally net 30 days to net 60 days. Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable.  The Company’s allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $376,000 and $89,000 at March 31, 2020 and 2019, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for required credit card refunds and charge backs, the Company is required to maintain a cash reserve with Vanity, the Company’s credit card processor.  This reserve is equal to 5% of the credit card sales processed during the previous six months. As of March 31, 2020 and March 31, 2019, the balance in this reserve account was $257,000 and $207,000, respectively.

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

Advertising expenses for the years ended March 31, 2020 and March 31, 2019, were as follows:

	Fiscal Year Ended March 31,
	2020	2019
(in thousands)
Direct-to-consumer	$797	$674
Retail	3,007	3,093
Other	1,190	317
Total advertising expense	$4,994	$4,084

As of March 31, 2020 and March 31, 2019, the Company had deferred $84,000 and $3,000, respectively, related to such media and advertising costs, which include pay-per-click, the catalogue cost described above and commercial production costs.  These costs are included in the prepaid expenses and other line of the balance sheet.

Research and Development

Research, development, and engineering costs are expensed as incurred.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-55 Shared-Based Payment.  The Company uses the Black-Scholes option valuation model to estimate the fair value of stock option awards issued.  For the years ended March 31, 2020, and 2019, equity compensation in the form of stock options and grants of restricted stock that vested totaled $0.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Any liability for actual taxes to taxing authorities is recorded as income tax liability. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against such assets where management is unable to conclude that it is “more likely than not” that the value of such asset will be realized.  As of March 31, 2020 and 2019, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance.

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

The majority of the Company’s revenue is recognized at a point in time as the products are homogenous and can be sold to a variety of customers and when it satisfies a single performance obligation by transferring control of its products and the risk of loss to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.  The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of March 31, 2020 or March 31, 2019.

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

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on historical industry experience. As of March 31, 2020 and 2019, the Company reduced accounts receivable $744,000 and $1.2 million, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” line of the balance sheets, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program.  The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts and labor for periods up to one year.  Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.   Based upon the foregoing, the Company has recorded as of March 31, 2020 and 2019 a provision for potential future warranty costs of $226,000 and $166,000, respectively.  These reserves are recorded in the accrued expenses line of the balance sheets.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retail customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers.  As of March 31, 2020 and 2019, the Company has recorded a reserve for customer returns of $430,000 and $313,000, respectively.  These expenses are included in the accrued expenses line of the balance sheets.

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

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within that reporting period, and early adoption is permitted. The Company is in the process of evaluating the potential impact of this new guidance on the Company’s consolidated financial statements and related disclosures.

Accounting Standards Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which, among other things, requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases. The Company adopted ASC 842 effective April 1, 2019 utilizing the modified retrospective approach such that prior year Financial Statements were not recast under the new standard. Adoption of this standard resulted in changes to the Company’s Balance Sheets, Statements of Operations and accounting policies for leases but did not have an impact on the Statements of Cash Flows. See Note 8 for additional information regarding the new standard and its impact on the Company’s Financial Statements.

Note 2 – Notes Payable and Long Term Debt

We relied upon a variety of debt funding sources to meet our liquidity requirements during the fiscal years ended March 31, 2020 and 2019, as summarized below:

	March 31,	March 31,
	2020 (in thousands)	2019 (in thousands)
Notes payable and debt-related party	$915	$-
Sale of intellectual property liability (see Note 3)	24	48
Total notes payable and debt	939	48
Less current portion-long term debt	39	25
Long term debt	$900	$23

Scotts Miracle-Gro Term Loan Agreement

On June 20, 2019, the Company renewed a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro.  The proceeds were made available as needed in increments of $500,000, the Company may pay down and reborrow during the Term Loan, not to exceed $10.0 million with a due date of March 31, 2020.  The Company repaid the principal and interest in full on February 7, 2020.  As a result the Company’s note payable balance was $0 on March 31, 2020.  The Term Loan Agreement was secured by a lien on the assets of the Company.  Interest was charged at the stated rate of 10% per annum and will be paid, in cash, quarterly in arrears at the end of each September, December and March. The funds provided under the Term Loan were used for general working capital and to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan permitted prepayments without penalty or premium and, the Company had borrowed $4.5 million under the Term Loan during fiscal 2020. As of March 31, 2020 the Company repaid the outstanding balance of the Term Loan and accrued interest in full.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement with Scotts Miracle-Gro in the principal amount of up to $1.5 million, with a due date of March 31, 2022.  The funding provides capital to fund real estate related lease obligations in increments of $100,000. Interest will be charged at the stated rate of 10% and will be paid quarterly in arrears on each of April 30, July 31, October 31 and January 31. As of March 31, 2020, the Company had borrowed $900,000 under the Real Estate Term Loan.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company and Scotts Miracle-Gro agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues. Because the Company received cash from Scotts Miracle-Gro and agreed to pay until March 2022 a specified percentage of revenue and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of March 31, 2020 and 2019, the Company recorded a liability of $24,000 and $48,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.

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

Under the Securities Purchase Agreement, the Company’s Board of Directors (the “Board”) is required to consist of five members, which shall be set forth in the Company’s Bylaws.   Upon exercise of the Warrant, Scotts Miracle-Gro became entitled to appoint, and has appointed, three of the five members of the Board. See Part III, Item 10 “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

In conjunction with the Private Offering described above, the Company and Scotts Miracle-Gro also agreed to the following:

Intellectual Property Sale.  The Company also agreed to sell to Scotts Miracle-Gro all intellectual property associated with the Company’s hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay until March 2022 a specified percentage of the revenue, and the Company has significant involvement in the generation of the revenue, the excess paid over net book value is classified as a liability and is being amortized under the effective interest method.  As of March 31, 2020 and 2019, $24,000 and $48,000 was recorded as a liability on the balance sheets.

Technology Licensing Agreement.  The Company was granted an exclusive license (the “Technology License”) to use the Hydroponic IP in North America and certain European countries (collectively, the “Company Markets”) in return for a royalty of 2% of annual net sales (the “Royalty”), as determined at the end of each fiscal year.  As of March 31, 2020 and 2019, the Company has accrued as a liability $1.5 million and $680,000, respectively, for the Technology Licensing Agreement and has expensed $784,000 and $680,000 for March 31, 2020 and March 31, 2019, respectively.  The accrual is calculated as 2% of the annual net sales and recorded as a liability.  The initial term of the Technology License is five years, and the Company may renew the Technology License for an additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the Technology Licensing Agreement at the time of renewal and expires March 2023.  The Technology License may not be assigned.

Brand License.  The Company and Scotts Miracle-Gro also entered a brand license whereby the Company may use certain of Scotts Miracle-Gro’s trade name, trademark and/or service mark to rebrand the AeroGarden and, with the written consent of Scotts Miracle-Gro, other products in the Company Markets in exchange for the Company’s payment to Scotts Miracle-Gro of an amount equal to 5% of incremental growth in annual net sales. The initial term of the brand license will be five years, and the Company may renew the license for additional five-year terms by providing notice to Scotts Miracle-Gro at least six months in advance of the expiration of each five-year term, provided that Scotts Miracle-Gro is not in default under the brand license at the time of renewal.  The brand license may not be assigned.  The brand license may only be terminated by Scotts Miracle-Gro in the event of an uncured default, under the terms of the brand license.  The Brand License Agreement was filed with the SEC on February 17, 2015 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.  Effective April 1, 2019, the Company and Scotts Miracle-Gro entered into a revised brand license agreement. The accrued liability for the Brand License Agreement which is calculated at an amount equal to 5% of all seed pod kit and seed pod kit related sales and is recorded as a liability and amounts to $932,000 and $422,000 as of March 31, 2020 and March 31, 2019, respectively and has expensed $510,000 and $422,000 for March 31, 2020 and March 31, 2019, respectively.

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

For the years ended March 31, 2020 and 2019, the Company did not grant any options to purchase the Company’s common stock under the 2005 Equity Compensation Plan.  As of March 31, 2020, the Company had a total of 11,300 options outstanding with exercise prices of $1.55 per share.

No compensation expense for stock options was recognized for the years ended March 31, 2020 and 2019.

A summary of option activity in the 2005 Plan is as follows:

		Exercise price
	Options			Weighted-
	(in thousands)	Low	High	Average
Balances at April 1, 2018	175	$1.10	$5.31	$3.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	70	2.20	2.20	-
Balances at March 31, 2019	105	$1.55	$5.31	$4.90
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	94	5.31	5.31	-
Balances at March 31, 2020	11	$1.55	$1.55	$1.55

Information regarding all stock options outstanding under the 2005 Plan as of March 31, 2020 is as follows:

OPTIONS OUTSTANDING AND EXERCISABLE
Weighted-
		average	Weighted-	Aggregate
		Remaining	average	Intrinsic
	Options	Contractual	Exercise	Value
Exercise price	(in thousands)	Life (years)	Price	(in thousands)
$1.55	11	0.38	$1.55	0

 The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented which was March 31, 2020.

At March 31, 2020, there are no unvested outstanding options to purchase shares of the Company’s common stock and that will result in no additional compensation expense.

We sponsor a defined contribution 401(k) plan adopted in fiscal year 2017, under which eligible associates voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match a percentage of contributions, up to a stated limit, with all matching contributions being fully vested immediately. Our matching contributions under the 401(k) plan were $63,000 and $41,000 for the fiscal years ended March 31, 2020 and 2019, respectively.

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

Income/(loss) before provision for income taxes consisted of the following:
(in thousands)
	For the Years Ended March 31,
	2020	2019
United States	$57	$(291)
Foreign	-	-
Income(loss) before tax provision	57	$(291)

Income tax provision consisted of the following:
(in thousands)
	For the Years Ended March 31,
	2020	2019
Current:
Federal	$-	$-
Foreign	-	-
State	1	1
	1	1
Deferred:
Federal	-	-
Foreign	-	-
State	-	-
	-	-

Income tax provision	$1	$1

Reconciliation of effective tax rate:
	For the Years Ended March 31,
	2020	2019
Federal taxes at statutory rate	21.00%	21.00%
State taxes, net of federal benefit	61.09%	5.34%
Other Permanent items	14.73%	-2.63%
Other Adjustments	56.79%	17.73%
Valuation allowance	-152.22%	-33.27%
Stock-based compensation	0.00%	-8.45%
Effective income tax rate	1.39%	-0.28%

(in thousands)
	As of March 31,
	2020	2019
Non-Current Deferred Tax Assets and Liabilities:
Net Operating Loss	$3,491	$3,441
R & D credit carryforwards	597	597
Intangibles and fixed assets	-	40
ASC 842 lease liability	286	-
Accrued compensation	211	121
Allowance for bad debt	86	22
Reserve for customer returns	98	78
Warranty reserve	51	42
Reserve for obsolete inventory	34	32
Stock-compensation	4	44
Other	12	15
Prepaid expenses	(180)	(77)
Fixed asset basis	(143)	-
Right of use asset	(279)	-
Valuation allowance	(4,268)	(4,355)

Non-Current Deferred Tax Assets and Liabilities, Net	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.  Income tax expense for the years ended March 31, 2020 and 2019 is recorded within the other expense line of the statement of operations.

The valuation allowance increased (decreased) by $(87,000) during 2020 and $97,000 during 2019.

Net operating losses and tax credit carryforwards as of the Financial Statement Date are as follows:
(in thousands)
	Amount	Expiration Years
Net operating losses, federal (Post September 30, 2019)	$2,976	Do not Expire
Net operating losses, federal (Pre September 30, 2019)	13,089	2031-2037
Tax credits, federal	597	2023-2028

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements.  As of March 31, 2020, the Company has not recorded a liability for uncertain tax positions.  Included in net deferred tax assets is $597,000 of federal research credits that may offset future taxable income through 2023.  While the Company believes that the credit calculations are correct, it is possible that upon an examination by taxing authorities, the research credits available to offset future taxable income may be reduced in whole or in part.  However, as the Company is not currently recognizing a benefit for the research credits, there is no impact to the financial statements pursuant to ASC 740.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended March 31, 2016 through the current period.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 or 2020, (ii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020 and (iii) allows taxpayers with AMT credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017. Passage of the CARES Act did not have a material impact on the Company’s income tax.

Note 6 – Related Party Transactions

See Note 2 “Notes Payable and Long Term Debt,” and Note 8 “Stockholders’ Equity” to our financial statements for discussion related to debt and equity transactions involving our officers, directors and 5% or greater shareholders. As described therein, Scotts Miracle-Gro owns more than 80% of the Company’s common stock and has appointed three of the Company’s five directors.

On June 20, 2019, the Company entered into a Working Capital Term Loan Agreement in the principal amount of up to $10.0 million with Scotts Miracle-Gro.  Interest was charged at the stated rate of 10% per annum.  As disclosed above in Note 2 under the caption “Scotts Miracle-Gro Term Loan,” the principal and interest due on the Working Capital Term Loan was paid in full during February 2020, leaving a $0 balance due at March 31, 2020.  On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro with a due date of March 31, 2022. Interest was charged at the stated rate of 10% per annum. As disclosed above in Note 2 under the caption “Scotts Miracle-Gro Term Loan,” the principal and interest balance of the Real Estate Term Loan at March 31, 2020, was $915,000 which included principal and interest.

During the year ended March 31, 2020 and 2019, the Company sold product to Scotts Miracle-Gro for approximately $14,000 and $5,000, respectively.  Additionally, for the year ended March 31, 2020, we paid Scotts Miracle-Gro $377,000 for charges incurred related to insurance for directors and officers, use of equipment purchased by Scotts Miracle-Gro and consulting expertise from select employees. For the year ended March 31, 2019, we paid Scotts Miracle-Gro $176,000 incurred related to insurance for directors and officers, use of equipment purchased by Scotts Miracle-Gro and consulting expertise from select employees.

Note 7 – Commitments and Contingencies

We lease an office space in Boulder, Colorado. We lease 14,630 square feet with a current monthly rent of $21,000. We also pay our proportionate share of building taxes, insurance and operating expenses. The lease term expires September 30, 2026.  The agreement contains other standard office lease provisions.

During 2020, we moved our corporate office and did not renew a lease agreement to lease office space in Boulder, Colorado which expired September 30, 2019. The leased space was 11,182 square feet with a monthly rent of $12,000. We also paid our proportionate share of building taxes, insurance and operating expenses. The agreement contained other standard office lease provisions.

In May 2011, the Company reached an agreement with Abacus Logistics Solutions to provide warehousing, distribution and fulfillment operations, and seed pod kit manufacturing. The agreement calls for a monthly $10,000 facility charge.  The Company has extended its agreement with Wildernest Logistics Solutions effective April 17, 2014 for a two-year term with automatic one-year renewals.

Future cash payments under such agreements for the remaining years are as follows:

Year Ending	Rent
(in thousands)
March 31, 2021	$185
March 31, 2022	266
March 31, 2023	275
March 31, 2024	285
March 31, 2025	294
Thereafter	460
$1,765

During Fiscal 2019, we were the target of a sophisticated external cyber-attack. The attackers gained unauthorized access to certain of our information technology systems. We have continued to implement security enhancements since this incident and are supporting federal law enforcement efforts to identify the responsible parties. Upon discovery of the cyber-attack, we took immediate action to remediate the security vulnerability and identify solutions based on the evolving landscape. We have incurred expenses subsequent to the cyber-attack to investigate and remediate this matter and expect to continue to incur expenses of this nature in the foreseeable future. We will recognize these expenses in the periods in which they are incurred and there are no material liabilities that exist as of March 31, 2020 and 2019 related to this cyber-attack.

Note 8 – Leases

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

March 31, 2020
(in thousands)
Assets
Operating lease ROU assets	$1,229

Liabilities
Operating lease	$1,259

As of March 31, 2020, the weighted average remaining lease term for operating leases was 7 years, and the weighted average discount rate was 10%.

The table below sets forth the future cash payments under such agreements for the remaining years are as follows:

Year Ending	Operating Leases	Financing Leases
	(in thousands)	(in thousands)
March 31, 2021	$185	30
March 31, 2022	266	-
March 31, 2023	275	-
March 31, 2024	285	-
March 31, 2025	294	-
Thereafter	460	-
Total lease payments	$1,765	30
Less: amount of lease payments representing interest	(506)	(1)
Present value of future minimum lease payments	1,259	29
Less: current obligations under leases	(58)	(29)
Long-term lease obligations	$1,201	-

Rent expense for the year ended March 31, 2020 and 2019 was $502,000 and $331,000, respectively.

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

	Fiscal Year Ended March 31, 2020
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$13,322	$25,892	$-	$39,214
Cost of revenue	8,537	16,648	-	25,185
Gross profit	4,785	9,244	-	14,029
Gross profit percentage	35.9%	35.7%	-	35.8%
Sales and marketing (1)	1,376	3,302	1,480	6,158
Segment profit	3,409	5,942	(1,480)	7,871
Segment profit percentage	25.6%	22.9%	-	20.1%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products, general brand marketing and other as discussed in the sales and marketing section.

	Fiscal Year Ended March 31, 2019
(in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$8,091	$26,275	$-	$34,366
Cost of revenue	5,737	16,658	-	22,395
Gross profit	2,354	9,617	-	11,971
Gross profit percentage	29.1%	36.6%	-	34.8%
Sales and marketing (1)	802	3,575	1,324	5,701
Segment profit	1,552	6,042	(1,324)	6,270
Segment profit percentage	19.2%	23.0%	-	18.2%

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

10.7

Employment Agreement dated March 4, 2012 by and between Company and J. Michael Wolfe, Chief Executive Officer (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed March 6, 2012)

10.8

Employment Agreement dated as of March 4, 2012 by and between the Company and John K. Thompson, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed March 6, 2012)

10.9

Securities Purchase Agreement, by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 23, 2013)

10.10	Indemnification Agreement, by and between the Company and Chris J. Hagedorn, dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 23, 2013)

10.11	Intellectual Property Sale Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.12	Intellectual Property Licensing Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.13	Brand License Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.14	First Amendment to Brand License Agreement (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.15	Brand License Agreement Additional Territory Term Sheet No. 1 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.16	First Amendment to Technology License Agreement (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.17	Technology License Agreement Additional Territory Term Sheet No. 1 (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed November 9, 2015)

10.18	Supply Chain Services Agreement dated April 22, 2013 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed February 17, 2015)

10.19

First Amendment to Collaboration Services Agreement by and among The Scotts Company LLC, OMS Investments, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 21, 2016)

10.20

First Amendment to Supply Chain Services Agreement The Scotts Company LLC, OMS Investments, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed July 21, 2016)

10.21

Second Amendment to Brand License Agreement, by and among OMS Investments, Inc. and AeroGrow dated July 15, 2016 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed July 21, 2016)

10.22

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

10.24

Third Amendment to Technology  License Agreement by and among OMS Investments, Inc. and AeroGrow dated March 8, 2017 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed November 13, 2017)

10.25

Third Amendment to Collaboration Services Agreement by and among The Scotts Company LLC, OMS Investments, Inc. and AeroGrow dated March, 29, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 4, 2018)

10.26

Notice of Renewal of License Agreement by and between OMS Investments, Inc. and AeroGrow dated March 29, 2018 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 4, 2018)

10.27	Brand License Agreement by and between OMS Investments, Inc. and AeroGrow dated as of April 1, 2018 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 4, 2018)

10.28

Distribution, Trademark and Technology Agreement by and among Aiwuan Shanghai ltd and AeroGrow dated as of March 13, 2018 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed April 4, 2018)

10.29

Term Loan and Security Agreement by and among The Scotts Company LLC and AeroGrow dated as of July 6, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 12, 2018)

10.30

Fourth Amendment to Technology License Agreement dated by and among OMS Investments, Inc. and AeroGrow dated as of July 7, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 12, 2018)

10.31*	Lease Agreement between Spinebarrel, LLC and AeroGrow, dated as of June 1, 2019 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed June 25, 2019)

10.32*

Term Loan and Security Agreement by and among The Scotts Company LLC and AeroGrow dated as of June 20, 2019 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed June 25, 2019)

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

AEROGROW INTERNATIONAL, INC., A NEVADA CORPORATION

Date: JUNE 23, 2020	By:	/s/ J. Michael Wolfe
J. Michael Wolfe
Title
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint either of J. Michael Wolfe or Grey H. Gibbs, with full power of substitution and full power, to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by AeroGrow International, Inc. with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of June 2020.

Signature	Title	Date

/s/ J. MICHAEL WOLFE	President and Chief Executive Officer	JUNE 23, 2020
J. Michael Wolfe	(Principal Executive Officer)

/s/ GREY H. GIBBS	Senior Vice- President – Finance and Administration	JUNE 23, 2020
Grey H. Gibbs	(Principal Financial and Accounting Officer)

/s/ CHRIS J. HAGEDORN	Chairman of the Board	JUNE 23, 2020
Chris J. Hagedorn

/s/ H. MACGREGOR CLARKE	Director	JUNE 23, 2020
H. Macgregor Clarke

/s/ CORY MILLER	Director	JUNE 23, 2020
Cory Miller

/s/ PATRICIA ZIEGLER	Director	JUNE 23, 2020
Patricia Ziegler

/s/ DAVID B. KENT	Director	JUNE 23, 2020
David B. Kent