Form 10-Q
period 2020-06-30
AeroGrow International, Inc.
filed 2020-08-11
CIK 1316644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission File No. 001-33531

AEROGROW INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	46-0510685
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5405 Spine Rd., Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 4, 2020:  34,328,036

AeroGrow International, Inc.

FORM 10-Q REPORT

June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2020	March 31, 2020
(in thousands, except share and per share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$10,304	$9,046
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $540 and $376 at June 30, 2020 and March 31, 2020, respectively	3,869	3,422
Other receivables	334	257
Inventory, net	6,328	4,788
Prepaid expenses and other	2,684	1,392
Total current assets	23,534	18,920
Property and equipment and intangible assets, net of accumulated depreciation of $5,624 and $5,467 at June 30, 2020 and March 31, 2020, respectively	1,219	1,229
Operating lease right of use	1,193	1,229
Deposits	655	669
Total assets	$26,601	$22,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,962	$2,332
Accounts payable related party	3,019	2,396
Accrued expenses	3,234	2,308
Debt associated with sale of intellectual property	19	17
Finance lease liability	18	29
Operating lease liability-current portion	126	58
Total current liabilities	9,378	7,140
Long term liabilities
Notes payable related party	900	900
Operating lease liability	1,166	1,201
Other liability	-	297
Total liabilities	11,444	9,538
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 shares issued and outstanding at June 30, 2020 and March 31, 2020	34	34
Additional paid-in capital	140,817	140,817
Accumulated deficit	(125,694)	(128,342)
Total stockholders' equity	15,157	12,509
Total liabilities and stockholders' equity	$26,601	$22,047

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30,
	2020	2019
(in thousands, except per share data)
Net revenue	$16,411	$4,475
Cost of revenue	9,054	3,020
Gross profit	7,357	1,455

Operating expenses
Research and development	301	210
Sales and marketing	2,815	1,404
General and administrative	1,574	894
Total operating expenses	4,690	2,508

Income (loss) from operations	2,667	(1,053)

Other (expense) income, net
Interest expense-related party	(23)	(2)
Other (expense) income, net	4	(3)
Total other (expense) income, net	(19)	(5)

Net income (loss)	$2,648	$(1,058)

Net income (loss) per common share, basic and diluted	$0.08	$(0.03)

Weighted average number of common shares outstanding, basic	34,328	34,328

Weighted average number of common shares outstanding, diluted	34,339	34,328

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, March 31, 2020	-	$-	34,328,036	$34	$140,817	$(128,342)	$12,509
Net income	-	-	-	-	-	2,648	2,648
Balances, June 30, 2020	-	$-	34,328,036	$34	$140,817	$(125,694)	$15,157

					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, March 31, 2019	-	$-	34,328,036	$34	$140,817	$(128,399)	$12,452
Net loss	-	-	-	-	-	(1,058)	(1,058)
Balances, June 30, 2019	-	$-	34,328,036	$34	$140,817	$(129,457)	$11,394

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,648	$(1,058)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization expense	157	131
Amortization of lease liability	69	16
Bad debt expense	164	11
Inventory allowance increase (decrease)	60	(15)
Accretion of debt associated with sale of intellectual property	(5)	(6)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(611)	1,989
(Increase) decrease in other receivable	(77)	63
(Increase) decrease in inventory	(1,600)	1,071
(Increase) in prepaid expense and other	(1,292)	(913)
Decrease (increase) in deposits	14	(700)
Increase (decrease) in accounts payable and accounts payable related party	1,253	(517)
Increase (decrease) in accrued expenses and other liability	636	(324)
(Decrease) in customer deposits	-	(57)
Net cash provided (used) by operating activities	1,416	(309)
Cash flows from investing activities:
Purchases of equipment	(147)	(31)
Net cash (used) by investing activities	(147)	(31)
Cash flows from financing activities:
Repayment of finance lease	(11)	(12)
Net cash (used) by financing activities	(11)	(12)
Net increase (decrease) in cash	1,258	(352)
Cash and cash equivalents and restricted cash, beginning of period	9,061	1,756
Cash and cash equivalents and restricted cash, end of period	$10,319	$1,404

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Three Months Ended June 30, (in thousands)
	2020	2019
Cash paid during the year for:
Interest-related party	$22	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash transactions:
Initial recognition of right-of-use asset (Note 8)	$-	$805
Initial lease liability arising from right-of-use asset (Note 8)	$-	$805

AEROGROW INTERNATIONAL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.    Description of the Business

AeroGrow International, Inc. (collectively, the “Company,” “AeroGrow,” “we,” “our” or “us”) was incorporated in the State of Nevada on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels, including retail distribution (via online retail outlets an brick-and-mortar) storefronts, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe.

2.    Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 (“Fiscal 2020”), as filed with the SEC on June 23, 2020.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2020, the results of operations for the three months ended June 30, 2020 and 2019, and the cash flows for the three months ended June 30, 2020 and 2019. Although our results of operations for the three months ended June 30, 2020 represent a substantial improvement over the prior year period, they are not necessarily indicative of the expected results of operations for the fiscal year 2021 (“Fiscal 2021”) or any future period. In this regard, the Company’s business is highly seasonal, with approximately 60.6% of revenues in Fiscal 2020 occurring in the five consecutive calendar months from September through January.  During the three-month period ended June 30, 2020, the Company has further expanded its distribution channels and invested in necessary overhead in anticipation of the Fiscal 2021 peak sales season.  The balance sheet as of March 31, 2020 is derived from the Company’s audited financial statements.

Liquidity

Sources of funding to meet prospective cash requirements during Fiscal 2021 include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements as discussed in Note 3.  We may need to seek additional debt or equity capital, however, to address the seasonal nature of our working capital needs, enable us to increase the scale of our business and provide a cash reserve against contingencies.  There can be no assurance we will be able to raise this additional capital.  See Note 10 for subsequent events.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted into common stock at the beginning of the periods presented. Securities that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS include employee stock options to purchase 94,000 shares of common stock three months ended June 30, 2019.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash

The Company maintains cash depository accounts with financial institutions.  The amount on deposit with several financial institutions exceeded the $250,000 federally insured limit as of June 30, 2020.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable

For the three months ended June 30, 2020 and 2019, one customer, Amazon.com, represented 28.2% and 33.8%, respectively, of the Company’s net revenue.

As of June 30, 2020, two customers, Amazon.com and Amazon.ca, represented 63.4% and 12.0%, respectively, of the Company’s outstanding accounts receivable.  As of March 31, 2020, three customers, Amazon.com, Amazon.ca and Bed, Bath and Beyond, represented 39.9%, 20.7% and 10.4%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers

For the three months ended June 30, 2020, the Company purchased inventories and other inventory-related items from one supplier totaling $5.8 million. For the three months ended June 30, 2019, the Company purchased inventories and other inventory-related items from one supplier totaling $1.3 million.  The purchase of inventories and other inventory-related items is tied to the anticipated timing and amount of sales for our highly seasonal business and payment terms with our suppliers.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation/shipping, third-party labor, spread and virulence of diseases such as the global COVID-19 pandemic and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, these risks and any potential loss of supply could have an adverse impact on operations, especially in the short term.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants.  ASC 820 also provides a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1 as these are the most reliable, and the lowest priority given to Level 3:

●	Level 1 – Quoted prices in active markets for identical assets.
●

Level 2 – Quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, or other inputs that are observable or can be corroborated by observable market data, including model-derived valuations.

●	Level 3 – Unobservable inputs that are supported by little or no market activity.

The carrying value of financial instruments including cash, receivables and accounts payable and accrued expenses, approximates their fair value at June 30, 2020 and March 31, 2020 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined utilizing Level 3 inputs.  As discussed below in Notes 3 and 4, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of June 30, 2020 and March 31, 2020, the fair value of the Company's sale of the intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  As of June 30, 2020, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis, subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Direct-to-consumer transactions are primarily paid by credit card. Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $540,000 and $376,000 at June 30, 2020 and March 31, 2020, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Fidelity Information Services, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of June 30, 2020 and March 31, 2020, the balance in this reserve account was $334,000 and $257,000, respectively.

Advertising and Production Costs

The Company expenses all production costs related to advertising, including print, television, and radio advertisements when the advertisement has been broadcast or otherwise distributed.  In contrast, the Company records media and marketing costs related to its direct-to-consumer advertisements and catalogues, inclusive of postage and printing costs and related direct-response advertising costs, in accordance with ASC 340-20 Capitalized Advertising Costs. As prescribed by ASC 340-20-25, direct-to-consumer advertising costs incurred are reported as assets and are amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisement to probable future revenue.

As the Company has continued to expand its retail distribution channel, the Company has expanded its advertising to include online gateway and portal advertising, as well as placement in third party catalogues.

Advertising expense for the three months ended June 30, 2020 and June 30, 2019, were as follows:

	Three Months Ended June 30, (in thousands)
	2020	2019
Direct-to-consumer	$1,014	$83
Retail	317	416
Other	-	13
Total advertising expense	$1,331	$512

As of June 30, 2020 and March 31, 2020, the Company had deferred $5,000 and $84,000, respectively, related to media and advertising costs, including the catalogue costs described above.  The costs are included within the “prepaid expenses and other” line of the balance sheets.

Inventory

Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor and manufacturing overhead are included in inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers. Inventory values at June 30, 2020 and March 31, 2020 were as follows:

	June 30, 2020	March 31, 2020
	(in thousands)	(in thousands)
Finished goods	$4,441	$3,191
Raw materials	1,887	1,597
Total Inventory	$6,328	$4,788

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of June 30, 2020 and March 31, 2020, the Company had reserved $211,000 and $151,000, respectively, for inventory obsolescence.  The inventory values are shown net of these reserves.

Leases

At lease inception, the Company determines whether an arrangement is or contains a lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the financial statements. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. For operating leases, ROU assets and lease liabilities are recognized at the commencement date. The lease liability is measured as the present value of the lease payments over the lease term, using: (i) the rate implicit in the lease if it is determinable, or (ii) alternatively, if the rate is not determinable from the lease, the Company’s incremental borrowing rate at the commencement date of the lease. Operating ROU assets are calculated as the present value of the remaining lease payments, plus unamortized initial direct costs and any prepayments, less any unamortized lease incentives received. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option were not exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to recognize an ROU asset and obligation for leases with an initial term of twelve months or less. The expense associated with short-term leases is included in lease expense in the statement of operations.

For finance leases, after lease commencement the lease liability is measured on an amortized cost basis and increased to reflect interest on the liability and decreased to reflect the lease payment made during the period. Interest on the lease liability is determined each period during the lease term as the amount that results in a constant period discount rate on the remaining balance of the liability. The ROU asset is subsequently measured at cost, less any accumulated amortization and any accumulated impairment losses. Amortization on the ROU asset is recognized over the period from the commencement date to the earlier of: (1) the end of the useful life of the ROU asset; or (2) the end of the lease term. To determine the present value of finance leases, the Company uses a 10% discount rate, which is the rate specified in the lease agreement or incremental borrowing rate, as appropriate. To the extent a lease arrangement includes both lease and non-lease components, the components are accounted for separately.

The Company has various operating leases, primarily for office space and other distribution centers, some of which include escalating lease payments and options to extend or terminate the lease. The Company determines if a contract is a lease at the inception of the arrangement. The exercise of lease renewal option is at the Company’s sole discretion and options are recognized when it is reasonably certain the Company will exercise the option. The Company’s leases have remaining terms of less than one year to seven years. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products and the risk of loss to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.  The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2020 or March 31, 2020.

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

The Company executes promotional allowance programs with retailers through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one day to one year. The Company’s promotional and other allowances are calculated based on various programs with retail customers, and accruals are established during the year for its anticipated liabilities. These accruals are based on agreed upon terms, as well as the Company’s historical experience with similar programs, and require management’s judgment with respect to estimating consumer participation and retail customer performance levels. Differences between estimated and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on our historical industry experience. As of June 30, 2020 and March 31, 2020, the Company reduced accounts receivable $934,000 and $744,000, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” and “accrued expenses” lines of the balance sheets, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $241,000 and $226,000 as of June 30, 2020 and March 31, 2020, respectively. These expenses are recorded in the accrued expenses line of the condensed balance sheets.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retail customers are provided a fixed allowance, usually in a range of 1% to 2%, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of June 30, 2020 and March 31, 2020, the Company has recorded a reserve for customer returns of $425,000 and $430,000, respectively. Additionally, the Company calculates specific returns for any customers that are deemed to have a right of return and the customer specific calculation is reviewed for reasonableness at the end of each period. These expenses are recorded as an offset to the accounts receivable line of the condensed balance sheets.

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

Accounting Standards Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which, among other things, requires an entity to recognize a ROU and a lease liability on the balance sheet for substantially all leases, including operating leases. The Company adopted ASC 842 effective April 1, 2019 utilizing the modified retrospective approach such that prior year financial statements were not recast under the new standard. Adoption of this standard resulted in changes to the Company’s condensed balance sheets and accounting policies for leases but did not have an impact on the condensed statements of operations or cash flows. See Note 8 for additional information regarding the new standard and its impact on the Company’s financial statements.

In addition, the Company elected the package of practical expedients permitted under the transition guidance to not reassess (1) whether any expired or existing contracts are, or contain, leases; (2) the lease classification for expired or existing leases; and (3) initial direct costs for existing leases.

The adoption of the guidance effective as of April 1, 2019 resulted in the recognition of: (i) ROU assets of $805,000 which amortization of the ROU began the quarter ended June 30, 2019; and (ii) additional lease liabilities for operating leases of $805,000. The guidance did not have an impact on the Company's condensed statements of operations from the adoption date forward based on amortization of the asset and liability. See Note 8 for disclosures related to the Company's leases.

3.    Notes Payable and Long Term Debt

The following represents the changes to our Notes Payable and Long Term Debt for the periods presented. For a more detailed discussion on our previously outstanding Notes Payable and Long Term Debt, refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the SEC on June 23, 2020.

As of June 30, 2020 and March 31, 2020, the outstanding balance of the Company’s notes payable and debt, including accrued interest, is as follows:

	June 30, 2020	March 31, 2020
	(in thousands)	(in thousands)
Notes payable and debt-related party	$915	$915
Sale of intellectual property liability (see Note 4)	19	24
Total notes payable and debt	934	939
Less current portion - long term debt	34	39
Long term debt	$900	$900

Scotts Miracle-Gro Term Loan Agreements

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The funding provided capital to fund real estate related lease obligations. The proceeds were made available as needed in increments of $100,000 not to exceed $1.5 million, with a due date of March 31, 2022. Interest is charged at the stated rate of 10% and is paid quarterly in arrears on each of April 30, July 31, October 31 and January 31. As of June 30, 2020, the Company had borrowed $900,000 under the Real Estate Term Loan. See Note 10 for subsequent events.

Liability Associated with Scotts Miracle-Gro Transaction

On April 22, 2013, the Company and Scotts Miracle-Gro, the owner of approximately 80.5% of the Company’s outstanding common stock, have entered into an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement, each of which has been filed with the SEC.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  Because the Company received cash from Scotts Miracle-Gro and agreed to pay for a defined period a specified percentage of its revenue, and because the Company has significant involvement in the generation of its revenue, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of June 30, 2020 and March 31, 2020, a liability of $19,000 and $24,000, respectively, was recorded on the balance sheets for the Intellectual Property Sale Agreement.  As of June 30, 2020 and March 31, 2020, the Company has accrued $1.8 million and $1.5 million, respectively, as a liability for the Technology Licensing Agreement, and has expensed $332,000 and $87,000 for the quarters ended June 30, 2020 and June 30, 2019, respectively. The accrual is calculated as 2% of the annual net sales and recorded as a liability.  The accrued liability for the Brand License Agreement, which is calculated at an amount equal to 5% of all seed pod kit and seed pod kit related sales, amounts to $1.2 million and $922,000 as of June 30, 2020 and March 31, 2020, respectively, and the Company has expensed $291,000 and $67,000 for the quarters ended June 30, 2020 and June 30, 2019, respectively.

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

In conjunction with the private offering described above, the Company and Scotts Miracle-Gro also agreed to enter an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement of sales of future revenues.  For more details regarding these agreements, please refer to Note 3 “Scotts Miracle-Gro Transactions” to the financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on June 23, 2020.  See also Note 10 for subsequent events.

5.    Equity Compensation Plans and Employee Benefit Plans

For the three months ended June 30, 2020 and June 30, 2019, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan until a new plan is adopted.

During the three months ended June 30, 2020 and June 30 2019, no options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of June 30, 2020, the Company had no unvested outstanding options to purchase shares of the Company’s common stock and therefore, no additional compensation expense will be attributable to such stock options.

Information regarding all stock options outstanding under the Company’s 2005 Plan as of June 30, 2020 is as follows:

OPTIONS OUTSTANDING AND EXERCISABLE
Weighted-
		Average	Weighted-	Aggregate
		Remaining	Average	Intrinsic
Exercise	Options	Contractual	Exercise	Value
price	(in thousands)	Life (years)	Price	(in thousands)
$1.55	11	0.13	$1.55	$18

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented, which was June 30, 2020.

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

A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of June 30, 2020 and March 31, 2020, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.    Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2020, as filed with the SEC on June 23, 2020 for a detailed discussion of related party transactions.  Additionally, see Note 10 “Subsequent Events” to our financial statements for discussion related to transactions involving our officers, directors and 5% or greater shareholders.

8.    Leases

The Company recognized operating lease ROU assets and lease liabilities based on the present value of remaining minimum lease payments. For the discount rate assumption, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated incremental borrowing rate in determining the present value of lease payments. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability.

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

June 30, 2020
(in thousands)
Assets
Operating lease ROU assets	$1,193

Liabilities
Operating lease	1,292

As of June 30, 2020, the weighted average remaining lease term for operating leases was 6 years, and the weighted average discount rate was 10%.

The table below sets forth the future cash payments under such agreements for the remaining years are as follows:

Year Ending	Operating Leases	Financing Leases
	(in thousands)	(in thousands)
March 31, 2021	$185	$19
March 31, 2022	266	-
March 31, 2023	275	-
March 31, 2024	285	-
March 31, 2025	294	-
Thereafter	460	-
Total lease payments	$1,765	$19
Less: amount of lease payments representing interest	(473)	(1)
Present value of future minimum lease payments	1,292	18
Less: current obligations under leases	(126)	(18)
Long-term lease obligations	$1,166	$-

Rent expense for the three months ended June 30, 2020 and 2019 was $144,000 and $128,000, respectively.

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

	Three Months Ended June 30, 2020
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$9,056	$7,355	$-	$16,411
Cost of revenue	4,854	4,200	-	9,054
Gross profit	4,202	3,155	-	7,357
Gross profit percentage	46.4%	42.9%	-	44.8%
Sales and marketing (1)	1,073	351	214	1,638
Segment profit	3,129	2,804	(214)	5,719
Segment profit percentage	34.6%	38.1%	-	34.8%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A. See Item 2 below.

	Three Months Ended June 30, 2019
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,902	$2,573	$-	$4,475
Cost of revenue	1,389	1,631	-	3,020
Gross profit	513	942	-	1,455
Gross profit percentage	27.0%	36.6%	-	32.5%
Sales and marketing (1)	109	521	176	806
Segment profit	404	421	(176)	649
Segment profit percentage	21.2%	16.4%	-	14.5%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A. See Item 2 below.

10.    Subsequent Events

On July 28, 2020, AeroGrow paid the Technology Licensing and Brand Licensing Agreements balances of $2.3 million as discussed in Note 3 for amounts owed through March 31, 2020. On August 3, 2020, AeroGrow entered into a Term Loan Agreement (“Term Loan”) in the principal amount of up to $7.5 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, the Company may reborrow and pay down during the Term Loan, not to exceed $6.0 million with a due date of June 30, 2021.  The funding will provide general working capital and will be used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  Advances under the Term Loan Agreement will be secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum and will be paid quarterly in arrears on each of September 30, 2020, December 30, 2020, March 31, 2021 and June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2020 and June 30, 2019.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us,”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Pursuant to the Intellectual Property Agreement, we agreed to sell all intellectual property associated with our hydroponic products (the “Hydroponic IP”), other than the AeroGrow and AeroGarden trademarks, free and clear of all encumbrances, to Scotts Miracle-Gro for $500,000.  Scotts Miracle-Gro has the right to use the AeroGrow and AeroGarden trademarks in connection with the sale of products incorporating the Hydroponic IP.  In addition to the total working capital infusion of approximately $4.5 million from the Securities Purchase Agreement and Intellectual Property Sale Agreement, as amended, the strategic alliance allows us to use the globally recognized and highly trusted Miracle-Gro brand name.  We believe that the strategic alliance also gives Scotts Miracle-Gro an entry into the burgeoning indoor gardening market, while providing AeroGrow a broad base of support in marketing, distribution, supply chain logistics, R&D, and sourcing.  We have also used our strategic alliance with Scotts Miracle-Gro to re-establish our presence in the retail and international sales channels. In Fiscal 2020, we amended the Brand License Agreement with Scotts Miracle-Gro to allow us to remove the Miracle-Gro brand from AeroGardens, thereby eliminating the cost associated with this portion of the agreement.

Results of Operations

Three Months Ended June 30, 2020 and June 30, 2019

Summary Overview

For the three months ended June 30, 2020, we generated $16.4 million of total revenue, an increase of 266.7%, or $11.9 million, relative to the same period in the prior year.  Retail sales increased by 193.9% to $7.2 million primarily due to continued sales into the online channels, including Amazon.com, Kohls.com, HomeDepot.com and BestBuy.com, as well as continued enthusiasm about indoor gardening and healthy, safe and fresh food.  Direct-to-consumer sales increased 376.1%, to $9.1 million, reflecting more efficient use of advertising and marketing campaigns, increased visibility and more focused sales programs.  In addition to our continued momentum from prior periods, we saw amplified demand in the indoor gardening market from customers seeking healthy, fresh food during a pandemic.

For the three months ended June 30, 2020, total dollar sales of AeroGarden units increased by 218.9% from the prior year period and seed pod kit and accessory sales increased by 308.6% over prior year period.  AeroGarden sales represented 66.2% of total revenue, as compared to 76.1% in the prior year period.  This percentage decrease, on a product line basis, was attributable to both direct to consumer and retail online customers purchasing additional seed pod kits and accessories.  Sales of seed pod kits increased from 94,000 to 382,000 units, primarily as a result of new AeroGrow sales in the prior periods and the follow on purchases of seed pod kits and resulting increased size of our active customer database.

The Company continues to spend advertising dollars in order to strategically build market awareness and enhance initiatives implemented in the prior year. For the fiscal year ending March 31, 2021 (“Fiscal 2021”), we intend to expand consumer awareness of the AeroGrow brand and product line.  As a result, during the three months ended June 30, 2020, (the first quarter of Fiscal 2021), we incurred $1.3 million of advertising expenses to support our direct-to-consumer and retail channels, a $818,000 or 159.7% year-over-year increase compared to the same period in Fiscal 2020. The advertising expenditures were divided as follows:

●

Retail specific advertising decreased to $317,000 from $416,000 for the three months ended June 30, 2020, as the Company continues to invest in driving product awareness through: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our retail accounts, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. including retail catalogues, website banner ads, email blasts, targeted search campaigns, media group and marketing service campaigns, etc.), however, due to lower levels of inventory the Company did not spend as much driving sales through retail specific programs.

●

Direct-to-consumer advertising increased $919,000 to $1.0 million during the three months ended June 30, 2020.  The increase reflects increases in specific pay-per-click advertising geared toward the direct-to-consumer customer base and direct advertising campaigns such as Google Ads and Facebook.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, increased to $8.94 for the three months ended June 30, 2020, as compared to $20.07 for the same period in Fiscal 2020.

Our gross profit percentage for the three months ended June 30, 2020 was 44.8%, up from 32.5% in the prior year period, primarily due to increases in sales prices, more sales to higher margin Direct-to-consumer customers, supply chain efficiencies that were not in place in the prior year, fewer planned discount programs in our sales channels due to lower inventory levels, and increased sales.

In aggregate, our total operating expenses increased 87.0%, or $2.2 million, year-over-year, principally because we spent more to support revenue growth.  Gross spending increased in the following areas:

●

a $909,000 increase in personnel expenses primarily driven by our company-wide incentive program that scales as our growth increases and an increase in headcount as some hiring happened during this quarter last year;

●	a $793,000 increase in sales and marketing costs to promote all sales channels;
●

a $180,000 increase for shareholder value meetings with directors and in web services as we launch better order processing software and prepare for new product launches that leverage web-based platforms;

●	a $171,000 increase in bad debt and depreciation expense; and
●	a $156,000 increase in legal and consulting expenses related to strategic alternatives being investigated.

These increases were partially offset by a $111,000 decrease in Company-wide travel. As a result of efforts to drive growth and increase sales, our operating income was $2.7 million for the three months ended June 30, 2020, as compared to an operating loss of $1.1 million in the prior year period.

Net other expense for the three months ended June 30, 2020 totaled $20,000, as compared to net other expense of $5,000 in the prior year period.  The current year other expense is attributable to an increase in foreign exchange losses and interest expense on the outstanding loan.

Net income for the three months ended June 30, 2020 was $2.6 million, as compared to the $1.1 million loss in the prior year period.  The $3.7 million increase reflected increased sales revenue, decreased operating expenses as a percentage of revenue and increased margins.

The following table sets forth, as a total percentage of sales, our financial results for the three months ended June 30, 2020 and the three months ended June 30, 2019:

	Three Months Ended June 30,
	2020	2019
Net revenue
Direct-to-consumer	55.2%	42.5%
Retail	43.8%	54.6%
International	1.0%	2.9%
Total net revenue	100.0%	100.0%

Cost of revenue	55.2%	67.5%
Gross profit percentage	44.8%	32.5%

Operating expenses
Research and development	1.8%	4.7%
Sales and marketing	17.2%	31.4%
General and administrative	9.6%	20.0%
Total operating expenses	28.6%	56.1%
Profit (loss) from operations	16.2%	(23.6)%

Revenue

For the three months ended June 30, 2020, revenue totaled $16.4 million, a year-over-year increase of 266.7% or $11.9 million, from the three months ended June 30, 2019.

	Three Months Ended June 30, (in thousands)
	2020	2019
Net revenue
Direct-to-consumer	$9,056	$1,902
Retail	7,180	2,443
International	175	130
Total	$16,411	$4,475

Direct-to-consumer sales for the three months ended June 30, 2020 totaled $9.1 million, an increase of $7.2 million, or 376.1%, from the prior year period.  This increase was caused by continued momentum of growth from prior periods amplified by demand in indoor gardening of customers seeking healthy, fresh food and uncertainties in the food supply chain during COVID-19, driving direct-to-consumer awareness during our non-peak season through our focus on advertising that drives sales, follow-on direct sales to customers that have previously purchased AeroGardens, and continued momentum from general brand awareness campaigns.

Sales to retailer customers for the three months ended June 30, 2020 totaled $7.2 million, up $4.7 million, or 193.9%, principally reflecting organic growth in our existing retail accounts, namely Amazon.com, Kohl’s, Canadian Tire and timing of programs with Home Depot and sales to one new account, Best Buy.  International sales increased from $130,000 to $175,000 in the first quarter of Fiscal 2021 primarily due to timing of available inventory to sell in European markets as we continue to understand the trends that impact the international market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended June 30, 2020 and June 30, 2019 is as follows:

	Three Months Ended June 30, (in thousands)
	2020	2019
Product revenue
AeroGardens	$10,864	$3,406
Seed pod kits and accessories	6,866	1,681
Discounts, allowances and other	(1,319)	(612)
Total	$16,411	$4,475
% of total revenue
AeroGardens	66.2%	76.1%
Seed pod kits and accessories	41.8%	37.6%
Discounts, allowances and other	(8.0)%	(13.7)%
Total	100.0%	100.0%

AeroGarden sales increased $7.5 million, or 218.9%, from the prior year period, reflecting: (i) increased retail channel sales as the AeroGarden gained customer acceptance from new and existing customers in historically slower sales period, primarily from Amazon.com, Kohl’s, HomeDepot.com and BestBuy.com; (ii) increased sales in Direct-to-consumer channels; and (iii) continued focus on specific advertising, including pay-per-click and general awareness campaigns toward the general population, which informed buyers about our products.  The increase in seed pod kit and accessory sales, which increased by $5.2 million, or 308.6%, principally reflecting our prior focus on acquiring new AeroGarden customers, who purchase seed pod kits and accessories after purchasing and using new AeroGardens, and increases in light bulb sales for both LED lighting and CFL lights.  For the three months ended June 30, 2020, sales of seed pod kits and accessories represented 41.8% of total revenue, as compared to 37.6% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of total revenue to (8.0)% from (13.7)% in the prior year period, primarily due to select and more effective use of discounts for in-store retail accounts, which generated higher retail sales.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2020 totaled $9.1 million, an increase of $6.0 million, or 199.8%, from the three months ended June 30, 2019.  Cost of revenue includes product costs for purchased and manufactured products, inbound freight costs from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products.  As a percent of total revenue, cost of revenue represented 55.2% of revenue for the quarter ended June 30, 2020, as compared to 67.5% for the quarter ended June 30, 2019.  The decrease in costs as a percent of revenue was primarily due to increases in sales prices as we offered fewer discounts, as well as realizing efficiencies and economies of scale in the supply chain..

Gross Profit

Our gross profit varies based upon the factors impacting net revenue and cost of revenue, as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  The gross profit percentage for the quarter ended June 30, 2020 was 44.8% as compared to 32.5% for the quarter ended June 30, 2019.  The increase in our gross profit was primarily attributable to the changes to our customer and product mix within both the retail and direct-to-consumer, driving sales without as much discounting, higher sales and resulting economies of scale. Additionally, in the prior year we had several supply chain and warehouse issues that caused friction and increased costs.

Research and Development

Research and development costs for the quarter ended June 30, 2020 totaled $301,000, an increase of $91,000 from the quarter ended June 30, 2019, primarily related to increased salaries and wages due to greater headcount and company-wide incentive program that scales with increased growth, and termination of the collaboration expense repayment partially offset by decreased travel and expenses related to new product development.

Sales and Marketing

Sales and marketing costs for the three months ended June 30, 2020 totaled $2.8 million, up 100.6% from the prior year period.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended June 30, (in thousands)
	2020	2019
Advertising	$1,331	$512
Personnel	1,057	491
Sales commissions	48	9
Travel	2	66
Media production and promotional products	1	7
Quality control and processing fees	69	33
Market research	91	50
Other	216	236
	$2,815	$1,404

Advertising expense is composed primarily of catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  Total advertising expense was $1.3 million for the quarter ended June 30, 2020, a year-over-year increase of 159.7%, or $818,000, primarily due to increased spending on pay-per click advertising, general brand awareness and marketing, and email campaigns.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended June 30, 2020, personnel costs for sales and marketing were $1.1 million, up $567,000 or 115.5% from the three months ended June 30, 2019.  The increase reflected the company-wide incentive program that scales as growth increases, increased employee headcount and related benefits.

Other marketing expenses increased year-over-year as we continue to grow our business and increase market research and other programs, including the use of third party agencies for sales planning.

General and Administrative

General and administrative costs for the three months ended June 30, 2020 totaled $1.6 million, as compared to $894,000 for the three months ended June 30, 2019, an increase of 76.0%, or $680,000. The increase was primarily attributable to increased salaries and wages including the company-wide incentive program that scales as growth increases, consulting and legal fees associated with strategic alternatives intended to maximize shareholder value, and IT services as we expand our web based experience and bad debt and depreciation expenses.

Operating Income and Loss

Our operating income for the three months ended June 30, 2020 was $2.7 million, an increase of $3.7 million from the $1.1 million operating loss for the three months ended June 30, 2019.  The increased operating income was attributable to increased margins on our higher sales, partially offset by increases in marketing and brand awareness advertising expenses, a company-wide incentive program, and use of outside consultants.

Net Income and Loss

For the three months ended June 30, 2020, we recorded a net income of $2.6 million, a $3.7 million increase over the $1.1 million net loss for the three months ended June 30, 2019.  The increase in the net income is primarily a result of increased margins on increased sales volume in the current year period, partially offset by increases in sales and marketing expenses designed to continue growing brand awareness and outside consulting fees.

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

	Three Months Ended June 30, 2020
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$9,056	$7,355	$-	$16,411
Cost of revenue	4,854	4,200	-	9,054
Gross profit	4,202	3,155	-	7,357
Gross profit percentage	46.4%	42.9%	-	44.8%
Sales and marketing (1)	1,073	351	214	1,638
Segment profit	3,129	2,804	(214)	5,719
Segment profit percentage	34.6%	38.1%	-	34.8%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Three Months Ended June 30, 2019
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,902	$2,573	$-	$4,475
Cost of revenue	1,389	1,631	-	3,020
Gross profit	513	942	-	1,455
Gross profit percentage	27.0%	36.6%	-	32.5%
Sales and marketing (1)	109	521	176	806
Segment profit	404	421	(176)	649
Segment profit percentage	21.2%	16.4%	-	14.5%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net income for non-cash items and changes in operating assets and liabilities, net cash provided by operating activities totaled $1.4 million for the three months ended June 30, 2020, as compared to cash used of $309,000 for the three months ended June 30, 2019.

Non-cash items, comprising depreciation, amortization, bad debt allowances, accretion of debt association with sale of intellectual property and inventory allowances, totaled to a net gain of $444,000 for the three months ended June 30, 2020, as compared to a net gain of $137,000 in the prior year period.  The increase reflected non-cash charges arising from all of the non-cash expenses.

Changes in current assets used net cash of $3.6 million during the three months ended June 30, 2020, principally from increases in inventory, prepaid assets and accounts receivable, as we continue to order inventory to support the sales growth and begin to prepare for our fall sales programs.

As of June 30, 2020, the total inventory balance was $6.3 million, representing approximately 74 days of sales activity, and 64 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended June 30, 2020, respectively.  The three months’ days in inventory calculation is based on the three months of sales activity and can be greatly impacted by the seasonality of our sales, which have historically been at their highest level during the quarter ending December 31.  The twelve months’ days in inventory calculation is based on the twelve months of sales activity and is less impacted by the seasonality of our sales.

Current operating liabilities increased $1.9 million during the three months ended June 30, 2020, principally because of increases in accounts payable and accrued expenses.  Accounts payable as of June 30, 2020 totaled $6.0 million, representing approximately 46 days of daily expense activity, and 40 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended June 30, 2020, respectively.

Net investing activity used $147,000 of cash in the current year period, due to the purchases of equipment.

Cash

As of June 30, 2020, we had a cash balance of $10.3 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $9.1 million as of March 31, 2020, of which $15,000 was restricted.

Borrowing Agreements

As of June 30, 2020 and March 31, 2020, we have $900,000 of outstanding long-term debt, respectively. See Note 3 related to the Real Estate Term Loan Agreements with Scotts Miracle-Gro and Note 10 for subsequent events. As of June 30, 2020 and March 31, 2020, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	June 30,	March 31,
	2020 (in thousands)	2020 (in thousands)
Notes payable and debt-related party	$915	$915
Total notes payable and debt	915	915
Less current portion - long term debt	15	15
Long term debt	$900	$900

Cash Requirements

We generally require cash to:

●	fund our operations and working capital requirements;
●	develop and execute our product development and market introduction plans;
●	execute our sales and marketing plans;
●	fund research and development efforts; and
●	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

●	our cash of $10.3 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of June 30, 2020;
●	our cash of $6.0 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of August 4, 2020;
●	continued support of, and extensions of credit by, our suppliers and lenders;
●	our historical pattern of increased sales between September and March, and lower sales volume from April through August;
●	the level of spending necessary to support our planned initiatives; and
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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended June 30, 2020.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should also carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.7	Certificate of Amendment to Articles of Incorporation, certified May 3, 2010 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q, filed August 12, 2010)
3.8	Certificate of Amendment to Articles of Incorporation, dated May 1, 2012 (incorporated by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q, filed August 10, 2012)
3.9	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)
3.10	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)
3.11	Amendment No. 2 to Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed April 23, 2013)
4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.2	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)
10.1	Term Loan and Credit Agreement by and among the Company and The Scotts Company LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 7, 2020)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: August 11, 2020	/s/J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: August 11, 2020	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)