Form 10-Q
period 2020-09-30
AeroGrow International, Inc.
filed 2020-11-16
CIK 1316644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of issuer’s common stock outstanding as of November 9, 2020:  34,328,036

AeroGrow International, Inc.

FORM 10-Q REPORT

September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	September 30, 2020	March 31, 2020
(in thousands, except share and per share data)	(Unaudited)	(Derived from Audited Statements)
ASSETS
Current assets
Cash	$3,815	$9,046
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $694 and $376 at September 30, 2020 and March 31, 2020, respectively	6,217	3,422
Other receivables	391	257
Inventory, net	12,849	4,788
Prepaid expenses and other	3,773	1,392
Total current assets	27,060	18,920
Property and equipment and intangible assets, net of accumulated depreciation of $5,789 and $5,467 at September 30, 2020 and March 31, 2020, respectively	2,142	1,229
Operating lease right-of-use	1,158	1,229
Deposits	754	669
Total assets	$31,114	$22,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,583	$2,332
Accounts payable related party	1,075	2,396
Accrued expenses	3,842	2,308
Finance lease liability	7	29
Notes payable related party	2,000	-
Debt associated with sale of intellectual property	14	17
Operating lease liability-current portion	141	58
Total current liabilities	12,662	7,140
Long term liabilities
Notes payable related party	900	900
Operating lease liability	1,129	1,201
Other liability	-	297
Total liabilities	14,691	9,538
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 issued and outstanding at September 30, 2020 and 2019, respectively	-	-
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 shares issued and outstanding at September 30, 2020 and March 31, 2020	34	34
Additional paid-in capital	140,817	140,817
Accumulated deficit	(124,428)	(128,342)
Total stockholders' equity	16,423	12,509
Total liabilities and stockholders' equity	$31,114	$22,047

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net revenue	$14,310	$4,423	$30,721	$8,898
Cost of revenue	8,403	2,958	17,457	5,977
Gross profit	5,907	1,465	13,264	2,921

Operating expenses
Research and development	294	276	595	487
Sales and marketing	2,888	1,369	5,703	2,772
General and administrative	1,406	893	2,980	1,787
Total operating expenses	4,588	2,538	9,278	5,046

Income (loss) from operations	1,319	(1,073)	3,986	(2,125)

Other (expense), net
Interest expense – related party	(24)	(52)	(47)	(54)
Other (expense), net	(29)	(1)	(25)	(5)
Total other (expense), net	(53)	(53)	(72)	(59)

Net income (loss)	$1,266	$(1,126)	$3,914	$(2,184)
Net income (loss) per share, basic and diluted	$0.04	$(0.03)	$0.11	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	34,328	34,328	34,328	34,328

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three months ended September 30, 2020
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, June 30, 2020	-	$-	34,328,036	$34	$140,817	$(125,694)	$15,157
Net income	-	-	-	-	-	1,266	1,266
Balances, September 30, 2020	-	$-	34,328,036	$34	$140,817	$(124,428)	$16,423

	Three months ended September 30, 2019
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, June 30, 2019	-	$-	34,328,036	$34	$140,817	$(128,457)	$11,394
Net income	-	-	-	-	-	(1,126)	(1,126)
Balances, September 30, 2019	-	$-	34,328,036	$34	$140,817	$(130,583)	$10,268

	Six months ended September 30, 2020
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, March 31, 2020	-	$-	34,328,036	$34	$140,817	$(128,342)	$12,509
Net income	-	-	-	-	-	3,914	3,914
Balances, September 30, 2020	-	$-	34,328,036	$34	$140,817	$(124,428)	$16,423

	Six months ended September 30, 2019
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, March 31, 2019	-	$-	34,328,036	$34	$140,817	$(128,399)	$12,452
Net income	-	-	-	-	-	(2,184)	(2,184)
Balances, September 30, 2019	-	$-	34,328,036	$34	$140,817	$(130,583)	$10,268

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2020	2019
(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,914	$(2,184)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization expense	322	264
Amortization of lease liability and right-of-use asset	82	63
Bad debt expense	236	33
Inventory allowance	109	(15)
Accretion of debt associated with sale of intellectual property	(9)	(13)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,031)	1,344
(Increase) decrease in other receivable	(134)	99
(Increase) in inventory	(8,170)	(2,953)
(Increase) in prepaid expense and other	(2,481)	(961)
Decrease (increase) in deposits	15	(731)
Increase in accounts payable and accounts payable related party	1,930	516
Increase (decrease) in accrued expenses and other liability	1,243	(143)
Increase in accrued interest-related party	-	16
(Decrease) in customer deposits	-	(57)
Net cash (used) by operating activities	(5,974)	(4,722)
Cash flows from investing activities:
Purchases of equipment	(1,235)	(396)
Net cash (used) by investing activities	(1,235)	(396)
Cash flows from financing activities:
Proceeds from notes payable-related party	2,000	4,400
Repayment of capital lease	(22)	(26)
Net cash provided by financing activities	1,978	4,374
Net (decrease) in cash	(5,231)	(744)
Cash and cash equivalents and restricted cash, beginning of period	9,061	1,756
Cash and cash equivalents and restricted cash, end of period	$3,830	$1,012

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Six months ended September 30, (in thousands)
	2020	2019
Cash paid during the year for:
Interest-related party	$47	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Initial recognition of right-of-use asset (Note 8)	$-	$805
Initial lease liability arising from right-of-use asset (Note 8)	$-	$805

AEROGROW INTERNATIONAL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.     Description of the Business

AeroGrow International, Inc. (collectively, the “Company,” “AeroGrow,” “we,” “our,” or “us”) was incorporated in the State of Nevada on March 25, 2002. The Company’s principal business is developing, marketing, and distributing advanced indoor aeroponic garden systems designed and priced to appeal to the consumer gardening, cooking and small indoor appliance markets worldwide.  The Company manufactures, distributes and markets ten different models of its AeroGarden systems in multiple colors, as well as over 40 varieties of seed pod kits and a full line of accessory products through multiple channels, including retail distribution (via online retail outlets and brick and mortar) storefronts, catalogue and direct-to-consumer sales primarily in the United States and Canada, as well as selected countries in Europe.

2.     Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, (“Fiscal 2020”), as filed with the SEC on June 23, 2020.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2020, the results of operations for the three and six months ended September 30, 2020 and 2019, and the cash flows for the six months ended September 30, 2020 and 2019. The results of operations for the three and six months ended September 30, 2020 are not necessarily indicative of the expected results of operations for the fiscal year ended March 31, 2021 (“Fiscal 2021”) or any future period. In this regard, the Company’s business has historically been highly seasonal, with approximately 60.6% of revenues in the fiscal year ended March 31, 2020 (“Fiscal 2020”) occurring in the five consecutive calendar months from September through January.  During the six-month period ended September 30, 2020, the Company has further expanded its distribution channels and invested in necessary inventory and overhead in anticipation of the Fiscal 2021 peak sales season.  The balance sheet as of March 31, 2020 is derived from the Company’s audited financial statements.

Liquidity

Sources of funding to meet prospective cash requirements during Fiscal 2021 include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements, as discussed in Note 3.  We may need to seek additional debt or equity capital, however, to address the seasonal nature of our working capital needs, enable us to increase the scale of our business and provide a cash reserve against contingencies.  There can be no assurance we will be able to raise additional capital.  See Note 10 for subsequent events.

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted into common stock at the beginning of the periods presented. Securities that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS include: employee stock options to purchase zero and 11,000 shares of common stock for the three months ended September 30, 2020 and September 30, 2019, respectively.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Cash:

The Company maintains cash depository accounts with financial institutions.  The amount on deposit with several financial institutions exceeded the federally insured limit of $250,000 as of September 30, 2020.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:

For the three months ended September 30, 2020, the Company had two customers, Amazon.com and Best Buy, which represented 31.4% and 10.4% of net revenue, respectively.  For the three months ended September 30, 2019, the Company had two customers, Amazon.com, and Macy’s, which represented 25.0% and 14.8% of net revenue, respectively. For the six months ended September 30, 2020, the Company had one customer, Amazon.com, which represented 35.4% of the Company’s net revenue. For the six months ended September 30, 2019, the Company had two customers, Amazon.com, and Macy’s, which represented 35.1% and 10.4% of the Company’s net revenue, respectively.

As of September 30, 2020, the Company had four customers, Amazon.com, Best Buy, Woot!, and Macy’s that represented 31.3%, 23.6%, 11.7% and 10.2%, respectively, of the Company’s outstanding accounts receivable.  As of March 31, 2020, three customers, Amazon.com, Amazon.ca and Bed, Bath and Beyond, represented 39.9%, 20.7% and 10.4%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers:

For the three months ended September 30, 2020, the Company purchased inventories and other inventory-related items from one supplier totaling $10.3 million. For the three months ended September 30, 2019, the Company purchased inventories and other inventory-related items from one supplier totaling $5.0 million. For the six months ended September 30, 2020, the Company purchased $16.1 million of inventories and other inventory-related items from one supplier. For the six months ended September 30, 2019, the Company purchased $6.4 million of inventories and other inventory-related items from one supplier.  The purchase of inventories and other inventory-related items is tied to anticipated timing and amount of sales for our highly seasonal business and payment terms with our suppliers.

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

The carrying value of financial instruments including cash, receivables and accounts payable and accrued expenses and notes payable related party, approximates their fair value at September 30, 2020 and March 31, 2020 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined by utilizing Level 3 inputs.  As discussed below in Notes 3 and 4, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of September 30, 2020 and March 31, 2020, the fair value of the Company’s sale of the intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  As of September 30, 2020, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Direct-to-consumer transactions are primarily paid by credit card. Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $694,000 and $376,000 at September 30, 2020 and March 31, 2020, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Fidelity Information Services, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of September 30, 2020 and March 31, 2020, the balance in this reserve account was $391,000 and $257,000, respectively.

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

Advertising expense for the three and six months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, (in thousands)		Six Months Ended September 30, (in thousands)
	2020	2019	2020	2019
Direct-to-consumer	$774	$93	$1,788	$188
Retail	857	339	1,174	755
Other	5	-	5	1
Total advertising expense	$1,636	$432	$2,967	$944

As of September 30, 2020 and March 31, 2020, the Company had deferred $119,000 and $84,000, respectively, related to media and advertising costs, including the catalogue costs described above.  The costs are included within the “prepaid expenses and other” line of the balance sheets.

Inventory

Inventories are valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor, and manufacturing overhead are included in inventory costs. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers.  Inventory values at September 30, 2020 and March 31, 2020 were as follows:

	September 30,	March 31,
	2020 (in thousands)	2020 (in thousands)
Finished goods	$10,414	$3,191
Raw materials	2,435	1,597
Total inventory	$12,849	$4,788

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of September 30, 2020 and March 31, 2020, the Company had reserved $260,000 and $151,000, respectively for inventory obsolescence.  The inventory values are shown net of these reserves.

Leases

At lease inception, the Company determines whether an arrangement is or contains a lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the financial statements. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. For operating leases, ROU assets and lease liabilities are recognized at the commencement date. The lease liability is measured as the present value of the lease payments over the lease term using: (i) the rate implicit in the lease if it is determinable, or (ii) alternatively, if the rate is not determinable from the lease, the Company’s incremental borrowing rate at the commencement date of the lease to determine the present value of the lease payments. Operating ROU assets are calculated as the present value of the remaining lease payments, plus unamortized initial direct costs and any prepayments, less any unamortized lease incentives received. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option were not exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to recognize an ROU asset and obligation for leases with an initial term of twelve months or less. The expense associated with short-term leases is included in lease expense in the statement of operations.

For finance leases, after lease commencement the lease liability is measured on an amortized cost basis and increased to reflect interest on the liability and decreased to reflect the lease payment made during the period. Interest on the lease liability is determined each period during the lease term as the amount that results in a constant period discount rate on the remaining balance of the liability. The ROU asset is subsequently measured at cost, less any accumulated amortization and any accumulated impairment losses. Amortization on the ROU asset is recognized over the period from the commencement date to the earlier of (1) the end of the useful life of the ROU asset, or (2) the end of the lease term. To determine the present value of finance leases the Company uses a 10.0% discount rate, which is the rate specified in the lease agreement, or the incremental borrowing rate, as appropriate. To the extent a lease arrangement includes both lease and non-lease components, the components are accounted for separately.

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

Revenue Recognition

The Company currently has two operating and reportable segments: (i) the Direct-to-Consumer segment, which is comprised of sales directly from our website, mail order or customer calls to our customer service department; and (ii) the Retail segment, which is comprised of all sales related to retailers, including where possession of our product is taken and sold by the retailer in store or online, and drop ship orders that process from the retailer and drop directly to our warehouse for us to ship on behalf of the retailer.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products and the risk of loss to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.  The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2020 or March 31, 2020.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

There were no changes to the Company’s accounting for variable consideration under ASC 606. However, the classification of net realizable accounts receivable from a liability to a contra asset results in a change in presentation on the balance sheet. Promotional and other allowances (variable consideration), which are recorded as a reduction to net sales, primarily include consideration given to retail customers, including, but not limited to, the following:

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

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on our historical industry experience. As of September 30, 2020 and March 31, 2020, the Company reduced accounts receivable $1.0 million and $744,000, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” and “accrued expenses” lines of the condensed balance sheet, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $256,000 and $226,000 as of September 30, 2020 and March 31, 2020, respectively.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retail customers are provided a fixed allowance, usually in a range of 1% to 2%, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of September 30, 2020 and March 31, 2020, the Company has recorded a reserve for customer returns of $449,000 and $430,000, respectively. Additionally, the Company calculates specific returns for any customers that are deemed to have a right of return and the customer specific calculation is reviewed for reasonableness at the end of each period. These expenses are recorded as an offset to the accounts receivable line of the condensed balance sheets.

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

As of September 30, 2020 and March 31, 2020, the outstanding balance of the Company’s notes payable and debt, including accrued interest, is as follows:

	September 30, 2020 (in thousands)	March 31, 2020 (in thousands)
Notes payable and debt-related party	2,915	915
Sale of intellectual property liability (see Note 4)	14	24
Total notes payable and debt	2,929	939
Less current portion – long term debt	2,029	39
Long term debt	$900	$900

Scotts Miracle-Gro Term Loan Agreements

On August 3, 2020, the Company renewed a Working Capital Term Loan Agreement with Scotts Miracle-Gro due June 30, 2021. Under Term Loan, Scotts Miracle-Gro agreed to provide up to $7.5 million of capital in increments of $500,000. The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum and is payable, in cash, quarterly in arrears at the end of each September, December, March and June. The funds provided under the Term Loan are used for general working capital and to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan permits prepayment and re-borrowing without penalty or premium, and as of September 30, 2020, the Company had borrowed $2.0 million under the Term Loan.  The Term Loan Agreement was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2020. Refer to Note 10 “Subsequent Events” for additional information regarding the term loan.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The funding provided capital to fund real estate related lease obligations. The proceeds were made available as needed in increments of $100,000, not to exceed $1.5 million, with a due date of March 31, 2022. Interest is charged at the stated rate of 10% and is paid quarterly in arrears on each of April 30, July 31, October 31 and January 31. As of September 30, 2020, the Company had borrowed $900,000 under the Real Estate Term Loan.

Liability Associated with Scotts Miracle-Gro Transaction

The Company and Scotts Miracle-Gro, the owner of approximately 80.5% of the Company’s outstanding common stock, have entered into an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement, each of which has been filed with the SEC.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement to sell future revenue because: (i) the Company received cash from Scotts Miracle-Gro and agreed to pay, for a defined period, a specified percentage of its revenue; and (ii) the Company has significant involvement in the generation of its revenue. As a result, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of September 30, 2020 and March 31, 2020, a liability of $14,000 and $24,000, respectively, was recorded on the condensed balance sheets for the Intellectual Property Sale Agreement.  As of September 30, 2020 and March 31, 2020, the Company has accrued $620,000 and $1.5 million, respectively, as a liability for the Technology Licensing Agreement, and has expensed $620,000 and $176,000 for the quarters ended September 30, 2020 and September 30, 2019, respectively. The accrual is calculated as 2% of the annual net sales and recorded as a liability. The accrued liability for the Brand License Agreement, which equal to 5% of all seed pod kit and related sales, totaled to $455,000 and $922,000 as of September 30, 2020 and March 31, 2020, respectively. In addition, the Company has expensed $455,000 and $140,000 for the quarters ended September 30, 2020 and September 30, 2019, respectively.

4.    Scotts Miracle-Gro Transactions – Convertible Preferred Stock, Warrants and Other Transactions

Series B Convertible Preferred Stock and Related Transactions

On April 22, 2013, the Company entered into a Securities Purchase Agreement with SMG Growing Media, Inc., a wholly owned subsidiary of Scotts Miracle-Gro (NYSE: “SMG”), a worldwide marketer of branded consumer lawn and garden products.  Pursuant to the Securities Purchase Agreement, Scotts Miracle-Gro acquired 2,649,007 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and a warrant to purchase up to 80% of the Company’s common stock (the “Warrant,”) for an aggregate purchase price of $4.0 million.  The Securities Purchase Agreement, Certificates of Designations for the Series B Preferred Stock, Form of Warrant, Indemnification Agreement, Investor’s Rights Agreement and Voting Agreement were filed as exhibits to a Current Report on Form 8-K filed with the SEC on April 23, 2013.  On November 29, 2016 Scotts Miracle-Gro fully exercised the Warrant and, by its terms, the Series B Preferred Stock automatically converted into the Company’s common stock. Scotts Miracle-Gro currently owns approximately 80.5% of the Company’s outstanding common stock.

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

5.     Equity Compensation Plans

For the three and six months ended September 30, 2020 and September 30, 2019, the Company did not grant options to purchase shares of common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan until a new plan is adopted.

During the three months and six months ended September 30, 2020, 11,000 shares of common stock were cancelled or expired and during the three months and six months ended September 30, 2019, 93,000 options to purchase shares of common stock were cancelled or expired and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of September 30, 2020, the Company had no unvested outstanding options to purchase shares of the Company’s common stock; all outstanding options have expired and no additional compensation expense will be recognized.

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

A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of September 30, 2020 and March 31, 2020, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

7.     Related Party Transactions

See Note 6 “Related Party Transactions” of Form 10-K for the year ended March 31, 2020, as filed with the SEC on June 23, 2020 for a detailed discussion of related party transactions.

On August 3, 2020, AeroGrow entered into a Working Capital Term Loan Agreement in the principal amount of up to $7.5 million and on June 20, 2019 AeroGrow entered in a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  Under both loan agreements, interest is charged at the stated rate of 10% per annum and is paid quarterly in arrears.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” above.

8.     Leases

The Company recognized operation lease ROU assets and lease liabilities based on the present value of remaining minimum lease payments. For the discount rate assumption, the implicit rate was not readily determinable in the Company’s lease agreements. Therefore, the Company used an estimated incremental borrowing rate, in determining the present value of lease payments. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will included the extended term in the calculation of the right-of-use asset and lease liability.

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

September 30, 2020
(in thousands)
Assets
Operating lease ROU	$1,158

Liabilities
Operating lease, current	141
Operating lease, noncurrent	1,129
Total lease liabilities	$1,270

As of September 30, 2020, the weighted average remaining lease term for operating leases was 7 years, and the weighted average discount rate was 10%.

The table below sets forth the future cash payments under such agreements for the remaining years are as follows:

Year Ending	Operating Leases	Financing Leases
	(in thousands)	(in thousands)
March 31, 2021	$131	$7
March 31, 2022	266	-
March 31, 2023	275	-
March 31, 2024	285	-
March 31, 2025	294	-
Thereafter	460	-
Total lease payments	$1,711	$7
Less: amount of lease payments representing interest	(441)	-
Present value of future minimum lease payments	1,270	7
Less: current obligations under leases	(141)	(7)
Long-term lease obligations	$1,129	$-

Rent expense for the three months ended September 30, 2020 and 2019 was $147,000 and $136,000, respectively. Rent expense for the six months ended September 30, 2020 and 2019 was $292,000 and $264,000, respectively.

9.    Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting and the perspective of the chief operating decision maker. The Company has two reportable segments, Retail Sales and Direct-to-Consumers. The Company evaluates performance based on the primary financial measure of contribution margin (“segment profit”), which reflects the income or loss from operations before corporate expenses, non-operating income, net interest expense, and income taxes.  The Company does not have any individually identified assets regarding specific segments as all processes to manufacture products are not different based on segment.

	Three Months Ended September 30, 2020
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,051	$9,259	$-	$14,310
Cost of revenue	3,059	5,344	-	8,403
Gross profit	1,992	3,915	-	5,907
Gross profit percentage	39.4%	42.3%	-	41.3%
Sales and marketing (1)	783	891	159	1,833
Segment profit	1,209	3,024	(159)	28.5
Segment profit percentage	23.9%	32.7%	-	28.5%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A. See Item 2 below.

	Three Months Ended September 30, 2019
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,628	$2,795	$-	$4,423
Cost of revenue	920	2,038	-	2,958
Gross profit	708	757	-	1,465
Gross profit percentage	43.5%	27.1%	-	33.1%
Sales and marketing (1)	110	463	147	720
Segment profit	598	294	(147)	745
Segment profit percentage	36.7%	10.5%	-	16.8%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A. See Item 2 below.

	Six Months Ended September 30, 2020
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$14,107	$16,614	$-	$30,721
Cost of revenue	7,913	9,544	-	17,457
Gross profit	6,194	7,070	-	13,264
Gross profit percentage	43.9%	42.6%	-	43.2%
Sales and marketing (1)	1,857	1,242	372	3,471
Segment profit	4,337	5,828	(372)	1,395
Segment profit percentage	30.7%	35.1%	-	31.9%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A. See Item 2 below

	Six Months Ended September 30, 2019
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$3,530	$5,368	$-	$8,898
Cost of revenue	2,309	3,668	-	5,977
Gross profit	1,221	1,700	-	2,921
Gross profit percentage	34.6%	31.7%	-	32.8%
Sales and marketing (1)	142	1,065	319	1,526
Segment profit	1,079	635	(319)	1,395
Segment profit percentage	30.6%	11.8%	-	15.7%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of the MD&A. See Item 2 below

10.     Subsequent Events

As reported in a Current Report on Form 8-K filed with the SEC on October 8, 2020, the Company entered a non-binding Letter of Intent (“LOI”) with The Scotts Miracle-Gro, dated October 2, 2020, setting forth the terms for a transaction in which Scotts would acquire all of the outstanding shares of Common Stock it does not currently own, subject to the satisfaction of various customary conditions. The LOI provides that the transaction would be structured as a merger pursuant to which the shareholders of AeroGrow other than Scotts would receive consideration of $3.00 per share in cash.

As reported in a Current Report on Form 8-K filed with the SEC on November 12, 2020, AeroGrow International, Inc., a Nevada corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SMG Growing Media, Inc., an Ohio corporation (“Parent”), AGI Acquisition Sub, Inc., a Nevada corporation and direct, wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Purchaser Parties”), and, solely for the purposes stated in Section 6.4 of the Merger Agreement, The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro”), relating to the proposed acquisition of the Company by Parent.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger, and, at the effective time of the Merger (the “Effective Time”) each share of common stock of the Company, par value $0.001 per share (the “Common Stock”) (other than Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)), issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive $3.00 in cash, without interest thereon and subject to any required withholding of taxes (the “Merger Consideration”), and will be cancelled.

Based on the recommendation of the special committee (the “Special Committee”) of the board of directors of the Company (the “Board”), consisting solely of independent and disinterested directors, the Board unanimously (i) adopted and approved the Merger Agreement and the transactions contemplated by the Merger Agreement (including the Merger), (ii) determined the Merger Agreement and the transactions contemplated by the Merger Agreement (including the Merger) to be in the best interests of, and fair to, the Company and its stockholders and (iii) determined the Merger Consideration to be the “fair value” of the Common Stock as of the date of the Merger Agreement, having been determined by the Special Committee’s independent financial advisor and the Special Committee using customary and current valuation concepts and techniques generally employed for similar businesses in the context of a merger and without discounting for lack of marketability or minority status. Stockholders of the Company will be asked to vote on the approval of the Merger Agreement at a special stockholders meeting that will be held on a date to be announced (the “Special Meeting”). The closing of the Merger is subject to, among other conditions, the approval of the Merger Agreement by a majority of the outstanding shares of Common Stock entitled to vote on such matter (the “Company Stockholder Approval”). Purchaser Parties and their respective affiliates currently beneficially own approximately 80% of the Company’s outstanding shares of Common Stock. Approval of the holders of at least a majority of the shares of Common Stock not beneficially owned by the Purchaser Parties and their respective affiliates is not required under Nevada law for the Company to complete the Merger. Consummation of the Merger is not subject to a financing condition.

In addition to the Company Stockholder Approval condition, consummation of the Merger is also subject to various customary conditions, including, but not limited to, the obtainment of any necessary regulatory approvals.

The Company is subject to customary restrictions on its ability to initiate, solicit, propose or knowingly encourage or otherwise knowingly facilitate Acquisition Proposals (as defined in the Merger Agreement) from third parties and to provide any information or data concerning the Company or access to the Company‘s properties, books and records to any person in connection with any Acquisition Proposal or any inquiry, proposal or offer that would reasonably be expected to lead to an Acquisition Proposal, with customary exceptions regarding the Board’s fiduciary duties under applicable law. The Board has recommended that the Company’s stockholders vote to adopt and approve the Merger Agreement and the transactions contemplated thereby (including the Merger), subject to certain customary exceptions regarding the Board’s fiduciary duties under applicable law.

The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement). In addition, subject to certain exceptions and limitations set forth in the Merger Agreement, either party may terminate the Merger Agreement if the Merger is not consummated by March 31, 2021.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (1) to conduct its business in the ordinary course during the period between the Signing Date and the Effective Time, (2) not to engage in certain types of transactions during this period unless agreed to in writing by Parent, (3) to convene and hold the Special Meeting for the purpose of obtaining the Company Stockholder Approval, (4) subject to certain conditions, not to withhold, withdraw, qualify or modify (or publicly propose or resolve to withhold, withdraw, qualify or modify), in a manner adverse to Parent, the recommendation of the Board that the Company’s stockholders vote affirmatively at the Special Meeting to approve the Merger Agreement and the Merger, and (5) to cooperate with Parent to use their respective reasonable best efforts to take or cause to be taken all actions necessary or advisable to obtain any required antitrust approval for the Merger.

The foregoing summary of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is attached as Exhibit 2.1 to this Current Report on Form 8-K and incorporated by reference herein.

The Merger Agreement has been included to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.

Investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

As disclosed in Note 3 above, the proceeds under the SMG Working Capital Term Loan are made available in increments of at least $500,000 with a due date of March 31, 2020.  As of November 9, 2020, the Company had borrowed an aggregate of $3.5 million in principal under the SMG Working Capital Term Loan, a $1.5 million increase over the $2.0 million principal balance as of September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2020 and September 30, 2019.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

On August 3, 2020, the Company entered into a Working Capital Term Loan Agreement in the principal amount of up to $7.5 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, and the Company may pay down and reborrow during the Term Loan, not to exceed $7.5 million with a due date of June 30, 2021.  The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest will be charged at the stated rate of 10% per annum and will be paid, in cash, quarterly in arrears at the end of each September, December, March and June. The funding provides general working capital and is being used to acquire inventory in advance of the Company’s peak selling season for our retail and its direct-to-consumer sales channels.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

As reported in a Current Report on Form 8-K filed with the SEC on October 8, 2020, the Company entered a non-binding Letter of Intent (“LOI”) with The Scotts Miracle-Gro, dated October 2, 2020, setting forth the terms for a transaction in which Scotts would acquire all of the outstanding shares of Common Stock it does not currently own, subject to the satisfaction of various customary conditions. The LOI provides that the transaction would be structured as a merger pursuant to which the shareholders of AeroGrow other than Scotts would receive consideration of $3.00 per share in cash.

As reported in a Current Report on Form 8-K filed with the SEC on November 12, 2020, AeroGrow International, Inc., a Nevada corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SMG Growing Media, Inc., an Ohio corporation (“Parent”), AGI Acquisition Sub, Inc., a Nevada corporation and direct, wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Purchaser Parties”), and, solely for the purposes stated in Section 6.4 of the Merger Agreement, The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro”), relating to the proposed acquisition of the Company by Parent.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger, and, at the effective time of the Merger (the “Effective Time”) each share of common stock of the Company, par value $0.001 per share (the “Common Stock”) (other than Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)), issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive $3.00 in cash, without interest thereon and subject to any required withholding of taxes (the “Merger Consideration”), and will be cancelled.

Results of Operations

Three Months Ended September 30, 2020 and September 30, 2019

Summary Overview

Sales results during the first six months of our fiscal year (April-September), are historically variable and can be impacted by load-in timing before the holiday season, which fluctuates year to year, however, for the current year our sales growth is driven primarily by continued strength of the business, customer acceptance and knowledge of the category, and growing demand for our product and sales to a new account BestBuy. For the three months ended September 30, 2020, total revenue was $14.3 million, an increase of 223.5%, or $9.9 million, relative to the same period in the prior year.  The increase was due to continued sales into the online channels, including Amazon.com, Kohls.com, Canadian Tire and BestBuy, as well as increased interest in indoor gardening, at-home meal preparation and access to healthy, safe and fresh food.  Additionally, sales in our direct-to-consumer channel increased 210.2%, or $3.4 million, primarily due to continued momentum from our general advertising and marketing campaign, and an increase in our established user base.  In addition to our continued momentum from prior periods, as we saw amplified demand in the indoor gardening market from customers seeking healthy, fresh food.

For the three months ended September 30, 2020, total dollar sales of AeroGarden units increased by 269.2% from the prior year period due to increased sales in the retail and direct-to-consumer channels and earlier ordering for programs with existing customers, in advance of the peak holiday season.  Seed pod kit and accessory sales increased by 106.3% over prior year period as our established base of AeroGardeners continues to grow.  AeroGarden sales, net of allowances, represented 76.3% of total revenue, as compared to 62.8% in the prior year period.  This percentage increase, on a product line basis, was attributable to timing of sales to retail accounts, as discussed above.  Seed pod kit and accessory sales increased $1.7 million or 106.3%. As a percent of total sales, seed pod kit and accessory sales decreased to 23.7% from 37.2%, primarily due to a large increase in the purchase of an AeroGarden.

The Company continues to spend advertising dollars in order to strategically build market awareness and enhance initiatives implemented in the prior year. For the fiscal year ending March 31, 2021 (“Fiscal 2021”), we intend to expand consumer awareness of the AeroGrow brand and product line.  During the three months ended September 30, 2020, we incurred $1.6 million in advertising expenditures, a $1.2 million or 278.7% year-over-year increase compared to the prior year period. This was primarily due to an increase in our direct-to-consumer pay-per-click and retail marketing campaigns and expanded digital marketing.  The advertising expenditures were divided as follows:

●

Direct-to-consumer advertising increased $681,000 from $93,000 to $774,000 during the three months ended September 30, 2020, primarily reflecting an increase in spending from pay-per-click and digital display advertising campaigns such as Google Ads and Facebook.  Efficiency, as measured by dollars of direct-to-consumer sales generated per dollar of related advertising expense, decreased to $6.53 for the three months ended September 30, 2020, as compared to $17.50 for the same period in Fiscal 2020.

●

Retail advertising increased $518,000 from $339,000 to $857,000 for the three months ended September 30, 2020 and September 30, 2019, respectively, as the Company continued to invest in driving product awareness through: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. including online retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

Our gross profit percentage for the three months ended September 30, 2020 was 41.3%, up from 33.1% in the prior year period due to higher demand during the COVID pandemic, and increased sales prices, , fewer planned discount programs in our sales channels due to lower inventory levels, and supply chain efficiencies that were not in place in the prior year.

In aggregate, our total operating expenses increased 80.8% or $2.0 million year-over-year, principally as a result of an increase in sales in the current year.  Gross spending fluctuated in the following areas:

●	A $1.2 million increase in advertising costs to promote all sales channels;
●	A $878,000 increase in personnel expenses, primarily due to the calculation on our company-wide incentive that scales as our growth increases and an increase in headcount;
●	A $174,000 increase in legal and consulting expenses, as the Company considers and analyzes strategic alternatives proposed by Scotts Miracle-Gro; and
●	A $78,000 increase in bad debt and depreciation expense.

These increases were partially offset by:

●

A $140,000 decrease in a variety of general operating accounts, including office related expenses, such as repairs and maintenance, telephone, courier fees, and new product testing and development; and

●	A $136,000 decrease in Company-wide travel.

Due to the increased order volume driven by better marketing and earlier load-in orders, and decreased operating expenses as a percentage of revenue, we generated an operating income of $1.3 million for the three months ended September 30, 2020, as compared to operating loss of $1.1 million in the prior year period.

Other expense for the three months ended September 30, 2020 and September 30, 2019 totaled to a net other expense of $53,000 in both periods.  The net other expense is primarily attributable to foreign exchange losses and interest expense on the outstanding loan.

The net income for the three months ended September 30, 2020 increased to $1.3 million, as compared to a loss of $1.1 million in the prior year.  The increase in net income resulted from increases in overall sales in retail accounts, primarily due to more pre-holiday load-in sales to retailers, increased direct-to-consumer sales, along with increased gross margins, and decreased operating expenses as a percentage of revenue.

The following table sets forth, as a total percentage of sales, our financial results for the three months ended September 30, 2020 and the three months ended September 30, 2019:

	Three Months Ended September 30,
	2020	2019
Net revenue
Direct-to-consumer	35.3%	36.8%
Retail	64.3%	61.6%
International	0.4%	1.6%
Total net revenue	100.0%	100.0%

Cost of revenue	58.7%	66.9%
Gross profit percentage	41.3%	33.1%

Operating expenses
Research and development	2.1%	6.3%
Sales and marketing	20.2%	30.9%
General and administrative	9.8%	20.2%
Total operating expenses	32.1%	57.4%
Profit (loss) income from operations	9.2%	(24.3)%

Revenue

For the three months ended September 30, 2020, revenue totaled $14.3 million, a year-over-year increase of 223.5% or $9.9 million, from the three months ended September 30, 2019.

	Three Months Ended September 30, (in thousands)
Net Revenue	2020	2019
Direct-to-consumer	$5,051	$1,628
Retail	9,205	2,725
International	54	70
Total	$14,310	$4,423

Direct-to-consumer sales for the three months ended September 30, 2020 totaled $5.1 million, up $3.4 million or 210.2% from the prior year period.   This increase was caused by continued momentum of growth from prior periods amplified by demand in indoor gardening of customers seeking healthy, fresh food and uncertainties in the food supply chain during COVID-19. We continued driving direct-to-consumer awareness during our non-peak season through our focus on advertising that drives sales, follow-on direct sales to customers that have previously purchased AeroGardens, and continued momentum from general brand awareness campaigns.

Sales to retailer customers for the three months ended September 30, 2020 totaled $9.2 million, up $6.5 million from the prior year period, principally reflecting organic growth in our existing retail accounts, namely Amazon.com, Kohl’s and Canadian Tire, earlier program load-in sales with Woot!, and sales to one new account, Best Buy, in advance of the peak holiday season.  International sales totaled $54,000, down from $70,000 in the prior year period.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended September 30, 2020 and September 30, 2019 is as follows:

	Three Months Ended September 30, (in thousands)
	2020	2019
Product revenue
AeroGardens	$12,565	$3,403
Seed pod kits and accessories	3,393	1,644
Discounts, allowances and other	(1,648)	(624)
Total	$14,310	$4,423
% of total revenue
AeroGardens	87.8%	76.9%
Seed pod kits and accessories	23.7%	37.2%
Discounts, allowances and other	(11.5)%	(14.1)%
Total	100.0%	100.0%

AeroGarden sales increased $9.2 million, or 269.2%, from the prior year period, reflecting: (i) increased retail channel sales as the AeroGarden gained customer acceptance from new and existing customers, primarily Amazon.com, Kohl’s, Woot! and BestBuy.com; (ii) increased sales in Direct-to-consumer channels; and (iii) continued focus on specific advertising, including pay-per-click, and general awareness campaigns toward the general population, which informed buyers about our products.  The increase in seed pod kit and accessory sales, from $1.6 million to $3.4 million, principally reflects the overall increase in our established base of AeroGardens and sales to retail customers at brick-and-mortar stores.  For the three months ended September 30, 2020, sales of seed pod kits and accessories represented 23.7% of total revenue, as compared to 37.2% in the prior year period, as a result of the significant increase in the AeroGarden retail sales in the current year.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of the total to (11.5)% from (14.1)% in the prior year period, due to lower estimated returns and select and more effective use of discounts for in-store retail accounts.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2020 totaled $8.4 million, an increase of $5.4 million from the three months ended September 30, 2019, due to increased sales volume.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 58.7% of revenue as compared to 66.9% for the quarter ended September 30, 2019.  The decrease in costs as a percent of revenue was primarily due to increases in sales prices as we offered fewer discounts, as well as realizing efficiencies and economies of scale in the supply chain. In the prior year, we generated a disproportionate amount of sales related to specific deals, such as Amazon’s Prime Day, which typically have compressed margins, one-time fees related to establishing a new warehouse location, and additional warehouse fees for product preparation, which did not occur in the current period.

Gross Profit

Our gross profit varies based upon the factors affecting net revenue and cost of revenue (as discussed above), as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  As a result, international sales generally have lower gross margins and retailer margins will fluctuate with changes in programs designed to drive sales.  The gross profit percentage for the quarter ended September 30, 2020 was 41.3% as compared to 33.1% for the quarter ended September 30, 2019.  The increase in our gross profit was primarily attributable to the changes to our customer and product mix within both the retail and direct-to-consumer, driving sales without as much discounting, higher sales and resulting economies of scale. Additionally, in the prior year we experienced several supply chain and warehouse issues that caused friction and increased costs.

Research and Development

Research and development costs for the quarter ended September 30, 2020 totaled $294,000, an increase of $18,000 from the quarter ended September 30, 2019.  The increase reflects a $79,000 in personnel expenses due to greater headcount and a company-wide incentive program that scales with increased growth, partially offset by decreased travel and expenses related to new product development product testing and certifications.

Sales and Marketing

Sales and marketing costs for the three months ended September 30, 2020 totaled $2.9 million, as compared to $1.4 million for the three months ended September 30, 2019, an increase of 111.0%, or $1.5 million.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Three Months Ended September 30, (in thousands)
	2020	2019
Advertising	$1,636	$432
Personnel	972	494
Sales commissions	12	14
Trade shows	-	1
Market research	13	94
Travel	2	90
Media production and promotional products	18	22
Quality control and processing fees	69	50
Other	166	172
	$2,888	$1,369

Advertising expense is principally comprised of the costs of development, production, printing and postage for catalogue mailing, web media costs for search and affiliate web marketing programs, and developing and employing other forms of advertising. Each of these are key components of our integrated marketing strategy that aims to build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  Advertising expense totaled $1.6 million for the quarter ended September 30, 2020, a year-over-year increase of 278.7%, or $1.2 million, due to an increase in spending on pay-per click advertising, including keyword search campaigns, general marketing and advertising campaigns and web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended September 30, 2020, personnel costs for sales and marketing were $972,000, up $477,000 or 96.6% from the three months ended September 30, 2019.  The increase reflected the company-wide incentive program estimate, which is based on a comparison of current year and prior year sales, the creation of new retail support roles and a related increase in employee benefits for those employees. Personnel expenses include all related payroll expenses, including incentive programs, salaries, bonuses and employee benefits.

Other marketing expenses decreased year-over-year principally because of decreases in travel and fewer market research programs.

General and Administrative

General and administrative costs for the three months ended September 30, 2020 totaled $1.4 million, as compared to $893,000 for the three months ended September 30, 2019, an increase of 57.4%, or $513,000.  The increase was primarily attributable to increased salaries and wages attributable to a company-wide incentive program that scales with sales growth, consulting and legal fees and IT services as we expand our web based experience and bad debt and depreciation expenses, partially offset by decreases in travel expenses and general office categories including repairs and maintenance.

Operating Income and Loss

Our operating income for the three months ended September 30, 2020 was $1.3 million, an increase of $2.4 million from the operating loss of $1.1 million for the three months ended September 30, 2019.  The increased income reflected higher sales in all channels and gross margins, as discussed in greater detail above.

Net Income and Loss

For the three months ended September 30, 2020, we recorded a net income of $1.3 million as compared to a net loss of $1.1 million for the three months ended September 30, 2019.

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

	Three Months Ended September 30, 2020
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$5,051	$9,259	$-	$14,310
Cost of revenue	3,059	5,344	-	8,403
Gross profit	1,992	3,915	-	5,907
Gross profit percentage	39.4%	42.3%	-	41.3%
Sales and marketing (1)	783	891	159	1,833
Segment profit	1,209	3,024	(159)	28.5
Segment profit percentage	23.9%	32.7%	-	28.5%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Three Months Ended September 30, 2019
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$1,628	$2,795	$-	$4,423
Cost of revenue	920	2,038	-	2,958
Gross profit	708	757	-	1,465
Gross profit percentage	43.5%	27.1%	-	33.1%
Sales and marketing (1)	110	463	147	720
Segment profit	598	294	(147)	745
Segment profit percentage	36.7%	10.5%	-	16.8%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Six Months Ended September 30, 2020 and September 30, 2019

Summary Overview

Sales results during the first six months of our fiscal year (April-September), are historically variable and can be impacted by the timing of load-in sales in advance of the peak holiday season, which fluctuates year to year. In certain years there are also differences due to timing of load-in of holiday stock sales at many retail accounts as these customers will take load-in orders as early or later as they had in the prior year. Retail sales results in advance of the holiday peak season have historically fluctuated between the first six months of our fiscal year (April-September) and the first nine months of the year (April-December).  However, for the current year our sales growth is driven primarily by continued strength of the business, customer acceptance and knowledge, growing demand for our product, increased interest during the pandemic in indoor gardening, at-home meal preparation and access to fresh, safe food sources, and sales to a new account BestBuy.

For the six months ended September 30, 2020, total revenue was $30.7 million, up 245.3%, or $21.8 million, relative to the same period in the prior year.  The increase was primarily due to continued sales into the existing online channels, including Amazon.com, Kohls.com, HomeDepot.com, Woot!, sales to new accounts, including BestBuy.com, as well as increased enthusiasm about indoor gardening and healthy, safe and fresh food.   In addition to the increase in retail sales, sales in our direct-to-consumer channels increased by 299.6%, or $10.6 million, primarily due to more visibility and continued momentum from our general advertising and marketing campaign, increased user base and our increased visibility, continued momentum from prior periods, and amplified demand in the indoor gardening market from customers seeking healthy, fresh food.

For the six months ended September 30, 2020, total sales of AeroGarden units increased by 244.1% from the prior year period and seed pod kit and accessory sales increased by 208.5% over prior year period.  AeroGarden sales, net of allowances, represented 66.6% of total revenue, as compared to 62.6% in the prior year period.  This percentage increase, on a product line basis, was attributable to a growth in existing customer accounts, and to a lesser extent the timing of load-in programs in advance of the peak holiday season, as discussed above. Total dollar sales of seed pod kits and accessories increased by $6.9 million or 208.5%. As a percentage of total sales, seed pod kit and accessory sales decreased from 37.4% in the prior year period to 33.4%, primarily as a result of the increase in the amount of AeroGarden sales.

During the six months ended September 30, 2020, we spent $3.0 million in advertising expenditures, a year-over-year increase of $2.0 million, or 214.1%, compared to the same period ended September 30, 2019. These expenditures were divided as follows:

●

Direct-to-consumer advertising increased $1.6 million to $1.8 million during the six months ended September 30, 2020, primarily reflecting increases in specific pay-per-click advertising geared toward the direct-to-consumer customer base and direct advertising campaigns.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense decreased to $7.89 for the six months ended September 30, 2020, as compared to $18.80 for the same period in Fiscal 2020.

●

Retail advertising increased to $1.2 million for the six months ended September 30, 2020 from $756,000 for the six months ended September 30, 2019, as we invested in: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our retail housewares channel, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in online retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

Our gross profit for the six months ended September 30, 2020, was 43.2%, up from 32.8% in the prior year period.  The increase in the gross profit percentage is due to increased demand and sales volume to higher margin customers, fewer planned discount programs in our sales channels due to lower inventory levels, economies of scales and supply chain efficiencies that were not in place in the prior year. The prior year included several one-time fees related to set up of a new warehouse to serve select retail customers.

In aggregate, our total operating expenses increased 83.9%, or $4.2 million, year-over-year, principally to support new revenue growth, including the following:

●	a $2.0 million increase in advertising costs to promote all sales channels;
●	a $1.8 million increase in personnel expenses primarily driven by our company-wide incentive program that scales as our growth increases and an increase in headcount to support higher sales volume;

●	a $330,000 increase in legal and consulting expenses related to the consideration and analysis of strategic alternatives posed by Scotts Miracle-Gro; and
●	a $249,000 increase in bad debt and depreciation expense.

These increases were partially offset by a $247,000 decrease in company-wide travel. Our operating income increased $6.1 million to $4.0 million for the six months ended September 30, 2020, from an operating loss of $2.1 million in the prior year period, primarily as a result of increased sales with existing customers, sales to new customers, decreased operating expenses as a percentage of revenue and increased margins.

Other expense for the six months ended September 30, 2020 totaled to a net other expense of $73,000, as compared to net other expense of $59,000 in the prior year period.  The current year other expense is attributable to an increase in foreign exchange losses and interest expense on the outstanding loans.  In the prior year period, net other expense was primarily attributable to interest expense, offset by foreign exchange gains.

The net income for the six months ended September 30, 2020 was $3.9 million, as compared to the $2.2 million loss in the prior year.  The increased net income is due to increases in overall sales, for both retail accounts direct-to-consumer sales, along with increased gross margins, and decreased operating expenses as a percentage of revenue.

The following table sets forth, as a total percentage of sales, our financial results for the six months ended September 30, 2020, and the six months ended September 30, 2019:

	Six Months Ended September 30,
	2020	2019
Net revenue
Direct-to-consumer	45.9%	39.7%
Retail	53.3%	58.1%
International	0.8%	2.2%
Total net revenue	100.0%	100.0%

Cost of revenue	56.8%	67.2%
Gross profit	43.2%	32.8%

Operating expenses
Research and development	1.9%	5.5%
Sales and marketing	18.6%	31.1%
General and administrative	9.7%	20.1%
Total operating expenses	30.2%	56.7%
Income (loss) income from operations	13.0%	(23.9)%

Revenue

For the six months ended September 30, 2020, revenue totaled $30.7 million, a year-over-year increase of 245.3% or $21.8 million, from the six months ended September 30, 2019.

	Six Months Ended September 30, (in thousands)
Net Revenue	2020	2019
Direct-to-consumer	$14,107	$3,530
Retail	16,385	5,168
International	229	200
Total	$30,721	$8,898

Direct-to-consumer sales for the six months ended September 30, 2020, totaled 14.1 million, up $10.6 million or 299.6%, from the prior year period. This increase was caused by continued momentum of growth from prior periods amplified by demand in indoor gardening of customers seeking healthy, fresh food and uncertainties in the food supply chain during COVID-19. We continued driving direct-to-consumer awareness during our non-peak season through our focus on advertising that drives increased direct-to-consumer awareness, better promotional scheduling, follow-on direct sales to customers that have previously purchased AeroGardens, and continued momentum from general brand awareness campaigns.

Sales to retailer customers for the six months ended September 30, 2020, totaled $16.4 million, up $11.2 million, or 217.0%, from the prior year period, principally reflecting: (i) organic growth in our existing retail accounts, namely Amazon.com, Kohl’s and Canadian Tire; (ii) earlier program load-in with Woot!; and (iii) sales to one new account, Best Buy, all of which began in advance of the peak holiday season. Historically, load-in sales in advance of the peak holiday season to both online and brick-and-mortar stores vary between this quarter and the next quarter.

International sales for the six months ended September 30, 2020, totaled $229,000, an increase of $29,000 from the prior year period.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the six months ended September 30, 2020 and September 30, 2019 is as follows:

	Six Months Ended September 30,
	2020	2019
Product revenue	(in thousands)	(in thousands)
AeroGardens	$23,429	$6,809
Seed pod kits and accessories	10,259	3,325
Discounts, allowances and other	(2,967)	(1,236)
Total	$30,721	$8,898
% of total revenue
AeroGardens	76.3%	76.5%
Seed pod kits and accessories	33.4%	37.4%
Discounts, allowances and other	(9.7)%	(13.9)%
Total	100.0%	100.0%

AeroGarden sales increased $16.6 million, or 244.1%, from the prior year period, reflecting an increase in the organic growth from existing customers, demand of customers seeking healthy, safe gardening items and sales of AeroGardens in our direct-to-consumer channel.  The increase in seed pod kit and accessory sales, which increased by $6.9 million, or 208.5%, principally reflects the continued focus on acquiring new AeroGarden customers, who have historically purchased seed pod kits and accessories after purchasing and using new AeroGardens.  For the six months ended September 30, 2020, sales of seed pod kits and accessories represented 33.4% of total revenue, as compared to 37.4% in the prior year period.  The percentage decrease is due to the relatively larger increase in AeroGarden purchases.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of the total to (9.7)% from (13.9)% in the prior year period due to lower retail sales estimated returns, deductions for sales allowances and future discounts for in-store retail accounts.

Cost of Revenue

Cost of revenue for the six months ended September 30, 2020 totaled $17.5 million, an increase of $11.5 million, from the six months ended September 30, 2019, due to increased sales volume.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and the shipping of products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue represented 56.8% of revenue as compared to 67.2% for the prior year period.

Gross Profit

Our gross profit varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  As a result, retail and international sales generally have lower gross profits than direct-to-consumer sales.  The gross profit for the six months ended September 30, 2020, was 43.2% as compared to 32.8% for the six months ended September 30, 2019.  The increase in our gross profit percentage was primarily due to changes in customer demand and product mix within both the retail and direct-to-consumer channels, driving sales without as much discounting, higher overall sales volume and economies of scale in our supply chain.

Research and Development

Research and development costs for the six months ended September 30, 2020, totaled $595,000, an increase of 22.3%, or $108,000, from the six months ended September 30, 2019.  The increase reflects increases in personnel expenses for new employees and a company-wide incentive program that scales with growth in sales, partially offset by decreases in travel, new product testing and certifications.

Sales and Marketing

Sales and marketing costs for the six months ended September 30, 2020, totaled $5.7 million, as compared to $2.8 million for the six months ended September 30, 2019, an increase of 105.7%, or $2.9 million.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and sales order processing for our products, and consisted of the following:

	Six Months Ended September 30, (in thousands)
	2020	2019
Advertising	$2,967	$944
Personnel	2,029	985
Sales commissions	60	23
Trade shows	-	1
Market research	105	145
Travel	4	156
Media production and promotional products	19	29
Quality control and processing fees	139	82
Other	380	407
	$5,703	$2,772

Advertising expense totaled $3.0 million for the six months ended September 30, 2020, a year-over-year increase of 214.1%, or $2.0 million, primarily due to increased spending on general brand awareness advertising and marketing, promotional programs within our retail channel, email campaigns, and pay-per click advertising.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the six months ended September 30, 2020, personnel costs for sales and marketing were $2.0 million, up from $985,000 for the six months ended September 30, 2019, an increase of 106.0%.  The increase primarily reflected the company-wide incentive program that scales with growth in sales, the creation of new retail support roles and a related increase in employee benefits for those employees.  Personnel expenses include all related payroll expenses, including incentive programs, bonuses and employee benefits.

Other marketing expenses decreased year-over-year due to decreased travel and fewer market research and retailer marketing programs.

General and Administrative

General and administrative costs for the six months ended September 30, 2020, totaled $3.0 million, as compared to $1.8 million for the six months ended September 30, 2019, an increase of 66.7%, or $1.2 million.  The increase is attributable to increases in: (i) salaries and wages including the company-wide incentive program that scales with sales growth; (ii) consulting and legal fees associated with consideration and analysis of strategic alternatives intended to maximize shareholder value; (iii) IT services as we expand our web based experience; and (iv) bad debt and depreciation expense. These increases were partially offset by decreases in a Company-wide travel.

Operating Income and Loss

Operating income for the six months ended September 30, 2020 was $4.0 million, an increase of $6.1 million from the operating loss of $2.1 million for the six months ended September 30, 2019.  The increase in operating income was attributable to increase sales in the retail and direct-to-consumer sales channels, increased gross margin and economies of scale, which resulted in a reduction in operating expenses as a percentage of revenue.

Net Income and Loss

The net income for the six months ended September 30, 2020 was $3.9 million, as compared to a $2.2 million net loss in the prior-year period as discussed above.

Segment Results

We report our segment information in the same way that management assesses the business and makes decision regarding the allocations of resources

	Six Months Ended September 30, 2020
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$14,107	$16,614	$-	$30,721
Cost of revenue	7,913	9,544	-	17,457
Gross profit	6,194	7,070	-	13,264
Gross profit percentage	43.9%	42.6%	-	43.2%
Sales and marketing (1)	1,857	1,242	372	3,471
Segment profit	4,337	5,828	(372)	1,395
Segment profit percentage	30.7%	35.1%	-	31.9%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

	Six Months Ended September 30, 2019
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$3,530	$5,368	$-	$8,898
Cost of revenue	2,309	3,668	-	5,977
Gross profit	1,221	1,700	-	2,921
Gross profit percentage	34.6%	31.7%	-	32.8%
Sales and marketing (1)	142	1,065	319	1,526
Segment profit	1,079	635	(319)	1,395
Segment profit percentage	30.6%	11.8%	-	15.7%

(1) Sales and marketing includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section.

Liquidity and Capital Resources

After adjusting the net income for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $5.9 million for the six months ended September 30, 2020, as compared to cash used of $4.7 million in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt allowances, accretion of debt associated with sale of intellectual property and inventory allowances, totaled to a net gain of $740,000 for the six months ended September 30, 2020, as compared to a net gain of $331,000 in the prior year period.  The increase reflected charges arising from all non-cash expense categories.

Changes in current assets used net cash of $13.7 million during the six months ended September 30, 2020, principally from increases in inventory, prepaid and deposit balances as we ramp up for our peak sales season, which historically begins in the second and third fiscal quarter.

As of September 30, 2020, the total inventory balance was $12.8 million, representing approximately 128 days of sales activity, and 140 days of sales activity, at the average daily rate of product cost expensed during the twelve months and three months ended September 30, 2020, respectively.  The three months’ days in inventory calculation is based on the three months of sales activity and can be greatly impacted by the seasonality of our sales, which have historically been at their highest level during the quarter ending December 31.  The twelve months’ days in inventory calculation is based on the twelve months of sales activity and is less impacted by the seasonality of our sales.

Current operating liabilities increased $3.1 million during the six months ended September 30, 2020, principally because of an increase in accounts payable.  Accounts payable as of September 30, 2020, totaled $6.6 million, representing approximately 45 days of daily expense activity, and 47 days of daily expense activity, at the average daily rate of expenses incurred during the twelve months and three months ended September 30, 2020, respectively.

Net investment activity used $1.2 million of cash in the current year period, principally due to purchases of equipment as we change supply manufacturers and introduce new products.

Net financing activity provided net cash of $2.0 million during the six months ended September 30, 2020, principally due to the Term Loan and payments on the capital lease.

Cash

As of September 30, 2020, we had a cash balance of $3.8 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $9.1 million as of March 31, 2020, of which $15,000 was restricted.  The decrease in cash is primarily attributable to the purchase of inventory in the current quarter to meet peak season sales demand, particularly current period load-in sales with new and expanded brick-and-mortar retail customers.

Borrowing Agreements

As of September 30, 2020 and March 31, 2020, we have $2.9 million and $900,000, respectively, of outstanding long-term debt. We have entered into a Working Capital Term Loan Agreement in the principal amount of up to $7.5 million and Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro. As of September 30, 2020 and March 31, 2020, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	September 30, 2020	March 31, 2020
	(in thousands)	(in thousands)
Notes payable and debt-related party	$2,915	$915
Total debt	2,915	915
Less current portion – long term debt	2,015	15
Long term debt	$900	$900

After September 30, 2020, we borrowed an additional $1.5 million under the Working Capital Term Loan, bringing the total principal amount due under both loans to $4.4 million.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

●	our cash of $3.8 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of September 30, 2020;
●	our cash of $2.8 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of November 9, 2020;
●

the continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Working Capital Term Loan of up to $7.5 million and Real Estate Term Loan of up to $1.5 million, both from Scotts Miracle-Gro, of which we had borrowed an aggregate of approximately $2.9 million and $4.4 million of the combined $9.0 million in principal amount as of September 30, 2020 and November 9, 2020, respectively;

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

On August 3, 2020, the Company entered into a Working Capital Term Loan Agreement in the principal amount of up to $7.5 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, the Company may pay down and reborrow during the Term Loan, not to exceed $7.5 million with a due date of June 30, 2021.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum to be paid quarterly in arrears in cash, at the end of each September, December, March and June.  The funds provide general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  We have borrowed an aggregate $3.5 million as of November 9, 2020 and can reborrow amounts repaid against the $7.5 million loan in order to purchase inventory during our peak selling season.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The funding provides capital to fund real estate related lease obligations. The proceeds will be made available as needed in increments of $100,000 not to exceed $1.5 million with a due date of March 31, 2022. Interest will be charged at the stated rate of 10% and will be paid quarterly in arrears on each of April 30, July 31, October 31 and January 31. As of September 30, 2020, the Company had borrowed $900,000 under the Real Estate Term Loan. See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

Based on these facts and assumptions, we believe our existing cash and cash equivalents, along with the Term Loan Agreement and the cash generated by our anticipated results from operations, will be sufficient to meet our operating needs for the next twelve months.

Results of Operations

There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

●	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customers;
●	uncertainty regarding the impact of macroeconomic conditions, including the COVID pandemic, on consumer spending;
●	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations;
●	the seasonality of our business, in which we have historically experienced higher sales volume during the fall and winter months (September through March);
●	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China;
●	the success of our relationship with Scotts Miracle-Gro, and
●	uncertainty of appropriate exit strategies with retail customers regardless of the contractual obligations.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended September 30, 2020.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report and the risk factors noted below, you should also carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

The announcement and pendency of the Merger may have an adverse effect on our business, financial condition, operating results and cash flows.

On November 11, 2020, we entered into the Merger Agreement with Parent, Merger Sub, and, solely for the purposes stated in Section 6.4 of the Merger Agreement, Scotts Miracle-Gro, relating to the proposed acquisition of the Company by Parent. Upon consummation of the Merger pursuant to the Merger Agreement, the Company will continue as the surviving corporation as a direct, wholly-owned subsidiary of Parent and an indirect, wholly-owned subsidiary of Scotts Miracle-Gro.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of the Company’s common stock (other than Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)), issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive $3.00 in cash, without interest thereon and subject to any required withholding of taxes, and will be cancelled.

Uncertainty about the effect of the proposed Merger on our employees, partners, customers and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger, and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Merger and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and generally restricts us from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.

The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.

Completion of the Merger is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the requirement that the Merger Agreement and the transactions contemplated thereby (including the Merger) be approved by a majority of the outstanding shares of our common stock entitled to vote on such matter at the Special Meeting.

The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. These conditions will be more fully described in the Company’s proxy statement on Schedule 14A related to the Merger and the Special Meeting to be filed with the Securities and Exchange Commission (the “Proxy Statement”).  We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of stock.

If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed.

Furthermore, if the Merger is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

●	we would have incurred significant costs in connection with the Merger that we would be unable to recover;
●	we may be subject to negative publicity or be negatively perceived by the investment or business communities;
●	we may be subject to legal proceedings related to any delay or failure to complete the Merger;

●     any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the Merger is not consummated; and

●     we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Merger, if the Merger is not consummated.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit or knowingly encourage, or engage in discussions or negotiations with respect to, or provide non-public information in connection with, a proposal from a third party with respect to an alternative transaction. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay. Additional information regarding these restrictions will be provided in the Proxy Statement.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe and may result in substantial costs to us.

Lawsuits may be filed against us, our board of directors or other parties to the Merger Agreement, challenging our acquisition by Parent or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of certain orders or laws enjoining, preventing or otherwise prohibiting, restraining or making unlawful the consummation of the Merger and the other transactions contemplated by the Merger Agreement. As such, if the plaintiffs in any such potential lawsuits are successful in obtaining an injunction prohibiting us from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 11, 2020, by and among AeroGrow International, Inc., SMG Growing Media, Inc., AGI Acquisition Sub, Inc. and solely for the purposes stated in Section 6.4, The Scotts Miracle-Gro Company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed November 12, 2020)
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.7	Certificate of Amendment to Articles of Incorporation, certified May 3, 2010 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q, filed August 12, 2010)
3.8	Certificate of Amendment to Articles of Incorporation, dated May 1, 2012 (incorporated by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q, filed August 10, 2012)
3.9	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)
3.10	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)
3.11	Amendment No. 2 to Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed April 23, 2013)
4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.2	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)
10.1	Term Loan and Security Agreement by and among AeroGrow and The Scotts Company, LLC, dated August 3, 2020 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed August 7, 2020)
10.2	Fourth Amendment to the Technology License Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed July 11, 2018)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: November 16, 2020	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer

Date: November 16, 2020	/s/Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)