Form 10-Q
period 2020-12-31
AeroGrow International, Inc.
filed 2021-02-16
CIK 1316644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of issuer’s common stock outstanding as of February 8, 2021:  34,328,036

AeroGrow International, Inc.

FORM 10-Q REPORT

December 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AEROGROW INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	December 31, 2020	March 31, 2020
(in thousands, except share and per share data) ASSETS	(Unaudited)	(Derived from Audited Statements)
Current assets
Cash	$13,636	$9,046
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $823 and $376 at December 31, 2020 and March 31, 2020, respectively	15,155	3,422
Other receivables	571	257
Inventory, net	11,593	4,788
Prepaid expenses and other	2,888	1,392
Total current assets	43,858	18,920
Property and equipment and intangible assets, net of accumulated depreciation of $5,962 and $5,467 at December 31, 2020 and March 31, 2020, respectively	2,224	1,229
Operating lease right-of-use	1,121	1,229
Deposits	555	669
Total assets	$47,758	$22,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,102	$2,332
Accounts payable related party	2,170	2,396
Accrued expenses	7,844	2,308
Finance lease liability	-	29
Notes payable related party-current portion	6,515	-
Debt associated with sale of intellectual property-current portion	10	17
Operating lease liability-current portion	146	58
Total current liabilities	24,787	7,140
Long term liabilities
Notes payable related party	900	900
Operating lease liability	1,090	1,201
Other liability	-	297
Total liabilities	26,777	9,538
Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value, 750,000,000 shares authorized, 34,328,036 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	34	34
Additional paid-in capital	140,817	140,817
Accumulated deficit	(119,870)	(128,342)
Total stockholders’ equity	20,981	12,509
Total liabilities and stockholders’ equity	$47,758	$22,047

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
(in thousands, except per share data)	2020	2019	2020	2019
Net revenue	$38,367	$18,526	$69,088	$27,424
Cost of revenue	22,594	12,001	40,051	17,978
Gross profit	15,773	6,525	29,037	9,446

Operating expenses
Research and development	454	308	1,049	794
Sales and marketing	7,860	3,780	13,563	6,553
General and administrative	2,751	1,230	5,731	3,017
Total operating expenses	11,065	5,318	20,343	10,364

Profit (loss) from operations	4,708	1,207	8,694	(918)

Other expense, net
Interest expense – related party	(136)	(137)	(184)	(191)
Other expense, net	(14)	(4)	(38)	(9)
Total other expense, net	(150)	(141)	(222)	(200)

Net income (loss)	$4,558	$1,066	$8,472	$(1,118)

Net income (loss) per share, basic and diluted	$0.13	$0.03	$0.25	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	34,328	34,328	34,328	34,328

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three months ended December 31, 2020
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, September 30, 2020	-	$-	34,328,036	$34	$140,817	$(124,428)	$16,423
Net income	-	-	-	-	-	4,558	4,558
Balances, December 31, 2020	-	$-	34,328,036	$34	$140,817	$(119,870)	$20,981

	Three months ended December 31, 2019
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, September 30, 2019	-	$-	34,328,036	$34	$140,817	$(130,583)	$10,268
Net income	-	-	-	-	-	1,066	1,066
Balances, December 31, 2019	-	$-	34,328,036	$34	$140,817	$(129,517)	$11,334

	Nine months ended December 31, 2020
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, March 31, 2020	-	$-	34,328,036	$34	$140,817	$(128,342)	$12,509
Net income	-	-	-	-	-	8,472	8,472
Balances, December 31, 2020	-	$-	34,328,036	$34	$140,817	$(119,870)	$20,981

	Nine months ended December 31, 2019
					Additional		Total
(in thousands,	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, March 31, 2019	-	$-	34,328,036	$34	$140,817	$(128,399)	$12,452
Net (loss)	-	-	-	-	-	(1,118)	(1,118)
Balances, December 31, 2019	-	$-	34,328,036	$34	$140,817	$(129,517)	$11,334

See accompanying notes to the condensed financial statements.

AEROGROW INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$8,472	$(1,118)
Adjustments to reconcile net income (loss) to cash (used) by operations:
Depreciation and amortization expense	499	456
Amortization of lease liability and right of use asset	85	46
Bad debt expense	591	293
Inventory allowance	74	5
Accretion of debt associated with sale of intellectual property	(14)	(19)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(12,324)	(3,925)
(Increase) decrease in other receivable	(314)	31
(Increase) decrease in inventory	(6,879)	1,145
(Increase) in prepaid expenses and other	(1,496)	(1,232)
Decrease (increase) in deposits	114	(730)
Increase in accounts payable and accounts payable related party	5,544	2,047
Increase in accrued expenses and other liability	5,246	847
Increase in accrued interest-related party	15	15
(Decrease) in customer deposits	-	(57)
Net cash (used) by operating activities	(387)	(2,196)
Cash flows from investing activities:
Purchases of equipment	(1,494)	(634)
Net cash (used) by investing activities	(1,494)	(634)
Cash flows from financing activities:
Proceeds from notes payable-related party	6,500	5,400
Repayment of notes payable-related party	-	(2,000)
Repayment of capital lease	(29)	(33)
Net cash provided by financing activities	6,471	3,367
Net increase in cash	4,590	537
Cash, cash equivalents and restricted cash, beginning of period	9,061	1,756
Cash, cash equivalents and restricted cash, end of period	$13,651	$2,293

See supplemental disclosures below and the accompanying notes to the condensed financial statements.

Continued from previous page

	Nine Months Ended December 31, (in thousands)
	2020	2019
Cash paid during the year for:
Interest-related party	$183	$136
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Initial recognition of right-of-use asset (Note 8)	$-	$805
Initial lease liability arising from right-of-use asset (Note 8)	$-	$805

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

Scotts Miracle-Gro Merger

As reported in a Current Report on Form 8-K filed with the SEC on November 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SMG Growing Media, Inc., an Ohio corporation (“Parent”), AGI Acquisition Sub, Inc., a Nevada corporation and direct, wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Purchaser Parties”), and, solely for the purposes stated in Section 6.4 of the Merger Agreement, The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro”), relating to the proposed acquisition of the Company by Parent.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger, and, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock (other than Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)), issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive $3.00 in cash, without interest thereon and subject to any required withholding of taxes (the “Merger Consideration”), and will be cancelled.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2020, the results of operations for the three- and nine–month periods ended December 31, 2020 and 2019, and the cash flows for the nine–month periods ended December 31, 2020 and 2019. The results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the expected results of operations for the fiscal year ended March 31, 2021 (“Fiscal 2021”) or any future period. In this regard, the Company’s business has historically been highly seasonal, with approximately 60.6% of revenues in the fiscal year ended March 31, 2020 (“Fiscal 2020”) occurring in the five consecutive calendar months of September through January.   During the nine-month period ended December 31, 2020, the Company has further expanded its distribution channels and invested in necessary inventory and overhead in anticipation of the Fiscal 2021 peak sales season.  The balance sheet as of March 31, 2020 is derived from the Company’s audited financial statements.

Liquidity

Sources of funding to meet prospective cash requirements during Fiscal 2021 include the Company’s existing cash balances, cash flow from operations, and borrowings under the Company’s debt arrangements as discussed in Note 3.  We may need to seek additional debt or equity capital, however, to address the seasonal nature of our working capital needs, to enable us to increase the scale of our business and provide a cash reserve against contingencies.  There can be no assurance we will be able to raise additional capital.

On August 3, 2020, the Company renewed a Working Capital Term Loan Agreement in the principal amount of up to $7.5 million with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”).  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” below

Significant Accounting Policies

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

Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common stock equivalents (e.g., convertible securities, options, and warrants) as if such securities had been converted into common stock at the beginning of the periods presented. As of December 31, 2020 the Company did not have any dilutive securities. Securities that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS include: employee stock options to purchase zero and 11,000 shares of common stock for the period ended December 31, 2020; and December 31, 2019, respectively.

Concentrations of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash:

The Company maintains cash depository accounts with financial institutions.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of December 31, 2020 and two institutions as of March 31, 2020.  The Company has not historically incurred any losses related to these deposits.  The financial institutions are highly rated, financially sound and the risk of loss is minimal.

Customers and Accounts Receivable:

For the three months ended December 31, 2020, the Company had one customer, Amazon.com, which represented 27.2% of the Company’s net revenue. For the three months ended December 31, 2019, the Company had two customers, Amazon.com and Woot.com, which represented 30.2% and 12.5%, respectively, of the Company’s net revenue. For the nine months ended December 31, 2020, the Company had one customer, Amazon.com that represented 33.2% of the Company’s net revenue. For the nine months ended December 31, 2019, the Company had one customer, Amazon.com that represented 35.8% of the Company’s net revenue.

As of December 31, 2020, the Company had two customers, Amazon.com and Kohl’s, which represented 34.6% and 15.7%, respectively, of the Company’s outstanding accounts receivable.  As of March 31, 2020, three customers, Amazon.com, Amazon.ca and Bed, Bath and Beyond, represented 39.9%, 20.7% and 10.4%, respectively, of outstanding accounts receivable.  The Company believes that all receivables from these customers are collectible.

Suppliers:

For the three months ended December 31, 2020, the Company purchased inventories and other inventory-related items from one supplier totaling $10.6 million. For the three months ended December 31, 2019, the Company purchased inventory and other inventory-related items from one supplier totaling $4.2 million. For the nine months ended December 31, 2020, the Company purchased inventories and other inventory-related items from one supplier totaling $26.7 million. For the nine months ended December 31, 2019, the Company purchased inventories and other inventory-related items from one supplier totaling $10.5 million. The purchase of inventories and other inventory-related items is tied to anticipated timing and amount of sales for our highly seasonal business and payment terms with our suppliers.

The Company’s primary contract manufacturers are located in China.  As a result, the Company may be subject to political, currency, regulatory, transportation/shipping, third-party labor, spread and virulence of diseases, such as the global COVID-19 pandemic and weather/natural disaster risks.  Although the Company believes alternate sources of manufacturing could be obtained, any potential loss of supply could have an adverse impact on operations especially in the short term.

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

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses, and notes payable related party approximates their fair value at December 31, 2020 and March 31, 2020 due to the relatively short-term nature of these instruments.

The Company’s intellectual property liability carrying value was determined by utilizing Level 3 inputs.  As discussed below in Notes 3 and 4, this liability was incurred in conjunction with the Company’s strategic alliance with Scotts Miracle-Gro.  As of December 31, 2020 and March 31, 2020, the fair value of the Company’s sale of the intellectual property liability was estimated using the discounted cash flow method, which is based on expected future cash flows, discounted to present value using a discount rate of 15%.  As of December 31, 2020, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells its products to retailers and directly to consumers. Direct-to-consumer transactions are primarily paid by credit card.  Retailer sales terms vary by customer, but generally range from net 30 days to net 60 days.  Accounts receivable are reported at net realizable value and net of the allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s allowance estimate is based on a review of the current status of trade accounts receivable, which resulted in an allowance of $823,000 and $376,000 at December 31, 2020 and March 31, 2020, respectively.

Other Receivables

In conjunction with the Company’s processing of credit card transactions for its direct-to-consumer sales activities and as security with respect to the Company’s performance for credit card refunds and charge backs, the Company is required to maintain a cash reserve with Fidelity Information Services, the Company’s credit card processor. This reserve is equal to 5% of the credit card sales processed during the previous six months. As of December 31, 2020 and March 31, 2020, the balance in this reserve account was $571,000 and $257,000, respectively.

Inventory

Inventory is valued at the lower of cost, determined on the basis of standard costing, which approximates the first-in, first-out method, or net realizable value.  When the Company is the manufacturer, raw materials, labor, and manufacturing overhead are included in inventory costs. The Company records raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity.  A majority of the Company’s products are manufactured overseas and are recorded at standard cost, which includes product costs for purchased and manufactured products, and freight and transportation costs for inbound freight from manufacturers. Inventory values at December 31, 2020 and March 31, 2020 were as follows:

	December 31, 2020	March 31, 2020
	(in thousands)	(in thousands)
Finished goods	$8,881	$3,191
Raw materials	2,712	1,597
Total inventory	$11,593	$4,788

The Company determines an inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. As of December 31, 2020 and March 31, 2020, the Company had reserved $226,000 and $151,000, respectively for inventory obsolescence.  The inventory values are shown net of these reserves.

Leases

At lease inception, the Company determines whether an arrangement is or contains a lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the financial statements. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. For operating leases, ROU assets and lease liabilities are recognized at the commencement date. The lease liability is measured as the present value of the lease payments over the lease term using (i) the rate implicit in the lease if it is determinable, or (ii) alternatively, if the rate is not determinable from the lease, the Company’s incremental borrowing rate at the commencement date of the lease to determine the present value of the lease payments. Operating ROU assets are calculated as the present value of the remaining lease payments, plus unamortized initial direct costs and any prepayments, less any unamortized lease incentives received. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option were not exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to recognize an ROU asset and obligation for leases with an initial term of twelve months or less. The expense associated with short-term leases is included in lease expense in the statement of operations.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products and the risk of loss to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.  The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2020 or March 31, 2020.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

There were no changes to the Company’s accounting for variable consideration under ASC 606. However, the classification of net realizable accounts receivable from a liability to a contra asset results in a change in presentation on the balance sheet. Promotional and other allowances (variable consideration) which are recorded as a reduction to net sales, primarily include consideration given to retail customers including, but not limited to the following:

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

The Company records estimated reductions to revenue for customer and distributor programs and incentive offerings, including promotions, rebates, and other volume-based incentives, based on historical rates.  Certain incentive programs require the Company to estimate the number of customers who will actually redeem the incentive based on our historical industry experience. As of December 31, 2020 and March 31, 2020, the Company reduced accounts receivable by $2.4 million and $744,000, respectively, as an estimate for the foregoing deductions and allowances within the “accounts receivable, net” and “accrued expenses” line of the balance sheets, respectively.

Warranty and Return Reserves

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty program. The specific warranty terms and conditions vary depending upon the product sold, but generally include technical support, repair parts, and labor for periods up to one year. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation.  Based upon the foregoing, the Company has recorded a provision for potential future warranty costs of $271,000 and $226,000 as of December 31, 2020 and March 31, 2020, respectively.  These expenses are recorded in the accrued expenses line of the condensed balance sheets.

The Company reserves for known and potential returns from customers and associated refunds or credits related to such returns based upon historical experience. In certain cases, retail customers are provided a fixed allowance, usually in the 1% to 2% range, to cover returned goods and this allowance is deducted from payments made to us by such customers. As of December 31, 2020 and March 31, 2020, the Company has recorded a reserve for customer returns of $1.0 million and $430,000, respectively. Additionally, the Company calculates specific returns for any customers that are deemed to have a right of return and the customer specific calculation is reviewed for reasonableness at the end of each period. These expenses are recorded as an offset to the accounts receivable line of the condensed balance sheets.

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

Advertising expense for the three and nine months ended December 31, 2020 and December 31, 2019, were as follows:

	Three Months Ended December 31, (in thousands)		Nine Months Ended December 31, (in thousands)
	2020	2019	2020	2019
Direct-to-consumer	$1,256	$338	$3,043	$526
Retail	2,361	1,468	3,553	2,222
Other	1,968	917	1,955	919
Total advertising expense	$5,585	$2,723	$8,551	$3,667

As of December 31, 2020 and March 31, 2020, the Company deferred $92,000 and $84,000, respectively, related to such media and advertising costs, which include the catalogue cost described above and commercial production costs.  The costs are included in the prepaid expenses and other line of the condensed balance sheets.

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

As of December 31, 2020 and March 31, 2020, the outstanding balance of the Company’s notes payable and debt, including accrued interest, is as follows:

	December 31, 2020 (in thousands)	March 31, 2020 (in thousands)
Notes payable and debt-related party	7,415	915
Sale of intellectual property liability	10	24
Total notes payable and debt	7,425	939
Less current portion – long term debt	6,525	39
Long term debt	$900	$900

Scotts Miracle-Gro Term Loan

On August 3, 2020, the Company renewed a Working Capital Term Loan Agreement with Scotts Miracle-Gro due June 30, 2021. Under Term Loan, Scotts Miracle-Gro agreed to provide up to $7.5 million of capital in increments of $500,000. The Term Loan Agreement is secured by a lien on the assets of the Company.  Interest is charged at the stated rate of 10% per annum and is payable, in cash, quarterly in arrears at the end of each September, December, March and June. The funds provided under the Term Loan are used for general working capital and to acquire inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  The Term Loan permits prepayment and re-borrowing without penalty or premium, and as of December 31, 2020, the Company had borrowed $6.5 million under the Term Loan.  The Term Loan Agreement was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2020.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The funding provided capital to fund real estate related lease obligations. The proceeds were made available as needed in increments of $100,000 not to exceed 1.5 million, with a due date of March 31, 2022. Interest is charged at the stated rate of 10% and will be paid quarterly in arrears on each of April 30, July 31, October 31 and January 31. As of December 31, 2020, the Company had borrowed $900,000 under the Real Estate Term Loan.

Liability Associated with Scotts Miracle-Gro Transaction

The Company and Scotts Miracle-Gro, the owner of approximately 80.5% of the Company’s outstanding common stock, have entered into an Intellectual Property Sale Agreement, a Technology License Agreement, a Brand License Agreement, and a Supply Chain Services Agreement, each of which has been filed with the SEC.  The Intellectual Property Sale Agreement and the Technology License constitute an agreement to sell future revenue because: (i) the Company received cash from Scotts Miracle-Gro and agreed to pay, for a defined period, a specified percentage of its revenue; and (ii) the Company has significant involvement in the generation of its revenue. As a result, the excess paid over net book value is classified as debt and is being amortized under the effective interest method.  As of December 31, 2020 and March 31, 2020, a liability of $10,000 and $24,000, respectively, was recorded on the condensed balance sheets for the Intellectual Property Sale Agreement.  As of December 31, 2020 and March 31, 2020, the Company has accrued $1.4 million and $1.5 million, respectively, as a liability for the Technology Licensing Agreement, and has expensed $768,000 and $367,000 for the quarters ended December 31, 2020 and December 31, 2019, respectively. The accrual is calculated as 2% of the annual net sales and recorded as a liability. The accrued liability for the Brand License Agreement, which equal to 5% of all seed pod kit and related sales, totaled to $839,000 and $922,000 as of December 31, 2020 and March 31, 2020, respectively. In addition, the Company has expensed $384,000 and $204,000 for the quarters ended December 31, 2020 and December 31, 2019, respectively.

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

5.    Equity Compensation Plans

For the three- and nine-month periods ended December 31, 2020 and December 31, 2019, the Company did not grant any options to purchase the Company’s common stock under the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and no new options will be granted under this plan until a new plan is adopted.

During the three and nine months ended December 31, 2020, zero and 11,000 options to purchase shares of common stock were cancelled or expired, respectively, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.  During the three and nine months ended December 31, 2019, zero and 93,000 options to purchase shares of common stock were cancelled or expired, and no shares of common stock were issued upon exercise of outstanding stock options under the 2005 Plan.

As of December 31, 2020, the Company had no unvested outstanding options to purchase shares of the Company’s common stock; all outstanding options have expired and no additional compensation expense will be recognized.

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

A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized. As of December 31, 2020 and March 31, 2020, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset balance and the Company has no unrecognized tax benefits related to uncertain tax positions.

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

In addition, as set forth above, the Company and SMG Global entered into a Merger Agreement on November 12, 2020. See Note 1 “Description of the Business – Scotts Miracle-Go Merger.

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

December 31, 2020
(in thousands)
Assets
Operating lease ROU assets	$1,121

Liabilities
Operating lease, current	$146
Operating lease, noncurrent	$1,090
Total lease liabilities	$1,236

As of December 31, 2020, the weighted average remaining lease term for operating leases was 6 years, and the weighted average discount rate was 10%.

The table below sets forth the future cash payments under such agreements for the remaining years are as follows:

Year Ending	Operating Leases
(in thousands)
March 31, 2021	$65
March 31, 2022	266
March 31, 2023	275
March 31, 2024	285
March 31, 2025	294
Thereafter	460
Total lease payments	$1,645
Less: amount of lease payments representing interest	(409)
Present value of future minimum lease payments	1,236
Less: current obligations under leases	146
Long-term lease obligations	$1,090

Rent expense for the three months ended December 31, 2020 and 2019 was $165,000 and $118,000, respectively. Rent expense for the nine months ended December 31, 2020 and 2019 was $456,000 and $383,000, respectively.

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

	Three Months Ended December 31, 2020
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$13,988	$24,379	$-	$38,367
Cost of revenue	8,008	14,586	-	22,594
Gross profit	5,980	9,793	-	15,773
Gross profit percentage	42.8%	40.2%	-	41.1%
Sales and marketing (1)	1,991	2,420	1,444	5,855
Segment profit	3,989	7,373	(1,444)	9,918
Segment profit percentage	28.5%	30.2%	-	25.9%

(1) Sales and marketing expense includes advertising, trade shows, media production and promotional products and other as discussed in the sales and marketing section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 2. of this Quarterly Report on Form 10-Q (the “MD&A”).

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

	Nine Months Ended December 31, 2020
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$28,095	$40,993	$-	$69,088
Cost of revenue	15,921	24,130	-	40,051
Gross profit	12,174	16,863	-	29,037
Gross profit percentage	43.3%	41.1%	-	42.0%
Sales and marketing (1)	3,848	3,662	1,816	9,326
Segment profit	8,326	13,201	(1,816)	19,711
Segment profit percentage	29.6%	32.2%	-	28.5%

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

10.    Subsequent Events

On January 11, 2021, an alleged stockholder of the Company, Overbrook Capital, LLC, filed a putative class action complaint in the Eighth Judicial District Court, Clark County Nevada, against the Company, each of the members of the Board, Parent and Scotts Miracle-Gro, purportedly in relation to the Company’s entry into the Merger Agreement. The complaint asserts claims for breach of fiduciary duty against the defendants. The complaint alleges, among other things, that (i) the directors breached their fiduciary duties in connection with the Merger due to, among other things, the fairness and adequacy of Merger Consideration for the Company’s unaffiliated minority stockholders and a lack of certain measures in the Merger Agreement that the complaint alleges would have better protected the interests of Company’s unaffiliated minority stockholders, (ii) Parent and Scotts Miracle-Gro (as controlling stockholders) breached their fiduciary duties to the Company’s unaffiliated minority stockholders in connection with the Merger due to, among other things, an alleged lack of fairness to the Company’s unaffiliated stockholders, both in terms of price and process, and (iii) Parent, Scotts Miracle-Gro and the Company breached their fiduciary duties in connection with the Merger by, among other things, allegedly aiding and abetting the foregoing alleged breaches of fiduciary duty by the directors. The complaint seeks, among other things, in the event the Merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages, and unspecified attorneys’ and experts’ fees.

On January 12, 2021, an alleged stockholder of the Company, Nicoya Capital, LLC, filed a putative class action complaint in the Eighth Judicial District Court, Clark County Nevada, against each of the members of the Board, James Hagedorn, Chairman and Chief Executive Officer of Scotts Miracle-Gro, Peter Supron, Chief of Staff to the President of Scotts Miracle-Gro, the Company, Merger Sub, Parent and Scotts Miracle-Gro, purportedly in relation to the Company’s entry into the Merger Agreement. The complaint asserts a claim for breach of fiduciary duty against the defendants. The complaint alleges, among other things, that (i) Scotts Miracle-Gro, James Hagedorn and Parent (as controlling stockholders) breached their fiduciary duties of loyalty and care to the Company’s unaffiliated minority stockholders in connection with the Merger due to, among other things, an alleged lack of fairness to the Company’s unaffiliated stockholders, (ii) James Hagedorn, Peter Supron, the Company, Merger Sub and the directors breached their fiduciary duties in connection with the Merger due by, among other things, allegedly aiding and abetting a breach of fiduciary duty via selling the Company for what was alleged to be an unfair price, and (iii) the directors breached their fiduciary duties in connection with the Merger by, among other things, allegedly failing to protect the Company’s unaffiliated minority stockholders. The complaint seeks, among other things, an award of damages and unspecified attorneys’, accountant’s and experts’ fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2020 and December 31, 2019.  The following discussion should be read in conjunction with the financial statements of AeroGrow International, Inc. (the “Company,” “AeroGrow,” “we,” “our,” or “us”) and the notes to the financial statements included in Item 1 above in this Quarterly Report on Form 10-Q for the period ended December 31, 2020 (this “Quarterly Report”). The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will,” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, the failure to satisfy the closing conditions in the Merger Agreement, risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger, the effect of the announcement of the proposed Merger on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers, other business partners and employees, unexpected costs, liabilities or delays involving the proposed Merger, uncertainty surrounding the proposed Merger, including the timing of the consummation of the Merger, the outcome of any legal proceeding relating to the proposed Merger, other statements regarding the Merger, our intent, belief, or current expectations regarding our strategies, plans, and objectives, our product release schedules, our ability to design, develop, manufacture, and market products, the ability of our products to achieve or maintain commercial acceptance, our ability to obtain financing and/or generate cash flow sufficient to fund our future operations, and our ability to continue as a going concern. Such statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020.  Except as required by applicable law or regulation, we undertake no obligation to revise or update any forward-looking statements contained in this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. Each reader should carefully review and consider the various disclosures we made in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

In April 2013 we entered into a Securities Purchase Agreement and strategic alliance with a wholly owned subsidiary of The Scotts Miracle-Gro Company (collectively with its subsidiary, “SMG” or “Scotts Miracle-Gro”). As part of the strategic alliance, we entered into several agreements with Scotts Miracle-Gro, including: (i) a Securities Purchase Agreement in which Scotts Miracle-Gro invested approximately $4.0 million in the Company; (ii) a $500,000 Intellectual Property Sale Agreement; (iii) a Technology Licensing Agreement; (iv) a Brand License Agreement; and (v) a Supply Chain Management Agreement. Scotts Miracle-Gro currently owns approximately 80.5% of the Company’s outstanding common stock.

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

Scotts Miracle-Gro Merger

As reported in a Current Report on Form 8-K filed with the SEC on November 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SMG Growing Media, Inc., an Ohio corporation (“Parent”), AGI Acquisition Sub, Inc., a Nevada corporation and direct, wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Purchaser Parties”), and, solely for the purposes stated in Section 6.4 of the Merger Agreement, The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro”), relating to the proposed acquisition of the Company by Parent.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger, and, at the effective time of the Merger (the “Effective Time”) each share of the Company’s common stock (other than Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)), issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive $3.00 in cash, without interest thereon and subject to any required withholding of taxes (the “Merger Consideration”), and will be cancelled.

Results of Operations

Three Months Ended December 31, 2020 and December 31, 2019

Summary Overview

For the three months ended December 31, 2020, we generated $38.4 million of total net revenue, an increase of 107.1%, or $19.8 million, relative to the same period in the prior year.  The current year sales growth is driven primarily by continued strength of the business, customer acceptance and knowledge, growing demand for our product, increased enthusiasm during the pandemic in indoor gardening, at-home meal preparation and access to healthy, fresh, safe food sources. Retail sales increased 76.4% to $24.0 million, primarily due to timing of load-in sales to the brick-and-mortar customers, continued strong sales with our established web/internet channels (Amazon.com, Bed, Bath & Beyond, Kohls.com, Walmart.com, etc.) and new retail accounts.  Sales in our direct-to-consumer channel increased 199.8%, to $14.0 million.  This increase is due to the reasons listed above, as well as the efficiency and effectiveness of our promotional programs and increases in our established user base.

For the three months ended December 31, 2020, total gross dollar sales of AeroGarden units increased by 98.4% from the prior year period.  Seed pod kit and accessory sales increased by 90.8% or $3.2 million. AeroGarden sales, net of allowances, represented 82.6% of total revenue, as compared to 81.1% in the prior year period.  Seed pod kit and accessory sales decreased as a percent of the total to 17.4% from 18.9% due to the increase in the sales of AeroGardens. This percentage decrease, on a product line basis, was attributable to the load-in of brick-and-mortar sales in the quarter, which tends initially to favor garden sales over seed pod kit or accessory sales, especially during the high demand holiday season and organic growth of the business.  The decrease in sales of seed pod kits and accessories are typically dependent on prior purchases of gardens and during the peak holiday season purchases of gardens are expected.

The Company continues to spend advertising dollars in order to strategically build market awareness of the AeroGrow brand, as well as the product line.  During the three months ended December 31, 2020, we spent $5.6 million in advertising, an increase of $2.9 million, or 105.1%, compared to the same period ended December 31, 2019. This increase was primarily due to an increase in our direct-to-consumer pay-per-click and retail marketing campaigns and expanded digital advertising. Advertising expenditures included:

●

Retail-specific advertising increased to $2.4 million from $1.5 million for the three months ended December 31, 2020 and December 31, 2019, respectively, as the Company utilized: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. including online retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

●

Linear TV, Online TV, Connected TV, general TV, YouTube, Facebook and other media advertising, as the Company spent approximately $1.9 million and $917,000, respectively, for the quarter ended December 31, 2020 and December 31, 2019, to drive category and brand awareness.  The Company views this investment as a long term commitment to increasing awareness of the AeroGarden brand.

●

Direct-to-consumer advertising increased to $1.3 million from $338,000 for the three months ended December 31, 2020 and December 31, 2019, respectively, reflecting an increase in spending for catalogues, pay-per-click campaigns, and other social media expenditures.  Efficiency, as measured by dollars of direct-to-consumer sales per dollar of related advertising expense, decreased to $11.14 for the three months ended December 31, 2020, a 19.3% decline from $13.79 for the same period in Fiscal 2020, in part due to the spillover effect of increased sales through retail outlets.

Gross profit percentage for the three months ended December 31, 2020 was 41.1%, up from 35.2% in the prior year period. This increase was attributable to the following factors: (1) the introduction of new products with higher margins; (2) improved pricing from our suppliers as compared to the prior year; and (3) higher demand during the COVID-19 pandemic; and (4) fewer planned discount programs in our sales channels.

In aggregate, our total operating expenses increased 108.1%, or $5.7 million, year-over-year, principally as a result of an increase in the activities related to the increase in sales in the current year.  The increase in gross spending was attributable to:

●	A $2.9 million increase in advertising costs to promote all sales channels;
●	A $1.8 million increase in personnel expenses, primarily due to the calculation on our company-wide incentive compensation that scales as our growth increases and an increase in headcount;
●	A $1.0 million increase in legal and consulting expenses, related to analysis and review of Scotts Miracle-Gro Letter of Intent and proposed Merger and related alternatives; and
●	A $103,000 increase in bad debt and depreciation expenses.

These increases were partially offset by:

●

A $205,000 decrease in a variety of general operating accounts, including office related expenses, such as repairs and maintenance, telephone, courier fees, and new product testing and development; and

●	A $61,000 decrease in Company-wide travel.

Our operating profit was $4.7 million for the three months ended December 31, 2020, as compared to an operating profit of $1.2 million in the prior year period, for the reasons disclosed above.

Net other expense for the three months ended December 31, 2020 totaled $150,000, as compared to net other expense of $141,000 in the prior year period.  The net other expense is primarily attributable to foreign exchange losses and interest expense on the outstanding loan.

Net income for the three months ended December 31, 2020 was $4.6 million, as compared to $1.1 million in the prior year quarter.  The increase in net income is primarily a result of the overall increase in net sales and economies of scale, as discussed above.

The following table sets forth, as a total percentage of sales, our financial results for the three months ended December 31, 2020 and the three months ended December 31, 2019:

	Three Months Ended December 31,
	2020	2019
Net revenue
Direct-to-consumer	36.5%	25.2%
Retail	62.4%	73.3%
International	1.1%	1.5%
Total net revenue	100.0%	100.0%

Cost of revenue	58.9%	64.8%
Gross profit percentage	41.1%	35.2%

Operating expenses
Research and development	1.3%	1.7%
Sales and marketing	20.4%	20.4%
General and administrative	7.1%	6.6%
Total operating expenses	28.8%	28.7%
Income (loss) from operations	12.3%	6.5%

Revenue

For the three months ended December 31, 2020, revenue totaled $38.4 million, a year-over-year increase of 107.1% or $19.8 million, from the three months ended December 31, 2020.

	Three Months Ended December 31, (in thousands)
Net Revenue	2020	2019
Direct-to-consumer	$13,988	$4,665
Retail	23,950	13,579
International	429	282
Total	$38,367	$18,526

Direct-to-consumer sales for the three months ended December 31, 2020 totaled $14.0 million, up $9.3 million, or 199.8%, from the prior year period.  The increase in sales through direct-to-consumer channels was due to continued momentum of growth from prior periods amplified by demand in indoor gardening of customers seeking a trustworthy food supply chain for healthy, fresh food during the COVID-19 pandemic, more effective marketing, better promotional scheduling and increased brand awareness.

Sales to retailer customers for the three months ended December 31, 2020 totaled $24.0 million, up $10.4 million, or 76.4%, principally reflecting continued strength of the business, customer acceptance and knowledge, growing demand for our product, timing of our load-in of sales to our brick-and-mortar stores, organic growth in our existing retail accounts, namely Amazon.com, Kohl’s and Canadian Tire, earlier program load-in sales with Woot!, and sales to several new accounts, including Best Buy, Big Lots, Menards and Walmart, in advance of the peak holiday season.

International sales totaled $429,000, as compared to $282,000 in the prior year period, as we continue to selectively test international markets in order to understand the trends, distribution models and acceptance of our products in the international market.

Our products consist of AeroGardens, and seed pod kits and accessories.  A summary of the sales of these two product categories for the three months ended December 31, 2020 and December 31, 2019 is as follows:

	Three Months Ended December 31, (in thousands)
	2020	2019
Product revenue
AeroGardens	$37,397	$18,845
Seed pod kits and accessories	6,675	3,498
Discounts, allowances and other	(5,705)	(3,817)
Total	$38,367	$18,526
% of total revenue
AeroGardens	97.5%	101.7%
Seed pod kits and accessories	17.4%	18.9%
Discounts, allowances and other	(14.9)%	(20.6)%
Total	100.0%	100.0%

AeroGarden sales increased $18.6 million, or 98.4%, from the prior year period, reflecting: (i) increased retail channel sales due to continued strength of the business, customer acceptance and knowledge, growing demand for our product, timing of the load-in into brick-and-mortar stores in the quarter and customer acceptance from new and existing customers, primarily Amazon.com, Kohl’s, Canadian Tire, Costco.ca and Macy’s; (ii) increased sales in Direct-to-consumer channels; and (iii) continued focus on specific advertising, including pay-per-click, and general awareness campaigns toward the general population, which informed buyers about our products.  The increase in seed pod kit and accessory sales of $3.2 million, or 90.8%, principally reflects the increase in our established base of AeroGardens. For the three months ended December 31, 2020, sales of seed pod kits and accessories represented 17.4% of total revenue, as compared to 18.9% in the prior year period.  Other revenue, which is comprised primarily of grow club revenue, shipping revenue, accruals and deductions, decreased as a percent of total revenue to (14.9)% from (20.6)% in the prior year period, primarily due to decreases in revenue deductions for estimated future returns and sales discounts and allowances for certain retail accounts. At the end of each reporting period we analyze the possibility of product returns from customers and determine if specific reserves are satisfactory or should be adjusted and determined the customer specific reserve was appropriate.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2020 totaled $22.6 million, an increase of $10.6 million, or 88.3%, from the three months ended December 31, 2019.  Cost of revenue includes product costs for purchased and manufactured products, duties, customs and freight costs for imported products from manufacturers, costs related to warehousing and the shipping of products to customers and credit card processing fees for direct sales.  As a percent of total revenue, cost of revenue represented 58.9% of revenue, as compared to 64.8% for the quarter ended December 31, 2019.  The percentage decrease was primarily attributable to increased sales during the current quarter for customers with a higher margin product mix, as well as efficiencies and economies of scale in the supply chain, partially offset by higher shipping and order fulfillment costs, as we began using additional warehouses that put us in a better position for long-term growth.

Gross Profit

Our gross profit varies based upon the factors impacting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price for the product that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor, margins are structured based on the distributor purchasing products by letter of credit or cash in advance, terms with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  We have continued to test international test markets through Amazon in various countries, so this margin model may change over time.   The gross profit percentage for the quarter ended December 31, 2020 was 41.1%, as compared to 35.2% for the quarter ended December 31, 2019.  The increase in our gross profit was primarily due to the shift to retailers with higher margin products in both the retail and direct-to-consumer channels, reduced discounting, higher sales and resulting economies of scale.

Research and Development

Research and development costs for the quarter ended December 31, 2020 totaled $454,000, an increase of $147,000 from the quarter ended December 31, 2019.  The increase was due to increased R&D headcount and related incentive compensation, which scales with growth of the Company, partially offset by decreased travel and expenses related to new product development product testing and certifications.

Sales and Marketing

Sales and marketing costs for the three months ended December 31, 2020 totaled $7.9 million, as compared to $3.8 million for the three months ended December 31, 2019, an increase of 107.9%.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and order processing for our products, and consisted of the following:

	Three Months Ended December 31, (in thousands)
	2020	2019
Advertising	$5,585	$2,723
Personnel	1,721	571
Sales commissions	175	44
Trade shows	-	7
Market research	17	112
Travel	8	43
Media production and promotional products	90	35
Quality control and processing fees	102	65
Other	162	180
	$7,860	$3,780

Advertising expense is composed primarily of television advertising, catalogue development, production, printing, and postage costs, web media expenses for search and affiliate web marketing programs, and the cost of developing and employing other forms of advertising.  Each is a key component of our integrated marketing strategy because it helps build consumer awareness and demand for our products in the retailer and direct-to-consumer sales channels.  As noted above, during the three months ended December 31, 2020, we spent $5.6 million in advertising expenditures to support our retail and direct-to-consumer channels, a 105.1% year-over-year increase compared to the same period in Fiscal 2020.  The increase resulted from  investments in driving brand product awareness through: (1) platforms made available by our retail partners, including increased spending in general TV, YouTube, Facebook and other general media advertising; and (2) pay-per click advertising, including keyword search campaigns and other web-based advertising programs.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the three months ended December 31, 2020, personnel costs for sales and marketing were $1.7 million, up $1.1 million, or 201.3% from the three months ended December 31, 2019.  The increase reflected the estimated employee incentive program expenses which are based on a comparison of current year and prior year sales.  Personnel expenses include all related payroll including departmental incentive programs, including salaries, bonuses and employee benefits.

Other marketing expenses decreased year-over-year principally because of decreases in travel and fewer market research programs.

General and Administrative

General and administrative costs for the three months ended December 31, 2020 totaled $2.8 million, as compared to $1.2 million for the three months ended December 31, 2019, an increase of 123.7%, or $1.6 million, primarily due to increases in the company-wide incentive program that scales with increased growth , bad debt and depreciation expense attributable to increase volume, and consulting and legal fees related to the proposed Scotts Miracle-Gro Merger discussed above, partially offset by decreases in travel expenses and general office categories including repairs and maintenance.

Operating Income

Our operating income for the three months ended December 31, 2020 was $4.7 million, an increase of $3.5 million from a $1.2 million operating income for the three months ended December 31, 2019. The increase reflected increased sales in both our retail and direct-to-consumer channels, along with fewer revenue reductions for various returns and allowances and better gross margins, partially offset by increases in operating expenses, including overall general advertising, as discussed in greater detail above.

Net Income

For the three months ended December 31, 2020, we recorded net income of $4.6 million, a $3.5 million increase over the $1.1 million net income for the three months ended December 31, 2019.  The increase in the net income is primarily a result of increased sales volume and gross margins in the current year period, partially offset by the increase in operating expenses.

Nine Months Ended December 31, 2020 and December 31, 2019

Summary Overview

For the nine months ended December 31, 2020, total revenue increased $41.7 million, or 151.9%, to $69.1 million relative to the same period in the prior year.  The current year sales growth is driven primarily by continued strength of the business, customer acceptance and knowledge, growing demand for our product, increased interest during the pandemic in indoor gardening, fresh, safe food sources and at-home meal preparation and sales to new accounts including BestBuy, Big Lots and Menards. Retail sales increased $21.6 million, or 115.2%, due to increased sales into existing online channels, including Amazon.com, Kohls.com, Costco.ca and the new accounts mentioned above. Sales in our direct-to-consumer channel increased 242.8%, or $19.9 million, primarily due to visibility and continued momentum from our general advertising and marketing campaign, increased user base, increased presence of other online accounts and amplified demand in the indoor gardening market from customers seeking healthy, fresh food.  Sales to international distributors increased $177,000 to $658,000 in the nine months ended December 31, 2020, relative to the same period in the prior year, primarily due to increased distribution in certain international markets such as Amazon.uk, France, Germany, Spain and Italy.

For the nine months ended December 31, 2020, total dollar sales of AeroGardens increased by 137.1% and seed pod kit accessories increased by 148.2%, over the prior year period.  AeroGarden sales, net of allowances, represented 75.4% of total revenue, as compared to 75.1% in the prior year period. This percentage increase, on a product line basis, is relatively consistent with the prior year. Seed pod kit and accessory gross sales decreased as a percent of the total sales to 24.5% from 24.9% in the prior year period, with total dollar sales increasing by $10.1 million.

During the nine months ended December 31, 2020, we spent $8.6 million in advertising expenditures to support our direct-to-consumer and retail channels, a year-over-year increase of 133.2%, compared to the same period ended December 31, 2019. These expenditures included the following:

●

Retail-specific advertising, which increased $1.4 million to $3.6 million from $2.2 million for the nine months ended December 31, 2020 and December 31, 2019, respectively, as the Company continues to invest in: (i) platforms made available by our retailers; (ii) various promotional programs to increase product awareness with our housewares channel of retail accounts, including catalogues and email campaigns; and (iii) web-based advertising programs (e.g. inclusion in retail catalogues, website banner ads, email blasts, targeted search campaigns, etc.).

●

Other advertising related expenses, which increased $1.0 million to $2.0 million during the nine months ended December 31, 2020, due to increased spending on linear, connected and online TV, YouTube, Facebook and other media advertising. The Company views this general investment as a long term commitment to increasing awareness of the AeroGarden brand.

●

Direct-to-consumer advertising which increased to $3.0 million from $526,000 for the nine months ended December 31, 2020 and December 31, 2019, respectively, reflecting increased spending on catalogues and increases in pay-per-click campaigns.  Efficiency, as measure by dollars of direct-to-consumer sales per dollar of related advertising expense, decreased to $9.23 or 40.7% for the nine months ended December 31, 2020, as compared to $15.58 for the same period in Fiscal 2020.

Gross profit percentage for the nine months ended December 31, 2020 was 42.0%, as compared to 34.4% during the prior year period. This increase was attributable changes in customer and product mix, increased demand and sales volume to higher margin customers, fewer planned discount programs in our sales channels due to lower inventory levels, economies of scales and supply chain efficiencies. The prior year included several one-time fees related to set up of a new warehouse to serve select customers.

In aggregate, our total operating expenses increased 96.3%, or $10.0 million, year-over-year.  Gross spending increased in the following areas:

●	a $4.9 million increase in advertising costs to promote all sales channels;
●	a $3.6 million increase in personnel expenses primarily driven by our company-wide incentive program that scales as our growth increases and an increase in headcount to support higher sales volume;
●	a $1.2 million increase in legal and consulting expenses related to the analysis of the Scotts Miracle-Gro Letter of Intent and Merger proposal and alternatives;
●	a $352,000 increase in bad debt and depreciation expense.

These increases were partially offset by a $308,000 decrease in company-wide travel due to the COVID-19 pandemic.

Operating income increased by $9.6 million to $8.7 million for the nine months ended December 31, 2020, from an operating loss of $918,000 in the prior year period, primarily as a result of continued growth in the retail and direct-to-consumer channels, our efforts to provide general awareness of our product, and increased consumer demand for healthy, safe, fresh food.

Other expense for the nine months ended December 31, 2020, totaled to net other expense of $222,000, as compared to net other expense of $200,000 in the prior year period.  The net other expense in the current and prior year periods are attributable to interest expense on the Term Loans and foreign exchange losses.

Net income for the nine months ended December 31, 2020, was $8.5 million, as compared to a $1.1 million loss in the prior year. The increased net income is attributable to the factors discussed above.

The following table sets forth, as a percentage of sales, our financial results for the nine months ended December 31, 2020 and the nine months ended December 31, 2019:

	Nine Months Ended December 31,
	2020	2019
Net revenue
Direct-to-consumer	40.6%	29.9%
Retail	58.4%	68.3%
International	1.0%	1.8%
Total net revenue	100.0%	100.0%

Cost of revenue	58.0%	65.6%
Gross profit percentage	42.0%	34.4%

Operating expenses
Research and development	1.5%	2.9%
Sales and marketing	19.6%	23.8%
General and administrative	8.3%	11.0%
Total operating expenses	29.4%	37.7%
Income (loss) from operations	12.6%	(3.3)%

Revenue

For the nine months ended December 31, 2020, revenue totaled $69.1 million, a year-over-year increase of 151.9%, or $41.7 million, from the nine months ended December 31, 2019.

	Nine Months Ended December 31, (in thousands)
Net Revenue	2020	2019
Direct-to-consumer	$28,095	$8,196
Retail	40,335	18,747
International	658	481
Total	$69,088	$27,424

Direct-to-consumer sales for the nine months ended December 31, 2020 totaled $28.1 million, up $19.9 million, or 242.8%, from the prior year period.  This increase was caused by continued momentum of growth from prior periods amplified by demand in indoor gardening of customers seeking a trustworthy supply chain for healthy, fresh food during the COVID-19 pandemic. The increase in sales to direct-to-consumer channels is due to more effective and focused marketing to drive direct-to-consumer awareness, better promotional scheduling, follow-on direct sales to customers that have previously purchased AeroGardens, better returns on existing general advertising and brand awareness programs.

Sales to retailer customers for the nine months ended December 31, 2020 totaled $40.3 million, up $21.6 million, or 115.2%, from the prior-year period, principally reflecting: (i) our marketing strategy of more focused and effective spending to drive sales through retailer programs and reduce product returns (ii) continued strength of the business, customer acceptance and knowledge, growing demand for our product, increased interest during the pandemic in indoor gardening, at-home meal preparation and access to fresh, safe food sources; (iii) organic growth in our existing retail accounts, namely Amazon.com, Kohl’s and Canadian Tire; and (iv) sales to new accounts including, Best Buy, Big Lots and Menards, all of which began in advance of the peak holiday season. Historically, load-in sales in advance of the peak holiday season to both online and brick-and-mortar stores vary between this quarter and the next quarter.

International sales for the nine months ended December 31, 2020 increased $177,000, primarily due to increased sales testing in Europe and as we continue to expand our understanding of international market factors, distribution models and acceptance of our products.

Our products consist of AeroGardens, seed pod kits and accessories.  A summary of the sales of these product categories for the nine months ended December 31, 2020 and December 31, 2019 is as follows:

	Nine Months Ended December 31,
	2020	2019
Product revenue	(in thousands)	(in thousands)
AeroGardens	$60,826	$25,654
Seed pod kits and accessories	16,934	6,823
Discounts, allowances and other	(8,672)	(5,053)
Total	$69,088	$27,424
% of total revenue
AeroGardens	88.0%	93.5%
Seed pod kits and accessories	24.5%	24.9%
Discounts, allowances and other	(12.5)%	(18.4)%
Total	100.0%	100.0%

AeroGarden sales increased $35.2 million, or 137.1%, from the prior year period, reflecting increased sales in the retail and direct-to-consumer channel, organic growth from existing customers, demand of customers seeking healthy, safe gardening items during the COVID-19 pandemic.  Sales of seed pod kits and accessories increased $10.1 million, or 148.2%, reflecting a large increase in direct-to-consumer and retail sales. Our customers have historically purchased seed pod kits and accessories after purchasing and using AeroGardens.  For the nine months ended December 31, 2020, sales of seed pod kits and accessories represented 24.5% of total revenue, as compared to 24.9% in the prior year period.  Other revenue, which is comprised primarily of shipping revenue, accruals and deductions, decreased as a percent of the total to (12.5)% from (18.4)% in the prior year period due to fewer deductions for returns and accruals for sales allowances and future discounts for in-store retail accounts.

Cost of Revenue

Cost of revenue for the nine months ended December 31, 2020 totaled $40.1 million, an increase of $22.1 million, or 122.8%, from the nine months ended December 31, 2019.  Cost of revenue includes product costs for purchased and manufactured products, freight costs for inbound freight from manufacturers, costs related to warehousing and shipping products to customers, credit card processing fees for direct sales, and duties and customs applicable to imported products. As a percent of total revenue, cost of revenue for the nine months ended December 31, 2020, represented 58.0% of revenue, as compared to 65.6% during the nine months ended December 31, 2019.  The decrease in costs as a percent of revenue was primarily due to increases in sales prices as we offered fewer discounts, as well as realizing efficiencies and economies of scale in the supply chain. In addition, we incurred one-time fees in the prior year related to establishing a new warehouse location, and additional warehouse fees for product preparation.

Gross Profit

Our gross profit varies based upon the factors affecting net revenue and cost of revenue as discussed above, as well as the mix of our revenue that comes from the retail, direct-to-consumer, and international channels.  In a direct-to-consumer sale, we recognize as revenue the full consumer purchase price for the product.  In retail and international sales, by comparison, we recognize as revenue the wholesale price that we charge to the retailer or international distributor.  Media costs associated with direct sales are included in sales and marketing expenses.  For international sales, when we sell to a distributor margins are structured based on the distributor purchasing products by letter of credit or cash in advance terms, with the distributor bearing all of the marketing and distribution costs within its territory.  As a result, international sales generally have lower gross profits than domestic retail sales.  We have begun international test sales through Amazon in various countries, so this margin model may change over time.  The gross profit percentage for the nine months ended December 31, 2020 was 42.0% as compared to 34.4% for the nine months ended December 31, 2019, primarily due to higher overall sales volume with our established retailer accounts and direct-to-consumer segment, and supply chain economies of scale.

Research and Development

Research and development costs for the nine months ended December 31, 2020 totaled $1.0 million, an increase of 32.1%, or $255,000, from the nine months ended December 31, 2019.  The increase reflects increases in personnel expenses for new R&D employees and a related incentive compensation attributable to a company-wide program that scales with growth in sales, partially offset by decreases in travel, new product testing and certification expenses.

Sales and Marketing

Sales and marketing costs for the nine months ended December 31, 2020 totaled $13.6 million, as compared to $6.6 million for the nine months ended December 31, 2019, an increase of 107.0%, or $7.0 million.  Sales and marketing costs include all costs associated with the marketing, sales, operations, customer support, and order processing for our products, and consisted of the following:

	Nine Months Ended December 31, (in thousands)
	2020	2019
Advertising	$8,551	$3,718
Personnel	3,750	1,556
Sales commissions	235	67
Trade shows	-	8
Market research	122	205
Travel	11	200
Media production and promotional products	109	141
Quality control and processing fees	241	148
Other	544	510
	$13,563	$6,553

Advertising expense totaled $8.6 million for the nine months ended December 31, 2020, a year-over-year increase of 130.0%, or $4.8 million.  These increase in advertising expenditures was attributable to: (i) direct-to-consumer advertising (which increased to $3.0 million from $526,000); (ii) $1.3 million in retail-specific advertising, from $2.2 million to $3.5 million and (iii)approximately $1.0 million in general TV, YouTube, Facebook and other general media advertising.

Sales and marketing personnel costs include salaries, payroll taxes, employee benefits and other payroll costs for our sales, operations, customer service, graphics and marketing departments.  For the nine months ended December 31, 2020, personnel costs for sales and marketing were $3.7 million, for a 141.0% increase from the nine months ended December 31, 2019.  The increase reflected the company-wide incentive program that scales with growth in sales and increases in employees.  Personnel expenses include all related payroll expenses, including incentive programs, bonuses and employee benefits.

Other marketing expenses decreased year-over-year because of decreases in a variety of spending categories, primarily related to market research and travel.

General and Administrative

General and administrative costs for the nine months ended December 31, 2020 totaled $5.7 million, as compared to $3.0 million for the nine months ended December 31, 2019, an increase of 89.9%, or $2.7 million.  The increase is attributable to (i) payroll-related expenses, including the company-wide incentive program that scales with sales growth, salaries, and employee benefits; (ii) consulting and legal fees associated with consideration and analysis of the proposed Scotts Miracle-Gro Merger discussed above; (iii) IT services as we expand our web based experience; and (iv) bad debt and depreciation expense.

Operating Income and Loss

Our operating income for the nine months ended December 31, 2020 was $8.7 million, an increase of $9.6 million from the operating loss of $918,000 for the nine months ended December 31, 2019.  The increase in operating income was attributable to increase sales in the retail and direct-to-consumer sales channels, increased gross margin and economies of scale, which also resulted in a reduction in operating expenses as a percentage of revenue.

Net Income and loss

The net income for the nine months ended December 31, 2020 was $8.5 million, as compared to a $1.1 million net loss in the prior year, as discussed above.

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

	Nine Months Ended December 31, 2020
(dollar amounts in thousands)	Direct-to-consumer	Retail	Corporate/Other	Consolidated
Net sales	$28,095	$40,993	$-	$69,088
Cost of revenue	15,921	24,130	-	40,051
Gross profit	12,174	16,863	-	29,037
Gross profit percentage	43.3%	41.1%	-	42.0%
Sales and marketing (1)	3,848	3,662	1,816	9,326
Segment profit	8,326	13,201	(1,816)	19,711
Segment profit percentage	29.6%	32.2%	-	28.5%

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

Liquidity and Capital Resources

After adjusting the net income for non-cash items and changes in operating assets and liabilities, the net cash used by operating activities totaled $387,000 for the nine months ended December 31, 2020, as compared to cash used of $2.2 million in the prior year period.

Non-cash items, comprising depreciation, amortization, bad debt allowances, and inventory allowance, totaled to a net gain of $1.2 million for the nine months ended December 31, 2020, as compared to a net gain of $781,000 in the prior year period.  The increase principally reflected non-cash expenses, including charges arising from bad debt expense, depreciation and changes in the inventory allowance.

Changes in current assets used net cash of $20.9 million during the nine months ended December 31, 2020, principally from increases in accounts receivable balances and inventory as a result of our retail channel sales during the peak holiday season.

As of December 31, 2020, the total inventory balance was $11.6 million, representing approximately 90 days and 47 days of sales activity at the average daily rate of product cost expensed during the twelve months and three months ended December 31, 2020, respectively.  The days in inventory calculation is based on three months of sales activity and is greatly affected by the seasonality of our sales, which are at their highest level during our quarter ending December 31.

Current operating liabilities increased $10.8 million during the nine months ended December 31, 2020, reflecting seasonal increases in all operating liability accounts.  Accounts payable as of December 31, 2020 totaled $10.3 million, representing approximately 53 days and 28 days of daily expense activity at the average daily rate of expenses incurred during the twelve months and three months ended December 31, 2020, respectively.

Net investing activity used $1.5 million of cash in the current year period, principally due to the purchase of equipment required to introduce new products.

Net financing activity provided net cash of $6.5 million during the nine months ended December 31, 2020, due to the Term Loan agreement with Scotts Miracle-Gro.

Cash

As of December 31, 2020, we had a cash balance of $13.7 million, of which $15,000 was restricted as collateral for various corporate obligations.  This compares to a cash balance of $9.1 million as of March 31, 2020, of which $15,000 was restricted.  The increase in cash is primarily attributable to the sales in the current quarter and the increased in cash collections particularly related to the direct-to-consumer customers.

Borrowing Agreements

As of December 31, 2020 and March 31, 2020, we have $7.4 million and $900,000 of outstanding long-term debt, respectively. We have entered into a Working Capital Term Loan Agreement in the principal amount of up to $7.5 million and Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro. As of December 31, 2020 and March 31, 2020, the outstanding balance of our note payable and debt, including accrued interest, was as follows:

	December 31, 2020	March 31, 2020
	(in thousands)	(in thousands)
Notes payable-related party	$7,415	$915
Total debt	7,415	915
Less notes payable and current portion – long term debt	6,515	15
Long term debt	$900	$900

Cash Requirements

We generally require cash to:

●	fund our operations and working capital requirements;
●	develop and execute our product development and market introduction plans;
●	execute our sales and marketing plans;
●	fund research and development efforts; and
●	pay debt obligations as they come due.

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

Assessment of Future Liquidity and Results of Operations

Liquidity

To assess our ability to fund ongoing operating requirements, we developed assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

●	our cash of $13.7 million ($15,000 of which is restricted as collateral for our various corporate obligations) as of December 31, 2020;
●	our cash of $15.4 million, ($15,000 of which is restricted as collateral for our various corporate obligations) as of February 8, 2021,
●

continued support of, and extensions of credit by, our suppliers and lenders, including, but not limited to, the Working Capital Term Loan of up to $7.5 million from Scotts Miracle-Gro and Real Estate Term loan of up to $1.5 million, of which we had borrowed $6.5 million and $900,000 of the combined $9.0 million in principal amount as of December 31, 2020 and February 8, 2021, respectively;

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

On August 3, 2020, the Company renewed a Working Capital Term Loan Agreement in the principal amount of up to $7.5 million with Scotts Miracle-Gro.  The proceeds will be made available as needed in increments of $500,000, the Company may pay down and reborrow during the Term Loan, not to exceed $7.5 million with a due date of June 30, 2021.  The Term Loan Agreement is secured by a lien on the assets of the Company and interest is charged at the stated rate of 10% per annum to be paid quarterly in arrears in cash, at the end of each September, December, March and June.  The funds provide general working capital and is being used for the purpose of acquiring inventory to support anticipated growth as the Company expands its retail and its direct-to-consumer sales channels.  We have borrowed an aggregate $6.5 million as of February 8, 2021 and can reborrow amounts repaid against the $7.5 million loan in order to purchase additional inventory.  See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

On June 20, 2019, the Company entered into a Real Estate Term Loan Agreement in the principal amount of up to $1.5 million with Scotts Miracle-Gro.  The funding provides capital to fund real estate related lease obligations. The proceeds will be made available as needed in increments of $100,000 not to exceed $1.5 million with a due date of March 31, 2022. Interest is charged at the stated rate of 10% and is payable quarterly in arrears on each of April 30, July 31, October 31 and January 31. As of December 31, 2020, the Company had borrowed $900,000 under the Real Estate Term Loan. See Note 3 “Notes Payable, Long Term Debt and Current Portion – Long Term Debt” to our condensed financial statements.

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

Results of Operations

There are several factors that could affect our future results of operations.  These factors include, but are not limited to, the following:

●	the effectiveness of our consumer marketing efforts in generating both direct-to-consumer sales, and sales to consumers by our retailer customer;
●	uncertainty regarding the impact of macroeconomic conditions on consumer spending, including the COVID-19 pandemic, on consumer spending;
●	uncertainty regarding the capital markets and our access to sufficient capital to support our current and projected scale of operations;
●	the seasonality of our business, in which we have historically experienced higher sales volume (September through March);
●	a continued, uninterrupted supply of product from our third-party manufacturing suppliers in China; and
●	the success of our Scotts Miracle-Gro relationship.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the three months ended December 31, 2020.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On January 11, 2021, an alleged stockholder of the Company, Overbrook Capital, LLC, filed a putative class action complaint in the Eighth Judicial District Court, Clark County Nevada, against the Company, each of the members of the Board, Parent and Scotts Miracle-Gro, purportedly in relation to the Company’s entry into the Merger Agreement. The complaint asserts claims for breach of fiduciary duty against the defendants. The complaint alleges, among other things, that (i) the directors breached their fiduciary duties in connection with the Merger due to, among other things, the fairness and adequacy of Merger Consideration for the Company’s unaffiliated minority stockholders and a lack of certain measures in the Merger Agreement that the complaint alleges would have better protected the interests of Company’s unaffiliated minority stockholders, (ii) Parent and Scotts Miracle-Gro (as controlling stockholders) breached their fiduciary duties to the Company’s unaffiliated minority stockholders in connection with the Merger due to, among other things, an alleged lack of fairness to the Company’s unaffiliated stockholders, both in terms of price and process, and (iii) Parent, Scotts Miracle-Gro and the Company breached their fiduciary duties in connection with the Merger by, among other things, allegedly aiding and abetting the foregoing alleged breaches of fiduciary duty by the directors. The complaint seeks, among other things, in the event the Merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages, and unspecified attorneys’ and experts’ fees.

On January 12, 2021, an alleged stockholder of the Company, Nicoya Capital, LLC, filed a putative class action complaint in the Eighth Judicial District Court, Clark County Nevada, against each of the members of the Board, James Hagedorn, Chairman and Chief Executive Officer of Scotts Miracle-Gro, Peter Supron, Chief of Staff to the President of Scotts Miracle-Gro, the Company, Merger Sub, Parent and Scotts Miracle-Gro, purportedly in relation to the Company’s entry into the Merger Agreement. The complaint asserts a claim for breach of fiduciary duty against the defendants. The complaint alleges, among other things, that (i) Scotts Miracle-Gro, James Hagedorn and Parent (as controlling stockholders) breached their fiduciary duties of loyalty and care to the Company’s unaffiliated minority stockholders in connection with the Merger due to, among other things, an alleged lack of fairness to the Company’s unaffiliated stockholders, (ii) James Hagedorn, Peter Supron, the Company, Merger Sub and the directors breached their fiduciary duties in connection with the Merger due by, among other things, allegedly aiding and abetting a breach of fiduciary duty via selling the Company for what was alleged to be an unfair price, and (iii) the directors breached their fiduciary duties in connection with the Merger by, among other things, allegedly failing to protect the Company’s unaffiliated minority stockholders. The complaint seeks, among other things, an award of damages and unspecified attorneys’, accountant’s and experts’ fees.

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

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of the Company’s common stock (other than Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)), issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive the Merger Consideration, and will be cancelled.

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

The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. These conditions are more fully described in the Company’s definitive proxy statement on Schedule 14A related to the Merger and the Special Meeting filed with the SEC on January 22, 2021 (the “Proxy Statement”).  We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of stock.

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

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit or knowingly encourage, or engage in discussions or negotiations with respect to, or provide non-public information in connection with, a proposal from a third party with respect to an alternative transaction. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay. Additional information regarding these restrictions is provided in the Proxy Statement.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe and may result in substantial costs to us.

As described in Note 10 “Subsequent Events” to our condensed financial statements, two complaints have been filed by alleged stockholders of the Company, one of which is against the Company, each of the members of the Company’s board of directors, Parent and Scotts Miracle-Gro, and the other of which is against each of the members of the Company’s board of directors, James Hagedorn, Chairman and Chief Executive Officer of Scotts Miracle-Gro, Peter Supron, Chief of Staff to the President of Scotts Miracle-Gro, the Company, Merger Sub, Parent and Scotts Miracle-Gro, in each case, purportedly in relation to the Company’s entry into the Merger Agreement. The first complaint seeks, among other things, in the event the Merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages, and unspecified attorneys’ and experts’ fees. The second complaint seeks, among other things, an award of damages and unspecified attorneys’, accountant’s and experts’ fees. If injunctive relief is granted in any one or more of the lawsuits, then the Merger may not be consummated at all or within the expected timeframe. Also, if our insurance provider were to deny coverage under the existing insurance policies covering such actions or should such policies fail to cover the costs of defending any one or more of the lawsuits, we may incur substantial costs.

Additional lawsuits may be filed against us, our board of directors or other parties to the Merger Agreement, challenging our acquisition by Parent or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of certain orders or laws enjoining, preventing or otherwise prohibiting, restraining or making unlawful the consummation of the Merger and the other transactions contemplated by the Merger Agreement. As such, if the plaintiffs in any such potential lawsuits are successful in obtaining an injunction prohibiting us from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 11, 2020, by and among AeroGrow International, Inc., SMG Growing Media, Inc., AGI Acquisition Sub, Inc., and, solely for the purposes stated in Section 6.4, The Scotts Miracle-Gro Company ((incorporated by reference to Annex A of our Definitive Proxy Statement on Schedule 14A filed January 22, 2021)
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation, dated June 25, 2002 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.3	Certificate of Amendment to Articles of Incorporation, dated November 3, 2002 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.4	Certificate of Change to Articles of Incorporation, dated January 31, 2005 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.5	Certificate of Amendment to Articles of Incorporation, dated July 27, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.6	Certificate of Amendment to Articles of Incorporation, dated February 24, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K/A-2, filed November 16, 2006)
3.7	Certificate of Amendment to Articles of Incorporation, certified May 3, 2010 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q, filed August 12, 2010)
3.8	Certificate of Amendment to Articles of Incorporation, dated May 1, 2012 (incorporated by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q, filed August 10, 2012)
3.9	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 26, 2008)
3.10	Amendment to Bylaws (incorporated by reference to Exhibit 3.9 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed July 6, 2009)
3.11	Amendment No. 2 to Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed April 23, 2013)
4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed September 5, 2007)
4.2	Investor Rights Agreement by and between the Company and SMG Growing Media, Inc., dated April 22, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed April 23, 2013)
10.1	Term Loan and Security Agreement, dated as of August 3, 2020, by and between AeroGrow International, Inc. and The Scotts Company LLC (incorporated herein by reference to Exhibit 10.1 to AeroGrow International, Inc.’s Current Report on Form 8-K filed August 7, 2020)
31.1*	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act.
99.1	Scott’s Miracle-Gro Letter of Intent, dated October 2, 2020 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed October 8, 2020)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroGrow International, Inc.

Date: February 16, 2021	/s/ J. Michael Wolfe
By: J. Michael Wolfe
Its: President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 16, 2021	/s/ Grey H. Gibbs
By: Grey H. Gibbs
Its: Senior Vice President Finance and Accounting (Principal Accounting Officer)